Form 10-Q
period 1996-06-30
INNODATA CORP
filed 1996-08-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1996

                        Commission File Number 0-22196



                             INNODATA CORPORATION
                     (Exact name of small business issuer
                         as specified in its charter)


             DELAWARE                               13-3475943
  (State or other jurisdiction                  (I.R.S. Employer
         of incorporation)                     Identification No.)

                              95 ROCKWELL PLACE
                              BROOKLYN, NY 11217
                   (Address of principal executive offices)

                                (718) 855-0044
                         (Issuer's telephone number)






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 1996 there were 4,523,710 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              See pages 2-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              See pages 7-9

PART ll.  OTHER INFORMATION

              See page 10

                             INNODATA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996
                                (Unaudited)





ASSETS

CURRENT ASSETS:
   Cash and equivalents                                           $ 1,461,835
   Accounts receivable-net                                          4,703,488
   Short-term investments (at market)                               1,006,673
   Prepaid expenses and other current assets                        1,149,909
   Deferred income taxes                                               72,000
                                                                  -----------
          Total current assets                                      8,393,905

FIXED ASSETS-net                                                    3,565,012

GOODWILL-net                                                        1,203,746

OTHER ASSETS                                                          465,555
                                                                  -----------
TOTAL                                                             $13,628,218
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings, including current portion of
      acquisition notes payable                                   $   419,890
   Accounts payable and accrued expenses                            1,003,279
   Accrued salaries and wages                                         970,338
   Taxes, other than income taxes                                     205,810
                                                                  -----------
          Total current liabilities                                 2,599,317
                                                                  -----------
ACQUISITION NOTES PAYABLE-Long-term portion                           251,656
                                                                  -----------

DEFERRED INCOME TAXES PAYABLE                                         453,000
                                                                  -----------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
      issued, 4,543,298 shares                                         45,433
   Additional paid-in capital                                       8,730,429
   Retained earnings                                                1,692,260
                                                                  -----------

                                                                   10,468,122
    Less: treasury stock-41,500 shares at cost                       (143,877)
                                                                  -----------

          Total stockholders' equity                               10,324,245
                                                                  -----------

TOTAL                                                             $13,628,218
                                                                  ===========

      See notes to unaudited condensed consolidated financial statements

                             INNODATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)






                                                 1996         1995

REVENUES                                  $10,840,679   $9,660,700
                                          -----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                8,033,998    6,614,903
   Selling and administrative expenses      2,285,753    1,966,359
   Interest expense                            19,610        9,337
   Interest and dividend income               (62,444)     (76,447)
                                          -----------   ----------

          Total                            10,276,917    8,514,152
                                          -----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES      563,762    1,146,548

PROVISION FOR INCOME TAXES                    225,000      458,000
                                          -----------   ----------

NET INCOME                                $   338,762   $  688,548
                                          ===========   ==========

INCOME PER SHARE                                 $.07         $.15
                                                 ====         ====


      See notes to unaudited condensed consolidated financial statements

                             INNODATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)





                                                1996         1995

REVENUES                                  $5,250,261   $5,218,972
                                          ----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses               4,144,712    3,616,472
   Selling and administrative expenses     1,097,873    1,012,636
   Interest expense                           14,732        3,329
   Interest and dividend income              (28,250)     (33,005)
                                          ----------   ----------

          Total                            5,229,067    4,599,432
                                          ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES      21,194      619,540

PROVISION FOR INCOME TAXES                     8,000      247,000
                                          ----------   ----------
NET INCOME                                $   13,194   $  372,540
                                          ==========   ==========
INCOME PER SHARE                                $ -          $.08
                                                ====         ====


      See notes to unaudited condensed consolidated financial statements

                             INNODATA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)





                                                          1996          1995

OPERATING ACTIVITIES:
   Net income                                      $   338,762   $   688,548
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                    711,904       426,568
      Deferred income taxes                            100,000             -
      Changes in operating assets and liabilities:
         Accounts receivable                           395,293    (1,634,435)
         Prepaid expenses and other current assets    (468,835)     (147,607)
         Other assets                                 (264,543)       44,178
         Accounts payable and accrued expenses         488,560       (23,826)
         Taxes, other than income taxes                 11,698        80,311
         Income taxes                                 (726,194)      242,770
                                                   -----------   -----------

             Net cash provided by (used in)
               operating activities                    586,645      (323,493)
                                                   -----------   -----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                      (600,217)     (509,199)
   Payments in connection with acquisiti              (410,646)            -
   Redemption of short-term investments                240,000             -
                                                   -----------   -----------

             Net cash used in investing activities    (770,863)     (509,199)
                                                   -----------   -----------

FINANCING ACTIVITIES:
   Proceeds from short-term debt                       212,285             -
   Purchase of treasury stock                                -       (89,148)
   Proceeds from exercise of stock options              46,311             -
   Payments of long-term debt                         (179,197)      (91,666)
                                                   -----------   -----------

             Net cash provided by (used in)
               financing activities                     79,399      (180,814)
                                                   -----------   -----------

DECREASE IN CASH                                      (104,819)   (1,013,506)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD            1,566,654     2,363,868
                                                   -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                $ 1,461,835   $ 1,350,362
                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                     $    17,223   $    10,057
                                                   ===========   ===========
      Income taxes                                 $   891,128   $   215,230
                                                   ===========   ===========

      See notes to unaudited condensed consolidated financial statements

                             INNODATA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the six and three month periods ended June 30, 1996 and 1995 and of cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1995 financial statements.

2. On January 2, 1996, the Company acquired certain assets of International Imaging, Inc. ("II"). II is located in Azusa, California and provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 50,000 shares of the Company's restricted common stock valued at $153,125. The Company also paid approximately $300,000 of II's outstanding lease obligations. II's revenues for the year ended December 31, 1995 were in excess of $1,000,000.

3. In January 1996, options to purchase 16,025 shares of the Company's Common Stock were exercised by certain employees pursuant to the Company's stock option plan.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


GENERAL

INNODATA is a worldwide electronic publishing services company specializing in superior quality data conversion for Internet, CD-ROM, print and online database publishers around the globe. Services include all the necessary steps for product development and data capture: the highest accuracy data entry (99.995%+), OCR, SGML and custom coding, hypertext linking, imaging and document management systems, page composition, copyediting, indexing and abstracting, and applications programming. The Company also offers medical transcription services to health-care providers through its Statline division.


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues increased 1% to $5,250,261 for the three months ended June 30, 1996 compared to $5,218,972 for the similar period in 1995. During the second quarter of 1996 and 1995, one customer comprised of twelve affiliated companies accounted for 24% and 26% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

Direct operating expenses were $4,144,712 in the second quarter of 1996 and $3,616,472 in the second quarter of 1995, an increase of 15% in 1996 from 1995. Direct operating expenses as a percentage of revenues increased to 79% in the 1996 quarter compared with 69% in 1995. The increase in direct operating expenses as a percentage of revenues in 1996 was due principally to higher fixed costs in the Company's imaging services division as a percentage of its revenues, and increased labor costs in the Philippines of approximately $200,000 resulting from a collective bargaining agreement that became effective on April 1, 1996. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services and supplies and occupancy.

Selling and administrative expenses were $1,097,873 and $1,012,636 in the second quarter of 1996 and 1995, respectively, representing an increase of 8% in 1996 from 1995. Selling and administrative expenses as a percentage of revenues were 21% in 1996 compared with 19% in 1995. The dollar increase primarily reflects the expansion of the Company's management team, and also reflects the added overhead and sales related expenses of International Imaging acquired during 1996. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, advertising and marketing costs, travel expense, and administrative overhead.

Net  income  was  $13,194 and $372,540 in the second quarter of 1996 and 1995,
respectively.    Net  income  was  reduced  significantly  in  1996 due to the increased costs discussed above with no commensurate increase in revenues.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues increased 12% to $10,840,679 for the six months ended June 30, 1996 compared to $9,660,700 for the similar period in 1995. During the six months ended June 30, 1996 and 1995, one customer comprised of twelve affiliated companies accounted for 27% and 26% of the Company's revenues, respectively, and in 1996, one other customer accounted for 10% of revenues. No other customer accounted for 10% or more of the Company's revenues.

Direct operating expenses were $8,033,998 for the six months ended June 30, 1996 and $6,614,903 for the similar period in 1995, an increase of 21%
in 1996 from 1995. Direct operating expensesas a percentage of revenues increased to 74% in the 1996 period compared with 68% in 1995. The increase in direct operating expenses as a percentage of revenues in 1996 was due principally to higher fixed costs in the Company's imaging services division as a percentage of its revenues, and increased labor costs in the Philippines of approximately $200,000 resulting from a collective bargaining agreement that became effective on April 1, 1996.

Selling and administrative expenses were $2,285,753 and $1,966,359 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of 16% in 1996 from 1995. Selling and administrative expenses as a percentage of revenues was 21% in 1996 compared with 20% in 1995. The dollar increase primarily reflects the expansion of the Company's sales and marketing, including additional employees, and also reflects the added overhead and sales related expenses of International Imaging acquired during 1996.

Net income was $338,762 and $688,548 for the six months ended June 30, 1996 and 1995, respectively. Net income was reduced significantly as the increased revenues in 1996 were offset by significantly increased direct operating expenses and selling and administrative expenses as described above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $586,645 was provided by operating activities for the six months ended June 30, 1996, while net cash of $323,493 was used for the six months ended June 30, 1995, principally resulting from increased collections of accounts receivable during the six months ended June 30, 1996. Net cash of $770,863 and $509,199 was used in investing activities in 1996 and 1995, respectively, for the purpose of purchasing fixed assets in both years, and additionally in 1996, for payments in connection with the acquisition of International Imaging. These outlays were partially offset by the redemption of certain short-term investments in 1996. Net cash of $79,399 was provided by financing activities in the 1996  period,  while  net cash of
$180,814 was used in financing activities in 1995.    In 1996, the Company
received proceeds from short-term borrowings.

In April 1996, the Company entered into a collective bargaining agreement with a union covering non-management employees in the Philippines. The agreement is expected to increase labor costs approximately 10%. Management expects to reduce the impact of this increase through efficiencies in the production process and from certain price increases. Further, to continue to achieve growth in revenues, the Company is opening another facility in India and is enhancing its management team by hiring additional executive management personnel. In January 1996, the Company's Imaging Services division and Statline transcription division joined the Company's Brooklyn based production employees in a new facility in Hackensack, New Jersey that serves as the Company's worldwide telecommunications, customer service and technical support hub. The aforementioned costs are expected to reduce the earnings in 1996; however, management believes these investments are critical to assure greater returns and continued growth in the future.

The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $300,000 and 50,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1996. As of July 31, 1996, the Company was required to pay $110,000 and issue 15,000 shares of its common stock.

It is currently the Company's intention to open a production facility in India. In addition, the Company expects to make capital expenditures on an ongoing basis for the expansion of its existing production facilities in the Philippines and Sri Lanka and for additional equipment for its United States operations. The Company estimates these capital expenditures will aggregate approximately $1,500,000 during 1996, and it expects to obtain lease financing for its equipment to the extent available. The Company has a line of credit with a bank in the amount of $500,000.


INFLATION, SEASONALITY AND PREVAILING ECONOMIC CONDITIONS

To date, inflation has not had a significant impact on the Company's operations. The Company generally performs its work for its customers on a task by task at-will basis, or under short-term contracts or contracts which are subject to numerous termination provisions. The Company has flexibility in its pricing due to the absence of long-term contracts. The Company's revenues are not affected by seasonality.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities. Not Applicable

Item 3.  Defaults upon Senior Securities. Not Applicable

Item 4.  Submission  of  Matters to a Vote of Security Holders. Not Applicable

Item 5.  Other Information. None

Item 6. (a) Exhibits. None
        (b) Form 8-K Report.  None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA CORPORATION

Date:     8/12/96             /s/
                           -------------------------
                           Todd Solomon
                             President
                             Chief Executive Officer

Date:     8/12/96            /s/
                           -------------------------
                           Martin Kaye
                             Chief Financial Officer



- - -