Form 10-Q
period 1996-09-30
INNODATA CORP
filed 1996-11-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 1996

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






Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X      No
     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1996 there were 4,523,710 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

              See pages 2-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              See pages 7-9


PART II.    OTHER INFORMATION

              See page 10

                             INNODATA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                (Unaudited)





ASSETS

CURRENT ASSETS:
   Cash and equivalents                                           $ 2,022,898
   Accounts receivable-net                                          3,906,275
   Short-term investments (at market)                                 500,853
   Prepaid expenses and other current assets                        1,543,523
   Deferred income taxes                                               72,000
                                                                  -----------
          Total current assets                                      8,045,549

FIXED ASSETS-net                                                    3,713,382

GOODWILL                                                            1,181,846

OTHER ASSETS                                                          489,171
                                                                  -----------
TOTAL                                                             $13,429,948
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $   263,982
   Accounts payable and accrued expenses                            1,134,434
   Accrued salaries and wages                                       1,099,530
   Taxes, other than income taxes                                     209,234
                                                                  -----------
          Total current liabilities                                 2,707,180
                                                                  -----------
LONG-TERM DEBT, less current portion                                  314,257
                                                                  -----------
DEFERRED INCOME TAXES PAYABLE                                         453,000
                                                                  -----------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 4,565,210 shares                                        45,652
   Additional paid-in capital                                       8,766,767
   Retained earnings                                                1,286,969
                                                                  -----------

                                                                   10,099,388
    Less: treasury stock- at cost; 41,500 shares                     (143,877)
                                                                  -----------
          Total stockholders' equity                                9,955,511
                                                                  -----------
TOTAL                                                             $13,429,948
                                                                  ===========

See notes to unaudited condensed consolidated financial statements.

                             INNODATA CORPORATION


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)





                                                  1996         1995

REVENUES                                    $4,951,412   $5,532,456
                                            ----------   ----------
OPERATING COSTS AND EXPENSES:
   Direct operating expenses                 4,338,421    3,628,808
   Selling and administrative expenses       1,290,181    1,256,085
   Interest expense                              9,155        2,209
   Interest income                             (31,054)     (35,718)
                                            ----------   ----------
          Total                              5,606,703    4,851,384
                                            ----------   ----------
(LOSS) INCOME BEFORE (BENEFIT FROM)
     PROVISION FOR INCOME TAXES               (655,291)     681,072

(BENEFIT FROM) PROVISION FOR INCOME TAXES     (250,000)     273,000
                                            ----------   ----------

NET (LOSS) INCOME                           $ (405,291)  $  408,072
                                            ==========   ==========

(LOSS) INCOME PER SHARE                          $(.09)        $.09
                                                 =====         ====


See notes to unaudited condensed consolidated financial statements.

                             INNODATA CORPORATION


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)





                                                   1996          1995

REVENUES                                    $15,792,091   $15,193,156
                                            -----------   -----------
OPERATING COSTS AND EXPENSES:
   Direct operating expenses                 12,372,419    10,243,711
   Selling and administrative expenses        3,575,934     3,222,444
   Interest expense                              28,765        11,546
   Interest income                              (93,498)     (112,165)
                                            -----------   -----------
          Total                              15,883,620    13,365,536
                                            -----------   -----------
(LOSS) INCOME BEFORE (BENEFIT FROM)
     PROVISION FOR INCOME TAXES                 (91,529)    1,827,620

(BENEFIT FROM) PROVISION FOR INCOME TAXES       (25,000)      731,000
                                            -----------   -----------

NET (LOSS) INCOME                           $   (66,529)  $ 1,096,620
                                            ===========   ===========
(LOSS) INCOME PER SHARE                           $(.01)         $.25
                                                  =====          ====


See notes to unaudited condensed consolidated financial statements.

                             INNODATA CORPORATION


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)





                                                                 1996          1995
OPERATING ACTIVITIES:
   Net (loss) income                                       $  (66,529)  $ 1,096,620
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                         1,013,776       652,868
      Provision for doubtful accounts                           5,000        90,000
      Deferred income taxes                                   100,000             -
      Changes in operating assets and liabilities:
         Accounts receivable                                1,187,506    (2,119,386)
         Prepaid expenses and other current assets           (839,678)     (123,282)
         Other assets                                        (288,159)       44,100
         Accounts payable and accrued expenses                748,907       336,647
         Taxes, other than income taxes                        15,122        91,017
         Income taxes payable                                (726,194)      508,938
                                                           ----------   -----------
             Net cash provided by operating activities      1,149,751       577,522
                                                           ----------   -----------
INVESTING ACTIVITIES:
   Expenditures for fixed assets                             (992,856)     (737,694)
   Payments in connection with acquisition                   (410,646)            -
   Redemption of short term investment                        740,000             -
                                                           ----------   -----------
             Net cash used in investing activities           (663,502)     (737,694)
                                                           ----------   -----------
FINANCING ACTIVITIES:
   Proceeds from short-term debt                              133,574             -
   Purchase of treasury stock                                       -      (143,877)
   Proceeds from exercise of stock options                     65,768             -
   Redemption of preferred stock                                    -        (2,000)
   Payments of long-term debt                                (229,347)     (104,166)
                                                           ----------   -----------
             Net cash used in financing activities            (30,005)     (250,043)
                                                           ----------   -----------
INCREASE (DECREASE) IN CASH                                   456,244      (410,215)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   1,566,654     2,363,868
                                                           ----------   -----------
CASH AND EQUIVALENTS, END OF PERIOD                        $2,022,898   $ 1,953,653
                                                           ==========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                             $   35,143   $    12,713
                                                           ==========   ===========
      Income taxes                                         $  896,540   $   222,062
                                                           ==========   ===========


See notes to unaudited condensed consolidated financial statements.

                             INNODATA CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and of cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

3. During 1996, options to purchase 22,937 shares of the Company's Common Stock were exercised by employees pursuant to the Company's stock option plan.

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues decreased 11% to $4,951,412 for the three months ended September 30, 1996 compared to $5,532,456 for the similar period in 1995. The decrease in revenues was due principally to a decrease in volume from existing customers. During the third quarter of 1996 and 1995, one customer comprised of twelve affiliated companies accounted for 37% and 41% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $4,338,421 in the third quarter of 1996 and $3,628,808 in the third quarter of 1995, an increase of 20% in 1996 from 1995. Direct operating expenses as a percentage of revenues increased to 88% in the 1996 quarter compared with 66% in 1995. The significant increase in direct operating expenses as a percentage of revenues in 1996 was due principally to lower than anticipated revenues and higher fixed costs, including those of International Imaging acquired in 1996, and increased labor costs in the Philippines of approximately $200,000 resulting from a collective bargaining agreement that became effective on April 1, 1996. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services and supplies and occupancy.

     Selling and administrative expense was $1,290,181 and $1,256,085 in the third quarter of 1996 and 1995, respectively, representing an increase of 3% in 1996 from 1995. Selling and administrative expense as a percentage of revenues was 26% in 1996 compared with 23% in 1995. The dollar increase primarily reflects the expansion of the Company's management team, and also reflects the added overhead and sales related expenses of International Imaging acquired in 1996. Selling and administrative expense includes management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, trade shows, travel expense, and administrative overhead.

     The Company incurred a net loss of $(405,291) in the third quarter of 1996 compared to net income of $408,072 in the third quarter of 1995. The loss in 1996 was due to lower revenues realized in that period while experiencing increased direct costs as discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues increased 4% to $15,792,091 for the nine months ended September 30, 1996 compared to $15,193,156 for the similar period in 1995. During the first nine months of 1996 and 1995, one customer comprised of twelve affiliated companies accounted for 28% and 31% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $12,372,419 for the nine months ended September 30, 1996 and $10,243,711 for the similar period in 1995, an increase of 21%. Direct operating expenses as a percentage of revenues increased to 78% in the 1996 period compared with 67% in 1995. The significant increase in direct operating expenses as a percentage of revenues in 1996 was due principally to lower than anticipated revenues and higher fixed costs, including those of International Imaging acquired in 1996, and increased labor costs in the Philippines of approximately $400,000 resulting from a collective bargaining agreement that became effective on April 1, 1996.

     Selling and administrative expense was $3,575,934 and $3,222,444 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of 11% in 1996 from 1995. Selling and administrative expense as a percentage of revenues was 23% in 1996 compared with 21% in 1995. The dollar increase primarily reflects the expansion of the Company's sales and marketing, including additional employees, and also reflects the added overhead and sales related expenses of International Imaging acquired during 1996.

     The Company incurred a net loss of $(66,529) for the first nine months of 1996 and realized net income of $1,096,620 for the first nine months of 1995. The loss in 1996 was due to lower revenues realized in that period while experiencing increased direct costs as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $1,149,751 and $577,522 was provided by operating activities for the nine months ended September 30, 1996 and 1995, respectively, principally resulting from increased collections of accounts receivable during the nine months ended September 30, 1996. Net cash of $663,502 and $737,694 was used in investing activities in 1996 and 1995, respectively, for the purchase of fixed assets in both years, and additionally, in 1996, for payments in connection with the acquisition of International Imaging. These outlays were partially offset by the redemption of certain short-term investments in 1996. Net cash of $30,005 and $250,043 was used in financing activities in the 1996 and 1995 periods, respectively. In 1996, the Company received proceeds from short-term borrowings and from the exercise of stock options offset by payments of long-term debt.

     In April 1996, the Company entered into a collective bargaining agreement with a union covering non-management employees in the Philippines. The agreement is expected to increase labor costs approximately 10%. Management expects to reduce the impact of this increase over time through efficiencies in the production process and from certain price increases. Further, to support an anticipated growth in revenues, the Company is opening a new facility in India in 1997 and is enhancing its management team by hiring additional executive management personnel. In January 1996, the Company's Imaging Services division and Statline transcription division joined the Company's Brooklyn based production employees in a new facility in Hackensack, New Jersey that serves as the Company's worldwide telecommunications, customer service and technical support hub. The aforementioned costs have had an adverse affect on earnings in 1996; however, management believes these investments are critical to assure greater returns and anticipated growth in the future.

     The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $300,000 and 50,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1996. As of September 30, 1996, the Company was required to pay $110,000 and issue 15,000 shares of its common stock.

     The Company plans to open a production facility in India. In addition, the Company expects to make capital expenditures on an ongoing basis for the expansion of its existing production facilities in the Philippines and Sri Lanka and for additional equipment for its United States operations. The Company estimates these capital expenditures will aggregate approximately $1,500,000 during the next 12 months. The Company has a line of credit with a bank in the amount of $500,000 and is currently negotiating a $3 million line of credit, $1 million of which is for equipment financing.


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


INNODATA CORPORATION

Date:     11/12/96          /s/
          ---------       ----------------
                          Todd Solomon
                          President
                          Chief Executive Officer

Date:     11/12/96          /s/
          ---------       ----------------
                          Martin Kaye
                          Chief Financial Officer

EXHIBIT INDEX

Exhibit 27 - Financial Data Schedule