Form 10-K
period 1996-12-31
INNODATA CORP
filed 1997-03-26
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark  One)
/  x  /     Annual report under section 13 or 15(d) of the securities exchange act  of  1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                               -----------------

/   /   Transition report under section 13 or 15(d) of the securities exchange act  of  1934

COMMISSION  FILE  NUMBER    0-22196

                             INNODATA CORPORATION
                (Name of small business issuer in its charter)


            DELAWARE                                    13-3475943
 (State  or  other  jurisdiction  of      (I.R.S. Employer Identification No.)
  incorporation  or  organization)

         95  ROCKWELL  PLACE
        BROOKLYN,  NEW  YORK                             11217
 (Address  of  principal  executive  offices)          (Zip  Code)

                              (718)  855-0044
                       (Issuer's  telephone  number)

Securities  registered  under  Section  12(b)  of  the  Exchange Act:     NONE

Securities  registered  under  Section  12(g)  of the Exchange Act:
                                      COMMON STOCK,  $.01  PAR  VALUE
                                      REDEEMABLE  WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No  /    /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.    /  X  /

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $20,536,448
                                                                  -----------

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 28, 1997 of $1.25 per share. $3,271,173
                                             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  4,523,710 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1997.
  ---------

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                             [SEE INDEX TO EXHIBITS]

                                    PART I
                                    ------


ITEM  1.    DESCRIPTION  OF  BUSINESS.

INTRODUCTION

     The Company was incorporated in Delaware in June 1988, maintains its executive offices in New York City and employs a work force in other locations in the U.S. and approximately 2,700 persons in the Philippines and Sri Lanka. The Company is a worldwide electronic publishing services company specializing in high quality data conversion for Internet, CD-ROM, print and online database publishers around the globe. Services include all the necessary steps for product development and data capture: the highest accuracy data entry (99.995%+), OCR, SGML and custom coding, hypertext linking, imaging and document management systems, page composition, copyediting, indexing and abstracting, and applications programming. The Company also offers medical transcription services to healthcare providers through its Statline division.

     The Company intends to utilize its labor force to perform such additional tasks in the high-tech information and related industries as may be economically performed by large labor forces at competitive wage rates. As technology develops in these industries, the Company will seek to employ persons with advanced skills to exploit these areas of opportunity. At the same time, the Company intends to diminish or eliminate areas of its business which may become, or may be rendered, less important or obsolete by advancing technology.


THE  COMPANY'S  SERVICES

DATA  ENTRY  AND  CONVERSION
----------------------------

The Company's procedures for converting data to the required format depend on the type of information the customer must use in its business, the manner in which such information is used, the source of the data (e.g., microfilm, microfiche, magnetic files or hard copy), turnaround time, and the customer's updating and processing procedures. The Company typically performs some or all of the following tasks:

     a.  Data  Preparation  and  Coding

     The customer's data is received in the Philippines either in hard copy by courier or electronically through scanning and telecommunications equipment. Customers may elect to locate scanning equipment on their premises or may choose to use equipment which is available in the Company's New Jersey, Maryland or United Kingdom offices. The source data is coded with character strings or schemes which allow the customer to readily process the finished product on its computers and/or to print the finished product with defined composition. Customers may select various coding schemes, including Standard Generalized Markup Language (SGML), which is an international standard for electronic data formatting.

     b.  Data  Entry

     Coded material is keyed once or twice, as requested by the customer, by separate groups of data entry personnel. The Company guarantees a higher level of accuracy when the data is keyed twice. The two versions of the keyed
data  are  programmatically  compared.    Software  automatically  flags  any
deficiencies for correction by the Company's editors. A "merged" version of the keyed data is prepared. The Company also performs these services using
OCR  technology,  where  appropriate.

     c.  Proofreading  and  Quality  Control

     The Company has developed a system for data quality audit. As a result, each employee's work is measured both quantitatively and qualitatively.

For projects which require extremely high quality levels, each character that is keyed is proofread at least twice. Such projects command a premium in price. During the entire keying process, on-line spell checkers and syntax verification programs are used to verify quality and accuracy.

          d.  Delivery  of  Converted  Data

At this stage, the converted data may be returned to the Company's customers for commercial or in-house processing. Completed data is compiled and transmitted to the United States over the Company's dedicated communications circuit. The Company's U.S. staff downloads the data onto tapes or diskettes which are forwarded to each customer. The customer then loads the data into its computer system for printing, publication of CD-ROM's, or dissemination on-line. Alternatively, the customer may determine to use the data to produce camera-ready copy for production of books and journals.


INDEXING  AND  ABSTRACTING
--------------------------

     The Company's indexers analyze and categorize articles, professional papers or similar materials based on content and the selection of appropriate descriptive terms from a list of predefined terms. Subscribers to databases offered by the Company's customers consult the same list of predefined terms in order to access information corresponding to an area of inquiry.

     The Company's abstracting personnel summarize an entire document in a short paragraph in order to allow a database subscriber to quickly determine whether a given document contains information relevant to the topic being researched. Abstracting requires an understanding of the document's subject matter to ensure that the summary is complete and relevant.

     Employees who perform indexing and abstracting work must be sufficiently knowledgeable to understand, analyze and classify material on an extensive array of subjects. Most of these employees have degrees and/or work experience related to the specific material which they abstract.


TYPESETTING  AND  COMPOSITION
-----------------------------

     The Company offers composition and typesetting services which are managed from its facility in Halethorpe, Maryland, with services performed in Maryland and in the Philippines. The Company performs the entire process from data capture of manuscripts to finished camera-ready copy.


IMAGING  AND  SCANNING  CONVERSION
----------------------------------

The Company's Imaging Services division assists companies in successfully integrating imaging and document management systems, CAD, and imaging applications. It provides document management software, peripherals, or complete systems depending on client requirements. It works to select the appropriate document management system, workflow and viewing software that would best suit the customer specifications and supports the latest in state-of-the-art equipment from high-speed document scanners to large format and film scanners. The capabilities of the Imaging Services division include the scanning and indexing of all different types of business documents, technical manuals, engineering drawings, 35mm aperture cards and microfilm.


MEDICAL  TRANSCRIPTION  SERVICES
--------------------------------

The Company's Statline division provides medical transcription services to health care providers by providing proprietary software to its customers to establish data base information regarding medical records. The Company provides a portion of such services from its off-shore facilities. The growth of this business is dependent on the employment and training of qualified medical transcriptionists in the United States and in its off-shore facilities.

INTERNET  TECHNICAL  SUPPORT
----------------------------

The Company provides electronic technical support through a strategic alliance with Softbank Services Group ("SSG"). The alliance combines internet based services with proprietary software to create superior customer service. The Company responds to both technical and customer service queries from internet based end-users with skilled technical support personnel from its call center facility in Manila, Philippines. Once determined, solutions are routed back through the Company's high bandwidth overseas channel to SSG's software system, and ultimately delivered to the end-user via internet e-mail.


ACQUISITIONS

     On January 2, 1996 the Company acquired the business of International Imaging, Inc. ("II"). II provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 50,000 shares of the Company's restricted common stock. The Company also paid approximately $300,000 of II's outstanding lease obligations. II's revenues for the year ended December 31, 1995 were approximately $1,000,000.

     On December 1, 1994, the Company acquired certain assets of Engineering Images ("EI"). EI is a provider of imaging and document management systems and scanning/conversion services. The purchase price consisted of $427,270 cash (including expenses of $27,270), three-year subordinated notes in the aggregate principal amount of $300,000 payable in 36 equal monthly installments commencing December 15, 1994 plus interest at the prime rate, and 56,764 restricted shares of the Company's common stock with piggy-back
registration  rights  valued  at  $200,000.    The  assets  acquired  consist
principally  of  certain  fixed  assets  and  goodwill.


OCR  AND  SIMILAR  TECHNOLOGIES

     Optical Character Recognition ("OCR") involves first producing an image which is a digital representation of a document and then using one of many OCR engines to convert that image into a text file corresponding to the characters on the page. The Company utilizes OCR technology where there are cost savings to the Company and its customers, and seeks to utilize other new technologies which may permit it to further automate its operations.

     The Company recognizes that OCR and existing or as yet undeveloped technologies could eventually render straight data entry obsolete. Accordingly, advances in OCR or other technologies (such as voice recognition) will increase the relative importance to the Company of its higher level services such as indexing, abstracting, photocomposition and developing document management systems, and of other opportunities which will arise as a result of new technologies or other factors.


EQUIPMENT

     The Company's U.S. and Philippine facilities, as well as its United Kingdom sales office, are interconnected by leased circuits. Each facility is a local call on the other's PABX, and customers need only dial the Hackensack, New Jersey office to be transferred, at no additional cost, to either Philippine facility. This leased circuit enables the Company to transmit data and image documents to and from the Philippines, rather than by air courier which can take up to five days. The Company also utilizes scanning equipment in New Jersey, Halethorpe, Maryland and in the United Kingdom to facilitate the transmission of information to the Philippines.


SALES  AND  MARKETING

     Sales and marketing functions are primarily conducted by the Company's full-time sales personnel. Sales and marketing activities have consisted primarily of exhibiting at trade shows in the United States and Europe, and by seeking direct personal access to decision-makers. The Company has also obtained visibility by way of articles published in the trade press. To date, the Company has not conducted any significant advertising campaign in the general media.

     The Company's Imaging Services division has a reseller program that allows qualified companies in document and records management, micrographics, reprographics and CAD to resell conversion services. The division also works with strategic document imaging systems vendors. The Imaging Services division's traditional markets include Fortune 500 manufacturers, major utilities, governmental departments, hospital medical records, litigation support and commercial back-office applications.


COMPETITION

     The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react timely and appropriately to short and long-term trends and competitively price its services. Firms compete based on price, geographic location, quality and speed of turn-around, as well as on the size of project and the complexity and level of work which they can perform on an economic basis. Major competitors operating in the Philippines are Saztec Philippines, Inc., Systems and Encoding Corporation (Sencor), Unidata Corporation, ASEC International Phils., Inc., Equidata Philippines, Inc., Data Solutions, Inc., Phil Database and Services, Inc. and Direct Data Capture, Ltd. QHData and Beijing Formax are major competitors that perform work in mainland China and APEX Data Services, Inc. performs work primarily in India. Saztec International, Inc., First Image Data Input division of First Financial Management Corporation and ASEC International, Inc. are the Company's major competitors with operations in the United States. There are also numerous other companies worldwide, with a concentration in third world countries (including India, Mexico, Sri Lanka and the Caribbean Basin) which may be regarded as competitive with the Company. The Company may also be considered in competition with customers' and potential customers' in-house personnel who may attempt to duplicate the Company's services.

     The Company makes substantial efforts to maintain the quality of its work force. The Company also competes on the basis of its perceived proximity to its customers. Many offshore conversion companies do not maintain a presence outside of the country in which their production facility is located. While such companies are compelled to conduct business and service customers through brokers or via fax and telephone calls, many of the Company's customer related functions, including sales, delivery of completed data products and customer service, are performed in the United States.

     The Company's scanning conversion services conducted through its Imaging Services division competes with numerous companies which may have substantially greater financial, technical and other resources than the Company. Firms compete based on price, geographic location, quality and speed of turn-around, as well as on the size of project and the complexity and level of work which they can perform on an economic basis. Major national competitors include Wesco and Docucon. Smaller local competitors include Drawing Management, Kruse Industries and Berhan Associates. The Company may also be considered in competition with customers' and potential customers' in-house personnel who may attempt to duplicate the Company's services.

     The Company's Statline transcription services division competes on the basis of quality, speed of turn-around and price. It competes with many local transcription services, including work-at-home individuals and medical care providers' in-house staffs.


RESEARCH  AND  DEVELOPMENT

     The Company has not made significant expenditures in 1996 for research and development, although expenditures were incurred in connection with OCR technology developments, enhancing its networking and telecommunications capabilities and exploring new business ventures, including the internet technical support business.


CUSTOMERS

     The Company generally performs its work for its customers on a task by task at-will basis, or under short-term contracts or contracts which are subject to numerous termination provisions.

     During 1996 and 1995, one customer that is comprised of twelve affiliated companies, accounted for 24% and 29% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Revenues from the European market increased to 19% of total revenues in 1996 from 18% in 1995.


FACTORS  AFFECTING  BUSINESS  IN  THE  PHILIPPINES

     While the major part of the Company's operations are carried on in the Philippines, the Company's headquarters are in the United States and its customers to date have all been located in North America and Europe. As a result, the Company is not as affected by economic conditions in the Philippines as it would be if it depended on revenues from sources internal to the Philippines. However, such adverse economic factors as inflation, external debt, negative balance of trade, political pressure to raise salaries and underemployment may significantly impact the Company. For example, in the first few months of 1994, the minimum wage rates in the Philippines increased an aggregate of approximately 23%. Additional minimum wage increases have also been mandated in 1997.

     Certain aspects of the Philippine economy directly affect the Company. While the political situation currently appears to be stable, business in the Philippines was significantly disrupted by the political turmoil surrounding the fall of the Marcos administration in the late 1980s. Further unrest occurred during the Aquino administration. The Philippines remain vulnerable to political unrest which could interfere with the Company's operations. Political instability could also change the present satisfactory legal environment for the Company through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like.

     As a United States corporation engaged in business operations in the Philippines, through March 31, 1995 the Company had been subject to both U.S. and Philippine income tax with respect to the Philippine source income derived by the Company. In addition, the Philippine source income of the Company is subject to other Philippine taxes such as the value-added tax and tax on the repatriation of profits from the Philippine operations to the Company in the United States. Under U.S. tax law, the U.S. foreign tax credit is available (subject to various limitations) to reduce the burden of double taxation on the Philippine source income of the Company. However, as a result of the foreign tax credit limitation, the Company may only be entitled to claim a foreign tax credit with respect to a portion of the income taxes payable in the Philippines. In addition, the foreign tax credit is not available with respect to any value added taxes or any other non-income taxes payable in the Philippines. The Philippines and the United States entered into an Income Tax Treaty effective October 16, 1982. The Company believes that such treaty has no material adverse effect on the Company.

     Commencing April 1, 1995, the Philippine operations are conducted through a wholly-owned subsidiary that has been granted an income tax holiday for a four-year period. Accordingly, no income taxes will be payable on earnings from operations of the subsidiary during such period, unless repatriated to the U.S.

     The Company funds its operations in the Philippines through the transfer of United States dollars to the Philippines only as needed and generally does not maintain any significant amount of funds or monetary assets in Philippine pesos. Since the Company does not have income generating customers in the Philippines, the direction of currency flow is largely into the Philippines.
However, to the extent that the Company needs to bring currency out of the Philippines in the course of its operations, it will be affected by currency control regulations. Foreign currency or foreign exchange may only be exported from the Philippines in accordance with the rules and regulations of the Central Bank of the Philippines. Foreign investments which are made in the Philippines and are duly registered with the Central Bank or with a custodian bank duly designated by the foreign investor are entitled to full and immediate capital repatriation and dividend and interest remittance privilege without prior Central Bank approval. The Company's investment has been registered with the Central Bank. However, there can be no assurance that these regulations may not be altered in the future in a way that would be unfavorable to the Company.

     The Philippines has historically experienced high rates of inflation and major fluctuations in exchange rate between the Philippine peso and the United States dollar. Continuing inflation without corresponding devaluation of the peso against the dollar, or any other increase in value of the peso relative to the dollar, may have a material adverse effect on the Company's operations and financial condition. From time to time, the Company has purchased futures contracts for pesos at fixed prices, in order to ensure a stable cost of services.

     The Philippines is subject to relatively frequent earthquakes, volcanic eruptions, floods and other natural disasters, which may disrupt the Company's operations. However, the eruption of Mt. Pinatubo, which is 50 miles from Manila, did not prevent the Company from fulfilling its customer orders, although it did have to rely more heavily on electronic transmission of data since the airports were closed, preventing the arrival and shipping of paper documents and electronic storage disks. The Company has a facility in Cebu City, which is located on a separate island 350 miles from Manila and which also may serve as a disaster recovery site. The Company has an additional facility in Sri Lanka and expects to open an additional facility in India in 1997.

     Power outages lasting for periods of as long as eight hours per day have occurred. The Company's facilities in Manila and Cebu are equipped with standby generators which have produced electric power during these outages; however, there can be no assurance that the Company's operations will not be adversely affected should municipal power production capacity deteriorate further.


EMPLOYEES

     As of February 28, 1997, the Company employed an aggregate of approximately 100 persons in the United States and the United Kingdom, and approximately 2,700 persons in the Philippines and Sri Lanka.

     Employees at the Company's Manila facilities voted to join a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases for the five years ended March 31, 2001.

     No other of the Company's employees are represented by any labor union. The Company believes that its relations with its employees are satisfactory.


Production  Staff;  Recruitment  and  Training-Philippines
----------------------------------------------------------

     The Philippines offers a well educated workforce trained in an English language school system. Economic opportunity in the Philippines is not commensurate with the level of education in the workforce. The overall depressed economic conditions and low wage scale permit an educated professional to enjoy a comfortable standard of living on an income that is relatively low when compared to that in developed nations.

     The  Company's  staff  in  the  Philippines  has  a  median age of 24.  A significant number of employees have college degrees. A substantial middle management infrastructure, grown both from within the ranks of the Company and though experienced hires, is in place. These managers are in charge of departmental responsibilities, including personnel, public relations, facilities, quality control, programming, systems and development.

     The Company maintains a vigorous recruiting, screening and training program. All applicants are given an extensive battery of written and practical tests, many developed specifically by the Company, over a two day period. The Company hires less than 10% of all applicants. Diagnostic tests and equipment have allowed the Company to hire the brightest people available rather than focusing solely on typing ability.

     Once hired, the Company uses intensive efforts to train its employees and to ensure that their skills are constantly upgraded. Training is performed under close supervision by senior personnel. In addition, the Company has an in-house training program for new employee applicants who have all the requisite skills, excepting the speed of their performance. The course consists of approximately three weeks of half-day sessions. Upon satisfactory completion, full time employment is offered.

     The Company seeks to maintain high levels of motivation and retention. It offers its employees what it believes to be one of the most comprehensive benefit packages available in the Philippines. This package includes comprehensive medical insurance, eye care, food subsidies, a subsidized general store and canteen, tuition credits, and free computer programming classes. It maintains a modern and well appointed facility. It conducts aggressive incentive programs tied to performance. It affords to its employees the opportunity to advance.


ITEM  2.    DESCRIPTION  OF  PROPERTY

     The Company's Manila, Philippines premises are occupied under a five-year lease which expires on December 31, 1998 and which is cancelable at the Company's option. The premises consist of a four story, 45,000 square foot building with a separate cafeteria building. The lease provides for monthly payments of approximately $27,000 in 1997 and $30,000 in 1998.

     The Company's operations in the Philippines city of Cebu are conducted in approximately 10,000 square feet of space leased through March 2001, cancelable at the Company's option, at a monthly rental of approximately $8,000.

     The Company has a lease for a 12,000 square foot office and production facility located in Hackensack, New Jersey. The lease provides for monthly rental payments of approximately $16,000 through December 1999. In addition, the Company leases a 6,000 square foot office and production facility in Maryland for approximately $7,000 per month. The lease expires February, 2002.

     The Company has various short-term leases in Sri Lanka, California and the United Kingdom with lease payments aggregating approximately $8,000 per month.

     The Company has entered into agreements to lease production facilities currently under construction in India. Pursuant to its terms, upon completion of the facilities, the Company will be obligated to make payments aggregating approximately $150,000 per year for an initial term of five years.

     The Company believes that it maintains adequate fire, theft and liability insurance for its facilities and that its facilities are adequate for its present needs.


ITEM  3.    LEGAL  PROCEEDINGS.

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The  following  matters  were  voted  on  at  the November 7, 1996 Annual
Meeting  of  Stockholders.    The  total  shares  voted  were  3,848,466.





                         FOR        AGAINST  ABSTAIN  WITHHELD  NOT VOTED
                         ---------  -------  -------  --------  ---------

ELECTION OF DIRECTORS:
Barry Hertz              3,820,209                      28,257
Todd Solomon             3,715,577                     132,889
Jack Abuhoff             3,718,364                     130,102
Martin Kaye              3,824,364                      24,102
Albert Drillick          3,820,759                      27,707
E. Bruce Fredrikson      3,822,259                      26,207
Morton Mackof            3,824,364                      24,102
Stanley Stern            3,824,864                      23,602

1996 STOCK OPTION PLAN   2,146,538  332,897   41,667            1,327,364

APPOINTMENT OF AUDITORS  3,826,928   11,202   10,336

                                    PART II
                                    -------


ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's Common Stock and Redeemable Warrants are quoted on the NASDAQ National Market System under the symbols "INOD" and "INODW", respectively. On February 28, 1997, there were 100 stockholders of record of the Company's Common Stock, and 54 holders of record of the Redeemable Warrants based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 1,600.

     The following tables set forth the high and low sales prices on a quarterly basis for the Company's Common Stock and Redeemable Warrants, as reported on NASDAQ NMS, for the two years ended December 31, 1996.





                COMMON STOCK           REDEEMABLE WARRANTS
                SALE PRICES            SALE PRICES

1995            HIGH          LOW      HIGH                 LOW
--------------  ------------  -------  -------------------  ----

First Quarter              5    3/1/8                  3/4  3/16

Second Quarter         5-3/8    3-1/4                13/16   3/8

Third Quarter              5    3-1/4                 7/16   1/4

Fourth Quarter         5-1/8    3-3/4                 7/16  7/32

1996
--------------

First Quarter          5-3/4  3-11/16                 7/16  3/16

Second Quarter         4-5/8    3-3/8                 7/16  3/32

Third Quarter          3-3/4  1-15/16                  1/4  3/32

Fourth Quarter         2-3/8        1                 7/32  3/32



DIVIDENDS

 The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.


ITEM  6.    SELECTED  FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS.

                            SELECTED FINANCIAL DATA





YEAR ENDED DECEMBER 31,                               1996          1995          1994         1993         1992
                                               ------------  ------------  ------------  -----------  ----------

REVENUES                                       $20,536,448   $20,767,405   $14,344,914   $9,619,722   $5,893,383
                                               ------------  ------------  ------------  -----------  ----------

OPERATING COSTS AND EXPENSES
     Direct operating costs                     16,783,595    14,044,067    10,764,658    7,003,288    3,817,000
     Costs resulting from project termination            -             -       393,195            -            -
     Selling and administrative                  4,799,739     4,344,793     2,834,534    1,966,103    1,000,131
     Interest expense                               36,383        18,476         7,392       82,375       86,089
     Interest and dividend income                 (123,771)     (151,319)     (160,689)     (89,767)           -
                                               ------------  ------------  ------------  -----------  ----------

          Total                                 21,495,946    18,256,017    13,839,090    8,961,999    4,903,220
                                               ------------  ------------  ------------  -----------  ----------

(LOSS) INCOME BEFORE
   INCOME TAXES                                   (959,498)    2,511,388       505,824      657,723      990,163
INCOME TAXES                                      (357,000)    1,000,000       199,000      215,000      315,000
                                               ------------  ------------  ------------  -----------  ----------

NET (LOSS) INCOME                              $  (602,498)  $ 1,511,388   $   306,824   $  442,723   $  675,163
                                               ============  ============  ============  ===========  ==========

(LOSS) INCOME PER SHARE                        $      (.13)  $       .32   $       .07   $      .13   $      .25
                                               ============  ============  ============  ===========  ==========

CASH DIVIDENDS PER SHARE                                 -             -             -            -            -
                                               ============  ============  ============  ===========  ==========


AS OF DECEMBER 31,                                    1996          1995          1994         1993         1992
                                               ------------  ------------  ------------  -----------  ----------

WORKING CAPITAL                                $ 4,774,121   $ 6,247,708   $ 4,972,682   $5,526,467   $   73,723
                                                                           ============  ===========  ==========

TOTAL ASSETS                                   $12,416,296   $12,538,694   $10,077,049   $9,014,247   $2,018,127
                                               ============  ============  ============  ===========  ==========

LONG-TERM DEBT                                 $   195,960   $    92,180   $   191,666   $        -   $  209,068
                                               ============  ============  ============  ===========  ==========

STOCKHOLDERS' EQUITY                           $ 9,477,471   $ 9,747,655   $ 8,327,601   $7,877,512   $  682,204
                                               ============  ============  ============  ===========  ==========




                     MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion should be read in conjunction with the Audited Financial Statements and related Notes thereto of the Company for the years ended December 31, 1996, 1995 and 1994 included in Item 7 of this Form 10-KSB.


RESULTS  OF  OPERATIONS

General

     The Company is a worldwide electronic publishing services company specializing in high quality data conversion for Internet, CD-ROM, print and online database publishers around the globe. Services include all the necessary steps for product development and data capture: the highest accuracy data entry (99.995%+), OCR, SGML and custom coding, hypertext linking, imaging and document management systems, page composition, copyediting, indexing and abstracting, and applications programming. The Company also offers medical transcription services to health-care providers through its Statline division.


YEARS  ENDED  DECEMBER  31,  1996  AND  1995

     Revenues decreased 1% to $20,536,448 for the year ended December 31, 1996 compared to $20,767,405 for the similar period in 1995. The decrease in revenues was due principally to a decrease in volume from existing customers, net of approximately $846,000 of revenues from International Imaging which was acquired in January 1996 and the addition of new customers. Revenues from the European market increased to 19% of total revenues in 1996 from 18% in 1995. Revenues have been primarily attributable to data entry and conversion services which accounted for approximately 63% of the Company's revenues in 1996 and 72% of the Company's revenues in 1995. During 1996 and 1995, one customer comprised of twelve affiliated companies, accounted for 24% and 29% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $16,783,595 for the year ended December 31, 1996 and $14,044,067 for the similar period in 1995, an increase of 20%. Direct operating expenses as a percentage of revenues increased to 82% in 1996 compared to 68% in 1995. The increase in direct operating expenses in 1996 was due to higher fixed costs in the Company's imaging services division of approximately $700,000, principally resulting from the acquisition of International Imaging, and increased payroll and related costs in the Philippines of approximately $1,000,000 resulting principally from a collective bargaining agreement that became effective on April 1, 1996. In addition, costs related to telecommunications, occupancy costs and depreciation in the U.S. based operations increased approximately $800,000. Direct operating costs include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expense was $4,799,739 and $4,344,793 for the years ended December 31, 1996 and 1995, respectively, representing an increase of 10% in 1996 from 1995. Selling and administrative expense as a percentage of revenues was 23% in 1996 and 21% in 1995. The dollar increase primarily reflects the expansion of the Company's management team, and also reflects the added overhead and sales related expenses of International Imaging acquired during 1996. Selling and administrative expense includes management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, trade shows, travel expense, and administrative overhead.

     Income tax (benefit) expense as a percentage of pre-tax income was (37)% in 1996 and 40% in 1995.

     Net  (loss)  income  was  $(602,498)  in 1996 and $1,511,388 in 1995. Net income was reduced significantly in 1996 due to the increased costs discussed above with no commensurate increase in revenues.


YEARS  ENDED  DECEMBER  31,  1995  AND  1994

     Revenues increased 45% to $20,767,405 for the year ended December 31, 1995 compared to $14,344,914 for the similar period in 1994. The increase in revenues was due principally to an increase in volume from existing customers, to the addition of approximately $2,250,000 of revenues from Engineering Images which was acquired in December 1994 and, to a lesser extent, the addition of new customers. Revenues from the European market increased to 18% of total revenues in 1995 from 16% in 1994. Revenues have been primarily attributable to data entry and conversion services which accounted for approximately 72% of the Company's revenues in 1995 and 82% of the Company's revenues in 1994. During 1995 and 1994, one customer comprised of twelve affiliated companies, accounted for 29% and 37% (14% from one of the companies in 1994) of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $14,044,067 for the year ended December 31, 1995 and $10,764,658 for the similar period in 1994, an increase of 30%. Direct operating expenses as a percentage of revenues decreased to 68% in 1995 compared to 75% in 1994. A wage increase was mandated in the Philippines in 1994. The effect of such increase has since been reduced primarily through efficiencies in the production process. Further, significant costs were incurred in 1994 from a single project outside of the Company's core business that negatively impacted profits from July 1993 until its termination at the end of March 1994. Costs associated with this project, primarily for payroll and high speed telecommunication lines, exceeded revenues by approximately $300,000 in 1994. In addition, the Company did not realize its normal margins on work performed in connection with such revenues. The Company also incurred expenses attributable to terminating this project of $393,195.

     Selling and administrative expense was $4,344,793 and $2,834,534 for the years ended December 31, 1995 and 1994, respectively, representing an increase of 53% in 1995 from 1994. Selling and administrative expense as a percentage of revenues was 21% in 1995 and 20% in 1994. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts which resulted in significant increases in revenue, and to a lesser extent also reflects increases in general overhead as a result of the increased volume, including additional employees. The dollar increase also reflects the added overhead and sales related expenses of Engineering Images acquired in December 1994 of approximately $600,000.

     Income tax expense as a percentage of pre-tax income was 40% in 1995 and 39% in 1994.

     Net income was $1,511,388 in 1995 and $306,824 in 1994. The substantial increase in 1995 is due principally to the increased revenues in 1995 and that 1994 was adversely impacted by the increased direct costs from the single project discussed above and the expenses of termination of that project in March 1994.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities was $897,085 in 1996 and $654,622 in 1995. Net cash provided by operating activities for the year ended December 31, 1996 was increased due to a decrease in accounts receivable, offset by a loss from operations. Net cash used in investing activities was $401,919 in 1996 and $1,193,973 in 1995. The decrease in 1996 was due to the acquisition of International Imaging utilizing cash of $410,646, offset by proceeds from short-term investments of $1,240,000. In 1996, net cash provided by financing activities was $35,373 and, in 1995, net cash of $257,863 was used in financing activities principally for the purchase of treasury stock and payments of borrowings.

     The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $190,000 and 35,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1997.

     In January 1997 the Company entered into a revolving credit agreement with a bank providing for borrowings up to $1,000,000 for equipment purchases. The borrowings will convert to a term loan payable over a three year period commencing January 1998. During 1997 interest is payable at % over prime and interest has been fixed on the term loan at 10.1% per annum. In addition, the bank has provided a line of credit up to $2,000,000 based on eligible receivables, as defined. Interest is payable at % over prime. The line of credit is reviewed annually on June 30 and borrowings are collateralized by a lien on the assets of the Company.

     The Company expects to open a production facility in India in the second half of 1997. In addition, the Company expects to make capital expenditures on an ongoing basis for the expansion of its existing production facilities in the Philippines and Sri Lanka and for additional equipment for its United
States operations. The Company estimates these capital expenditures will aggregate approximately $1,500,000 during 1997.


INFLATION,  SEASONALITY  AND  PREVAILING  ECONOMIC  CONDITIONS

     To date, inflation has not had a significant impact on the Company's operations. The Company generally performs its work for its customers on a task by task at-will basis, or under short-term contracts or contracts which are subject to numerous termination provisions. The Company has flexibility in its pricing due to the absence of long-term contracts. The Company's revenues are not significantly affected by seasonality.


ITEM  7.    FINANCIAL  STATEMENTS.

                     INNODATA CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS





                                                                           PAGE
                                                                           --------

Independent Auditors' Report                                               II-7

Consolidated Balance Sheets as of December 31, 1996 and 1995               II-8

Consolidated Statements of Operations for the three years ended            II-9
December 31, 1996

Consolidated Statements of Stockholders' Equity for the three years ended  II-10
December 31, 1996

Consolidated Statements of Cash Flows for the three years ended            II-11
December 31, 1996

Notes to Consolidated Financial Statements                                 II-12-22

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                     INNODATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995





                                                                                  1996          1995
                                                                           ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                     $ 2,097,193   $ 1,566,654
  Accounts receivable-net of allowance for doubtful accounts of $140,000
       in 1996 and $175,000 in 1995 (Note 10)                                3,718,283     5,057,028
  Short-term investments (Note 2)                                                    -     1,259,784
  Prepaid expenses and other current assets                                  1,130,510       638,101
  Deferred income taxes (Notes 1 and 4)                                        220,000        72,000
                                                                           ------------  ------------

               TOTAL CURRENT ASSETS                                          7,165,986     8,593,567

FIXED ASSETS-NET (NOTES 1 AND 3)                                             3,617,939     2,965,596

GOODWILL (NOTES 1 AND 5)                                                     1,159,946       782,270

OTHER ASSETS                                                                   472,425       197,261
                                                                           ------------  ------------

TOTAL                                                                      $12,416,296   $12,538,694
                                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Notes 5 and 6)                        $   208,298   $    87,500
  Accounts payable and accrued expenses                                      1,279,519       813,565
  Accrued salaries and wages                                                   625,479       524,488
  Taxes, other than income taxes                                               278,569       194,112
  Income taxes payable (Notes 1 and 4)                                               -       726,194
                                                                           ------------  ------------

               TOTAL CURRENT LIABILITIES                                     2,391,865     2,345,859
                                                                           ------------  ------------

LONG-TERM DEBT, LESS CURRENT PORTION (NOTES 5 AND 6)                           195,960        92,180
                                                                           ------------  ------------

DEFERRED INCOME TAXES (NOTES 1 AND 4)                                          351,000       353,000
                                                                           ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7, 8 AND 9)

STOCKHOLDERS' EQUITY (NOTES 2, 5, 8 AND 9):
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued 4,565,210 shares in 1996 and 4,477,273 shares in 1995               45,652        44,773
  Additional paid-in capital                                                 8,824,696     8,497,453
  Unrealized loss on available-for-sale securities                                   -        (4,192)
  Retained earnings                                                            751,000     1,353,498
                                                                           ------------  ------------

                                                                             9,621,348     9,891,532
  Less: treasury stock - at cost; 41,500 shares                               (143,877)     (143,877)
                                                                           ------------  ------------

               TOTAL STOCKHOLDERS' EQUITY                                    9,477,471     9,747,655
                                                                           ------------  ------------

TOTAL                                                                      $12,416,296   $12,538,694
                                                                           ============  ============

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                                                1996          1995          1994
                                                         ------------  ------------  ------------

REVENUES (NOTE 10)                                       $20,536,448   $20,767,405   $14,344,914
                                                         ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs                               16,783,595    14,044,067    10,764,658
     Costs resulting from project termination (Note 11)            -             -       393,195
     Selling and administrative expenses                   4,799,739     4,344,793     2,834,534
     Interest expense                                         36,383        18,476         7,392
     Interest income                                        (123,771)     (151,319)     (160,689)
                                                         ------------  ------------  ------------

                    TOTAL                                 21,495,946    18,256,017    13,839,090
                                                         ------------  ------------  ------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES             (959,498)    2,511,388       505,824

(BENEFIT) PROVISION FOR INCOME TAXES (NOTES 1 AND 4)        (357,000)    1,000,000       199,000
                                                         ------------  ------------  ------------

NET (LOSS) INCOME                                        $  (602,498)  $ 1,511,388   $   306,824
                                                         ============  ============  ============

(LOSS) INCOME PER SHARE (NOTE 1)                         $      (.13)  $       .32   $       .07
                                                         ============  ============  ============

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                   ---COMMON STOCK---  ADDITIONAL   UNREALIZED
                                   ------------------  PAID-IN      LOSS ON       RETAINED      TREASURY
                                   SHARES     AMOUNT   CAPITAL      SECURITIES    EARNINGS      STOCK
                                   ---------  -------  -----------  ------------  ------------  ----------

JANUARY 1, 1994                    4,210,000  $42,100  $ 6,984,445  $         -   $   850,967   $       -

  Net income                               -        -            -            -       306,824           -

  Unrealized loss on
    available-for-sale
    securities                             -        -            -      (56,735)            -           -

  Payment of 5%
    stock dividend                   210,509    2,105    1,313,576            -    (1,315,681)          -

  Issuance of common stock
    as partial acquisition cost       56,764      568      199,432            -             -           -
                                   ---------  -------  -----------  ------------  ------------  ----------

DECEMBER 31, 1994                  4,477,273   44,773    8,497,453      (56,735)     (157,890)          -

  Net income                               -        -            -            -     1,511,388           -

  Unrealized gain on
    available-for-sale
    securities                             -        -            -       52,543             -           -

  Purchase of treasury stock               -        -            -            -             -    (143,877)
                                   ---------  -------  -----------  ------------  ------------  ----------
DECEMBER 31, 1995                  4,477,273   44,773    8,497,453       (4,192)    1,353,498    (143,877)

  Net loss                                 -        -            -            -      (602,498)          -

  Issuance of common stock
    upon exercise of stock
    options                           22,937      229       65,539            -             -           -

  Issuance of common stock
    as partial acquisition costs      65,000      650      193,303            -             -           -

  Warrant costs for
    consulting arrangement                 -        -       68,401            -             -           -

  Redemption of available-
     for-sale securities                   -        -            -        4,192             -           -
                                   ---------  -------  -----------  ------------  ------------  ----------

DECEMBER 31, 1996                  4,565,210  $45,652  $ 8,824,696  $         -   $   751,000   $(143,877)
                                   =========  =======  ===========  ============  ============  ==========








                                   TOTAL
                                   -----------

JANUARY 1, 1994                    $7,877,512

  Net income                          306,824

  Unrealized loss on
    available-for-sale
    securities                        (56,735)

  Payment of 5%
    stock dividend                          -

  Issuance of common stock
    as partial acquisition cost       200,000
                                   -----------

DECEMBER 31, 1994                   8,327,601

  Net income                        1,511,388

  Unrealized gain on
    available-for-sale
    securities                         52,543

  Purchase of treasury stock         (143,877)
                                   -----------

DECEMBER 31, 1995                   9,747,655

  Net loss                           (602,498)

  Issuance of common stock
    upon exercise of stock
    options                            65,768

  Issuance of common stock
    as partial acquisition costs      193,953

  Warrant costs for
    consulting arrangement             68,401

  Redemption of available-
     for-sale securities                4,192
                                   -----------

DECEMBER 31, 1996                  $9,477,471
                                   ===========


 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                     1996          1995          1994
                                                              ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net (loss) income                                           $  (602,498)  $ 1,511,388   $   306,824
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                               1,372,731       972,669       717,300
    Deferred income taxes                                        (150,000)      240,000        41,000
    Changes in operating assets and liabilities:
      Accounts receivable                                       1,380,498    (2,299,781)     (696,539)
      Prepaid expenses and other current assets                  (479,251)     (462,274)      137,572
      Other assets                                               (271,413)      (46,957)     (115,782)
      Accounts payable and accrued expenses                       187,764      (103,117)      313,990
      Accrued salaries and wages                                  100,991       211,029       119,409
      Taxes, other than income taxes                               84,457        93,727        30,997
      Income taxes payable                                       (726,194)      537,938        42,004
                                                              ------------  ------------  ------------

         Net cash provided by operating activities                897,085       654,622       896,775
                                                              ------------  ------------  ------------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                (1,231,273)   (1,193,973)     (773,485)
  Payments in connection with acquisitions                       (410,646)            -      (527,270)
  Short-term investments                                        1,240,000             -             -
                                                              ------------  ------------  ------------

        Net cash used in investing activities                    (401,919)   (1,193,973)   (1,300,755)
                                                              ------------  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                        626,014             -             -
  Proceeds from exercise of stock options                          65,768             -             -
  Purchase of treasury stock                                            -      (143,877)            -
  Payments of borrowings                                         (656,409)     (111,986)     (234,686)
  Redemption of preferred stock                                         -        (2,000)            -
                                                              ------------  ------------  ------------

         Net cash provided by (used in) financing activities       35,373      (257,863)     (234,686)
                                                              ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       530,539      (797,214)     (638,666)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         1,566,654     2,363,868     3,002,534
                                                              ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                             $ 2,097,193   $ 1,566,654   $ 2,363,868
                                                              ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                  $    35,238   $    14,963   $     6,253
                                                              ============  ============  ============

    Income taxes                                              $   922,789   $   222,062   $   116,000
                                                              ============  ============  ============


 See  notes  to  consolidated  financial  statements

INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1996,  1995  AND  1994
---------------------------------------------------


1.           SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data entry, data conversion, scanning, imaging and document management systems, indexing and abstracting, and typesetting and composition services tailored to customer requirements. The Company also offers medical transcription services to health care providers. The Company's services are principally performed in production facilities located in the Philippines, Sri Lanka and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances
have  been  eliminated  in  consolidation.    Track  Data  Corporation  owns
approximately  28%  of  the  Company  and  shares  certain  management.

     The financial statements have been prepared in conformity with generally accepted accounting principles, which requires the use of management's estimates.

     REVENUE RECOGNITION - Revenue is recognized in the period in which the service is performed. The Company's typesetting and composition service projects are generally performed over four to six month periods. Revenues from these projects are recognized using the percentage of completion method.

     WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled projects.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1996 and 1995 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from these transactions were immaterial. In addition, the Company periodically enters into contracts to purchase foreign currency as a hedge against a portion of its foreign production costs. Gains and losses resulting from these contracts are included as a component of the related transactions.

     CASH AND EQUIVALENTS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:





                                                 1996    1995        1994

Acquisition costs                           $ 563,771   $   -  $1,027,270
Notes issued                                        -       -    (300,000)
Common stock issued                          (153,125)      -    (200,000)
                                            ----------  -----  -----------

  Payments in connection with acquisitions  $ 410,646       -  $  527,270
                                            ==========  =====  ===========


     DEPRECIATION - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets which are as follows:





                        ESTIMATED USEFUL
CATEGORY                LIVES

Equipment                      3-5 years
Furniture and fixtures          10 years




     Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     INCOME TAXES - Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

     GOODWILL - Goodwill arising from acquisition costs exceeding net assets acquired is being amortized on a straight-line basis over a 15 year period. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options under APB No. 25, "Accounting for Stock Issued to Employees."

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments for which estimated fair value has not been specifically presented is not materially different than the related carrying value. Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Different assumptions and/or estimation methodologies might have a material effect on the fair value estimates. Accordingly, the estimates of fair value are not necessarily indicative of the amounts the Company would realize in a current market exchange.

     (LOSS) INCOME PER SHARE - (Loss) income per share is computed based on the weighted average number of shares outstanding. In 1995, pursuant to the modified treasury stock calculation method, the calculation includes the effects of the assumed exercise of all outstanding options and warrants, the repurchase of 20% of the outstanding shares of the Company, and after giving effect to assumed interest earned on the net proceeds from the exercise and repurchase. The number of common and common equivalent shares utilized in the per share computations were 4,509,588, 5,456,266 and 4,425,239 in 1996, 1995 and 1994, respectively. Outstanding options and warrants were not considered in 1996 and 1994 as they would have been antidilutive in 1996 and were not dilutive in 1994.

2.          SHORT-TERM  INVESTMENTS

     At  December 31, 1995, short-term investments consisted of corporate debt
securities  due  in  1996.    These  securities  were  classified  as
available-for-sale. At December 31, 1995, the fair market value of such securities was less than their net cost by approximately $4,000, and a valuation allowance was established as a reduction of stockholders' equity.

3.          FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:





                                           DECEMBER 31,

                                     1996                      1995

Equipment                      $6,092,985                $4,401,308
Furniture and fixtures            375,465                   316,697
Leasehold improvements            401,987                   308,563
                               ----------                ----------

          Total                 6,870,437                 5,026,568

Less accumulated depreciation
     and amortization           3,252,498                 2,060,972
                               ----------                ----------

                               $3,617,939                $2,965,596
                               ==========                ==========




     As of December 31, 1996 and 1995, the net book value of fixed assets located at the Company's production facilities in the Philippines and Sri Lanka was approximately $1,513,000 and $1,476,000, respectively. In addition, equipment financed by capital leases has a net book value of $337,000 at December 31, 1996.

4.          INCOME  TAXES

     The significant components of the (benefit from) provision for income taxes are as follows:





                                                1996         1995      1994

Current income tax (benefit) expense:
     Foreign                               $       -   $   10,000  $ 60,000
     Federal                                (159,000)     535,000    69,000
     State and local                         (48,000)     215,000    29,000
                                           ----------  ----------  --------

                                            (207,000)     760,000   158,000

Deferred income tax (benefit) expense       (150,000)     240,000    41,000
                                           ----------  ----------  --------

(Benefit from) provision for income taxes  $(357,000)  $1,000,000  $199,000
                                           ==========  ==========  ========



     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                         1996   1995   1994

Federal statutory rate                                (34.0)%  34.0%  34.0%

Effect of:
     State income taxes (net of federal tax benefit)   (5.4)    6.1    3.8
     Other                                              2.2    (0.3)   1.5
                                                      -------  -----  -----

Effective rate                                        (37.2)%  39.8%  39.3%
                                                      =======  =====  =====



     As of December 31, 1996 and 1995, the composition of the Company's net deferred taxes is as follows:





                                                 1996        1995

Deferred income tax assets:
     Allowances not currently deductible  $   105,000   $  72,000
     Expenses not deductible until paid       115,000           -
     Net operating loss carryforward          700,000           -
                                          ------------  ----------

                                              920,000      72,000
                                          ------------  ----------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated                 (815,000)   (235,000)
     Depreciation and amortization           (236,000)   (118,000)
                                          ------------  ----------

                                           (1,051,000)   (353,000)
                                          ------------  ----------

Net deferred income tax liability         $  (131,000)  $(281,000)
                                          ============  ==========




     The Company's net operating loss carryforward of approximately $1,750,000 expires in 2011.

5.          ACQUISITIONS

     On December 1, 1994, the Company acquired certain assets of Engineering Images ("EI"), an unaffiliated partnership. EI is a provider of imaging and document management systems and scanning/conversion services. The purchase price consisted of $427,270 cash (including expenses of $27,270), three-year subordinated notes in the aggregate principal amount of $300,000 payable in 36 equal monthly installments commencing December 15, 1994 plus interest at the prime rate (8.25% at December 31, 1996), and 56,764 restricted shares of the Company's common stock with piggy-back registration rights valued at $200,000. The assets acquired consist principally of certain fixed assets and goodwill. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of EI are included since the date of acquisition. Further, in January 1994, the Company acquired the medical transcription business of Statline, Inc. for approximately $100,000 cash, principally consisting of fixed assets.

     On January 2, 1996, the Company acquired certain assets of International Imaging, Inc. ("II"). II is located in Azusa, California and provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 50,000 shares of the Company's restricted common stock. The Company also paid approximately $300,000 of II's outstanding lease obligations. II's revenues for the year ended December 31, 1995 were approximately $1,000,000.

6.          LONG-TERM  DEBT

     Long-term  debt  is  as  follows:





                                                 1996      1995
Equipment leases, at 9.6% to 13.5%           $365,846  $      -
Acquisition notes - subordinated, at prime     91,667   179,680
                                             --------  --------

                                              457,513   179,680
Less: deferred interest                        53,255         -
                                             --------  --------

Total                                         404,258   179,680
Less: current portion of long-term debt       208,298    87,500
                                             --------  --------

Long-term debt                               $195,960  $ 92,180
                                             ========  ========




     Aggregate  maturities  of  long-term  debt  are  as  follows:





1997  $236,855
1998   139,038
1999    55,458
2000    19,043
2001     7,119
      $457,513
      ========



7.          COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2001, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $500,000. For the years ended December 31, 1996, 1995 and 1994, rent expense totaled approximately $825,000, $500,000 and $408,000, respectively.

     At December 31, 1996, future minimum annual rental commitments on noncancellable leases are as follows:





1997  $314,000
1998   275,000
1999   275,000
2000    80,000
      --------

      $944,000
      ========



     EMPLOYMENT AGREEMENTS - The Company has an employment agreement with its President that expires on September 30, 1999, pursuant to which he receives annual compensation consisting of $231,000 plus a bonus of up to an additional 15% based upon performance criteria, and options to purchase 31,000 shares of the Company's common stock in each year of the agreement at the market price of the common stock at each date of grant. In addition, if certain performance criteria are achieved, he is eligible to receive, on an annual basis, options to purchase up to an additional 30,000 shares of common stock.

     Furthermore, if the President is employed on September 30, 1999 and the Company has met certain earnings criteria, as defined, for a period of 30 days ending October 30, 1999, he may "put" up to 400,000 shares of the Company's common stock owned by him, to the Company at $5.00 per share. If the "put" is exercised, payment is to be made in equal monthly installments over a three year period.

     OTHER COMMITMENTS - The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $190,000 and 35,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during
1997. In addition, the Company has contracts to purchase an aggregate of $1,500,000 of Philippine pesos on various dates through February 1997.

     The Company has entered into agreements to lease production facilities currently under construction in India. Upon completion of the facilities, the Company will be obligated to make payments aggregating approximately $150,000 per year for an initial term of five years.

     Employees at the Company's Manila facilities voted to join a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases for the five years ended March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1996. Under the legislation, the Company is not required to fund future costs, if any.

8.          CAPITAL  STOCK

     COMMON STOCK DIVIDEND - On August 9, 1994 the Board of Directors declared a 5% stock dividend to holders of record on August 25, 1994, payable on September 19, 1994. All share and per share information have been adjusted to reflect such dividend.

     COMMON STOCK AND REDEEMABLE WARRANTS - In August and September 1993 the Company sold pursuant to a public offering 1,610,000 shares (1,690,500 after dividend) of its common stock at $5.00 per share and 2,415,000 warrants ("Redeemable Warrants") at $.10 per warrant and realized net proceeds after all expenses of the offering of $6,752,585. From August 10, 1994 until August 9, 1997 the holders may exchange four Redeemable Warrants for 1.05 shares of common stock upon payment of $6.68 per whole share. No fractional shares will be issued. The warrants are redeemable by the Company at $.10 per warrant upon 30 days prior written notice, provided the closing bid price of the common stock equals or exceeds $9.50 per share for 20 trading days within a period of 30 consecutive trading days.

     In connection with the offering, the Company sold to the underwriter for nominal consideration warrants to purchase up to 147,887 shares of common stock at $7.81 per share and 210,000 warrants at $.157 per warrant to purchase 55,015 shares of common stock at $6.68 per share through August 9, 1998. The warrants are substantially identical to the Redeemable Warrants, except they
are  not  redeemable.    The  underwriter's  warrants  contain  piggy-back
registration rights for a period of seven years with respect to the underlying securities and a demand registration right for a period of five years for two registration filings, one of which is at the Company's expense.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. During 1995, the Company redeemed its Series A and Series B preferred stock for an aggregate consideration of $2,000.

     COMMON STOCK RESERVED - At December 31, 1996, the Company reserved for issuance 2,878,637 shares of its common stock as follows: (a) 1,728,063 shares pursuant to the Company's Stock Option Plans (including 21,000 options issued to the Company's Chairman which were not granted under the plans); (b) 632,672 shares upon conversion of Redeemable Warrants; (c) 202,902 shares issuable upon exercise of underwriter's warrants; and (d) 315,000 shares issuable upon exercise of warrants issued to consultants.

9.          STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995 and 1996 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan" and the "1996 Plan") which provide for the granting of options to purchase not more than an aggregate of 262,500, 315,000, 52,500, 600,000 and 500,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

     The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003, under the 1994 Plan and 1994 DD Plan, after May 19, 2004, under the 1995 Plan, after May 16, 2005 and under the 1996 Plan, after July 8, 2006.

     The Plans may be amended from time to time by the Board of Directors of the Company. However, the Board of Directors may not, without stockholder approval, amend the Plans to increase the number of shares of common stock which may be issued under the Plans (except upon changes in capitalization as specified in the Plans), decrease the minimum exercise price provided in the Plans or change the class of persons eligible to participate in the Plans.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss would have been $(738,987), or $(.16) per share, in 1996 and net income would have been $1,496,341, or $.32 per share, in 1995. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6.4% in 1996 and 6.2% in 1995; expected volatility of 40%; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.






                                                                                                  WEIGHTED
                                                  WEIGHTED                                        AVERAGE
                                                  AVERAGE      WEIGHTED                WEIGHTED   FAIR
                  PER SHARE                       REMAINING    AVERAGE                 AVERAGE    VALUE,
                  RANGE OF          NUMBER        CONTRACTUAL  EXERCISE   NUMBER       EXERCISE   DATE OF
                  EXERCISE PRICES   OUTSTANDING   LIFE         PRICE      EXERCISABLE  PRICE      GRANT
                  ----------------  ------------  -----------  ---------  -----------  ---------  ---------

Balance 1/1/94    $    4.76 - 7.38      262,763             4  $    5.15
       Canceled   $           4.76       (8,400)
       Repriced   $    4.76 - 7.38     (241,763)
       Repriced   $    2.63 - 3.01      199,763             3  $    2.86
       Repriced   $    4.33 - 5.63       42,000             3  $    5.31
       Granted    $    2.63 - 3.25      220,600             5  $    2.63
       Granted    $    4.20 - 5.95       78,000             5  $    4.73
                                    ------------

Balance 12/31/94  $    2.63 - 3.25      420,363             4  $    2.74
                  $    4.20 - 5.95      132,600             4  $    4.92
                                    ------------
                                        552,963                               143,791  $    3.66

       Canceled   $    2.63 - 4.63      (24,275)
       Granted    $    3.38 - 4.63      274,550             5  $    3.91                          $    1.57
                                    ------------

Balance 12/31/95  $    2.63 - 3.25      398,088             3  $    2.75
                  $    3.38 - 5.95      405,150             3  $    4.31
                                    ------------
                                        803,238                               360,295  $    3.46

       Canceled   $           3.01         (500)
       Granted    $    2.31 - 3.93       89,000             5  $    3.06                          $    1.22
       Exercised  $    2.63 - 3.01      (22,937)
                                    ------------

Balance 12/31/96  $    2.31 - 3.25      416,151             3  $    2.71      334,541  $    2.96
                  $    3.38 - 5.95      452,650             3  $    4.23      267,473  $    4.39
                                                                          -----------
                                        868,801                               602,014
                                    ============                          ===========




     The majority of options become exercisable one-third on each of the first three anniversary dates.

WARRANTS

     In February 1995, the Company entered into financial consulting arrangements with an entity and two individuals pursuant to which the consultants are to assist the Company for a two year period in merger and acquisition transactions and developing financial strategies and plans. Two of the consultants were granted warrants to purchase 150,000 and 50,000 shares, respectively, at $4.50 per share exercisable in 25% cumulative quarterly increments commencing April 1995 and expiring on December 31, 1997. Another consultant was granted warrants to purchase 65,000 shares at $4.00 per share exercisable in 25% cumulative increments commencing September 1, 1995 and expiring on December 31, 1997. All warrants contain demand and piggyback registration rights after the warrants first become exercisable.

     In addition, in connection with a consulting agreement on December 18, 1995, the Company issued a warrant to purchase 50,000 shares at a price of $3.8125 per share. The warrant is exercisable commencing December 18, 1996 and expires in 2000.

10.          REVENUES  AND  ACCOUNTS  RECEIVABLE

     During 1996, 1995 and 1994, one customer that is comprised of twelve affiliated companies, accounted for 24%, 29% and 37% (14% from one of the companies), of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Further, in 1996, 1995 and 1994, export revenues, all of which were derived from European customers, accounted for 19%, 18% and 16%, respectively, of total revenues.

     A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

11.          COSTS  RESULTING  FROM  PROJECT  TERMINATION

     Costs resulting from project termination represent the provision for expenses and losses that were attributable to the termination in 1994 of an unprofitable project that commenced in 1993.

12.          SUBSEQUENT  EVENT

     In January 1997, the Company entered into a revolving credit agreement with a bank providing for borrowings up to $1,000,000 for equipment purchases. The borrowings will convert to a term loan payable over a three year period commencing January 1998. During 1997 interest is payable at % over prime and interest has been fixed on the term loan at 10.1% per annum. In addition, the bank has provided a line of credit up to $2,000,000 based on eligible receivables, as defined. Interest is payable at % over prime. The line of credit is reviewed annually on June 30 and borrowings are collateralized by a lien on the assets of the Company.


13.          QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

Not  reviewed  by  independent  accountants.



                               (in thousands, except per share)

                              FIRST      SECOND   THIRD      FOURTH
                              QUARTER    QUARTER  QUARTER    QUARTER
1994

Revenues                      $  3,088   $ 3,414  $  3,702   $  4,141
Net (loss) income                 (355)      134       244        284
Net (loss) income per share   $   (.08)  $   .03  $    .06   $    .06

1995

Revenues                      $  4,442   $ 5,219  $  5,532   $  5,574
Net income                         316       372       408        415
Net income per share          $    .07   $   .08  $    .09   $    .08

1996

Revenues                      $  5,590   $ 5,250  $  4,951   $  4,745
Net income (loss)                  326        13      (405)      (536)
Net income (loss) per share   $    .07   $     -  $   (.09)  $   (.11)


ITEM  8.    CHANGE  IN  ACCOUNTANTS.

     None.

                                    ------
                                   PART III
                                   --------

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE    ACT.

OFFICERS  AND  DIRECTORS

     The  officers  and  directors  of  the  Company  are  as  follows:





NAME                     AGE  POSITION
-----------------------  ---  ------------------------------------------------

Barry Hertz               47  Chairman of the Board of Directors

Todd Solomon              35  President, Chief Executive Officer and Director

Martin Kaye               49  Vice President - Finance, Secretary and Director

Jack Abuhoff              35  Director

Dr. Albert Drillick       51  Director

Dr. E. Bruce Fredrikson   59  Director

Morton Mackof             49  Director

Stanley Stern             46  Director



     BARRY HERTZ has been Chairman since 1988 and Chief Executive Officer of the Company until August 1995. He is involved in the strategic planning and management of the Company. He founded Track Data Corporation ("Track") in 1981. He was Track's sole stockholder and Chief Executive Officer until its merger (the "Merger") on March 31, 1996 with Global Market Information, Inc. ("Global"), a public company co-founded by Mr. Hertz, who was its Chairman and Chief Executive Officer. Track was a principal stockholder of Global, a
company  engaged  in  the  financial  information  services  market.    Upon
consummation of the Merger, Global changed its name to Track Data Corporation ("TDC"). Mr. Hertz holds a B.S. degree in mathematics from Brooklyn College
(1971) and an M.S. degree in computer science from New York University (1973).

     TODD SOLOMON has been President and a Director of the Company since its founding by him in 1988. He was appointed as Chief Executive Officer in August 1995. He is responsible for the day to day operations of the Company world wide. Mr. Solomon was President of Ruck Associates, an executive recruiting firm from 1986 until 1987. Mr. Solomon holds an A.B. in history and physics from Columbia University (1986). He is also a director of TDC.

     MARTIN KAYE has been Chief Financial Officer of the Company since October 1993 and was elected Vice President - Finance in August 1995. He was appointed as a Director in March 1995. He is a certified public accountant and serves as Vice President of Finance and a Director of TDC. Mr. Kaye had been an audit partner with Deloitte & Touche for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

     JACK  ABUHOFF  has  been  a  Director  of  the Company since 1990.  He is currently Managing Director of CRC, an international computer technology consulting firm. Until 1994, he was employed as an attorney by Chadbourne & Parke. He has practiced law for more than the past five years. He holds an A.B. degree from Columbia College (1983) and a J.D. degree from Harvard Law School (1986).

     DR. ALBERT DRILLICK has been a Director of the Company since 1990. He has served as a director of applications and senior systems analyst for TDC for more than the past five years. He holds a Ph.D. degree in mathematics from New York University Courant Institute (1971).

     DR. E. BRUCE FREDRIKSON has been a Director of the Company since August 1993. He is currently a professor of finance at Syracuse University School of Management where he has taught since 1966 and has previously served as chairman of the finance department. Dr. Fredrikson has a B.A. in economics from Princeton University and a M.B.A. and a Ph.D. in finance from Columbia University. He is a director of Eagle Finance Corp., a company which acquires and services non-prime automobile installment sales contracts. He is also an independent general partner of Fiduciary Capital Partners, L.P. and Fiduciary
Capital  Pension  Partners,  L.P.    He  is  also  a  director  of  TDC.

     MORTON MACKOF has been a Director of the Company since April 1993. He had been executive vice president of Track since February 1991 and its President since December 1994 until his resignation in November 1996. From 1986 to 1991 he was president of Medical Leasing of America, Inc. From 1981 to 1986 he was vice president of sales with Fonar Corp. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute (1970) and did graduate work in computer science. He is also a director of TDC.

     STANLEY STERN has been a Director of the Company since August 1988. He has served as chief operating officer of Track, and in predecessor positions, for more than five years and since the Merger serves as Executive Vice President of TDC. Mr. Stern holds a B.B.A. from Baruch College (1973). He is also a director of TDC.

     There are no family relationships between or among any directors or officers of the Company. A.S. Goldmen & Co., Inc., the underwriter of the Company's public offering of its common stock on August 10, 1993, is entitled to designate one member of the Board of Directors for five years expiring on August 9, 1998. No such member has been elected to date. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The Company believes that during the period from January 1, 1996 through December 31, 1996 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.


ITEM  10.    EXECUTIVE  COMPENSATION.

EXECUTIVE  COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1996 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE





                              ANNUAL
                              ---------------------
                              COMPENSATION           NUMBER OF
                              ---------------------
NAME AND PRINCIPAL  CALENDAR                         STOCK OPTIONS
POSITION            YEAR      SALARY         BONUS   AWARDED

Barry Hertz             1996  $      50,000  $    -               -
Chairman                1995              -       -          45,000
                        1994              -       -          45,000
                                                          21,000(A)

Todd Solomon            1996  $     231,000  $    -          31,000
President, CEO          1995        222,814       -          31,000
                        1994        175,000       -          74,350
                                                          78,750(A)

   A)  Options  granted  1993  and  repriced  in  1994.



The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation. The Company has not granted any stock appreciation rights nor does it have any "long-term incentive plans", other than its stock option plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS





              NUMBER OF  PERCENT OF TOTAL OPTIONS                    EXPIR-
              OPTIONS    GRANTED TO EMPLOYEES IN    EXERCISE PRICE   ATION
NAME          GRANTED    FISCAL YEAR                PER SHARE        DATE

Todd Solomon     31,000                        35%  $         2.313  10/2001


The options become exercisable one-third on each of the first three anniversary dates.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                         FISCAL YEAR END OPTION VALUES






                               NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
              SHARES ACQUIRED  OPTIONS AT FISCAL YEAR END  MONEY OPTIONS AT FISCAL YEAR END
NAME          ON EXERCISE      EXERCISABLE/ UNEXERCISABLE  EXERCISABLE/ UNEXERCISABLE

Barry Hertz   None                          66,000/45,000  $                            -/$-

Todd Solomon  None                         138,649/76,451  $                            -/$-




DIRECTORS  COMPENSATION

     Dr. E. Bruce Fredrikson and Jack Abuhoff were compensated at the rate of $1,250 and $833 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director. Further, Messrs. Fredrikson and Abuhoff received options to purchase 7,000 and 3,500 shares, respectively, in 1996.


EMPLOYMENT  AGREEMENT

     The Company has an employment agreement with Todd Solomon, its President and Chief Executive Officer. The agreement expires on September 30, 1999. Mr. Solomon's annual compensation consists of $231,000 plus a bonus of up to an additional 15% based on performance criteria established by the Board of Directors. Further, he is to receive options to purchase 31,000 shares in each year and is eligible to receive up to an additional 30,000 shares in each year based on performance, as detemined by the Board of Directors. In addition, if Mr. Solomon is employed on September 30, 1999, and provided the Company has achieved certain earnings criteria during the four years ended September 30, 1999, then during the month of October 1999, Mr. Solomon may "put" up to 400,000 shares of the Company's common stock owned by him to the Company at $5.00 per share to be paid over a three-year period.

ITEM  11.    SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 1997 information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, 95 Rockwell Place, Brooklyn, NY 11217.






                                 SHARES OWNED BENEFICIALLY (1)

                                 AMOUNT AND NATURE
NAME AND ADDRESS OF              OF BENEFICIAL
BENEFICIAL OWNER                 OWNERSHIP                      PERCENT OF CLASS

Track Data Corporation (2)                           1,366,825              30.2%

Barry Hertz (3)                                      1,310,244              28.5%

Todd Solomon (4)                                       678,596              14.6%

Martin Kaye (5)                                         33,833                 *

Jack Abuhoff (5)
263 W. 93 Street
New York, NY 10025                                      18,550                 *

Albert Drillick (5)                                      6,575                 *

Dr. E. Bruce Fredrikson (5)
Syracuse University
School of Management
Syracuse, NY 13244                                      24,500                 *

Morton Mackof (5)                                        6,575                 *

Stanley Stern (5)                                        6,575                 *

All Officers and Directors
as a Group (8 persons)
(2)(3)(4)(5)                                         2,208,029              45.8%
______________________________

*  Less  than  1%.
1. Except as noted otherwise, all shares are owned beneficially and of record. Includes shares pursuant to options presently exercisable or which are exercisable within 60 days.
2. Consists of 1,244,244 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz, and 122,581 shares which are owned by the Track Data Corporation Employee 401K Savings Plan.
3. Includes 1,244,244 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz, and currently exercisable options to purchase 66,000 shares of Common Stock.
4. Includes currently exercisable options to purchase 138,649 shares of Common Stock.
5. Consists of shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plans.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

There  were  no  material  related  party  transactions.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.





EXHIBIT  DESCRIPTION                                       FILED ASEXHIBIT
-------  ------------------------------------------------  ---------------------------------------------------------------

3.1      Restated Certificate of Incorporation             Exhibit 3.1 to Form SB-2 Registration Statement No. 33-62012

3.2      By-Laws                                           Exhibit 3.2 to Form SB-2 Registration Statement No. 33-62012

4.1      Form of Redeemable Warrant Agreement between      Exhibit 4.1 to Form SB-2 Registration Statement No. 33-62012
         the Company and the Warrant Agent

4.2      Specimens of Common Stock and Redeemable          Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012
         Warrant certificates

10.1     1994 Stock Option Plan                            Exhibit A to Definitive Proxy dated August 9, 1994

10.2     Contract of Lease with JM and Company, Inc.       Exhibit 10.2 to Form 10-KSB for year ended December 31, 1993

10.3     Contract of Lease with Elcado Realty Corporation  Exhibit 10.3 to Form SB-2 Registration Statement No. 33-62012

10.4     1993 Stock Option Plan                            Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.5     Form of Indemnity Agreement with Directors        Exhibit 10.5 to Form SB-2 Registration Statement No. 33-62012

10.6     Employment Agreement dated August 24, 1995        Exhibit 10.6 to Form 10-QSB for the Quarter ended September 30
         with Todd Solomon                                                                                          , 1995

10.7     1994 Disinterested Directors Stock Option Plan    Exhibit B to Definitive Proxy dated August 9, 1994

10.8     Agreement dated July 13, 1992 between the         Exhibit 10.7 to Form SB-2 Registration Statement No. 33-62012
         Company and West Publishing Co.

10.9     Form of Financial Advisory and Consulting         Exhibit 10.8 to Form SB-2 Registration Statement No. 33-62012
         Agreement

10.10    Agreement of Purchase and Sale of Engineering     Exhibit 10.10 to Form 8-K dated as of December 1, 1994
         Images dated December 1, 1994

10.11    Contract of Sublease with Computer Leasing, Inc.   Exhibit 10.11 to Form 10-KSB for year ended December 31, 1995

10.12    1995 Stock Option Plan                            Exhibit A to Definitive Proxy dated August 10, 1995

10.13    1996 Stock Option Plan                            Exhibit A to Definitive Proxy dated November 7, 1996

10.14    Revolving Credit Agreement                        Filed herewith

11       Statement re Computation of Per Share Earnings    Filed herewith

21       Subsidiaries of Small Business Issuer             Filed herewith

23       Consent of Margolin, Winer & Evens LLP            Filed herewith

27       Financial Data Schedule                           Filed herewith



(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA  CORPORATION


By          /s/
            ---
     Barry  Hertz
     Chairman  of  the  Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature                Title                                 Date
-----------------------  ------------------------------------  --------------


    /s/                  Chairman of the Board                 March 25, 1997
-----------------------
Barry Hertz


    /s/                  President, Chief Executive Officer    March 25, 1997
-----------------------
Todd Solomon             and Director


    /s/                  Vice President - Finance  (Principal  March 25, 1997
-----------------------
Martin Kaye              Accounting and Financial Officer),
                         Director

    /s/                  Director                              March 25, 1997
-----------------------
Jack Abuhoff


    /s/                  Director                              March 25, 1997
-----------------------
Dr. Albert Drillick


    /s/                  Director                              March 25, 1997
-----------------------
Dr. E. Bruce Fredrikson


    /s/                  Director                              March 25, 1997
-----------------------
Morton Mackof


    /s/                  Director                              March 25, 1997
-----------------------
Stanley Stern