Form 10-Q
period 1997-03-31
INNODATA CORP
filed 1997-05-13
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1997

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






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /x/        No  /  /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1997 there were 4,501,410 shares of common stock outstanding.

PART  I.      FINANCIAL  INFORMATION
--------      ----------------------

Item  1.       Financial  Statements
               ---------------------

                  See  pages  2-5

Item  2.       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results  of  Operations
               ---------------------

                  See  pages  6-7

PART  II.      OTHER  INFORMATION
---------      ------------------

                  See  page  8

                             INNODATA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                  (Unaudited)
                                  -----------

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 1,910,134
   Accounts receivable-net                                         3,600,887
   Prepaid expenses and other current assets                       1,134,980
   Deferred income taxes                                             220,000
                                                                 -----------
          Total current assets                                     6,866,001

FIXED ASSETS-net                                                   3,549,124

GOODWILL-net                                                       1,138,046

OTHER ASSETS                                                         447,439
                                                                 -----------
TOTAL                                                            $12,000,610
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $   185,855
   Accounts payable and accrued expenses                           1,300,095
   Accrued salaries and wages                                        816,764
   Taxes, other than income taxes                                    386,496
                                                                 -----------
          Total current liabilities                                2,689,210
                                                                 -----------
LONG-TERM DEBT, less current portion                                 168,501
                                                                 -----------
DEFERRED INCOME TAXES                                                111,000
                                                                 -----------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 4,565,210 shares                                       45,652
   Additional paid-in capital                                      8,828,596
   Retained earnings                                                 301,528
                                                                 -----------
                                                                   9,175,776
    Less: treasury stock-at cost; 41,500 shares                     (143,877)
                                                                 -----------
          Total stockholders' equity                               9,031,899
                                                                 -----------
TOTAL                                                            $12,000,610
                                                                 ===========

See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                 1997         1996

REVENUES                                   $4,662,465   $5,590,418
                                           ----------   ----------
OPERATING COSTS AND EXPENSES:
   Direct operating expenses                4,013,642    3,889,286
   Selling and administrative expenses      1,352,160    1,187,880
   Interest expense                             9,008        4,878
   Interest income                            (22,873)     (34,194)
                                           ----------   ----------
          Total                             5,351,937    5,047,850
                                           ----------   ----------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION
    FOR INCOME TAXES                         (689,472)     542,568

(BENEFIT) PROVISION FOR INCOME TAXES         (240,000)     217,000
                                           ----------   ----------
NET (LOSS) INCOME                          $ (449,472)  $  325,568
                                           ==========   ==========
(LOSS) INCOME  PER SHARE (Note 2)               $(.10)        $.07
                                                =====         ====

See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                                             1997         1996
OPERATING ACTIVITIES:
   Net (loss) income                                                   $ (449,472)  $  325,568
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                       340,103      325,576
      Deferred income taxes                                              (240,000)     100,000
      Changes in operating assets and liabilities
         Accounts receivable                                              117,396        5,433
         Prepaid expenses and other current assets                         (4,470)    (201,298)
         Other assets                                                      24,986       23,361
         Accounts payable and accrued expenses                            211,861      253,683
         Taxes, other than income taxes                                   107,927      (23,899)
         Income taxes                                                           -     (596,735)
                                                                       ----------   ----------
             Net cash provided by operating activities                    108,331      211,689
                                                                       ----------   ----------
INVESTING ACTIVITIES:
   Expenditures for fixed assets                                         (245,488)    (258,826)
   Payments in connection with acquisition                                      -     (395,646)
                                                                       ----------   ----------
             Net cash used in investing activities                       (245,488)    (654,472)
                                                                       ----------   ----------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                      -       46,311
   Payments of long-term debt                                             (49,902)    (139,410)
                                                                       ----------   ----------
             Net cash used in financing activities                        (49,902)     (93,099)
                                                                       ----------   ----------
DECREASE IN CASH                                                         (187,059)    (535,882)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               2,097,193    1,566,654
                                                                       ----------   ----------
CASH AND EQUIVALENTS, END OF PERIOD                                    $1,910,134   $1,030,772
                                                                       ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                         $    9,088   $    3,198
                                                                       ==========   ==========
      Income taxes                                                     $      175   $  713,735
                                                                       ==========   ==========

See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                  -----------


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and of cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statements.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of March 31, 1997, the related per share disclosure for both basic and diluted earnings per share would have been $(.10) for the first quarter ended March 31, 1997 and $.07 for the same period in 1996.

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


THREE  MONTHS  ENDED  MARCH  31,  1997  AND  1996

     Revenues decreased 17% to $4,662,465 for the three months ended March 31, 1997 compared to $5,590,418 for the similar period in 1996. The decrease in revenues was due principally to a decrease in volume from existing customers. During the first quarter of 1997 and 1996, one customer comprised of twelve affiliated companies accounted for 13% and 30% of the Company's revenues, respectively, and in 1996, one customer accounted for 11% of revenues. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $4,013,642 in the first quarter of 1997 and $3,889,286 in the first quarter of 1996, an increase of 3% in 1997 from 1996. Direct operating expenses as a percentage of revenues increased to 86% in the 1997 quarter compared with 70% in 1996. The increase in direct operating expenses as a percentage of revenues in 1997 was due principally to a higher base of fixed costs that could not be absorbed by the decrease in revenues during the quarter, and increased labor costs in the Philippines principally resulting from a collective bargaining agreement that became effective on April 1, 1996. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,352,160 and $1,187,880 in the first quarter of 1997 and 1996, respectively, representing an increase of 14% in 1997 from 1996. Selling and administrative expenses as a percentage of revenues were 29% in the 1997 quarter compared with 21% in the 1996 quarter. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     Net (loss) income was $(449,472) and $325,568 for the first quarter of 1997 and 1996, respectively. The loss in 1997 was due to the increased costs discussed above combined with a decrease in revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities was $108,331 for the three months ended March 31, 1997 and $211,689 for the 1996 period. Net cash used in investing activities was $245,488 for the three months ended March 31, 1997 and $654,472 in 1996 for the purchase of fixed assets, and in 1996, for payments in connection with the acquisition of International Imaging. Net cash used in financing activities was $49,902 and $93,099 for the three months ended March 31, 1997 and 1996, respectively, principally for payments of borrowings.

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

     The Company expects to open a production facility in India in the second half of 1997. In addition, the Company expects to make capital expenditures on an ongoing basis for the expansion of its existing production facilities in the Philippines and Sri Lanka and for additional equipment for its U.S. operations. The Company estimates these capital expenditures will aggregate approximately $1,500,000 during 1997.


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

PART  II.  OTHER  INFORMATION
---------  ------------------

Item  1.     Legal  Proceedings.  Not  Applicable
             ------------------

Item  2.     Changes  in  Securities.  Not  Applicable
             -----------------------

Item  3.     Defaults  upon  Senior  Securities.  Not  Applicable
             ----------------------------------

Item  4.     Submission  of  Matters  to  a Vote of Security Holders.
             -------------------------------------------------------
                  Not Applicable

Item  5.     Other  Information.  None
             ------------------

Item  6.     (a)  Exhibits.
                  --------
                  Exhibit  27.    Financial  Data  Schedule

             (b) There were no reports on Form 8-K filed during the first quarter of 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION

Date:  5/13/97      /s/
       -------  -----------------------
                Todd Solomon
                President
                Chief Executive Officer



Date:  5/13/97      /s/
       -------  -----------------------
                Martin Kaye
                V. P. Finance
                Chief Financial Officer