Form 10-Q
period 1997-06-30
INNODATA CORP
filed 1997-08-08
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1997

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 1997 there were 4,496,010 shares of common stock outstanding.

PART  I.    FINANCIAL  INFORMATION
--------    ----------------------

Item  1.       Financial  Statements
               ---------------------

                 See  pages  2-6

Item  2.       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results  of  Operations
               -----------------------

                 See  pages  7-9

PART  II.    OTHER  INFORMATION
---------    ------------------

                 See page 10

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)
                                  -----------





ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 1,227,395
   Accounts receivable-net                                         4,289,026
   Prepaid expenses and other current assets                       1,134,895
   Deferred income taxes                                             136,000
                                                                 -----------

          Total current assets                                     6,787,316

FIXED ASSETS-net                                                   3,190,034

GOODWILL-net                                                         423,876

OTHER ASSETS                                                         535,405
                                                                 -----------

TOTAL                                                            $10,936,631
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $   595,752
   Accounts payable and accrued expenses                           1,725,528
   Accrued salaries and wages                                        911,046
   Taxes, other than income taxes                                    302,367
                                                                 -----------

          Total current liabilities                                3,534,693
                                                                 -----------

LONG-TERM DEBT-Less current portion                                  142,330
                                                                 -----------

DEFERRED INCOME TAXES PAYABLE                                        667,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
      issued, 4,565,210 shares                                        45,652
   Additional paid-in capital                                      8,832,496
   Deficit                                                        (2,113,235)
                                                                 -----------

                                                                   6,764,913
    Less: treasury stock-69,200 shares at cost                      (172,305)
                                                                 -----------

          Total stockholders' equity                               6,592,608
                                                                 -----------

TOTAL                                                            $10,936,631
                                                                 ===========

 See  notes  to  unaudited  condensed  consolidated  financial  statements.

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                        1997          1996

REVENUES                                         $10,019,453   $10,840,679
                                                 -----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                       8,457,162     8,033,998
   Selling and administrative expenses             2,836,250     2,285,753
   Restructuring costs and impairment of assets    1,500,000             -
   Interest expense                                   29,352        19,610
   Interest income                                   (39,076)      (62,444)
                                                 -----------   -----------

          Total                                   12,783,688    10,276,917
                                                 -----------   -----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES   (2,764,235)      563,762

PROVISION FOR INCOME TAXES                           100,000       225,000
                                                 -----------   -----------

NET (LOSS) INCOME                                $(2,864,235)  $   338,762
                                                 ===========   ===========

(LOSS) INCOME PER SHARE                                $(.64)         $.07
                                                       =====          ====

 See  notes  to  unaudited  condensed  consolidated  financial  statements.

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                        1997         1996

REVENUES                                         $ 5,356,988   $5,250,261
                                                 -----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                       4,443,520    4,144,712
   Selling and administrative expenses             1,484,090    1,097,873
   Restructuring costs and impairment of assets    1,500,000            -
   Interest expense                                   20,344       14,732
   Interest income                                   (16,203)     (28,250)
                                                 -----------   ----------

          Total                                    7,431,751    5,229,067
                                                 ------------  ----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES   (2,074,763)      21,194

PROVISION FOR INCOME TAXES                           340,000        8,000
                                                 -----------   ----------

NET (LOSS) INCOME                                $(2,414,763)  $   13,194
                                                 ===========   ==========

(LOSS) INCOME PER SHARE                                $(.54)         $ -
                                                       =====          ===

 See  notes  to  unaudited  condensed  consolidated  financial  statements.

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                             1997         1996
OPERATING ACTIVITIES:
   Net (loss) income                                  $(2,864,235)  $  338,762
   Adjustments to reconcile net (loss) income to
      net cash (used in)provided by
      operating activities:
      Depreciation and amortization                       689,796      711,904
      Restructuring costs and impairment of assets      1,500,000            -
      Deferred income taxes                               400,000      100,000
      Changes in operating assets and liabilities:
         Accounts receivable                             (570,743)     395,293
         Prepaid expenses and other current assets         (4,385)    (468,835)
         Other assets                                     (62,980)    (264,543)
         Accounts payable and accrued expenses            286,576      488,560
         Taxes, other than income taxes                    23,798       11,698
         Income taxes                                           -     (726,194)
                                                      -----------   ----------

             Net cash (used in) provided by
                operating activities                     (602,173)     586,645
                                                      -----------   ----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                         (573,021)    (600,217)
   Payments in connection with acquisition                      -     (410,646)
   Redemption of short-term investments                         -      240,000
                                                      -----------   ----------

             Net cash used in investing activities       (573,021)    (770,863)
                                                      -----------   ----------

FINANCING ACTIVITIES:
   Proceeds from short-term debt                                -      212,285
   Proceeds from long-term debt                           463,000            -
   Purchase of treasury stock                             (28,428)           -
   Payments of long-term debt                            (129,176)    (179,197)
   Proceeds from exercise of stock options                      -       46,311
                                                      -----------   ----------

             Net cash provided by
                financing activities                      305,396       79,399
                                                      -----------   ----------

DECREASE IN CASH                                         (869,798)    (104,819)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD               2,097,193    1,566,654
                                                      -----------   ----------

CASH AND EQUIVALENTS, END OF PERIOD                   $ 1,227,395   $1,461,835
                                                      ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                        $    22,453   $   17,223
      Income taxes                                    $         -   $  891,128
                                                      ===========   ==========

 See  notes  to  unaudited  condensed  consolidated  financial  statements.

                     INNODATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the six and three month periods ended June 30, 1997 and 1996 and of cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statements.

2. The Company is in default in connection with a financial covenant in its revolving credit agreement and, accordingly, has reclassified $404,000 to current portion of long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of June 30, 1997, it would not have had a material affect on reported amounts.

4. During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consist of estimated losses on leases and severance pay totaling approximately $450,000, while the impairment costs consist of a write-off of goodwill in connection with the imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing businesses totaling approximately $350,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1997  AND  1996

     Revenues increased 2% to $5,356,988 for the three months ended June 30, 1997 compared to $5,250,261 for the similar period in 1996. During the second quarter of 1997 and 1996, one customer comprised of twelve affiliated companies accounted for 14% and 24% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $4,443,520 in the second quarter of 1997 and $4,144,712 in the second quarter of 1996, an increase of 7% in 1997 from 1996. Direct operating expenses as a percentage of revenues increased to 83% in the 1997 quarter compared with 79% in 1996. The increase in direct operating expenses as a percentage of revenues in 1997 was due principally to higher fixed costs in the Company's U.S. based operations and increased labor costs in the Philippines resulting from a collective bargaining agreement that became effective on April 1, 1996. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services and supplies and occupancy.

     Selling and administrative expenses were $1,484,090 and $1,097,873 in the second quarter of 1997 and 1996, respectively, representing an increase of 35% in 1997 from 1996. Selling and administrative expenses as a percentage of revenues were 28% in 1997 compared with 21% in 1996. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts including additional personnel. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     During the second quarter of 1997 management determined to reduce its U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consist of estimated losses on leases and severance pay, while the impairment costs consist of a write-off of goodwill in connection with the imaging business and equipment in connection with both the imaging and publishing businesses. The restructuring and impairment costs totaled $1,500,000.

     Net (loss) income was $(2,414,763) and $13,194 in the second quarter of 1997 and 1996, respectively. Net income was reduced significantly in 1997 due to the increased costs discussed above and the restructuring charge and impairment write-down.


SIX  MONTHS  ENDED  JUNE  30,  1997  AND  1996

     Revenues decreased 8% to $10,019,453 for the six months ended June 30, 1997 compared to $10,840,679 for the similar period in 1996. During the six months ended June 30, 1997 and 1996, one customer comprised of twelve affiliated companies accounted for 14% and 27% of the Company's revenues, respectively, and in 1997, one other customer accounted for 10% of revenues. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $8,457,162 for the six months ended June 30, 1997 and $8,033,998 for the similar period in 1996, an increase of 5% in 1997 from 1996. Direct operating expenses as a percentage of revenues increased to 84% in the 1997 period compared with 74% in 1996. The increase in direct operating expenses as a percentage of revenues in 1997 was due principally to higher fixed costs in the Company's U.S. based operations and increased labor costs in the Philippines resulting from a collective bargaining agreement that became effective on April 1, 1996.

     Selling and administrative expenses were $2,836,250 and $2,285,753 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 24% in 1997 from 1996. Selling and administrative expenses as a percentage of revenues was 28% in 1997 compared with 21% in 1996. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts, including additional employees.

     See discussion for three months ended June 30, 1997 as to restructuring and impairment costs.

     The tax expense in 1997 represents an increase in the valuation allowance. No tax benefits have been provided for losses incurred in 1997 based on management's evaluation of the Company's current international tax structure.

     Net (loss) income was $(2,864,235) and $338,762 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $602,173 was used in operating activities for the six months ended June 30, 1997, while net cash of $586,645 was provided by operating activities for the six months ended June 30, 1996, principally resulting from the loss incurred during the six months ended June 30, 1997. Net cash of $573,021 and $770,863 was used in investing activities in 1997 and 1996, respectively, for the purpose of purchasing fixed assets in both years, and additionally, in 1996, for payments in connection with the acquisition of International Imaging. These outlays were partially offset by the redemption of certain short-term investments in 1996. Net cash of $305,396 and $79,399 was provided by financing activities in 1997 and 1996, respectively. In 1997, the Company received proceeds from long-term borrowings provided from its equipment purchase revolving credit agreement.

     The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $190,000 and 35,000 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1997.

     In January 1997, the Company entered into a revolving credit agreement with a bank providing for borrowings up to $1,000,000 for equipment purchases. The borrowings will convert to a term loan payable over a three year period commencing January 1998. During 1997 interest is payable at % over prime and interest has been fixed on the term loan at 10.1% per annum. In addition, the bank has provided a line of credit up to $2,000,000 based on eligible receivables, as defined. Interest is payable at % over prime. The line of credit is reviewed annually on June 30 and borrowings are collateralized by a lien on the assets of the Company. As of June 30, 1997 the Company was in default in connection with certain financial covenants contained in the revolving credit agreement. The line of credit has not been renewed for the next fiscal year. The Company is presently negotiating short-term financing with the bank and is concurrently considering alternative sources of financing.

     The  Company  has  opened  a  temporary  production facility in India and expects  to  open  its  permanent  production  facility in India in the fourth
quarter  of  1997.    In  addition,  the  Company  expects  to  make  capital
expenditures on an ongoing basis for the expansion of its existing production facilities in the Philippines and Sri Lanka and for additional equipment for its U.S. operations. The Company estimates these capital expenditures will aggregate approximately $1,500,000 during 1997.


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

PART  II.      OTHER  INFORMATION
---------      ------------------

Item  1.          Legal  Proceedings.  Not  Applicable
                  ------------------

Item  2.          Changes  in  Securities.  Not  Applicable
                  -----------------------

Item  3.          Defaults  upon  Senior  Securities.  Not  Applicable
                  ----------------------------------

Item  4.          Submission  of  Matters  to  a Vote of Security Holders. Not
                  -------------------------------------------------------
                     Applicable

Item  5.          Other  Information.  None
                  ------------------

Item  6.          (a)  Exhibits.
                       --------
                       Exhibit  27.    Financial  Data  Schedule

                  (b)  Form  8-K  Report.    None
                       -----------------

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION

Date:  8/8/97                      /s/
       ------  -----------------------
               Todd Solomon
               President
               Chief Executive Officer

Date:  8/8/97                      /s/
       ------  -----------------------
               Martin Kaye
               Chief Financial Officer
[/TABLE]