Form 10-Q
period 1997-09-30
INNODATA CORP
filed 1997-11-13
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1997 there were 4,486,010 shares of common stock outstanding.

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

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997
                                  (Unaudited)
                                  -----------

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $   971,001
   Accounts receivable-net                                         4,076,791
   Prepaid expenses and other current assets                       1,165,482
   Deferred income taxes                                             136,000
                                                                 -----------

          Total current assets                                     6,349,274

FIXED ASSETS-net                                                   3,022,283

GOODWILL-net                                                         416,976

OTHER ASSETS                                                         601,218
                                                                 -----------

TOTAL                                                            $10,389,751
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $   145,481
   Accounts payable and accrued expenses                           1,677,016
   Accrued salaries and wages                                      1,178,399
   Estimated loss on foreign currency contracts                    1,000,000
   Taxes, other than income taxes                                    298,888
                                                                 -----------

          Total current liabilities                                4,299,784
                                                                 -----------

LONG-TERM DEBT, less current portion                                 104,538
                                                                 -----------

DEFERRED INCOME TAXES PAYABLE                                        667,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 4,565,210 shares                                       45,652
   Additional paid-in capital                                      8,836,396
   Deficit                                                        (3,391,314)
                                                                 -----------

                                                                   5,490,734
    Less: treasury stock; 69,200 shares at cost                     (172,305)
                                                                 -----------

          Total stockholders' equity                               5,318,429
                                                                 -----------

TOTAL                                                            $10,389,751
                                                                 ===========

See  notes  to  unaudited  condensed  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                         1997         1996

REVENUES                                          $ 5,269,068   $4,951,412
                                                  -----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                        4,121,444    4,338,421
   Selling and administrative expenses              1,409,929    1,290,181
   Unrealized loss on foreign currency contracts    1,000,000            -
   Interest expense                                    27,163        9,155
   Interest income                                    (11,389)     (31,054)
                                                  -----------   ----------

          Total                                     6,547,147    5,606,703
                                                  -----------   ----------

LOSS BEFORE BENEFIT FROM INCOME TAXES              (1,278,079)    (655,291)

BENEFIT FROM INCOME TAXES                                   -     (250,000)
                                                  -----------   ----------

NET LOSS                                          $(1,278,079)  $ (405,291)
                                                  ===========   ==========

LOSS PER SHARE                                          $(.28)       $(.09)
                                                        =====        =====


See  notes  to  unaudited  condensed  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                          1997          1996

REVENUES                                           $15,288,521   $15,792,091
                                                   -----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                        12,578,606    12,372,419
   Selling and administrative expenses               4,246,179     3,575,934
   Restructuring costs and impairment of assets      1,500,000             -
   Unrealized loss on foreign currency contracts     1,000,000             -
   Interest expense                                     56,515        28,765
   Interest income                                     (50,465)      (93,498)
                                                   -----------   -----------

          Total                                     19,330,835    15,883,620
                                                   -----------   -----------

LOSS BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                     (4,042,314)      (91,529)

PROVISION FOR (BENEFIT FROM) INCOME TAXES              100,000       (25,000)
                                                   -----------   -----------

NET LOSS                                           $(4,142,314)  $   (66,529)
                                                   ===========   ===========

LOSS PER SHARE                                           $(.92)        $(.01)
                                                         =====         =====


See  notes  to  unaudited  condensed  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------

                                                                          1997         1996
OPERATING ACTIVITIES:
   Net loss                                                        $(4,142,314)  $  (66,529)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Depreciation and amortization                                  1,045,831    1,013,776
      Restructuring costs and impairment of assets                   1,500,000            -
      Unrealized loss on foreign currency contracts                  1,000,000            -
      Deferred income taxes                                            400,000      100,000
      Changes in operating assets and liabilities:
         Accounts receivable                                          (358,508)   1,192,506
         Prepaid expenses and other current assets                     (34,972)    (839,678)
         Other assets                                                 (128,793)    (288,159)
         Accounts payable and accrued expenses                         505,417      748,907
         Taxes, other than income taxes                                 20,319       15,122
         Income taxes payable                                                -     (726,194)
                                                                   -----------   ----------

             Net cash (used in) provided by operating activities      (193,020)   1,149,751
                                                                   -----------   ----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                                      (750,505)    (992,856)
   Payments in connection with acquisition                                   -     (410,646)
   Redemption of short term investments                                      -      740,000
                                                                   -----------   ----------

             Net cash used in investing activities                    (750,505)    (663,502)
                                                                   -----------   ----------

FINANCING ACTIVITIES:
   Proceeds from long term debt                                        577,000            -
   Payments of long-term debt                                         (731,239)    (229,347)
   Proceeds from short-term debt                                             -      133,574
   Purchase of treasury stock                                          (28,428)           -
   Proceeds from exercise of stock options                                   -       65,768
                                                                   -----------   ----------

             Net cash used in financing activities                    (182,667)     (30,005)
                                                                   -----------   ----------

(DECREASE) INCREASE IN CASH                                         (1,126,192)     456,244
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            2,097,193    1,566,654
                                                                   -----------   ----------

CASH AND EQUIVALENTS, END OF PERIOD                                $   971,001   $2,022,898
                                                                   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                     $    44,414   $   35,143
      Income taxes                                                 $       400   $  896,540
                                                                   ===========   ==========

12

See  notes  to  unaudited  condensed  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                  -----------



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and of cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statements.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the Company adopted SFAS No. 128 as of September 30, 1997, it would not have had a material affect on reported amounts.

3. During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consist of estimated losses on leases and severance pay totaling approximately $450,000, while the impairment costs consist of a write-off of goodwill in connection with the imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing businesses totaling approximately $350,000.

4. As of September 30, 1997, the Company's wholly-owned subsidiary had foreign currency forward contracts in Philippine pesos which had an estimated fair value at that date approximately $1,000,000 less than the contractual amount. While such contracts are presently in dispute, the Company recognized the unrealized loss in the third quarter of 1997.

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


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1996

     Revenues increased 6% to $5,269,068 for the three months ended September 30, 1997 compared to $4,951,412 for the similar period in 1996. During the third quarter of 1997 and 1996, one customer comprised of twelve affiliated companies accounted for 13% and 19% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $4,121,444 in the third quarter of 1997 and $4,338,421 in the third quarter of 1996, a decrease of 5% in 1997 from 1996. Direct operating expenses as a percentage of revenues decreased to 78% in the 1997 quarter compared with 88% in 1996. The decrease in direct operating expenses as a percentage of revenues in 1997 was due principally to an increased revenue base to absorb fixed costs of production and, to a lesser extent, a reduction in direct payroll costs. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services and supplies and occupancy.

     Selling and administrative expense was $1,409,929 and $1,290,181 in the third quarter of 1997 and 1996, respectively, representing an increase of 9% in 1997 from 1996. Selling and administrative expense as a percentage of revenues was 27% in 1997 compared with 26% in 1996. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts including additional personnel. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     The Company recognized an unrealized loss of $1,000,000 in connection with foreign currency contracts. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at September 30, 1997.

     The Company incurred net losses of $(1,278,079) and $(405,291) for the third quarter of 1997 and 1996, respectively. The increased loss in 1997 was due principally to the estimated loss on foreign currency contracts.


NINE  MONTHS  ENDED  SEPTEMBER  30,  1997  AND  1996

     Revenues decreased 3% to $15,288,521 for the nine months ended September 30, 1997 compared to $15,792,091 for the similar period in 1996. During the first nine months of 1997 and 1996, one customer comprised of twelve affiliated companies accounted for 13% and 26% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $12,578,606 for the nine months ended September 30, 1997 and $12,372,419 for the similar period in 1996, an increase of 2%. Direct operating expenses as a percentage of revenues increased to 82% in the 1997 period compared with 78% in 1996. The increase in direct operating expenses as a percentage of revenues in 1997 was due principally to higher fixed costs in the U.S based operations and increased labor costs in the Philippines.

     Selling and administrative expense was $4,246,179 and $3,575,934 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 19% in 1997 from 1996. Selling and administrative expense as a percentage of revenues was 28% in 1997 compared with 23% in 1996. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts, including additional employees.

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

     The Company recognized an unrealized loss of $1,000,000 in connection with foreign currency contracts. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at September 30, 1997.

     The Company incurred net losses of $(4,142,314) and $(66,529) for the first nine months of 1997 and 1996, respectively. The increased loss in 1997 was due to the restructuring costs, impairment of assets writedown and losses on foreign currency contracts, as well as the lower revenues realized in that period while experiencing increased costs as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $193,020 was used in operating activities for the nine months ended September 30, 1997, while net cash of $1,149,751 was provided by operating activities for the nine months ended September 30, 1996, principally resulting from the loss incurred during the nine months ended September 30, 1997. Net cash of $750,505 and $663,502 was used in investing activities in 1997 and 1996, respectively, for the purchase of fixed assets in both years, and additionally, in 1996, for payments in connection with the acquisition of International Imaging. These outlays were partially offset by the redemption of certain short-term investments in 1996. Net cash of $182,667 and $30,005 was used in financing activities in the 1997 and 1996 periods, respectively. In 1996, the Company received proceeds from short-term borrowings and from the exercise of stock options offset by payments of long-term debt.

     The Company opened its new production facility in India. The Company expects to make capital expenditures for this facility as well as for its existing production facilities in the Philippines and Sri Lanka, and for additional equipment for its United States operations. The Company estimates these capital expenditures will aggregate approximately $1,000,000 during the next 12 months.

     The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is believed to be sufficient for the Company's cash requirements.


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

PART  II.  OTHER  INFORMATION
--------   ------------------

Item  1.  Legal  Proceedings.  Not  Applicable
          ------------------

Item  2.  Changes  in  Securities.  Not  Applicable
          -----------------------

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable
          ----------------------------------

Item  4.  Submission  of Matters to a Vote of Security Holders. Not Applicable
          ----------------------------------------------------

Item  5.  Other  Information.  None
          ------------------

Item  6.  (a)  Exhibits.
               --------
               Exhibit  27.  Financial  Data  Schedule

          (b)  Form  8-K  Report.  No  reports  were filed during the quarter
               -----------------
                                   ended September  30,  1997

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION



Date:  11/13/97                      /s/
       --------  -----------------------
                 Jack Abuhoff
                 President
                 Chief Executive Officer

Date:  11/13/97                      /s/
       --------  -----------------------
                 Martin Kaye
                 Chief Financial Officer