Form 10-K
period 1997-12-31
INNODATA CORP
filed 1998-03-30
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark  One)
/X/     Annual report under section 13 or 15(d) of the securities exchange act of  1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            -----------------

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

                                (718) 855-0044
                         (Issuer's telephone number)
\


Securities  registered  under  Section  12(b)  of  the  Exchange Act:     NONE

Securities  registered  under  Section  12(g)  of the Exchange Act:     COMMON
STOCK,  $.01  PAR  VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.    /X/

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $20,116,935
                                                                  -----------

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 27, 1998 of $1.67 per share, after retroactive effect of a one-for-three reverse stock split on March 25, 1998. $1,931,317
                                                             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   1,495,336 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1998,
                          AFTER REVERSE STOCK SPLIT.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                            [SEE INDEX TO EXHIBITS]

                                    PART I
                                    ------


ITEM  1.    DESCRIPTION  OF  BUSINESS.

INTRODUCTION

     The Company was incorporated in Delaware in June 1988, maintains its executive offices in New York City and employs a work force in other locations in the U.S. and approximately 2,500 persons in the Philippines, India and Sri Lanka. The Company is a worldwide electronic publishing services company specializing in high quality data conversion for Internet, CD-ROM, print and online database publishers around the globe. Services include all the necessary steps for product development and data capture: the highest accuracy data entry (99.995%+), OCR, SGML and custom coding, hypertext linking, imaging and document management, indexing and abstracting, and applications programming. The Company also offers medical transcription services to healthcare providers through its Statline division.

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

THE  COMPANY'S  SERVICES

DATA  ENTRY  AND  CONVERSION
----------------------------

The Company's procedures for converting data to the required format depend on the type of information the customer must use in its business, the manner in which such information is used, the source of the data (e.g., microfilm, microfiche, magnetic files or hard copy), turnaround time, and the customer's updating and processing procedures. The Company typically performs some or all of the following tasks:

     a.  Data  Preparation  and  Coding

     The customer's data is received at the Company's production facilities either in hard copy by courier or electronically through scanning and
telecommunications  equipment.    Customers  may  elect  to  locate  scanning
equipment on their premises or may choose to use equipment which is available in the Company's New Jersey, California or United Kingdom offices. The source data is coded with character strings or schemes which allow the customer to readily process the finished product on its computers and/or to print the finished product with defined composition. Customers may select various coding schemes, including Standard Generalized Markup Language (SGML), which is an international standard for electronic data formatting.

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

EQUIPMENT

     The Company's U.S., Philippine and Indian facilities, as well as its United Kingdom sales office, are interconnected by leased circuits. Each facility is a local call on the other's PABX, and customers need only dial the Hackensack, New Jersey office to be transferred, at no additional cost, to its facilities. This leased circuit enables the Company to transmit data and image documents to and from its facilities rather than by air courier which can take up to five days.

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

RESEARCH  AND  DEVELOPMENT

     The Company has not made significant expenditures in 1997 and 1996 for research and development, although expenditures were incurred in connection with OCR technology developments and enhancing its networking and telecommunications capabilities.

CUSTOMERS

     The Company generally performs its work for its customers on a task by task at-will basis, or under short-term contracts or contracts which are subject to numerous termination provisions.

     During 1997 and 1996, one customer that is comprised of twelve affiliated companies, accounted for 14% and 24% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Revenues from the European market increased to 22% of total revenues in 1997 from 19% in 1996.

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

     Commencing April 1, 1995, the Philippine operations are conducted through a wholly-owned subsidiary that has been granted an income tax holiday for a four-year period. Accordingly, no income taxes will be payable on earnings from operations of the subsidiary during such period, unless repatriated to the U.S. Prior to April 1, 1995, as a U.S. corporation engaged in business operations in the Philippines, the Company had been subject to both U.S. and Philippine income tax with respect to the Philippine source income derived by the Company. Under U.S. tax law, the U.S. foreign tax credit was available (subject to various limitations) to reduce the burden of double taxation on the Philippine source income of the Company.

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

     The Philippines has historically experienced high rates of inflation and major fluctuations in exchange rate between the Philippine peso and the United States dollar. Continuing inflation without corresponding devaluation of the peso against the dollar, or any other increase in value of the peso relative to the dollar, may have a material adverse effect on the Company's operations and financial condition. From time to time, the Company has purchased futures contracts for pesos at fixed prices, in order to ensure a stable cost of services. In the second half of 1997 and the first part of 1998 these contracts stabilized prices for the Company's services at a time when the peso was significantly devalued. As a result, the Company was unable to enjoy the benefits it would have otherwise received.

     The Philippines is subject to relatively frequent earthquakes, volcanic eruptions, floods and other natural disasters, which may disrupt the Company's operations. However, the eruption of Mt. Pinatubo, which is 50 miles from Manila, did not prevent the Company from fulfilling its customer orders, although it did have to rely more heavily on electronic transmission of data since the airports were closed, preventing the arrival and shipping of paper documents and electronic storage disks. The Company has a facility in Cebu City, which is located on a separate island 350 miles from Manila and which also may serve as a disaster recovery site. The Company also has facilities in Sri Lanka and India.

     Power outages lasting for periods of as long as eight hours per day have occurred. The Company's facilities in Manila and Cebu are equipped with standby generators which have produced electric power during these outages; however, there can be no assurance that the Company's operations will not be adversely affected should municipal power production capacity deteriorate further.

EMPLOYEES

     As of February 28, 1998, the Company employed an aggregate of approximately 50 persons in the United States and the United Kingdom, and approximately 2,500 persons in the Philippines, Sri Lanka and India.

     Employees at the Company's Manila facilities are members of a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases for the five years ended March 31, 2001.

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

     The  Company's staff in the Philippines has a median age of approximately
25. A significant number of employees have college degrees. A substantial middle management infrastructure, grown both from within the ranks of the Company and through experienced hires, is in place. These managers are in charge of departmental responsibilities, including personnel, public relations, facilities, quality control, programming, systems and development.

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

     Similar conditions and methods are in place at the Company's facilities in India and Sri Lanka.


ITEM  2.    DESCRIPTION  OF  PROPERTY

     The Company's Manila, Philippines premises are occupied under a five-year lease which expires on December 31, 1998. The premises consist of a four story, 45,000 square foot building with a separate cafeteria building. The lease provides for monthly payments of approximately $30,000.

     The Company's operations in the Philippines city of Cebu are conducted in approximately 10,000 square feet of space leased through March 2001, cancelable at the Company's option, at a monthly rental of approximately $8,000.

     The Company has a lease for a 12,000 square foot office and production facility located in Hackensack, New Jersey. The lease provides for monthly rental payments of approximately $16,000 through December 1999. In addition, the Company leases a 6,000 square foot office and production facility in California for approximately $5,000 per month. The lease expires February, 2002.

     The Company leases its production facility in India and is obligated to make payments aggregating approximately $150,000 per year for an initial term of five years.

     The Company believes that it maintains adequate fire, theft and liability insurance for its facilities and that its facilities are adequate for its present needs.


ITEM  3.    LEGAL  PROCEEDINGS.

     There is no material litigation pending, other than in the ordinary course of business, to which the Company is a party or of which any of its property is the subject, except for an action brought by the Equitable Banking Corporation on December 3, 1997 in a Regional Trial Court in Makati City,
Philippines against the Company. The action seeks to recover approximately $1,000,000 in connection with certain foreign currency forward contracts. Although these contracts are presently in dispute, the Company has recorded this liability, as well as an estimate for contracts scheduled after the date of this action.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The following matters were voted on at the December 18, 1997 Annual Meeting of Stockholders. The total shares voted were 1,256,735, adjusted for a one-for-three reverse stock split which became effective on March 25, 1998.


                        FOR        WITHHELD
                        ---------  --------
ELECTION OF DIRECTORS:
Jack Abuhoff            1,241,560    15,174
Albert Drillick         1,250,299     6,436
E. Bruce Fredrikson     1,250,194     6,541
Barry Hertz             1,247,135     9,599
Martin Kaye             1,250,177     6,557
Morton Mackof           1,245,260    11,474
Todd Solomon            1,245,030    11,704
Stanley Stern           1,250,099     6,636

                                    PART II
                                    -------


ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "INOD." On February 28, 1998, there were 101 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 1,500.

     The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 1997, after giving retroactive effect to a one-for-three reverse stock split on March 25, 1998.


                     COMMON STOCK
                     SALE PRICES
1996                 HIGH          LOW
--------------       ------------  -------

First Quarter            17-1/4    11-1/16

Second Quarter           13-7/8     10-1/8

Third Quarter            11-1/4    5-13/16

Fourth Quarter            7-1/8        3

1997
--------------

First Quarter             4-1/2     3-3/16

Second Quarter          3-27/32      1-7/8

Third Quarter             3-3/4      2-1/4

Fourth Quarter           3-9/16      2-1/4


STOCK  SPLIT

The Company filed an Information Statement, distributed to stockholders on March 4, 1998, pursuant to which 56% of stockholders approved a one-for-three reverse stock split effective on March 25, 1998. The table above and all other share and per share amounts in this report reflect such split.


DIVIDENDS

 The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

ITEM  6.    SELECTED  FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS.

                            SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                     1997          1996          1995          1994         1993
                                      -----------   -----------   -----------   -----------   ----------

REVENUES                              $20,116,935   $20,536,448   $20,767,405   $14,344,914   $9,619,722
                                      -----------   -----------   -----------   -----------   ----------

OPERATING COSTS AND EXPENSES
     Direct operating costs            16,007,051    16,783,595    14,044,067    10,764,658    7,003,288
     Selling and administrative         5,283,891     4,799,739     4,344,793     2,834,534    1,966,103
     Costs resulting from project
        Termination                             -             -             -       393,195            -
     Restructuring costs and
        impairment of assets            1,500,000             -             -             -            -
     Unrealized loss on foreign
        currency contracts              1,400,000             -             -             -            -
     Interest expense                      85,595        36,383        18,476         7,392       82,375
     Interest income                      (59,384)     (123,771)     (151,319)     (160,689)     (89,767)
                                      -----------   -----------   -----------   -----------   ----------
          Total                        24,217,153    21,495,946    18,256,017    13,839,090    8,961,999
                                      -----------   -----------   -----------   -----------   ----------

(LOSS) INCOME BEFORE
   INCOME TAXES                        (4,100,218)     (959,498)    2,511,388       505,824      657,723
INCOME TAXES                              100,000      (357,000)    1,000,000       199,000      215,000
                                      -----------   -----------   -----------   -----------   ----------

NET (LOSS) INCOME                     $(4,200,218)  $  (602,498)  $ 1,511,388   $   306,824   $  442,723
                                      ===========   ===========   ===========   ===========   ==========

BASIC (LOSS) INCOME PER SHARE              $(2.80)        $(.40)        $1.02          $.21         $.40
                                           ======         =====         =====          ====         ====

DILUTED (LOSS) INCOME PER SHARE            $(2.80)        $(.40)         $.97          $.21         $.40
                                           ======         =====         =====          ====         ====

CASH DIVIDENDS PER SHARE                        -             -             -             -            -
                                           ======         =====         =====          ====         ====

AS OF DECEMBER 31,                           1997          1996          1995          1994         1993
                                      -----------   -----------   -----------   -----------   ----------

WORKING CAPITAL                       $ 2,091,848   $ 4,774,121   $ 6,247,708   $ 4,972,682   $5,526,467
                                      ===========   ===========   ===========   ===========   ==========

TOTAL ASSETS                          $10,029,247   $12,416,296   $12,538,694   $10,077,049   $9,014,247
                                      ===========   ===========   ===========   ===========   ==========

LONG-TERM DEBT                        $    79,604   $   195,960   $    92,180   $   191,666   $        -
                                      ===========   ===========   ===========   ===========   ==========

STOCKHOLDERS' EQUITY                  $ 5,254,133   $ 9,477,471   $ 9,747,655   $ 8,327,601   $7,877,512
                                      ===========   ===========   ===========   ===========   ==========

                                    ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------


     The following discussion should be read in conjunction with the Audited Financial Statements and related Notes thereto of the Company for the years ended December 31, 1997, 1996, and 1995 included in Item 7 of this Form 10-KSB.

RESULTS  OF  OPERATIONS

General

     Innodata is a worldwide electronic publishing services company specializing in high quality data conversion for Internet, CD-ROM, print and online database publishers around the globe. Services include all the necessary steps for product development and data capture: the highest accuracy data entry (99.995%+), OCR, SGML and custom coding, hypertext linking, imaging and document management, indexing and abstracting, and applications programming. The Company also offers medical transcription services to health-care providers through its Statline division.

YEARS  ENDED  DECEMBER  31,  1997  AND  1996

     Revenues decreased 2% to $20,116,935 for the year ended December 31, 1997 compared to $20,536,448 for the similar period in 1996. Revenues from the European market increased to 22% of total revenues in 1997 from 19% in 1996. During 1997 and 1996, one customer comprised of twelve affiliated companies, accounted for 14% and 24% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $16,007,051 for the year ended December 31, 1997 and $16,783,595 for the similar period in 1996, a decrease of 5%. Direct operating expenses as a percentage of revenues decreased to 80% in 1997 compared to 82% in 1996. The decrease in direct operating expenses in 1997 was due primarily to the devaluation of the Philippine peso. Direct operating costs include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expense was $5,283,891 and $4,799,739 for the years ended December 31, 1997 and 1996, respectively, representing an increase of 10% in 1997 from 1996. Selling and administrative expense as a percentage of revenues was 26% in 1997 and 23% in 1996. The dollar increase primarily reflects the expansion of the Company's sales and marketing efforts. Selling and administrative expense includes management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

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

     The Company recognized an unrealized loss of $1,400,000 in connection with foreign currency contracts which are currently in dispute. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at December 31, 1997.

     The Company did not recognize tax benefits in 1997 for losses incurred in that year.

     The Company incurred net losses of $(4,200,218) in 1997 and $(602,498) in 1996. The 1997 loss was greater than that incurred in 1996 due to the charges set forth above, no benefit for income taxes and higher overhead.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $1,128,671 and $897,085 was provided by operating activities for the years ended December 31, 1997 and 1996, respectively, principally resulting from increased collection of accounts receivable. Net cash of $1,015,088 and $401,919 was used in investing activities in 1997 and 1996, respectively, for the purchase of fixed assets in both years, and additionally, in 1996, $410,646 was used for payments in connection with the acquisition of International Imaging. These outlays were substantially offset by the redemption of certain short-term investments in 1996. Net cash of $240,924 was used in financing activities in 1997 and $35,373 was provided by financing activities in 1996. In 1996, the Company received proceeds from short-term borrowings and from the exercise of stock options offset by payments of long-term debt. In 1997, payments on borrowings exceeded proceeds from borrowings.

     The Company opened its new production facility in India in 1997. The Company expects to make capital expenditures for this facility as well as for its existing production facilities in the Philippines and Sri Lanka, and for additional equipment for its U.S. operations. The Company estimates these capital expenditures will aggregate approximately $1,000,000 during the next 12 months.

     The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is believed to be sufficient for the Company's cash requirements.

     The Company has initiated a program to prepare computer systems and applications for the Year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A portion of such costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company is also communicating with customers and suppliers with whom it conducts business to help identify and resolve the Year 2000 issue. It is possible that if all aspects of the Year 2000 issues are not adequately resolved by these parties, the Company's future business operations and, in turn, its financial position and results of operations could be negatively impacted. Management has not yet quantified the Year 2000 compliance and other related expenses, however, management believes these costs will not have a material affect on its financial position.

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

ITEM  7.    FINANCIAL  STATEMENTS.

                     INNODATA CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE
                                                                 --------

Independent Auditors' Reports                                    II-7-8

Consolidated Balance Sheets as of December 31, 1997 and 1996     II-9

Consolidated Statements of Operations for the three years        II-10
ended December 31, 1997

Consolidated Statements of Stockholders' Equity for the          II-11
three years ended December 31, 1997

Consolidated Statements of Cash Flows for the three years        II-12
ended,December 31, 1997

Notes to Consolidated Financial Statements                       II-13-21

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheet of Innodata Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



Grant  Thornton  LLP
Parsippany,  New  Jersey
March  4,  1998

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated balance sheet of Innodata Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                     INNODATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                        1997          1996
                                                                        -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                  $ 1,969,852   $ 2,097,193
  Accounts receivable-net of allowance for doubtful
         accounts of $195,000 in 1997
         and $140,000 in 1996 (Note 10)                                   3,188,920     3,718,283
  Prepaid expenses and other current assets                                 825,586     1,130,510
  Deferred income taxes (Notes 1 and 3)                                     136,000       220,000
                                                                        -----------   -----------

               TOTAL CURRENT ASSETS                                       6,120,358     7,165,986

FIXED ASSETS-NET (NOTES 1, 2 AND 11)                                      2,909,619     3,617,939

GOODWILL (NOTES 1 AND 11)                                                   410,076     1,159,946

OTHER ASSETS                                                                589,194       472,425
                                                                        -----------   -----------

TOTAL                                                                   $10,029,247   $12,416,296
                                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                            $   122,450   $   208,298
  Accounts payable and accrued expenses                                   1,507,866     1,279,519
  Accrued salaries and wages                                                641,186       625,479
  Estimated loss on foreign currency contracts (Note 6)                   1,400,000             -
  Taxes, other than income taxes                                            357,008       278,569
                                                                        -----------   -----------

               TOTAL CURRENT LIABILITIES                                  4,028,510     2,391,865
                                                                        -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 5)                                79,604       195,960
                                                                        -----------   -----------

DEFERRED INCOME TAXES (NOTES 1 AND 3)                                       667,000       351,000
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 6, 7 AND 8)

STOCKHOLDERS' EQUITY (NOTES 6, 7, 8 AND 12):
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued 1,521,736 shares                                                 15,217        15,217
  Additional paid-in capital                                              8,870,731     8,855,131
  (Deficit) retained earnings                                            (3,449,218)      751,000
                                                                        -----------   -----------
                                                                          5,436,730     9,621,348
  Less: treasury stock - at cost; 26,400 shares
       in 1997 and 13,833 shares in 1996                                   (182,597)     (143,877)
                                                                        -----------   -----------

               TOTAL STOCKHOLDERS' EQUITY                                 5,254,133     9,477,471
                                                                        -----------   -----------

TOTAL                                                                   $10,029,247   $12,416,296
                                                                        ===========   ===========

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                    1997          1996          1995
                                                             -----------   -----------   -----------

REVENUES (NOTE 10)                                           $20,116,935   $20,536,448   $20,767,405
                                                             -----------   -----------   -----------

OPERATING COSTS AND EXPENSES
     Direct operating costs                                   16,007,051    16,783,595    14,044,067
     Selling and administrative expenses                       5,283,891     4,799,739     4,344,793
     Restructuring costs and impairment of assets (Note 11)    1,500,000             -             -
     Unrealized loss on foreign currency contracts (Note 6)    1,400,000             -             -
     Interest expense                                             85,595        36,383        18,476
     Interest income                                             (59,384)     (123,771)     (151,319)
                                                             -----------   -----------   -----------

                    TOTAL                                     24,217,153    21,495,946    18,256,017
                                                             -----------   -----------   -----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES               (4,100,218)     (959,498)    2,511,388

PROVISION FOR INCOME TAXES (BENEFIT) (NOTES 1 AND 3)             100,000      (357,000)    1,000,000
                                                             -----------   -----------   -----------

NET (LOSS) INCOME                                            $(4,200,218)  $  (602,498)  $ 1,511,388
                                                             ===========   ===========   ===========

BASIC (LOSS) INCOME PER SHARE (NOTES 1 AND 9)                     $(2.80)        $(.40)        $1.02
                                                                  ======         =====         =====

DILUTED (LOSS) INCOME PER SHARE (NOTES 1 AND 9)                   $(2.80)        $(.40)         $.97
                                                                  ======         =====         =====

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                            ADDITIONAL   UNREALIZED    (DEFICIT)
                                            PAID-IN      LOSS ON       RETAINED      TREASURY
                        SHARES     AMOUNT   CAPITAL      SECURITIES    EARNINGS      STOCK       TOTAL
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

JANUARY 1, 1995         1,492,424  $14,924  $ 8,527,302  $   (56,735)  $  (157,890)  $       -   $ 8,327,601

  Net income                    -        -            -            -     1,511,388           -     1,511,388

  Unrealized gain on
    available-for-sale
    securities                  -        -            -       52,543             -           -        52,543

  Purchase of
    treasury stock              -        -            -            -             -    (143,877)     (143,877)
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1995       1,492,424   14,924    8,527,302       (4,192)    1,353,498    (143,877)    9,747,655

  Net loss                      -        -            -            -      (602,498)          -      (602,498)

  Issuance of
    common stock
    upon exercise
    of stock
    options                 7,645       76       65,692            -             -           -        65,768

  Issuance of
    common stock
    as partial
    acquisition costs      21,667      217      193,736            -             -           -       193,953

  Warrant costs
     for consulting
     arrangement                -        -       68,401            -             -           -        68,401

  Redemption
     of available-for-
     sale securities            -        -            -        4,192             -           -         4,192
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1996       1,521,736   15,217    8,855,131            -       751,000    (143,877)    9,477,471

  Net loss                      -        -            -            -    (4,200,218)          -    (4,200,218)

  Warrant costs
    for consulting
    arrangement                 -        -       15,600            -             -           -        15,600

  Purchase of
    treasury stock              -        -            -            -             -     (38,720)      (38,720)
                        ---------  -------  -----------  -----------   -----------   ---------   -----------

DECEMBER 31, 1997       1,521,736  $15,217  $ 8,870,731  $         -   $(3,449,218)  $(182,597)  $ 5,254,133
                        =========  =======  ===========  ===========   ===========   =========   ===========

 See  notes  to  consolidated  financial  statements

                     INNODATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                                     1997          1996          1995
                                                              ------------  -----------   -----------
OPERATING ACTIVITIES:
  Net (loss) income                                           $(4,200,218)  $  (602,498)  $ 1,511,388
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                               1,321,555     1,372,731       972,669
    Restructuring costs and impairment of assets                1,500,000             -             -
    Unrealized loss on foreign currency contracts               1,400,000             -             -
    Deferred income taxes                                         400,000      (150,000)      240,000
    Changes in operating assets and liabilities:
      Accounts receivable                                         529,363     1,380,498    (2,299,781)
      Prepaid expenses and other current assets                   304,924      (479,251)     (462,274)
      Other assets                                               (116,769)     (271,413)      (46,957)
      Accounts payable and accrued expenses                      (104,330)      187,764      (103,117)
      Accrued salaries and wages                                   15,707       100,991       211,029
      Taxes, other than income taxes                               78,439        84,457        93,727
      Income taxes payable                                              -      (726,194)      537,938
                                                              ------------  -----------   -----------

         Net cash provided by operating activities              1,128,671       897,085       654,622
                                                              ------------  -----------   -----------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                (1,015,088)   (1,231,273)   (1,193,973)
  Payments in connection with acquisition                               -      (410,646)            -
  Short-term investments                                                -     1,240,000             -
                                                              ------------  -----------   -----------

        Net cash used in investing activities                  (1,015,088)     (401,919)   (1,193,973)
                                                              ------------  -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                        577,000       626,014             -
  Proceeds from exercise of stock options                               -        65,768             -
  Purchase of treasury stock                                      (38,720)            -      (143,877)
  Payments of borrowings                                         (779,204)     (656,409)     (111,986)
  Redemption of preferred stock                                         -             -        (2,000)
                                                              ------------  -----------   -----------

         Net cash (used in) provided by financing activities     (240,924)       35,373      (257,863)
                                                              ------------  -----------   -----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                      (127,341)      530,539      (797,214)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,097,193     1,566,654     2,363,868
                                                              ------------  -----------   -----------

CASH AND EQUIVALENTS, END OF YEAR                             $ 1,969,852   $ 2,097,193   $ 1,566,654
                                                              ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                  $    85,595   $    35,238   $    14,963

    Income taxes                                                        -       922,789       222,062

 See  notes  to  consolidated  financial  statements




INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995
---------------------------------------------------

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data entry, data conversion, scanning, imaging and document management services, indexing and abstracting, and typesetting services tailored to customer requirements. The Company also offers medical transcription services to health care providers. The Company's services are principally performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation.

     On March 25, 1998, a one-for-three reverse stock split becomes effective. All share and per share amounts have been restated to reflect such stock split.

     USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Revenue is recognized in the period in which the service is performed.

     WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled projects.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1997 and 1996 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1996 and 1995 resulting from such transactions were immaterial.

     STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:

                                              1996

Acquisition costs                           $ 563,771
Common stock issued                          (153,125)
                                            ---------
Payments in connection with acquisition     $ 410,646
                                            =========


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

     GOODWILL - Goodwill arising from acquisition costs exceeding net assets acquired is being amortized on a straight-line basis over a 15 year period. Management assesses the recoverability of the remaining unamortized costs based principally upon a comparison of the carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If management concludes that the asset is impaired, its carrying value is adjusted to its net realizable value. See Note 11.

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

     (LOSS) INCOME PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. In accordance with SFAS No.128, all comparative periods have been restated as of December 31, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year. In addition, earnings per share have been restated to reflect a one-for-three reverse stock split that is effective on March 25, 1998.

2.          FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                         1997        1996

Equipment                      $6,095,004  $6,092,985
Furniture and fixtures            372,566     375,465
Leasehold improvements            472,574     401,987
                               ----------  ----------
          Total                 6,940,144   6,870,437

Less accumulated depreciation
     and amortization           4,030,525   3,252,498
                               ----------  ----------
                               $2,909,619  $3,617,939
                               ==========  ==========

     As of December 31, 1997 and 1996, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $1,600,000 and $1,513,000, respectively. In addition, equipment financed by capital leases has a net book value of $228,000 at December 31, 1997.

3.          INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:

                                                 1997        1996         1995
Current income tax expense (benefit):
     Foreign                                $       -   $       -   $   10,000
     Federal                                 (300,000)   (159,000)     535,000
     State and local                                -     (48,000)     215,000
                                            ---------   ---------   ----------
                                             (300,000)   (207,000)     760,000

Deferred income tax expense (benefit)         400,000    (150,000)     240,000
                                            ---------   ---------   ----------

Provision for (benefit from) income taxes   $ 100,000   $(357,000)  $1,000,000
                                            =========   =========   ==========

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                   1997    1996    1995

Federal statutory rate                            (34.0)%  (34.0)%  34.0%

Effect of:
     Valuation allowance                           34.0       -       -
     State income taxes (net of federal
        tax benefit)                                  -    (5.4)    6.1
     Other                                          2.4     2.2    (0.3)
                                                  -----   -----    ----
Effective rate                                      2.4%  (37.2)%  39.8%
                                                  =====   ======   ====

     As of December 31, 1997 and 1996, the composition of the Company's net deferred taxes is as follows:

                                               1997          1996

Deferred income tax assets:
     Allowances not currently deductible  $ 247,000   $   105,000
     Expenses not deductible until paid     161,000       115,000
     Net operating loss carryforward        500,000       700,000
                                          ---------   -----------
                                            908,000       920,000
Less:  valuation allowance                 (772,000)            -
                                          ---------   -----------
                                            136,000       920,000
                                          ---------   -----------
Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated               (415,000)     (815,000)
     Depreciation and amortization         (252,000)     (236,000)
                                          ---------   -----------
                                           (667,000)   (1,051,000)
                                          ---------   -----------
Net deferred income tax liability         $(531,000)  $  (131,000)
                                          =========   ===========

     The valuation allowance in 1997 reduces total deferred tax assets to an amount management believes will likely be realized. The Company's net operating loss carryforward for federal income tax purposes of approximately $1,500,000 expires in 2012. These net operating losses may be limited to annual use based on IRS regulations.

4.          ACQUISITION

     On January 2, 1996, the Company acquired certain assets of International Imaging, Inc. ("II"). II is located in Azusa, California and provides imaging and document management systems and scanning/conversion services. The purchase price consisted of $40,000 cash and 16,667 shares of the Company's restricted common stock. The Company also paid approximately $300,000 of II's outstanding lease obligations.

5.          LONG-TERM  DEBT

     Long-term  debt  is  as  follows:

                                                 1997      1996
Equipment leases, at 9.6% to 13.5%           $226,335  $365,846
Acquisition notes - subordinated, at prime          -    91,667
                                             --------  --------
                                              226,335   457,513
Less: deferred interest                        24,281    53,255
                                             --------  --------
Total                                         202,054   404,258
Less: current portion of long-term debt       122,450   208,298
                                             --------  --------
Long-term debt                               $ 79,604  $195,960
                                             ========  ========



     Aggregate  maturities  of  long-term  debt  are  as  follows:

1998  $138,960
1999    61,306
2000    19,298
2001     6,771
      --------
      $226,335
      ========



6.          COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is presently unused.

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2001, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $500,000. For the years ended December 31, 1997, 1996 and 1995, rent expense totaled approximately $940,000, $825,000 and $500,000, respectively.

     At December 31, 1997, future minimum annual rental commitments on noncancellable leases are as follows:

1998  $  357,000
1999     362,000
2000     170,000
2001     173,000
2002      40,000
      ----------
      $1,102,000
      ==========

     EMPLOYMENT  AGREEMENTS  -          The  Company entered into a three-year
employment agreement on August 19, 1997 pursuant to which a member of the Company's Board is to serve as President and CEO of the Company. He will be paid at the rate of $200,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows:
10,000 options at $3.00 per share; 16,666 at $6.00; 23,333 at $9.00; 30,000 at
$12.00; and 33,333 at $21.00. The options are exercisable upon the earliest to occur of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

     The Company had an employment agreement with its former President and CEO. This agreement was replaced by a new three-year agreement expiring September 30, 2000 that provides for a salary of $100,000 for the year ended
September 30, 1998 and $75,000 per annum thereafter. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

     OTHER COMMITMENTS - The Company has a commitment to purchase a perpetual license for certain production process software for cash totaling $70,000 and 11,666 shares of the Company's common stock. Payment is contingent upon the successful completion and testing of the software, expected to occur during 1998.

     As of December 31, 1997, the Company's wholly-owned subsidiary has foreign currency forward contracts to purchase $2,600,000 in Philippine pesos on various dates through June 1998. These contracts, as well as certain foreign currency contracts that became due during 1997 and remain unpaid, have an estimated fair value at December 31, 1997 of approximately $1,400,000 less than their contractual amount. The bank has brought an action in the Philippines to recover such amounts. While such contracts are presently in dispute, the Company recognized the total unrealized loss in 1997.

     Employees at the Company's Manila facilities voted to join a union. The Company has a collective bargaining agreement with the rank and file employees at its Manila facility which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1997. Under the legislation, the Company is not required to fund future costs, if any.

7.          CAPITAL  STOCK

     COMMON STOCK AND REDEEMABLE WARRANTS - In August and September 1993 the Company sold pursuant to a public offering 563,500 shares of its common stock and certain warrants ("Redeemable Warrants") and realized net proceeds after all expenses of the offering of $6,752,585. The Redeemable Warrants expired on August 9, 1997.

     In connection with the offering, the Company sold to the underwriter for nominal consideration warrants to purchase up to 49,295 shares of common stock at $23.43 per share through August 9, 1998. The underwriter's warrants contain piggy-back registration rights for a period of seven years with respect to the underlying securities and a demand registration right for a period of five years for two registration filings, one of which is at the Company's expense.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations. During 1995, the Company redeemed its Series A and Series B preferred stock for an aggregate consideration of $2,000.

     COMMON STOCK RESERVED - At December 31, 1997, the Company reserved for issuance 767,948 shares of its common stock as follows: (a) 701,987 shares pursuant to the Company's Stock Option Plans (including 120,333 options issued to the Company's Chairman and its President which were not granted under the plans); (b) 49,295 shares issuable upon exercise of underwriter's warrants; and (c) 16,666 shares issuable upon exercise of warrants issued to consultants.

8.          STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995 and 1996 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan" and the "1996 Plan") which provide for the granting of options to purchase not more than an aggregate of 87,500, 105,000, 17,500, 200,000 and 166,666 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss would have been $(4,359,807), or $(2.90) per share, in 1997, $(738,987), or $(.49) per share, in 1996 and net income would have been $1,496,341, or $.96 per share, diluted, in 1995. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6.4% in 1997 and 1996, and 6.2% in 1995; expected volatility of 40%; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures. SFAS No. 123 does not apply to awards prior to 1995.








                                                                                                  WEIGHTED
                                                  WEIGHTED                                        AVERAGE
                                                  AVERAGE      WEIGHTED                WEIGHTED   FAIR
                  PER SHARE                       REMAINING    AVERAGE                 AVERAGE    VALUE,
                  RANGE OF          NUMBER        CONTRACTUAL  EXERCISE   NUMBER       EXERCISE   DATE OF
                  EXERCISE PRICES   OUTSTANDING   LIFE         PRICE      EXERCISABLE  PRICE      GRANT
                  ----------------  ------------  -----------  ---------  -----------  ---------  ---------

Balance 1/1/95    $    7.89 - 9.75      140,121             3  $    8.22
                  $  12.60 - 17.85       44,200             3  $   14.76
                                    -----------
                                        184,321                                47,930  $   10.98
                                                                           ==========
       Canceled   $   7.89 - 13.89       (8,091)
       Granted    $  10.14 - 13.89       91,516             4  $   11.73                          $    4.71
                                    -----------
Balance 12/31/95  $    7.89 - 9.75      132,696             2  $    8.25
                  $  10.14 - 17.85      135,050             2  $   12.93
                                    -----------
                                        267,746                               120,098  $   10.38
                                                                           ==========
       Canceled   $           9.03         (166)
       Granted    $   6.93 - 11.79       29,666             4  $    9.18                          $    3.66
       Exercised  $    7.89 - 9.03       (7,646)
                                    -----------
Balance 12/31/96  $    6.93 - 9.75      138,717             2  $    8.13      111,513  $    8.88
                  $  10.14 - 17.85      150,883             2  $   12.69       89,157  $   13.17
                                     -----------                           ----------
                                       289,600                                200,670
                                                                           ==========
       Canceled   $   7.89 - 13.89      (48,883)
       Granted    $    3.00 - 6.00      100,000             5  $    3.63                          $    1.26
       Granted    $   9.00 - 21.00       86,666             5  $   13.44                          $     .18
                                    -----------
Balance 12/31/97  $    3.00 - 9.75      246,192             4  $    6.42      115,969  $    8.16
                  $  10.14 - 21.00      181,191             3  $   14.10       93,996  $   12.96
                                    -----------                            ----------
                                        427,383                               209,965
                                    ============                           ==========




     The majority of options granted prior to 1997 become exercisable one-third on each of the first three anniversary dates. Option grants in 1997 become exercisable the earlier of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

WARRANTS

     In connection with a consulting agreement on December 18, 1995, the Company issued a warrant to purchase 16,666 shares at a price of $11.44 per share. The warrant is exercisable commencing December 18, 1996 and expires in 2000.

9.          (LOSS)  INCOME  PER  SHARE

                                            1997         1996         1995

Net (loss) income                    $(4,200,218)  $ (602,498)  $1,511,388
                                     ===========   ==========   ==========
Weighted average common
  shares outstanding                   1,501,043    1,503,196    1,482,824
Dilutive effect of outstanding
  warrants and options                         -            -       75,172
                                     -----------   ----------   ----------

Adjusted for dilutive computation      1,501,043    1,503,196    1,557,996
                                     ===========   ==========   ==========

Basic (loss) income per share             $(2.80)       $(.40)       $1.02
                                          ======        =====        =====

Diluted (loss) income per share           $(2.80)       $(.40)        $.97
                                          ======        =====         ====


     Reference is made to Notes 7 and 8 with respect to options and warrants That would have been dilutive in 1997 and 1996 had there not been a loss in Those years.

10.          REVENUES  AND  ACCOUNTS  RECEIVABLE

     During 1997, 1996 and 1995, one customer that is comprised of twelve affiliated companies, accounted for 14%, 24% and 29% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues. Further, in 1997, 1996 and 1995, export revenues, all of which were derived from European customers, accounted for 22%, 19% and 18%, respectively, of total revenues.

     A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

11.          RESTRUCTURING  COSTS  AND  IMPAIRMENT  OF  ASSETS

     During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consist of estimated losses on leases and severance pay totaling approximately $325,000, while the impairment costs consist of a write-off of goodwill in connection with the imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing businesses totaling approximately $475,000.

12.          SUBSEQUENT  EVENT

     The Company filed an Information Statement, distributed to stockholders on March 4, 1998, pursuant to which 56% of stockholders approved a one-for-three reverse stock split effective on March 25, 1998. All share and per share amounts have been restated to reflect such split.

ITEM  8.    CHANGE  IN  ACCOUNTANTS.

     Margolin, Winer & Evens LLP ("MWE") was the principal auditor of the Company for each of the three years in the period ended December 31, 1996. On November 11, 1997 the Company and MWE agreed that MWE would not serve as principal accountant for the year ended December 31, 1997.

     MWE reports on the financial statements of the Company for the Company's fiscal years ended December 31, 1996 and 1995 contained no adverse opinion, disclaimer of opinion, modification, or qualification. During the two years ended December 31, 1996 and the interim period through November 11, 1997, there were no disagreements with MWE on any matter of accounting principles and practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of MWE, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     On November 12, 1997, the Company selected Grant Thornton LLP as its auditor for the fiscal year ended December 31, 1997.

                                    ------
                                   PART III
                                   --------

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE    ACT.

OFFICERS  AND  DIRECTORS
     The  officers  and  directors  of  the  Company  are  as  follows:

NAME                     AGE  POSITION
-----------------------  ---  -----------------------------------------------

Barry Hertz               48  Chairman of the Board of Directors

Todd Solomon              36  Vice Chairman of the Board of Directors and
                              Consultant

Jack Abuhoff              36  President, Chief Executive Officer and Director

Martin Kaye               50  Executive Vice President, Chief Financial
                              Officer, Secretary and Director

William Schieffelin       49  Vice President - Business Development

Stephen Agress            36  Vice President - Finance

Jurgen Tanpho             33  Vice President - Operations

Dr. Albert Drillick       52  Director

Dr. E. Bruce Fredrikson   60  Director

Morton Mackof             50  Director

Stanley Stern             47  Director


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

     TODD SOLOMON has been Vice Chairman and consultant to the Company since his resignation as President and CEO on September 15, 1997. He served as President and a Director of the Company since its founding by him in 1988. He had been Chief Executive Officer since August 1995. Mr. Solomon was President of Ruck Associates, an executive recruiting firm from 1986 until 1987. Mr. Solomon holds an A.B. in history and physics from Columbia University (1986). He was also a director of TDC until his resignation in December 1997.

     JACK ABUHOFF was retained as President and CEO effective September 15, 1997. He has been a Director of the Company since its founding. From 1995 to 1997 he was Chief Operating Officer of CRC, an international systems integration and outsourcing firm. From 1992 to 1994, he was employed by Chadbourne & Parke, engaged in Sino-American technology joint ventures. He practiced international corporate law with White & Case from 1986 to 1992. He holds an A.B. degree from Columbia College (1983) and a J.D. degree from Harvard Law School (1986).

     MARTIN KAYE has been Chief Financial Officer of the Company since October 1993 and was elected Vice President - Finance in August 1995 and was elected Executive Vice President in March 1998. He has been a Director since March 1995. He is a certified public accountant and serves as Vice President of
Finance and a Director of TDC. Mr. Kaye had been an audit partner with Deloitte & Touche for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

     WILLIAM SCHIEFFELIN was elected Vice President - Business Development in March 1998. He joined the Company in July 1996. Prior thereto, he was employed by the Research Institute of America Group for seven years, serving most recently as Vice President, Strategic Alliances. Mr. Schieffelin holds a B.A. from Baylor University (1970) and a J.D. degree from the University of Texas School of Law (1973).

     STEPHEN AGRESS was elected Vice President - Finance in March 1998. He served as Corporate Controller since joining the Company in August 1995. Mr.
Agress is a certified public accountant and had been a senior audit manager with Deloitte & Touche for more than five years prior to his resignation in 1995. Mr. Agress holds a B.S. in accounting from Yeshiva University (1982).

     JURGEN TANPHO was elected Vice President - Operations in March 1998. He served in various management capacities since joining the Company in 1991, most recently in the position of Assistant to the President of Manila Operations. He holds a B.S. degree in industrial engineering from the University of the Philippines (1981).

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

     MORTON MACKOF has been a Director of the Company since April 1993. He is President and CEO of Third Millennium Technology Inc., a company involved in information technology consulting and software development. He had been executive vice president of Track since February 1991 and was elected its President in December 1994, and since the Merger served as President of TDC. He resigned as President in November 1996. From 1986 to 1991, he was president of Medical Leasing of America, Inc. From 1981 to 1986 he was vice president of sales with Fonar Corp. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute (1970) and did graduate work
in  computer  science.    He  is  also  a  director  of  TDC.

     STANLEY STERN has been a Director of the Company since August 1988. He was chief operating officer of Track, and in predecessor positions, for more than five years and since the Merger was Executive Vice President of TDC until his resignation in December 1996. Mr. Stern holds a B.B.A. from Baruch College (1973). He was also a director of TDC until his resignation in September 1997.

     There are no family relationships between or among any directors or officers of the Company. A.S. Goldmen & Co., Inc., the underwriter of the Company's initial public offering of its common stock, is entitled to designate one member of the Board of Directors until August 9, 1998. No such member has been elected to date. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The Company believes that during the period from January 1, 1997 through December 31, 1997 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.


ITEM  10.    EXECUTIVE  COMPENSATION.

EXECUTIVE  COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1997 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION
                                     -------------------    NUMBER OF
NAME AND PRINCIPAL         CALENDAR                         STOCK OPTIONS
POSITION                   YEAR      SALARY      BONUS      AWARDED

Jack Abuhoff                   1997  $ 37,500  $    -        114,500
President, CEO since
September 1997

Barry Hertz                    1997  $ 50,000  $    -         13,333
Chairman                       1996    50,000       -              -
                               1995         -       -         15,000

Todd Solomon                   1997  $ 209,166  $    -         20,333
President, CEO through         1996    231,000       -         10,333
September 1997, Vice           1995    222,814       -         10,333
Chairman of the Board
and Consultant thereafter


The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation. The Company has not granted any stock appreciation rights nor does it have any "long-term incentive plans," other than its stock option plans.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                       PERCENT OF                 EXPIR-
              NUMBER   TOTAL OPTIONS   EXERCISE   ATION
              OF       GRANTED TO      PRICE      EXPIR-
              OPTIONS  EMPLOYEES IN    PER        ATION
NAME          GRANTED  FISCAL YEAR     SHARE      DATE

Jack Abuhoff  114,500             61%          *   9/2002
Barry Hertz    13,333              7%  $    3.00  12/2002
Todd Solomon   20,333             11%  $    3.00  10/2002




*         11,166 @ $3.00; 16,666 @ $6.00; 23,333 @ $9.00; 30,000 @ $12.00; and
33,333  @  $21.00

The options become exercisable the earlier of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                         FISCAL YEAR END OPTION VALUES

                        NUMBER OF      VALUE OF
                        UNEXERCISED    UNEXERCISED
                        OPTIONS AT     IN-THE- MONEY
              SHARES    FISCAL YEAR    OPTIONS AT
              ACQUIRED  END            FISCAL YEAR
              ON        EXERCISABLE/   END EXERCISABLE/
NAME          EXERCISE  UNEXERCISABLE  UNEXERCISABLE

Jack Abuhoff  None      6,183/114,500     $-/$-

Barry Hertz   None      32,000/18,333     $-/$-

Todd Solomon  None      61,366/30,666     $-/$-


DIRECTORS  COMPENSATION

     Dr. E. Bruce Fredrikson and Jack Abuhoff were compensated at the rate of $1,250 and $833 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director. Further, Messrs. Fredrikson and Abuhoff received options to purchase 2,333 and 1,166 shares, respectively, in 1997. In December 1997, Stanley Stern replaced Jack Abuhoff as an independent director and is compensated at the rate of $833 per month.

EMPLOYMENT  AGREEMENTS

     The Company entered into a three-year employment agreement with Jack Abuhoff on August 19, 1997 pursuant to which Mr. Abuhoff serves as President and CEO of the Company. Mr. Abuhoff will be compensated at the rate of $200,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement Mr. Abuhoff will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement Mr. Abuhoff was granted five year options as follows: 10,000 options at $3.00 per share; 16,666 at $6.00; 23,333 at $9.00; 30,000 at
$12.00; and 33,333 at $21.00. The options are exercisable upon the earliest to occur of (i) ninety days before the expiration of the five year term; (ii) the date the market price is at least $7.50 for ten consecutive trading days; or (iii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

     The Company had an employment agreement with Todd Solomon to serve as its President and CEO. The agreement was to expire on September 30, 1999. Mr. Solomon's annual compensation consisted of $231,000 plus a bonus of up to an additional 15% based on performance criteria established by the Board of Directors. Further, he was to receive options to purchase 10,333 shares in each year and is eligible to receive up to an additional 10,000 shares in each year based on performance, as determined by the Board of Directors. This agreement was replaced by a three-year employment agreement with the Company expiring September 30, 2000 that provides for a salary of $100,000 for the year ended September 30, 1998 and $75,000 per annum thereafter. Mr. Solomon will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

ITEM  11.    SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 28, 1998 information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, 95 Rockwell Place, Brooklyn, NY 11217.


                             SHARES OWNED
                             BENEFICIALLY (1)
                             AMOUNT
                             AND NATURE
NAME AND ADDRESS OF          OF BENEFICIAL
BENEFICIAL OWNER             OWNERSHIP         PERCENT OF CLASS

Track Data Corporation (2)            214,748              14.4%

Barry Hertz (3)                       249,548              16.3%

Todd Solomon (4)                      241,349              15.5%

Martin Kaye (5)                        20,166               1.3%

Jack Abuhoff (7)                        6,183                 *

Albert Drillick (7)                     2,191                 *

Dr. E. Bruce Fredrikson (6)
Syracuse University
School of Management
Syracuse, NY 13244                     11,500                 *

Morton Mackof (7)                       2,191                 *

Stanley Stern (7)                       2,191                 *

Heartland Advisors, Inc.
790 N. Milwaukee Street
Milwaukee, WI 53202                   148,333               9.9%

All Officers and Directors
as a Group (8 persons)
(2)(3)(4)(5)(6)(7)                    535,319              32.9%

*  Less  than  1%.



1. Except as noted otherwise, all shares are owned beneficially and of record. Includes shares pursuant to options presently exercisable or which are exercisable within 60 days. Based on 1,495,336 shares outstanding.
2. Consists of 214,748 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz.
3. Includes 214,748 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz, 2,800 shares held in a pension plan for the benefit of Mr. Hertz and currently exercisable options to purchase 32,000 shares of Common Stock.
4. Includes currently exercisable options to purchase 61,366 shares of Common Stock.
5. Includes currently exercisable options to purchase 16,833 shares of Common Stock.
6. Includes currently exercisable options to purchase 8,166 shares of Common Stock.
7. Consists of shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There  were  no  material  related  party  transactions.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.





EXHIBIT  DESCRIPTION                                       FILED AS EXHIBIT
-------  ------------------------------------------------  ---------------------------------------------------------------

3.1      Restated Certificate of Incorporation             Exhibit 3.1 to Form SB-2 Registration Statement No. 33-62012

3.2      By-Laws                                           Exhibit 3.2 to Form SB-2 Registration Statement No. 33-62012

4.2      Specimen of Common Stock certificate              Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

10.1     1994 Stock Option Plan                            Exhibit A to Definitive Proxy dated August 9, 1994

10.2     Contract of Lease with JM and Company, Inc.       Exhibit 10.2 to Form 10-KSB for year ended December 31, 1993

10.3     Contract of Lease with Elcado Realty Corporation  Exhibit 10.3 to Form SB-2 Registration Statement No. 33-62012

10.4     1993 Stock Option Plan                            Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.5     Form of Indemnity Agreement with Directors        Exhibit 10.5 to Form SB-2 Registration Statement No. 33-62012

10.6     Employment Agreement dated August 24, 1995        Exhibit 10.6 to Form 10-QSB for the Quarter ended September 30,
         with Todd Solomon                                 1995

10.7     1994 Disinterested Directors Stock Option Plan    Exhibit B to Definitive Proxy dated August 9, 1994

10.8     Contract of Sublease with Computer Leasing, Inc.  Exhibit 10.11 to Form 10-KSB for year ended December 31, 1995

10.9     1995 Stock Option Plan                            Exhibit A to Definitive Proxy dated August 10, 1995

10.10    1996 Stock Option Plan                            Exhibit A to Definitive Proxy dated November 7, 1996

10.11    Employment Agreement dated August 19, 1997        Filed herewith
         with Jack Abuhoff

21       Subsidiaries of Small Business Issuer             Filed herewith

23.1     Consent of Grant Thornton LLP                     Filed herewith

23.2     Consent of Margolin, Winer & Evens LLP            Filed herewith

27       Financial Data Schedule                           Filed herewith



(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

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


Signature                Title                                 Date
-----------------------  ------------------------------------  --------------

    /s/                  Chairman of the Board                 March 25, 1998
-----------------------
Barry Hertz

    /s/                  President, Chief Executive Officer    March 25, 1998
-----------------------
Jack Abuhoff             and Director

    /s/                  Vice Chairman of the Board            March 25, 1998
-----------------------
Todd Solomon

    /s/                  Executive Vice President (Principal   March 25, 1998
-----------------------
Martin Kaye              Financial Officer), Director

    /s/                  Vice President - Finance (Principal   March 25, 1998
-----------------------
Stephen Agress           Accounting Officer)

    /s/                  Director                              March 25, 1998
-----------------------
Dr. Albert Drillick

    /s/                  Director                              March 25, 1998
-----------------------
Dr. E. Bruce Fredrikson

    /s/                  Director                              March 25, 1998
-----------------------
Morton Mackof

    /s/                  Director                              March 25, 1998
-----------------------
Stanley Stern