Form 10-Q
period 1998-03-31
INNODATA CORP
filed 1998-05-13
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1998

                        Commission File Number 0-22196



                             INNODATA CORPORATION
       (Exact name of small business issuer as specified in its charter)


                                   DELAWARE
                (State or other jurisdiction of incorporation)

                                  13-3475943
                     (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1998 there were 1,473,819 shares of common stock outstanding.

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

PART  ll.     OTHER  INFORMATION
---------     ------------------

                  See page 8

                             INNODATA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)
                                  -----------

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                           $ 2,770,998
   Accounts receivable-net                                          3,038,806
   Prepaid expenses and other current assets                          676,054
   Deferred income taxes                                              136,000
                                                                  -----------

          Total current assets                                      6,621,858

FIXED ASSETS-net                                                    2,817,848

GOODWILL-net                                                          403,176

OTHER ASSETS                                                          572,530
                                                                  -----------

TOTAL                                                             $10,415,412
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $   126,157
   Accounts payable and accrued expenses                            1,373,823
   Accrued salaries and wages                                         821,549
   Estimated loss on foreign currency contracts (Note 2)            1,400,000
   Taxes, other than income taxes                                     332,164
                                                                  -----------

          Total current liabilities                                 4,053,693
                                                                  -----------

LONG-TERM DEBT, less current portion                                   65,418
                                                                  -----------

DEFERRED INCOME TAXES                                                 667,000
                                                                  -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 1,521,736 shares                                        15,217
   Additional paid-in capital                                       8,870,731
   Deficit                                                         (3,035,678)
                                                                  -----------

                                                                    5,850,270
    Less: treasury stock-at cost; 47,917 shares                      (220,969)
                                                                  -----------

          Total stockholders' equity                                5,629,301
                                                                  -----------

TOTAL                                                             $10,415,412
                                                                  ===========

 See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                  -----------

                                                  1998         1997

REVENUES                                    $4,599,568   $4,662,465
                                            ----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                 3,079,682    4,013,642
   Selling and administrative expenses       1,104,503    1,352,160
   Interest expense                             19,127        9,008
   Interest income                             (17,284)     (22,873)
                                            ----------   ----------

          Total                              4,186,028    5,351,937
                                            ----------   ----------

INCOME (LOSS) BEFORE BENEFIT FROM
      INCOME TAXES                             413,540     (689,472)

BENEFIT FROM INCOME TAXES                            -     (240,000)
                                            ----------   ----------

NET INCOME (LOSS)                           $  413,540   $ (449,472)
                                            ==========   ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE         $.28        $(.30)
                                                  ====        =====

 See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                  -----------

                                                                              1998         1997
OPERATING ACTIVITIES:
   Net income (loss)                                                    $  413,540   $ (449,472)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                        260,349      340,103
      Deferred income taxes                                                      -     (240,000)
      Changes in operating assets and liabilities
         Accounts receivable                                               150,114      117,396
         Prepaid expenses and other current assets                         149,532       (4,470)
         Other assets                                                       16,664       24,986
         Accounts payable and accrued expenses                              46,320      211,861
         Taxes, other than income taxes                                    (24,844)     107,927
                                                                        ----------   ----------

             Net cash provided by operating activities                   1,011,675      108,331
                                                                        ----------   ----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                                          (161,678)    (245,488)
                                                                        ----------   ----------

FINANCING ACTIVITIES:
   Purchase of treasury stock                                              (38,372)           -
   Payments of long-term debt                                              (10,479)     (49,902)
                                                                        ----------   ----------

             Net cash used in financing activities                         (48,851)     (49,902)
                                                                        ----------   ----------

INCREASE (DECREASE) IN CASH                                                801,146     (187,059)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,969,852    2,097,193
                                                                        ----------   ----------

CASH AND EQUIVALENTS, END OF PERIOD                                     $2,770,998   $1,910,134
                                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                          $   19,127   $    9,088
      Income taxes                                                      $    5,194   $      175
                                                                        ==========   ==========

 See  notes  to  unaudited  condensed  consolidated  financial  statements

                             INNODATA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                  -----------


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and of cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

2. The Company reached an agreement in principle regarding foreign currency forward contracts which were the source of a previously reported dispute with a bank in the Philippines. The Company expects to sign this agreement shortly. If signed, the agreement would result in a reduction of the estimated liability previously provided by $500,000 which would be recognized as income in the second quarter of 1998.

3. The Company's stockholders approved a one-for-three reverse stock split which became effective on March 25, 1998. All share and per share information reflects such split.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

GENERAL

     INNODATA is a leading provider of Internet and on-line publishing services, providing all the necessary steps for product development and data capture and conversion to enable its customers to publish vast amounts of information via the Internet and on-line. Innodata's customers represent an array of major secondary electronic publishers of legal, scientific, educational and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

THREE  MONTHS  ENDED  MARCH  31,  1998  AND  1997

     Revenues decreased 1% to $4,599,568 for the three months ended March 31, 1998 compared to $4,662,465 for the similar period in 1997. The decrease in revenues was due principally to an increase in Internet and online publishing services offset by a reduction of approximately $350,000 in journal and book pagination services due to the closing of that business in 1997. During the first quarter of 1998 and 1997, one customer comprised of twelve affiliated companies accounted for 19% and 13% of the Company's revenues, respectively, and in 1997, one other customer accounted for 11% of revenues. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $3,079,682 in the first quarter of 1998 and $4,013,642 in the first quarter of 1997, a decrease of 23% in 1998 from 1997. Direct operating expenses as a percentage of revenues decreased to 67% in the 1998 quarter compared with 86% in 1997. The decrease in direct operating expenses as a percentage of revenues in 1998 was due principally to a significant reduction in the value of pesos in the Philippines and the elimination of journal and book page making services. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,104,503 and $1,352,160 in the first quarter of 1998 and 1997, respectively, representing a decrease of 18% in 1998 from 1997. Selling and administrative expenses as a percentage of revenues were 24% in the 1998 quarter compared with 29% in the 1997 quarter. The decrease primarily reflects the elimination of pagination services. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     Net income (loss) was $413,540 and $(449,472) for the first quarter of 1998 and 1997, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities was $1,011,675 for the three months ended March 31, 1998 and $108,331 for the 1997 period. The increase in 1998 was due to profitable operations. Net cash used in investing activities was $161,678 for the three months ended March 31, 1998 and $245,488 in 1997. Net cash used in financing activities was $48,851 and $49,902 for the three months ended March 31, 1998 and 1997, respectively.

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

                  (b) There were no reports on Form 8-K filed during the first quarter of 1998.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION


Date:  5/13/98                       /s/
       -------  ------------------------
                Jack Abuhoff
                President
                Chief Executive Officer

Date:  5/13/98                       /s/
       -------  ------------------------
                Martin Kaye
                Executive Vice President
                Chief Financial Officer