Form 10-Q
period 1998-06-30
INNODATA CORP
filed 1998-08-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 1998 there were 1,473,819 shares of common stock outstanding.

------



PART  I.   FINANCIAL  INFORMATION
--------   ----------------------

Item  1.     Financial  Statements
             ---------------------

                See  pages  2-6

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------

                See  pages  7-9

PART  ll.     OTHER  INFORMATION
---------     ------------------

                See  page  10

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)
                                   -----------

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 2,685,621
   Accounts receivable-net                                         2,680,913
   Prepaid expenses and other current assets                         608,587
   Deferred income taxes                                             136,000
                                                                 -----------

          Total current assets                                     6,111,121

FIXED ASSETS-net                                                   2,574,227

GOODWILL-net                                                         396,276

OTHER ASSETS                                                         586,107
                                                                 -----------

TOTAL                                                            $ 9,667,731
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $   113,352
   Accounts payable and accrued expenses                           1,527,837
   Accrued salaries and wages                                        775,605
   Taxes, other than income taxes                                    275,317
                                                                 -----------

          Total current liabilities                                2,692,111
                                                                 -----------

LONG-TERM DEBT, less current portion                                  43,477
                                                                 -----------

DEFERRED INCOME TAXES                                                667,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 1,521,736 shares                                       15,217
   Additional paid-in capital                                      8,870,731
   Deficit                                                        (2,399,836)
                                                                 -----------

                                                                   6,486,112
    Less: treasury stock-at cost; 47,917 shares                     (220,969)
                                                                 -----------

          Total stockholders' equity                               6,265,143
                                                                 -----------

TOTAL                                                            $ 9,667,731
                                                                 ===========

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                                   -----------

                                                        1998          1997

REVENUES                                          $8,799,591   $10,019,453
                                                  ----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                       6,089,488     8,457,162
   Selling and administrative expenses             2,149,169     2,836,250
   Gain on foreign currency contracts (Note 2)      (487,458)            -
   Restructuring costs and impairment of assets            -     1,500,000
   Interest expense                                   38,255        29,352
   Interest income                                   (39,245)      (39,076)
                                                  ----------   -----------

          Total                                    7,750,209    12,783,688
                                                  ----------   -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    1,049,382    (2,764,235)

PROVISION FOR INCOME TAXES                                 -       100,000
                                                  ----------   -----------

NET INCOME (LOSS)                                 $1,049,382   $(2,864,235)
                                                  ==========   ===========

BASIC AND DILUTED INCOME (LOSS)  PER SHARE              $.71        $(1.91)
                                                        ====        ======


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                                   -----------

                                                         1998          1997

REVENUES                                           $4,200,023   $ 5,356,988
                                                   ----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                        3,009,806     4,443,520
   Selling and administrative expenses              1,044,666     1,484,090
   Gain on foreign currency contracts (Note 2)       (487,458)            -
   Restructuring costs and impairment of assets             -     1,500,000
   Interest expense                                    19,128        20,344
   Interest income                                    (21,961)      (16,203)
                                                   ----------   -----------

          Total                                     3,564,181     7,431,751
                                                   ----------   -----------

INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES      635,842    (2,074,763)

PROVISION FOR INCOME TAXES                                  -       340,000
                                                   ----------   -----------

NET INCOME (LOSS)                                  $  635,842   $(2,414,763)
                                                   ==========   ===========

BASIC AND DILUTED INCOME (LOSS)  PER SHARE               $.43        $(1.61)
                                                         ====        ======


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                                   -----------

                                                                          1998          1997
OPERATING ACTIVITIES:
   Net income (loss)                                                $1,049,382   $(2,864,235)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                                    549,161       689,796
      Restructuring costs and impairment of assets                           -     1,500,000
      Gain on foreign currency contracts                              (487,458)            -
      Loss on disposal of fixed assets                                  56,187             -
      Deferred income taxes                                                  -       400,000
      Changes in operating assets and liabilities:
         Accounts receivable                                           508,007      (570,743)
         Prepaid expenses and other current assets                     233,008        (4,385)
         Other assets                                                    3,087       (62,980)
         Accounts payable and accrued expenses                         154,390       286,576
         Liability for foreign currency contracts                     (912,542)            -
         Taxes, other than income taxes                                (81,691)       23,798
                                                                    ----------   -----------

             Net cash  provided by (used in) operating activities    1,071,531      (602,173)
                                                                    ----------   -----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                                      (362,406)     (573,021)
   Proceeds from disposal of fixed assets                              106,250             -
                                                                    ----------   -----------

             Net cash used in investing activities                    (256,156)     (573,021)
                                                                    ----------    -----------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                              -       463,000
   Purchase of treasury stock                                          (38,372)      (28,428)
   Payments of long-term debt                                          (61,234)     (129,176)
                                                                    ----------   -----------

             Net cash (used in) provided by financing activities       (99,606)      305,396
                                                                    ----------   -----------

INCREASE (DECREASE) IN CASH                                            715,769      (869,798)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            1,969,852     2,097,193
                                                                    ----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                 $2,685,621   $ 1,227,395
                                                                    ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                      $    9,884   $    22,453
                                                                    ==========   ===========
      Income taxes                                                  $        -   $         -
                                                                    ==========   ===========

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                                   -----------


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997 and of cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

2. The Company reached an agreement regarding foreign currency forward contracts that were the source of a previously reported dispute with a bank in the Philippines. The agreement resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as income in the second quarter of 1998.

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

4. The 1998 periods have no provision for taxes, as benefits of net operating loss carryforwards were not previously recognized.

5. In June 1998, the Company repriced options to purchase 302,847 shares of its common stock to prices ranging from $5.00 to $8.63. In July 1998 the Company granted options to purchase 160,000 shares of its common stock at $6.00 per share.

6. The Company's stockholders approved a one-for-three reverse stock split that became effective on March 25, 1998. All share and per share information reflects such split.

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

RESULTS  OF  OPERATIONS


THREE  MONTHS  ENDED  JUNE  30,  1998  AND  1997

     Revenues decreased 22% to $4,200,023 for the three months ended June 30, 1998 compared to $5,356,988 for the similar period in 1997. The 1997 period included approximately $900,000 from journal and book pagination and medical transcription businesses that were discontinued. During the second quarter of 1998 and 1997, one customer comprised of twelve affiliated companies accounted for 18% and 14% of the Company's revenues, respectively. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $3,009,806 in the second quarter of 1998 and $4,443,520 in the second quarter of 1997, a decrease of 32% in 1998 from 1997. Direct operating expenses as a percentage of revenues decreased to 72% in the 1998 quarter compared with 83% in 1997. The decrease in direct operating expenses as a percentage of revenues in 1998 was due principally to a significant reduction in the value of pesos in the Philippines and the elimination of journal and book page making services. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,044,666 and $1,484,090 in the second quarter of 1998 and 1997, respectively, representing a decrease of 30% in 1998 from 1997. Selling and administrative expenses as a percentage of revenues were 25% in 1998 compared with 28% in 1997. The decrease primarily reflects the elimination of pagination services. The Company added new sales and technical support staff at the end of the second quarter and in the third quarter of 1998 which will increase selling costs in the future. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     The Company reached an agreement regarding foreign currency forward contracts that were the source of a previously reported dispute with a bank in the Philippines. The agreement resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as income in the second quarter of 1998.

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

     The 1998 period has no provision for taxes, as benefits of net operating loss carryforwards were not previously recognized.

     Net income (loss) was $635,842 and $(2,414,763) in the second quarter of 1998 and 1997, respectively.


SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997

     Revenues decreased 12% to $8,799,591 for the six months ended June 30, 1998 compared to $10,019,453 for the similar period in 1997. The 1997 period included approximately $1,250,000 from journal and book pagination and medical transcription businesses that were discontinued. During the six months ended June 30, 1998 and 1997, one customer comprised of twelve affiliated companies accounted for 18% and 14% of the Company's revenues, respectively, and in 1997, one other customer accounted for 10% of revenues. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $6,089,488 for the six months ended June 30, 1998 and $8,457,162 for the similar period in 1997, a decrease of 28% in 1998 from 1997. Direct operating expenses as a percentage of revenues decreased to 69% in the 1998 period compared with 84% in 1997. The decrease in direct operating expenses as a percentage of revenues in 1998 was due principally to a significant reduction in the value of pesos in the Philippines and the elimination of journal and book page making services.

     Selling and administrative expenses were $2,149,169 and $2,836,250 for the six months ended June 30, 1998 and 1997, respectively, representing a decrease of 24% in 1998 from 1997. Selling and administrative expenses as a percentage of revenues was 24% in 1998 compared with 28% in 1997. The decrease primarily reflects the elimination of pagination services.

     See discussion for three months ended June 30, 1998 and 1997 as to a gain on foreign currency contracts and for restructuring and impairment costs.

     The 1998 period has no provision for taxes, as benefits of net operating loss carryforwards were not previously recognized. The tax expense in 1997 represents an increase in the valuation allowance. No tax benefits have been provided for losses incurred in 1997 based on management's evaluation of the Company's international tax structure.

     Net income (loss) was $1,049,382 and $(2,864,235) for the six months ended June 30, 1998 and 1997, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $1,071,531 was provided by operating activities for the six months ended June 30, 1998, while net cash of $602,173 was used in operating activities for the six months ended June 30, 1997, principally resulting from the loss incurred during the six months ended June 30, 1997. Net cash of $256,156 and $573,021 was used in investing activities in 1998 and 1997, respectively, for the purpose of purchasing fixed assets in both years. Net cash of $99,606 was used in financing activities in 1998 and $305,396 was provided by financing activities in 1997 from proceeds from long-term borrowings.

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

PART  II.   OTHER  INFORMATION
---------   ------------------

Item  1.     Legal  Proceedings.  Not  Applicable
             ------------------

Item  2.     Changes  in  Securities.  Not  Applicable
             -----------------------

Item  3.     Defaults  upon  Senior  Securities.  Not  Applicable
             ----------------------------------

Item  4.     Submission of Matters to a Vote of Security Holders. Not Applicable
             ---------------------------------------------------

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


INNODATA  CORPORATION


        /s/                            8/12/98
      ------------------------------   -------
      Jack Abuhoff
         President
         Chief Executive Officer

       /s/                              8/12/98
      ------------------------------    -------
      Martin Kaye
         Executive Vice President