Form 10-Q
period 1998-09-30
INNODATA CORP
filed 1998-11-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1998

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

                                 56 PINE STREET
                               NEW YORK, NY 10005
                    (Address of principal executive offices)

                                 (212) 277-9900
                           (Issuer's telephone number)


Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section  13  or  15(d)  of  the  Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1998 there were 1,473,819 shares of common stock outstanding.

PART  I.   FINANCIAL  INFORMATION
--------   ----------------------

Item  1.       Financial  Statements
               ---------------------

                  See  pages  2-6

Item  2.       Management's  Discussion  and  Analysis  of Financial Condition
               ---------------------------------------------------------------
               and Results  of  Operations
               ---------------------------

                  See  pages  7-9


PART  II.  OTHER  INFORMATION
---------  ------------------

                   See  page  10


INNODATA  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  1998
(Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 3,478,906
   Accounts receivable-net                                         2,812,636
   Prepaid expenses and other current assets                         644,382
   Deferred income taxes                                             136,000
                                                                 -----------

          Total current assets                                     7,071,924

FIXED ASSETS-net                                                   2,728,725

GOODWILL-net                                                         389,376

OTHER ASSETS                                                         279,670
                                                                 -----------

TOTAL                                                            $10,469,695
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $    80,959
   Accounts payable and accrued expenses                           1,816,489
   Accrued salaries and wages                                      1,011,931
   Taxes, other than income taxes                                    129,940
                                                                 -----------

          Total current liabilities                                3,039,319
                                                                 -----------

LONG-TERM DEBT, less current portion                                  29,009
                                                                 -----------

DEFERRED INCOME TAXES PAYABLE                                        667,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 1,521,736 shares                                       15,217
   Additional paid-in capital                                      8,870,731
   Deficit                                                        (1,930,612)
                                                                 -----------

                                                                   6,955,336
    Less: treasury stock - at cost; 47,917 shares                   (220,969)
                                                                 -----------

          Total stockholders' equity                               6,734,367
                                                                 -----------

TOTAL                                                            $10,469,695
                                                                 ===========

 See  notes  to  unaudited  condensed  consolidated  financial  statements


INNODATA  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997
(Unaudited)


                                                      1998          1997

REVENUES                                           $5,309,806   $ 5,269,068
                                                   ----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                        3,534,891     4,121,444
   Selling and administrative expenses              1,312,920     1,409,929
   Unrealized loss on foreign currency contracts            -     1,000,000
   Interest expense                                    18,322        27,163
   Interest income                                    (25,551)      (11,389)
                                                   ----------   -----------

          Total                                     4,840,582     6,547,147
                                                   ----------   -----------

NET INCOME (LOSS)                                  $  469,224   $(1,278,079)
                                                   ==========   ===========

BASIC INCOME (LOSS)  PER SHARE                           $.32         $(.85)
                                                         ====         =====

DILUTED INCOME PER SHARE                                 $.31
                                                         ====

 See  notes  to  unaudited  condensed  consolidated  financial  statements


INNODATA  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997
(Unaudited)


                                                              1998          1997

REVENUES                                                  $14,109,397   $15,288,521
                                                          -----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                                9,624,379    12,578,606
   Selling and administrative expenses                      3,462,089     4,246,179
   Restructuring costs and impairment of assets                     -     1,500,000
   Unrealized (gain) loss on foreign currency contracts      (487,458)    1,000,000
   Interest expense                                            56,577        56,515
   Interest income                                            (64,796)      (50,465)
                                                          -----------   -----------

          Total                                            12,590,791    19,330,835
                                                          -----------   -----------

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                                        1,518,606    (4,042,314)

PROVISION FOR INCOME TAXES                                          -       100,000
                                                          -----------   -----------

NET INCOME (LOSS)                                         $ 1,518,606   $(4,142,314)
                                                          ===========   ===========

BASIC INCOME (LOSS) PER SHARE                                   $1.03        $(2.76)
                                                                =====        ======

DILUTED INCOME PER SHARE                                        $1.01
                                                                =====

 See  notes  to  unaudited  condensed  consolidated  financial  statements



INNODATA  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997
(Unaudited)



                                                                        1998          1997
OPERATING ACTIVITIES:
   Net income (loss)                                                 $1,518,606   $(4,142,314)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                     913,180     1,045,831
      Loss on disposal of fixed assets                                   29,634             -
      Restructuring costs and impairment of assets                            -     1,500,000
      Unrealized (gain) loss on foreign currency contracts             (487,458)    1,000,000
      Deferred income taxes                                                   -       400,000
      Changes in operating assets and liabilities:
         Accounts receivable                                            376,284      (358,508)
         Prepaid expenses and other current assets                      181,204       (34,972)
         Other assets                                                    77,524      (128,793)
         Accounts payable and accrued expenses                          679,368       505,417
         Liability for foreign currency contracts                      (912,542)            -
         Taxes, other than income taxes                                (227,068)       20,319
                                                                     ----------   -----------

             Net cash provided by (used in) operating activities      2,148,732      (193,020)
                                                                     ----------   -----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                                       (642,023)     (750,505)
   Proceeds from disposal of fixed assets                               132,803             -
                                                                     ----------   -----------

             Net cash used in investing activities                     (509,220)     (750,505)
                                                                     ----------   -----------

FINANCING ACTIVITIES:
   Proceeds from long term debt                                               -       577,000
   Payments of long-term debt                                           (92,086)     (731,239)
   Purchase of treasury stock                                           (38,372)      (28,428)
                                                                     ----------   -----------

             Net cash used in financing activities                     (130,458)     (182,667)
                                                                     ----------   -----------

INCREASE (DECREASE) IN CASH                                           1,509,054    (1,126,192)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             1,969,852     2,097,193
                                                                     ----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                                  $3,478,906   $   971,001
                                                                     ==========   ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $   13,501   $    44,414
                                                                     ==========   ===========
      Income taxes                                                   $        -   $       400
                                                                     ==========   ===========

 See  notes  to  unaudited  condensed  consolidated  financial  statements

                      INNODATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 and of cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

3. During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay totaling approximately $450,000, while the impairment costs consisted of a write-off of goodwill in connection with the imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing businesses totaling approximately $350,000.

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

THREE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

     Revenues from continuing lines of business for the three months ended September 30, 1998 increased to $5,309,806 compared to $4,419,000 for the similar period in 1997. The increase is primarily from new customers. Total revenues for 1997 were $5,269,068, which included $850,000 from journal and book pagination and medical transcription businesses that were discontinued. During the third quarter of 1998 and 1997, one customer comprised of twelve affiliated companies accounted for 18% and 13% of the Company's revenues, respectively. In addition, a second customer accounted for 13% of the Company's revenues during the third quarter of 1998. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $3,534,891 in the third quarter of 1998 and $4,121,444 in the third quarter of 1997, a decrease of 14% in 1998 from 1997. Direct operating expenses as a percentage of revenues decreased to 67% in the 1998 quarter compared with 78% in 1997. The decrease in direct operating expenses as a percentage of revenues in 1998 was due principally to a significant reduction in the value of pesos in the Philippines and the elimination of journal and book page making services. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,312,920 and $1,409,929 in the third quarter of 1998 and 1997, respectively, representing a decrease of 7% in 1998 from 1997. Selling and administrative expense as a percentage of revenues was 25% in 1998 compared with 27% in 1997. The decrease primarily reflects the elimination of pagination services. The Company added new sales and technical support staff at the end of the second quarter and in the third quarter of 1998, which will increase selling costs in the future. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     In the third quarter of 1997, the Company recognized an unrealized loss of $1,000,000 in connection with foreign currency contracts. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at September 30, 1997. A settlement of these contracts was made in 1998. See nine month discussion below.

     The 1998 period has no provision for taxes, as benefits of net operating loss carryforwards were not previously recognized. The 1997 period has no tax beneftis for the loss incurred.

     Net income (loss) was $469,224 and $(1,278,079) in the third quarter of 1998 and 1997, respectively.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

     Revenues from continuing lines of business for the nine months ended September 30, 1998 increased to $14,109,397 compared to $13,424,000 for the similar period in 1997. The increase is primarily from new customers. Total revenues for 1997 were $15,288,521, which included $1,865,000 from journal and book pagination and medical transcription businesses that were discontinued. During the nine months ended September 30, 1998 and 1997, one customer comprised of twelve affiliated companies accounted for 18% and 13% of the Company's revenues, respectively. In addition, a second customer accounted for 12% of the Company's revenues during the first nine months of 1998. No other customer accounted for 10% or more of the Company's revenues.

     Direct operating expenses were $9,624,379 for the nine months ended September 30, 1998 and $12,578,606 for the similar period in 1997, a decrease of 23%. Direct operating expenses as a percentage of revenues decreased to 68% in the 1998 period compared with 82% in 1997. The decrease in direct operating expenses as a percentage of revenues in 1998 was due principally to a significant reduction in the value of pesos in the Philippines and the elimination of journal and book page making services.

     Selling and administrative expenses were $3,462,089 and $4,246,179 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 18% in 1998 from 1997. Selling and administrative expense as a percentage of revenues was 25% in 1998 compared with 28% in 1997. The decrease primarily reflects the elimination of pagination services.

     During the second quarter of 1997 management determined to reduce its U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing division and merge the east and west coast imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay, while the impairment costs consisted of a write-off of goodwill in connection with the imaging business and equipment in connection with both the imaging and publishing businesses. The restructuring and impairment costs totaled $1,500,000.

     In the third quarter of 1997, the Company recognized an unrealized loss of $1,000,000 in connection with foreign currency contracts. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at September 30, 1997.

     The Company reached an agreement regarding foreign currency forward contracts that were the source of a dispute with a bank in the Philippines. The agreement resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as income in the second quarter of 1998.


     The 1998 period has no provision for taxes, as benefits of net operating loss carryforwards were not previously recognized. The tax expense in 1997 represents an increase in the valuation allowance. No tax benefits were provided for losses incurred in 1997 based on management's evaluation of the Company's international tax structure.

     Net income (loss) was $1,518,606 and $(4,142,314) for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $2,148,732 was provided by operating activities for the nine months ended September 30, 1998, while net cash of $193,020 was used in operating activities for the nine months ended September 30, 1997, principally resulting from the loss incurred during the nine months ended September 30, 1997. Net cash of $509,220 and $750,505 was used in investing activities in 1998 and 1997, respectively, for the purchase of fixed assets in both years. Net cash of $130,458 and $182,667 was used in financing activities in the 1998 and 1997 periods, respectively.

     The Company opened its production facility in India in 1997. The Company expects to make capital expenditures for this facility as well as for its existing production facilities in the Philippines and Sri Lanka, and for additional equipment for its U.S. operations. The Company estimates these capital expenditures will aggregate approximately $1,000,000 during the next 12 months.

     The Company has a line of credit with a bank in the amount of $1 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is believed to be sufficient for the Company's cash requirements.

     The Company relies on certain  hardware,  software  and  operating  systems
(collectively, "Systems") for production, financial reporting and general administration. The Company has been evaluating these Systems to identify potential Year 2000 compliance problems and has been planning appropriate remedial efforts and testing, where required. In addition, it has been evaluating its external interfaces with customers and service suppliers to coordinate Year 2000 compliance.

     The Company has planned to replace older, non-compliant Systems components as a means by which to obtain Year 2000 compliance and to obtain increased functionality and efficiency. These new Systems components will cost approximately $500,000, most of which will be capitalized as fixed assets. All such historical costs have been funded out of existing cash and cash flows from operations, and the Company expects that future costs will be funded similarly.

     The Company has obtained compliance statements from each of its significant service suppliers, most of which have provided positive assurances regarding their compliance.

     Based on currently available information, the Company expects to attain Year 2000 compliance and institute appropriate final testing of its modifications and replacements no later than June 30, 1999. The foregoing notwithstanding, the Company plans to have in place contingency plans to deal with the possibility that any component of the Systems fails to pass final testing by such date. Such contingency plans may include, without limitation, implementing substitute production Systems and obtaining services from substitute vendors. The Company does not anticipate that the cost of effecting Year 2000 compliance will have a material impact on the Company's financial condition or results of operations. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either one or more of the Company's critical Systems components or one or more of its critical vendors fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

     Disclosures in this Form 10-QSB contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-QSB will in fact occur. Additionally, the Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

PART  II.  OTHER  INFORMATION
--------   ------------------

Item  1.  Legal  Proceedings.  Not  Applicable
          ------------------

Item  2.  Changes  in  Securities.  Not  Applicable
          -----------------------

Item  3.  Defaults  upon  Senior  Securities.  Not  Applicable
          ----------------------------------

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          -----------------------------------------------------------

     The following matters were voted on at the November 5, 1998 Annual Meeting of Stockholders. The total shares voted were 1,463,372.

ELECTION OF DIRECTORS:
                                                                   BROKER
NOMINEE                              FOR        AGAINST  ABSTAIN  NON VOTES
-----------------------------------  ---------  -------  -------  ---------

Jack Abuhoff                         1,445,104   18,268
Albert Drillick                      1,445,237   18,135
E. Bruce Fredrikson                  1,445,068   18,304
Barry Hertz                          1,445,237   18,135
Martin Kaye                          1,445,167   18,205
Morton Mackof                        1,439,815   23,557
Todd Solomon                         1,439,269   24,103
Stanley Stern                        1,445,167   18,205

APPROVAL OF 1998 STOCK OPTION PLAN:    716,969   42,308    5,109  698,986

APPOINTMENT OF AUDITORS:             1,458,688    3,419    1,265


Item  5.  Other  Information.  None
          ------------------

Item  6.  (a)  Exhibits.
               --------
               Exhibit  27.  Financial  Data  Schedule

          (b)  Form  8-K  Report.  No  reports  were  filed  during the quarter
               -----------------
               ended September  30,  1998

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION

Date: 11/12/98        /s/
      --------       ------------------------
                     Jack Abuhoff
                     President
                     Chief Executive Officer

Date: 11/12/98       /s/
      --------       ------------------------
                     Martin Kaye
                     Chief Financial Officer