Form 10-K
period 1998-12-31
INNODATA CORP
filed 1999-03-26
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)
/X/    Annual report under section 13 or 15(d) of the securities exchange act of
1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                             -----------------

/ /   Transition report under section 13 or 15(d) of the securities exchange act of  1934

COMMISSION  FILE  NUMBER  0-22196

                              INNODATA CORPORATION
                 (Name of small business issuer in its charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   13-3475943
                      (I.R.S. Employer Identification No.)

                             THREE UNIVERSITY PLAZA
                             HACKENSACK, NEW JERSEY
                    (Address of principal executive offices)

                                      07601
                                   (Zip Code)

                                 (201) 488-1200
                           (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
$.01  PAR  VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $19,593,353
                                                                  -----------

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 26, 1999 of $5.88 per share. $6,279,281
                                             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   1,491,985 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]

                                     PART I
                                     ------


ITEM  1.  DESCRIPTION  OF  BUSINESS.

GENERAL

Innodata Corporation ("Innodata" or the "Company") is a leading provider of Internet and on-line data conversion and content management services, providing all the necessary steps for product development and data conversion to enable its customers to disseminate vast amounts of information both on-line and via the Internet. The Company's operations are classified in two business segments:
Internet  and  On-Line  Data  Conversion  and  Content  Management  Services and
Document Imaging Services. See Note 8 of the Notes to Consolidated Financial Statements in Item 7 of this report for further information about the Company's business segments.

The Company was incorporated in Delaware in June 1988, maintains its executive offices in Hackensack, New Jersey, and employs globally approximately 3,000 persons in offices in Hackensack, New Jersey; Garden Grove, California; London, U.K.; Manila, The Philippines; Cebu, The Philippines; Delhi, India; and Colombo Sri Lanka.

INDUSTRY  BACKGROUND

Since its founding, Innodata has provided a host of services to commercial electronic data providers that publish CD-ROM and on-line products ("traditional electronic publishers"). Historically, the market has been dominated by a few large competitors in most vertical markets (e.g., Dialog, Lexis/Nexis, Westlaw, Elsevier Science BV). These traditional electronic publishers obtain information from a variety of different providers and resell it to targeted groups of end users (e.g., Dialog and Elsevier Science to libraries, Lexis/Nexis and Westlaw to attorneys).

Traditional electronic publishers discovered that outsourcing offered the most efficient and cost-effective way to develop and deploy massive electronic content to meet their on-line publishing goals.

With the rapid growth and popularity of the Internet and the wide acceptance of Internet publishing standards, the market for electronic information has grown enormously. The Internet offers traditional electronic publishers and new market entrants unprecedented opportunities for global information distribution.

Traditional electronic publishers have responded by becoming increasingly ambitious in delivering large quantities of information quickly to subscribers, and new market entrants have developed novel electronic information offerings, such as adding image content to traditional text products and offering new media deliverables such as PDF (Portable Document Format) and XML (eXtensible Markup Language).

In order to stay competitive, traditional electronic publishers and new market entrants are becoming more focused on speed of product delivery and product quality, and increasing the value added which accrues to their information content.

At the same time, as standards regarding Internet and Web protocols have become universal and solutions for data security have become more reliable, major corporations have begun to implement electronic knowledge management initiatives as a way of mitigating the cost of lost knowledge, isolated islands of information, and redundancies and duplication in work efforts. Corporations are viewing the Web as a viable publishing environment for enabling unprecedented information access to knowledge workers.

As a result, many document-intensive companies are confronted with the challenge of making large quantities of data accessible to both current and new users. This is causing a revolution in the way organizations create, manage, and access information of all types. Providing timely and accurate information to knowledge workers is a publishing process, and corporations - no matter what their business - are becoming de facto electronic publishers of product and technical documentation and policy and procedures manuals.

CORPORATE  STRATEGY

The Internet opportunity for Innodata is five-fold: 1) enable traditional electronic information providers and new market entrants to prepare and deliver increasingly massive amounts of content over the Internet reliably and efficiently; 2) support electronic publishers' race for product currency by becoming increasingly flexible with a focus on delivering information quickly and reliably; 3) respond to opportunities to provide increased value-add to content; 4) configure service offerings specifically geared to corporate organizations' knowledge management initiatives, which is a new fast-growth market area where the Company's core competencies apply; and 5) provide industry thought leadership and specific service offerings around XML as it becomes the key part of the future of the Internet, intranets, and the World Wide Web.

CLOSE  RELATIONSHIPS  WITH  CUSTOMERS

Innodata views the long-term partnerships with its customers as a critical element in its historical and future success. Innodata's customers include many of the largest and most highly regarded electronic publishers and Fortune 500 companies. In order to continue to meet the needs of its existing and prospective customers in a timely fashion, the Company works directly with its customers to identify and develop new and improved services. To promote a close and continuing relationship with customers, the Company sells through its direct sales organizations in North America and Europe, provides consulting expertise through its Professional Services Group, and provides 24/7 project support through its Customer Service Center.

The Company generally performs its work for its customers under project-specific contracts or long-term contracts, which are subject to numerous termination provisions.

During 1998, 1997 and 1996, one customer that is comprised of twelve affiliated companies, accounted for 21%, 16% and 28% of the Company's Internet and on-line data conversion and content management services revenues, respectively. One other customer accounted for 13%, 10% and 10% of such revenues in 1998, 1997 and 1996, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1998, 1997 and 1996, export revenues, all of which were derived from European customers, accounted for 22%, 24% and 22%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

During 1998, 1997 and 1996 one customer accounted for 53%, 11% and 12% of the Company's document imaging service revenues, respectively. Another customer accounted for 10% and 12% of such revenues in 1997 and 1996. No other customer accounted for 10% or more of such revenues.

RECURRING  BUSINESS

The Company's marketing, pricing, and support strategies are focused on the generation of both one-time and recurring revenues. Many of the Company's customers are involved in publishing information content that requires regular updating, thus providing Innodata with recurring business. To support these initiatives and preserve recurring revenue, Innodata has configured on-site facilities management service offerings. In addition, the Company is working with many of its long-time customers to migrate their products to new, less proprietary formats, and to add both more and richer content.

COMPREHENSIVE  SERVICE  OFFERINGS

The Company's comprehensive set of services distinguishes the Company from its competitors. Many competitors offer only a single service, such as data capture, or do not offer the full complement of specialized services to enable large organizations to develop on-line/Internet services. Innodata provides a broad range of conversion and processing services and consulting services to enable its clients to publish massive content databases quickly and economically.

INTERNET  AND  ON-LINE  DATA  CONVERSION  AND  CONTENT  MANAGEMENT  SERVICES
----------------------------------------------------------------------------

Innodata's customers represent an array of major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

The  Company's  specific  services  include:

     Consulting  and  Support

Through its Professional Services Group, the Company offers customers vendor-neutral conversion and consulting services, including SGML (Standard Generalized Markup Language), XML (eXtensible Markup Language), and HTML (Hypertext Markup Language) consulting services, customized programming and conversion application development, document analysis, DTD architecture analysis, and design and database quality assurance.

The Company operates two Customer Support Centers, one located at its U.S. headquarters in New Jersey and one located at its Asian headquarters in the Philippines. Seamlessly linked over a proprietary fiber-optic wide area network, the Customer Support Centers offer customers 24/7 hotline project support and remote dial-in services for data transmission.

     Data  Conversion

For customers desiring the ability to use electronic data for on-line information retrieval, intranet, extranet, or Internet distribution, permanent archives, electronic publishing, CD-ROM and DVD distribution or printing on demand, the Company converts massive hardcopy and paper collections to a variety of output formats including Adobe PDF (Portable Document Format), tagged ASCII (American Standard Code for Information Interchange), and EBCDIC (Extended Binary Coded Decimal Interchange Code), as well as SGML, XML and HTML conforming electronic files.

To accomplish this, the Company utilizes high speed scanning and a variety of commercial and proprietary OCR/ICR (optical/intelligent character recognition) applications, in concert with structured methodologies and work flow processes designed to accomplish rapid turnaround of data with high degrees of accuracy (typically guaranteeing up to 99.995% character accuracy). Its systems enable multiple production processes to be performed simultaneously at one or more of its production sites. In addition, the Company uses a wide variety of advanced tools for data enhancement and validation, and its Conversion Engineers create automatic procedures - utilizing industry standards such as Omnimark, DynaText, Adept, etc. - to ensure validated SGML structure for legacy data files. Finally, Editorial Specialists enhance the structured files by adding hyperlinks, ensuring quality of tagging and inserting electronic markers.

In addition, the Company converts a broad range of legacy-formatted data and proprietary electronic formatted data to SGML and SGML-related electronic files. The Company maintains a staff of experienced engineers and programmers who utilize custom conversion filters and parsers for this purpose.

Two of the Company's conversion facilities have been accorded ISO 9003 and 9002 Certifications. The ISO 9000-series certification program is an internationally recognized marque of quality assurance and process conformity. Regularly scheduled ISO audits assure a high degree of staff acuity to the documented processes and serve to build accountability within all levels of the Company's delivery organizations. Increasingly, customers rely on their vendors' conformity to documented processes and promised quality levels when making purchasing decisions. Innodata's early adoption of the ISO program has resulted in such processes having become engrained in its operating culture, which in turn serves as a major contributor to generating and maintaining customer confidence in the Company's ability to make deliveries as promised.

     Content  Development  and  Data  Enhancement

The Company's teams of Content Editors enhance customers' databases by creating links to related material and building indexes and abstracts as the basis of subject links and access points.

Innodata's highly educated professionals are trained to index and abstract a wide variety of scientific, medical, and technical data in diverse fields, including law, medicine, biology, pharmacology, and engineering.

New services include Web mining and indexing of information published on the Internet.

DOCUMENT  IMAGING  SERVICES
---------------------------

The Company also provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.

After conversion, these documents are stored on various optical and magnetic media to populate document management systems such as Documentum and FileNet. Traditional markets for document imaging services include Fortune 500 manufacturers, major utilities, governmental departments, hospital medical records, and commercial back-office.

The Company utilizes the latest in state-of-the-art equipment from high-end document scanners to large format and film scanners. Throughout its operations, the Company maintains a quality control program to ensure the integrity of the imaging and indexing. The Company provides Document Imaging Services at its production facility in Garden Grove, California. Upon client request, the Company can provide equipment to process documents at remote client-site locations.

SALES  AND  MARKETING

Sales and marketing functions are primarily conducted by the Company's full-time sales personnel. Sales and marketing activities have consisted primarily of exhibiting at trade shows in the United States and Europe, and seeking direct personal access to decision-makers. The Company has also obtained visibility by way of articles published in the trade press. The Company's Director of Professional Services has authored a widely acclaimed book on the subject of data conversion for the Internet and regularly publishes articles in trade magazines and on vendor websites. To date, the Company has not conducted any significant advertising campaign in the general media.

The direct sales effort is closely supported by sales engineering and pre-sales consulting personnel from the Company's Professional Services Group. These individuals assist the sales force in understanding the technical needs of customers and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates.

Document Imaging Services has a reseller program that allows qualified companies in document and records management, micrographics, reprographics and CAD to resell conversion services. The division also works with strategic document imaging systems vendors.

COMPETITION

     Internet  and  On-Line  Data  Conversion  and  Content  Management Services

The Company's ability to compete favorably is, in significant part, dependent upon its ability to control costs, react swiftly and appropriately to short and long-term trends, harness technology and competitively price its services. Firms compete based on quality, speed, accuracy, and "customer intimacy," as well as on the relative ability to accomplish massive and complex data conversions economically. Major competitors include: for document and information outsourcing, F.Y.I. Inc. and Lason Inc.; for data conversion services, Saztec Philippines, Inc., Access Innovations, Inc., APEX Data Services, Inc. and Jouve S.A.; for SGML/XML and related consulting services, Database Publishing Systems Ltd. and KPMG Consulting. The Company may also be considered in competition with customers' and potential customers' in-house personnel who may attempt to duplicate the Company's services.

     Document  Imaging  Services

The Company's scanning conversion services conducted through its Imaging Services division competes with numerous companies that may have substantially greater financial, technical, and other resources than the Company. Firms compete based on price, geographic location, quality, and speed of turn-around, as well as on the size of project and the complexity and level of work that they can perform on an economic basis. Major national competitors include Lason Inc. and IKON Office Solutions Inc. The Company may also be considered in competition with customers' and potential customers' in-house personnel who may attempt to duplicate the Company's services.

RESEARCH  AND  DEVELOPMENT

The Company has not made significant expenditures for research and development, although expenditures were incurred in connection with OCR technology developments and enhancing its networking and telecommunications capabilities.

FACTORS  AFFECTING  BUSINESS  OVERSEAS

While the major part of the Company's operations are carried on in the Philippines, India and Sri Lanka, the Company's headquarters are in the United States and its customers to date have all been located in North America and Europe. As a result, the Company is not as affected by economic conditions overseas as it would be if it depended on revenues from sources internal to those countries. However, such adverse economic factors as inflation, external debt, negative balance of trade, political pressure to raise salaries and underemployment may significantly impact the Company.

Certain aspects of overseas economies directly affect the Company. Overseas operations remain vulnerable to political unrest which could interfere with the Company's operations. Political instability could also change the present satisfactory legal environment for the Company through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like.

Since April 1, 1995 and April 1, 1997, the Philippine and Indian operations, respectively, are conducted through wholly-owned subsidiaries that have been granted income tax holidays for four-year periods. Accordingly, no income taxes will be payable on earnings from operations of the subsidiaries during such period, unless repatriated to the U.S.

The Company funds its overseas operations through transfers of U.S. dollars only as needed and generally does not maintain any significant amount of funds or monetary assets overseas. To the extent that the Company needs to bring currency to the United States from its overseas operations, it will be affected by currency control regulations.

The Philippines has historically experienced high rates of inflation and major fluctuations in exchange rate between the Philippine peso and the U.S. dollar. Continuing inflation without corresponding devaluation of the peso against the dollar, or any other increase in value of the peso relative to the dollar, may have a material adverse effect on the Company's operations and financial condition. From time to time, the Company has purchased futures contracts for pesos at fixed prices, in order to ensure a stable cost of services. In the second half of 1997 and the first part of 1998 these contracts stabilized prices for the Company's services at a time when the peso was significantly devalued. As a result, the Company was unable to enjoy the benefits it would have otherwise received.

The Philippines is subject to relatively frequent earthquakes, volcanic eruptions, floods and other natural disasters, which may disrupt the Company's operations. Further, power outages lasting for periods of as long as eight hours per day have occurred. The Company's facilities are equipped with standby generators which have produced electric power during these outages; however, there can be no assurance that the Company's operations will not be adversely affected should municipal power production capacity deteriorate further.

EMPLOYEES

As of February 28, 1999, the Company employed an aggregate of approximately 50 persons in the United States and the United Kingdom, and approximately 3,000 persons in the Philippines, Sri Lanka and India.

Employees at the Company's Manila facilities are members of a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases for the five years ending March 31, 2001.

No other of the Company's employees are represented by any labor union. The Company believes that its relations with its employees are satisfactory.

Production  Staff;  Recruitment  and  Training-Philippines
----------------------------------------------------------

The Philippines offers a well-educated workforce trained in an English language school system. Economic opportunity in the Philippines is not commensurate with the level of education in the workforce. The overall depressed economic conditions and low wage scale permit an educated professional to enjoy a comfortable standard of living on an income that is relatively low when compared to that in developed nations.

The Company's staff in the Philippines has a median age of approximately twenty-five. A significant number of employees have college degrees. A substantial middle management infrastructure, grown both from within the ranks of the Company and through experienced hires, is in place. These managers are in charge of departmental responsibilities, including personnel, public relations, facilities, quality control, programming, systems and development.

The Company maintains a vigorous recruiting, screening and training program. All applicants are given an extensive battery of written and practical tests, many developed specifically by the Company, over a two-day period. The Company hires less than 10% of all applicants. Diagnostic tests and equipment have allowed the Company to hire the brightest people available rather than focusing solely on typing ability.

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

The Company seeks to maintain high levels of motivation and retention. It offers its employees what it believes to be one of the most comprehensive benefit packages available in the Philippines. This package includes comprehensive medical insurance, eye care, food subsidies, a subsidized general store and canteen, tuition credits, and free computer-programming classes. It maintains a modern and well-appointed facility. It conducts aggressive incentive programs tied to performance. It affords to its employees the opportunity to advance.

Similar conditions and methods are in place at the Company's facilities in India and Sri Lanka.


ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's Manila, Philippines premises are occupied under a five-year lease which expires on December 31, 2003 and which is cancelable at the Company's option. The premises consist of a four-story, 45,000 square foot building with a separate cafeteria building. The lease provides for monthly payments of approximately $23,000.

The Company's operations in the Philippines city of Cebu are conducted in approximately 10,000 square feet of space leased through March 2001, cancelable at the Company's option, at a monthly rental of approximately $5,500.

The Company has a lease for a 12,000 square foot office and production facility located in Hackensack, New Jersey. The lease provides for monthly rental payments of approximately $16,000 through December 1999. In addition, the Company leases a 6,000 square foot office and production facility in California for approximately $5,000 per month. The lease expires February 2002.

The Company leases its production facility in India and is obligated to make payments aggregating approximately $125,000 per year for an initial term of five years.

The Company's operations in Colombo, Sri Lanka are conducted in approximately 7,000 square feet of space leased through July 2001, cancelable at the Company's option, at a monthly rental of approximately $2,700.

The Company believes that it maintains adequate fire, theft and liability insurance for its facilities and that its facilities are adequate for its present needs.


ITEM  3.  LEGAL  PROCEEDINGS.

There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

See Part II, Item 4 of Form 10-QSB for September 30, 1998 as to results of voting at the Company's Annual Meeting held on November 5, 1998.

                                     PART II
                                     -------


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "INOD." On February 28, 1999, there were 101 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 1,000.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 1998, after giving retroactive effect to a one-for-three reverse stock split on March 25, 1998.



                 COMMON STOCK SALE PRICES
1997             HIGH       LOW
----             -------    -------

First Quarter      4-1/2    3-3/16

Second Quarter   3-27/32     1-7/8

Third Quarter      3-3/4     2-1/4

Fourth Quarter    3-9/16     2-1/4

1998
----
First Quarter    2-29/32     1-1/8

Second Quarter     6-1/4    1-5/32

Third Quarter      9-1/2     3-1/2

Fourth Quarter     8-3/8    3-9/16



DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

ITEM  6.  SELECTED  FINANCIAL  DATA  AND  MANAGEMENT'S  DISCUSSION AND ANALYSIS.

                             SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                                       1998          1997          1996          1995          1994
                                                       ------------  ------------  ------------  ------------  ------------

REVENUES                                               $19,593,353   $20,116,935   $20,536,448   $20,767,405   $14,344,914
                                                       ------------  ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs                             13,068,660    16,007,051    16,783,595    14,044,067    10,764,658
     Selling and administrative                          4,982,127     5,283,891     4,799,739     4,344,793     2,834,534
     Restructuring costs, impairment of assets
          and other                                        133,141     1,500,000             -             -       393,195
     (Gain) loss on settlement of currency contracts      (487,458)    1,400,000             -             -             -
     Interest expense                                       77,594        85,595        36,383        18,476         7,392
     Interest income                                       (98,391)      (59,384)     (123,771)     (151,319)     (160,689)
                                                       ------------  ------------  ------------  ------------  ------------

          Total                                         17,675,673    24,217,153    21,495,946    18,256,017    13,839,090
                                                       ------------  ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                          1,917,680    (4,100,218)     (959,498)    2,511,388       505,824
INCOME TAXES (BENEFIT)                                    (332,000)      100,000      (357,000)    1,000,000       199,000
                                                       ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                      $ 2,249,680   $(4,200,218)  $  (602,498)  $ 1,511,388   $   306,824
                                                       ============  ============  ============  ============  ============

BASIC INCOME (LOSS) PER SHARE                          $      1.52   $     (2.80)  $      (.40)  $      1.02   $       .21
                                                       ============  ============  ============  ============  ============

DILUTED INCOME (LOSS) PER SHARE                        $      1.49   $     (2.80)  $      (.40)  $       .97   $       .21
                                                       ============  ============  ============  ============  ============

CASH DIVIDENDS PER SHARE                                         -             -             -             -             -
                                                       ============  ============  ============  ============  ============


AS OF DECEMBER 31,                                            1998          1997          1996          1995          1994
                                                       ------------  ------------  ------------  ------------  ------------

WORKING CAPITAL                                        $ 4,749,101   $ 2,091,848   $ 4,774,121   $ 6,247,708   $ 4,972,682
                                                       ============  ============  ============  ============  ============

TOTAL ASSETS                                           $10,595,508   $10,029,247   $12,416,296   $12,538,694   $10,077,049
                                                       ============  ============  ============  ============  ============

LONG-TERM DEBT                                         $    24,089   $    79,604   $   195,960   $    92,180   $   191,666
                                                       ============  ============  ============  ============  ============

STOCKHOLDERS' EQUITY                                   $ 7,485,438   $ 5,254,133   $ 9,477,471   $ 9,747,655   $ 8,327,601
                                                       ============  ============  ============  ============  ============


                                     ------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

The following discussion should be read in conjunction with the Audited Financial Statements and related Notes thereto of the Company for the years ended December 31, 1998, 1997 and 1996 included in Item 7 of this Form 10-KSB.

RESULTS  OF  OPERATIONS

YEARS  ENDED  DECEMBER  31,  1998  AND  1997

Revenues decreased 3% to $19,593,353 for the year ended December 31, 1998 compared to $20,116,935 for the similar period in 1997. Revenues from the Internet and online data conversion and content management services segment decreased to $17,401,346 in 1998 from $18,032,232 in 1997. The 1997 period included approximately $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued. During 1998 and 1997, one customer that is comprised of twelve affiliated companies, accounted for 21% and 16% of the Company's Internet and on-line data conversion and content management services revenues, respectively. One other customer accounted for 13% and 10% of such revenues in 1998 and 1997, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1998 and 1997, export revenues, all of which were derived from European customers, accounted for 22% and 24%, respectively, of such revenues. Revenues from the document imaging services segment increased to $2,192,007 in 1998 from $2,084,703 in 1997. During 1998 and 1997, one customer accounted for 53% and 11% of the Company's document imaging service revenues, respectively. The Company has no present arrangement with this customer for 1999. Another customer accounted for 10% of such revenues in 1997. No other customer accounted for 10% or more of such revenues.

Direct operating expenses were $13,068,660 for the year ended December 31, 1998 and $16,007,051 for the similar period in 1997, a decrease of 18%. Direct operating expenses for the Internet and on-line data conversion and content management services decreased to $10,701,569 in 1998 from $14,265,974 in 1997, or 25%. Direct operating expenses as a percentage of revenues were 61% in 1998 and 79% in 1997. The decrease in direct operating expenses in 1998 was due primarily to a favorable foreign exchange rate for the Philippine peso and the elimination of journal and book page making services. Direct operating expenses in the document imaging services segment increased to $2,367,091 in 1998 from $1,741,077 in 1997. The increase in 1998 was due principally to significant inefficiencies incurred in connection with a project that required offsite management and hiring of temporary workers as well as a staggered workflow provided by the segment's largest customer. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

Selling and administrative expense was $4,982,127 and $5,283,891 for the years ended December 31, 1998 and 1997, respectively, representing a decrease of 6% in 1998 from 1997. Selling and administrative expense as a percentage of revenues was 25% in 1998 and 26% in 1997. The decrease primarily reflects the elimination of pagination services offset by the addition of sales and technical support staff, primarily at the beginning of the third quarter, for expansion of the Company's sales and marketing efforts. Selling and administrative expense includes management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

During the second quarter of 1997 management determined to reduce its U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing services division and merge the east and west coast document imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay, while the impairment costs consisted of a write-off of goodwill in connection with the document imaging business and equipment in connection with both the imaging and publishing services businesses. The restructuring and impairment costs totaled $1,500,000.

In the fourth quarter of 1998, management determined that its plans to significantly increase the revenues of the document imaging services segment were not realized. While management continues to evaluate this business, it was determined that the remaining goodwill associated with the business could not be recovered. Accordingly, the remaining unamortized amount of $382,000 was written off at December 31, 1998. Further, certain estimated liabilities for restructuring and other items totaling $249,000 were deemed in excess of actual amounts payable and were recognized as a gain in the fourth quarter of 1998.

The Company recognized an unrealized loss of $1,400,000 in 1997 in connection with foreign currency contracts that were in dispute. The loss represented the difference between the contract rate for Philippine pesos and the estimated fair value at December 31, 1997. In the second quarter of 1998, the Company reached an agreement regarding the disputed currency contracts. This resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as a gain.

In 1998, the Internet and on-line data conversion and content management services segment realized income before income taxes of $3,151,928, while the document imaging services segment incurred a loss of $1,234,248, including a write-off of goodwill in the amount of $382,000. In 1997, the Internet and on-line data conversion and content management services segment incurred a loss before income taxes of $2,894,158, including a loss on foreign currency contracts and restructuring costs of $2,107,000, while the document imaging services segment incurred a loss of $1,206,060, including restructuring costs of $793,000.

The Company recognized a benefit from income taxes in 1998 from a reduction in the tax valuation allowance and a utilization of net operating loss carryforwards that were not recognized as tax benefits in 1997 for losses incurred in that year.

As a result of the aforementioned items, the Company realized net income of $2,249,680 in 1998 and incurred a net loss of $(4,200,218) in 1997. The 1997 loss was principally due to the charges set forth above, no benefit for income taxes and higher overhead.

YEARS  ENDED  DECEMBER  31,  1997  AND  1996

Revenues decreased 2% to $20,116,935 for the year ended December 31, 1997 compared to $20,536,448 for the similar period in 1996. Revenues from the Internet and on-line data conversion and content management services segment increased to $18,032,232 in 1997 from $17,852,384 in 1996. During 1997 and 1996, one customer that is comprised of twelve affiliated companies, accounted for 16% and 28% of the Company's Internet and on-line data conversion and content management services revenues, respectively. One other customer accounted for 10% of such revenues in 1997 and 1996. No other customer accounted for 10% or more of such revenues. Further, in 1997 and 1996, export revenues, all of which were derived from European customers, accounted for 24% and 22%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $2,084,703 in 1997 from $2,684,064 in 1996. This decrease was primarily due to a restructuring in 1997 and closing of the east coast facility which resulted in a loss of customers in that area. During 1997 and 1996 two customers accounted for 11% and 10% of such revenues in 1997 and 12% and 12% in 1996, respectively. No other customer accounted for 10% or more of such revenues.

Direct operating expenses were $16,007,051 for the year ended December 31, 1997 and $16,783,595 for the similar period in 1996, a decrease of 5%. Direct operating expenses for the Internet and on-line data conversion and content management services decreased to $14,265,974 in 1997 from $14,655,036 in 1996 due principally to a favorable Philippine peso exchange rate. Direct operating expenses for the document imaging services segment decreased to $1,741,077 in 1997 from $2,128,559 in 1996 principally due to lower revenues in that year.

Selling and administrative expense was $5,283,891 and $4,799,739 for the years ended December 31, 1997 and 1996, respectively, representing an increase of 10% in 1997 from 1996. Selling and administrative expense as a percentage of revenues was 26% in 1997 and 23% in 1996. The dollar and percentage increase in 1997 primarily reflects the expansion of the Company's sales and marketing efforts.

During the second quarter of 1997 management determined to reduce its U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing services division and merge the east and west coast document imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay, while the impairment costs consisted of a write-off of goodwill in connection with the document imaging business and equipment in connection with both the imaging and publishing services businesses. The restructuring and impairment costs totaled $1,500,000.

The Company recognized an unrealized loss of $1,400,000 in 1997 in connection with foreign currency contracts that were in dispute. The loss represents the difference between the contract rate for Philippine pesos and the estimated fair value at December 31, 1997.

Internet and on-line data conversion and content management services incurred a loss before income taxes of $2,894,158 in 1997 and $475,744 in 1996. Document imaging services incurred a loss before income taxes of $1,206,060 in 1997, including restructuring costs of $793,000, and $483,754 in 1996.

The Company did not recognize tax benefits in 1997 for losses incurred in that year.

The Company incurred net losses of $(4,200,218) in 1997 and $(602,498) in 1996. The 1997 loss was greater than that incurred in 1996 due to the charges set forth above, no benefit for income taxes and higher overhead.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities increased to $2,547,013 in 1998 from $1,128,671 in 1997, principally from profitable operations in 1998. Net cash of $841,710 and $1,015,088 was used in investing activities in 1998 and 1997, respectively, for the purchase of fixed assets. Net cash used in financing activities decreased to $139,622 in 1998 from $240,924 in 1997 principally from lower payments on borrowings in 1998.

The Company expects to make capital expenditures of approximately $2,000,000 for its production facilities in 1999.

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

Based on currently available information, the Company expects to attain Year 2000 compliance and institute appropriate final testing of its modifications and replacements no later than June 30, 1999. The foregoing notwithstanding, the Company plans to have in place contingency plans to deal with the possibility that any component of the Systems fails to pass final testing by such date. Such contingency plans may include, without limitation, implementing substitute production Systems and obtaining services from substitute vendors. The Company does not anticipate that the cost of effecting Year 2000 compliance will have a material impact on the Company's financial condition or results of operations. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either one or more of the Company's critical Systems components or one or more of its critical vendors, including those vendors providing services in foreign countries in which the Company has operations, fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Disclosures in this Form 10-KSB contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 and market risk information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-KSB will in fact occur.

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Hackensack,  New  Jersey


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



Grant  Thornton  LLP
Parsippany,  New  Jersey
February  25,  1999

INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors  and  Stockholders
Innodata  Corporation
Brooklyn,  New  York


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Innodata Corporation and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Innodata Corporation and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



Margolin,  Winer  &  Evens  LLP
Garden  City,  New  York
March  14,  1997

                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                          1998          1997
                                                                                   ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                             $ 3,535,533   $ 1,969,852
  Accounts receivable-net of allowance for doubtful accounts of
        $425,000 in 1998 and $450,000 in 1997                                        2,943,422     3,188,920
  Prepaid expenses and other current assets                                            555,127       825,586
  Deferred income taxes                                                                376,000       136,000
                                                                                   ------------  ------------

               TOTAL CURRENT ASSETS                                                  7,410,082     6,120,358

FIXED ASSETS-NET                                                                     2,669,892     2,909,619

GOODWILL                                                                                     -       410,076

OTHER ASSETS                                                                           515,534       589,194
                                                                                   ------------  ------------

TOTAL                                                                              $10,595,508   $10,029,247
                                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $    56,718   $   122,450
  Accounts payable and accrued expenses                                              1,295,347     1,507,866
  Accrued salaries and wages                                                           849,608       641,186
  Estimated loss on foreign currency contracts                                               -     1,400,000
  Income and other taxes                                                               459,308       357,008
                                                                                   ------------  ------------

               TOTAL CURRENT LIABILITIES                                             2,660,981     4,028,510
                                                                                   ------------  ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                    24,089        79,604
                                                                                   ------------  ------------

DEFERRED INCOME TAXES                                                                  425,000       667,000
                                                                                   ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-authorized 20,000,000 shares;
     issued - 1,528,402 shares in 1998 and 1,521,736 shares in 1997                     15,284        15,217
  Additional paid-in capital                                                         8,890,661     8,870,731
  Deficit                                                                           (1,199,538)   (3,449,218)
                                                                                   ------------  ------------

                                                                                     7,706,407     5,436,730
  Less: treasury stock - at cost; 48,083 shares in 1998 and 26,400 shares in 1997     (220,969)     (182,597)
                                                                                   ------------  ------------

               TOTAL STOCKHOLDERS' EQUITY                                            7,485,438     5,254,133
                                                                                   ------------  ------------

TOTAL                                                                              $10,595,508   $10,029,247
                                                                                   ============  ============

 See  notes  to  consolidated  financial  statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998          1997          1996
                                                           ------------  ------------  ------------

REVENUES                                                   $19,593,353   $20,116,935   $20,536,448
                                                           ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs                                 13,068,660    16,007,051    16,783,595
     Selling and administrative expenses                     4,982,127     5,283,891     4,799,739
     Restructuring costs, impairment of assets and other       133,141     1,500,000             -
     (Gain) loss on foreign currency contracts                (487,458)    1,400,000             -
     Interest expense                                           77,594        85,595        36,383
     Interest income                                           (98,391)      (59,384)     (123,771)
                                                           ------------  ------------  ------------

                    TOTAL                                   17,675,673    24,217,153    21,495,946
                                                           ------------  ------------  ------------

INCOME (LOSS) BEFORE (BENEFIT) PROVISION
     FOR INCOME TAXES                                        1,917,680    (4,100,218)     (959,498)

(BENEFIT) PROVISION FOR INCOME TAXES                          (332,000)      100,000      (357,000)
                                                           ------------  ------------  ------------

NET INCOME (LOSS)                                          $ 2,249,680   $(4,200,218)  $  (602,498)
                                                           ============  ============  ============

BASIC INCOME (LOSS) PER SHARE                              $      1.52   $     (2.80)  $      (.40)
                                                           ============  ============  ============

DILUTED INCOME (LOSS) PER SHARE                            $      1.49   $     (2.80)  $      (.40)
                                                           ============  ============  ============

 See  notes  to  consolidated  financial  statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  ADDITIONAL    UNREALIZED     (DEFICIT)
                                  COMMON STOCK  PAID-IN      LOSS ON      RETAINED      TREASURY
                                  ------------
                                  SHARES        AMOUNT       CAPITAL      SECURITIES    EARNINGS      STOCK       TOTAL
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

JANUARY 1, 1996                      1,492,424  $    14,924  $ 8,527,302  $    (4,192)  $ 1,353,498   $(143,877)  $ 9,747,655

  Net loss                                   -            -            -            -      (602,498)          -      (602,498)

  Issuance of common stock
    upon exercise of stock
    options                              7,645           76       65,692            -             -           -        65,768

  Issuance of common stock
    as partial acquisition costs        21,667          217      193,736            -             -           -       193,953

  Warrant costs for
    consulting arrangement                   -            -       68,401            -             -           -        68,401

  Redemption of available-
     for-sale securities                     -            -            -        4,192             -           -         4,192
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1996                    1,521,736       15,217    8,855,131            -       751,000    (143,877)    9,477,471

  Net loss                                   -            -            -            -    (4,200,218)          -    (4,200,218)

  Warrant costs for
    consulting arrangement                   -            -       15,600            -             -           -        15,600

  Purchase of treasury stock                 -            -            -            -             -     (38,720)      (38,720)
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1997                    1,521,736       15,217    8,870,731            -    (3,449,218)   (182,597)    5,254,133

  Net income                                 -            -            -            -     2,249,680           -     2,249,680

  Issuance of common stock
     upon exercise of stock
     options                             6,666           67       19,930            -             -           -        19,997

  Purchase of treasury stock                 -            -            -            -             -     (38,372)      (38,372)
                                  ------------  -----------  -----------  ------------  ------------  ----------  ------------

DECEMBER 31, 1998                    1,528,402  $    15,284  $ 8,890,661  $         -   $(1,199,538)  $(220,969)  $ 7,485,438
                                  ============  ===========  ===========  ============  ============  ==========  ============


 See  notes  to  consolidated  financial  statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998          1997          1996
                                                               ------------  ------------  ------------

OPERATING ACTIVITIES:
  Net income (loss)                                            $ 2,249,680   $(4,200,218)  $  (602,498)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                1,322,721     1,321,555     1,372,731
    Restructuring costs, impairment of assets and other            133,141     1,500,000             -
    Gain on disposal of fixed assets                               (74,399)            -             -
    (Gain) loss on foreign currency contracts                     (487,458)    1,400,000             -
    Deferred income taxes                                         (482,000)      400,000      (150,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                          419,834       529,363     1,380,498
      Prepaid expenses and other current assets                    120,459       304,924      (479,251)
      Other assets                                                  23,660      (116,769)     (271,413)
      Accounts payable and accrued expenses                        (76,805)     (104,330)      187,764
      Liability for foreign currency contracts                    (912,542)            -             -
      Accrued salaries and wages                                   208,422        15,707       100,991
      Income and other taxes payable                               102,300        78,439      (641,737)
                                                               ------------  ------------  ------------

         Net cash provided by operating activities               2,547,013     1,128,671       897,085
                                                               ------------  ------------  ------------

INVESTING ACTIVITIES:
  Expenditures for fixed assets                                 (1,024,622)   (1,015,088)   (1,231,273)
  Proceeds from disposal of fixed assets                           182,912             -             -
  Payments in connection with acquisition                                -             -      (410,646)
  Short-term investments                                                 -             -     1,240,000
                                                               ------------  ------------  ------------

        Net cash used in investing activities                     (841,710)   (1,015,088)     (401,919)
                                                               ------------  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -       577,000       626,014
  Payments of borrowings                                          (121,247)     (779,204)     (656,409)
  Proceeds from exercise of stock options                           19,997             -        65,768
  Purchase of treasury stock                                       (38,372)      (38,720)            -
                                                               ------------  ------------  ------------

         Net cash (used in) provided by financing activities      (139,622)     (240,924)       35,373
                                                               ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      1,565,681      (127,341)      530,539
CASH AND EQUIVALENTS, BEGINNING OF YEAR                          1,969,852     2,097,193     1,566,654
                                                               ------------  ------------  ------------

CASH AND EQUIVALENTS, END OF YEAR                              $ 3,535,533   $ 1,969,852   $ 2,097,193
                                                               ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                   $    32,524   $    85,595   $    35,238
    Income taxes                                                         -             -       922,789

 See  notes  to  consolidated  financial  statements

INNODATA  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1998,  1997  AND  1996
---------------------------------------------------

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") performs data conversion and content management services and document imaging services tailored to customer requirements. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

WORK-IN-PROCESS - Work-in-process, included in other current assets, consists of actual labor and certain other costs incurred for uncompleted and unbilled services.

FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1998 and 1997 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1998 and 1996 resulting from such transactions were immaterial.

STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During 1996, the Company leased equipment under capital leases for approximately $237,000. Supplemental disclosure of non-cash investing and financing activities is as follows:

                                              1996

Acquisition costs                        $ 563,771
Common stock issued                       (153,125)
                                         ----------

Payments in connection with acquisition  $ 410,646
                                         ==========



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

SEGMENT REPORTING - The Company adopted Statement of Financial Accounting Standards SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 requires that the Company disclose certain information about its operating segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

INCOME (LOSS) PER SHARE - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on average prices during the year.

2.     FIXED  ASSETS

Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                         1998        1997

Equipment                      $6,647,870  $6,095,004
Furniture and fixtures            427,807     372,566
Leasehold improvements            678,557     472,574
                               ----------  ----------

          Total                 7,754,234   6,940,144

Less accumulated depreciation
     and amortization           5,084,342   4,030,525
                               ----------  ----------

                               $2,669,892  $2,909,619
                               ==========  ==========




As of December 31, 1998 and 1997, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $1,553,000 and $1,600,000, respectively. In addition, equipment financed by capital leases has a net book value of $153,000 at December 31, 1998.

3.     INCOME  TAXES

The significant components of the provision for (benefit from) income taxes are as follows:

                                                1998        1997        1996
Current income tax expense (benefit):
     Foreign                               $  50,000   $       -   $       -
     Federal                                  55,000    (300,000)   (159,000)
     State and local                          45,000           -     (48,000)
                                           ----------  ----------  ----------

                                             150,000    (300,000)   (207,000)

Deferred income tax (benefit) expense       (482,000)    400,000    (150,000)
                                           ----------  ----------  ----------

(Benefit from) provision for income taxes  $(332,000)  $ 100,000   $(357,000)
                                           ==========  ==========  ==========




During 1998 the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                       1998      1997      1996

Federal statutory rate                                  34.0%    (34.0)%   (34.0)%

Effect of:
     Valuation allowance                               (35.0)     34.0         -
     Utilization of net operating loss carryforwards
          not previously recognized                    (19.5)        -         -
     State income taxes (net of federal tax benefit)     1.6         -      (5.4)
     Foreign taxes                                       2.6         -         -
     Other                                              (1.0)      2.4       2.2
                                                       -----     -----     -----

Effective rate                                         (17.3)%     2.4%    (37.2)%
                                                       =====     =====     =====




As of December 31, 1998 and 1997, the composition of the Company's net deferred taxes is as follows:

                                               1998        1997

Deferred income tax assets:
     Allowances not currently deductible  $ 266,000   $ 247,000
     Expenses not deductible until paid      60,000     161,000
     Net operating loss carryforwards       150,000     500,000
                                          ----------  ----------

                                            476,000     908,000
Less:  valuation allowance                 (100,000)   (772,000)
                                          ----------  ----------

Deferred income tax assets                  376,000     136,000
                                          ----------  ----------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated               (415,000)   (415,000)
     Depreciation and amortization          (10,000)   (252,000)
                                          ----------  ----------

                                           (425,000)   (667,000)
                                          ----------  ----------

Net deferred income tax liability         $ (49,000)  $(531,000)
                                          ==========  ==========




The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. At December 31, 1998, the Company's net operating loss carryforward for federal income tax purposes of approximately $400,000 expires in 2012. These net operating losses may be limited to annual use based on IRS regulations.

4.     LONG-TERM  DEBT

Long-term  debt  is  as  follows:

                                             1998      1997
Equipment leases, at 9.6% to 13.5%        $88,581  $226,335
Less: deferred interest                     7,774    24,281
                                          -------  --------

Total                                      80,807   202,054
Less: current portion of long-term debt    56,718   122,450
                                          -------  --------

Long-term debt                            $24,089  $ 79,604
                                          =======  ========




Long  term  debt  matures as follows: 1999 - $62,494; 2000 - $19,299; and 2001 -
$6,788.

5.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $1 million. The line is collateralized by the assets of the Company. Interest is charged at 2% above the bank's prime rate and is due on demand. The line is presently unused.

LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2003, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $350,000. For the years ended December 31, 1998, 1997 and 1996, rent expense totaled approximately $700,000, $940,000 and $825,000, respectively.

At December 31, 1998, future minimum annual rental commitments on non-cancellable leases are as follows:

1999      $382,000
2000       191,000
2001       193,000
2002       165,000
          --------
           931,000
          ========



EMPLOYMENT AGREEMENTS - The Company has a three-year employment agreement through August 2000 with its President and CEO. He is currently paid at the rate of $240,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows (after repricing in June 1998): 10,000 options at $3.00 per share; 16,666 at $5.00; 23,333 at $6.00;
30,000 at $7.00; and 33,333 at $15.50. The options are exercisable upon the earliest to occur of (i) various dates during 1999; or (ii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

The Company has an employment agreement with its former President and CEO expiring September 30, 2000 that provides for a salary of $75,000 per annum. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

LITIGATION - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

FOREIGN CURRENCY - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects, although most arrangements are at will and can be terminated or renegotiated.

OTHER COMMITMENTS - Employees at the Company's Manila facilities voted to join a union. The Company has a collective bargaining agreement with the rank and file employees at its Manila facility which provides for approximately 10% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age 60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1998. Under the legislation, the Company is not required to fund future costs, if any.

6.     CAPITAL  STOCK

COMMON STOCK - In 1993 the Company sold pursuant to a public offering 563,500 shares of its common stock and certain warrants that expired in 1997 and realized net proceeds after all expenses of the offering of $6,752,585.

The Company's stockholders approved a one-for-three reverse stock split effective on March 25, 1998. All share and per share amounts have been restated to reflect such split.

PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

COMMON STOCK RESERVED - At December 31, 1998, the Company reserved for issuance 999,356 shares of its common stock as follows: (a) 982,690 shares pursuant to the Company's Stock Option Plans (including 120,332 options issued to the Company's Chairman and its President which were not granted under the plans); and (b) 16,666 shares issuable upon exercise of warrants issued to a consultant.

7.     STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 87,500, 105,000, 17,500, 200,000, 166,666 and 300,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003, under the 1994 Plan and 1994 DD Plan, after May 19, 2004, under the 1995 Plan, after May 16, 2005, under the 1996 Plan, after July 8, 2006 and under the 1998 Plan, after July 8, 2008.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been $1,463,259, or $1.00 per share, basic, and $.97 per share, diluted, in 1998, net loss would have been $(4,359,807), or $(2.90) per share, in 1997 and $(738,987), or $(.49) per share, in 1996. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 5% in 1998 and 6.4% in 1997 and 1996; expected volatility of 107% in 1998 and 40% in 1997 and 1996; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.


                                                                                                        WEIGHTED
                                                      WEIGHTED                                          AVERAGE
                                                      AVERAGE       WEIGHTED                 WEIGHTED   FAIR
                      PER SHARE                       REMAINING     AVERAGE                  AVERAGE    VALUE,
                      RANGE OF          NUMBER        CONTRACTUAL   EXERCISE   NUMBER        EXERCISE   DATE OF
                      EXERCISE PRICES   OUTSTANDING   LIFE          PRICE      EXERCISABLE   PRICE      GRANT
                      ----------------  ------------  ------------  ---------  ------------  ---------  -------

Balance 1/1/96        $    7.89 - 9.75      132,696         3       $    8.25
                      $  10.14 - 17.85      135,050         3       $   12.93
                                        ------------
                                            267,746                                120,098   $  10.38
                                                                               ============

       Canceled       $           9.03         (166)
       Granted        $   6.93 - 11.79       29,666         5       $    9.18                           $  3.66
       Exercised      $    7.89 - 9.03       (7,646)
                                        ------------

Balance 12/31/96      $    6.93 - 9.75      138,717         3       $    8.13       111,513  $   8.88
                      $  10.14 - 17.85      150,883         3       $   12.69        89,157  $  13.17
                                        ------------                            ------------
                                            289,600                                 200,670
                                                                                ============

       Canceled       $   7.89 - 13.89      (48,883)
       Granted        $    3.00 - 6.00      100,000         5       $    3.63                           $  1.26
       Granted        $   9.00 - 21.00       86,666         5       $   13.44                           $   .18
                                        ------------

Balance 12/31/97      $    3.00 - 9.75      246,192         4       $    6.42       115,969  $   8.16
                      $  10.14 - 21.00      181,191         3       $   14.10        93,996  $  12.96
                                        ------------                            ------------
                                            427,383                                 209,965
                                                                                ============

       Canceled       $   3.75 - 10.50     (161,366)
       Canceled       $  11.44 - 21.00     (162,543)
       Granted        $    3.00 - 6.38      176,299         5       $    5.49                           $  4.00
       Granted and
            Repriced  $    5.00 - 8.63      267,260         2       $    6.34                           $  2.67
       Granted and
            Repriced  $          15.50       33,333         3       $   15.50                           $  1.98
       Exercised      $           3.00       (6,666)
                                        ------------

BALANCE 12/31/98      $    3.00 - 9.03      537,217              3  $    5.67        97,496  $    4.13
                      $  14.28 - 17.85       36,483              2  $   15.69         3,150  $   17.65
                                        ------------                            ------------
                                            573,700                                 100,646
                                        ============                            ============




WARRANTS

In connection with a consulting agreement on December 18, 1995, the Company issued a five-year warrant to purchase 16,666 shares at a price of $11.44 per share.


8.     SEGMENT  REPORTING

The Company's operations are classified in two business segments; Internet and on-line data conversion and content management services and document imaging services.

Internet and on-line data conversion and content management services provide all the necessary steps for product development and data conversion to enable its customers to disseminate vast amounts of information both on-line and via the Internet. Its customers represent an array of major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

During 1998, 1997 and 1996, one customer that is comprised of twelve affiliated companies, accounted for 21%, 16% and 28% of the Company's Internet and on-line data conversion and content management service revenues, respectively. One other customer accounted for 13%, 10% and 10% of such revenues in 1998, 1997 and 1996, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1998, 1997 and 1996, export revenues, all of which were derived from European customers, accounted for 22%, 24% and 22%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

The document imaging services segment provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.

During 1998, 1997 and 1996 one customer accounted for 53%, 11% and 12% of the Company's document imaging service revenues, respectively. The Company has no present arrangements with this customer for 1999. Another customer accounted for 10% and 12% of such revenues in 1997 and 1996. No other customer accounted for 10% or more of such revenues.




                                      1998           1997           1996
Revenues
--------
Internet and on-line services  $17,401,346    $18,032,232*   $17,852,384
Document imaging services        2,192,007      2,084,703      2,684,064
                               -----------    -----------    -----------

Total consolidated             $19,593,353    $20,116,935    $20,536,448
                               ===========    ===========    ===========

* Includes $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued in 1997.



Income (loss) before income taxes
---------------------------------
Internet and on-line services      $ 3,151,928(a)   $(2,894,158)(c)  $(475,744)
Document imaging services           (1,234,248)(b)   (1,206,060)(d)   (483,754)
                                   ------------     ------------     ----------

Total consolidated                 $ 1,917,680      $(4,100,218)     $(959,498)
                                   ============     ============     ==========

(a)     Includes  gain  on  foreign  currency contracts and reversal of previously estimated liabilities  of  $736,000.
(b)     Includes  write  off  of  goodwill  of  $382,000.
(c)     Includes  loss  on foreign currency contracts and restructuring costs of $2,107,000.
(d)     Includes  restructuring  costs  of  $793,000.



                                      1998         1997         1996
Total assets
-----------------------------
Internet and on-line services  $ 9,520,116  $ 8,703,927  $ 9,501,943
Document imaging services        1,075,392    1,325,320    2,914,353
                               -----------  -----------  -----------

Total consolidated             $10,595,508  $10,029,247  $12,416,296
                               ===========  ===========  ===========

Capital expenditures
--------------------
Internet and on-line services  $   980,218  $   907,535  $ 1,071,190
Document imaging services           44,404      107,553      160,083
                               -----------  -----------  -----------

Total consolidated             $ 1,024,622  $ 1,015,088  $ 1,231,273
                               ===========  ===========  ===========

Depreciation and amortization
-----------------------------
Internet and on-line services  $ 1,116,445  $ 1,048,875  $ 1,115,674
Document imaging services          206,276      272,680      257,057
                               -----------  -----------  -----------

Total consolidated             $ 1,322,721  $ 1,321,555  $ 1,372,731
                               ===========  ===========  ===========




9.     INCOME  (LOSS)  PER  SHARE

                                                            1998         1997         1996

Net income (loss)                                     $2,249,680  $(4,200,218)  $ (602,498)
                                                      ==========  ============  ===========

Weighted average common shares outstanding             1,478,408    1,501,043    1,503,196
Dilutive effect of outstanding warrants and options       31,391            -            -
                                                      ----------  ------------  -----------

Adjusted for dilutive computation                      1,509,799    1,501,043    1,503,196
                                                      ==========  ============  ===========

Basic income (loss) per share                         $     1.52  $     (2.80)  $     (.40)
                                                      ==========  ============  ===========

Diluted income (loss) per share                       $     1.49  $     (2.80)  $     (.40)
                                                      ==========  ============  ===========




Reference is made to Note 7 with respect to options and warrants that would have been dilutive in 1997 and 1996 had there not been a loss in those years.


10.     RESTRUCTURING  COSTS  AND  IMPAIRMENT  OF  ASSETS

During the second quarter of 1997 management implemented a plan to reduce the Company's U.S. based overhead. The principal actions were to eliminate U.S. production for the publishing services division and merge the east and west coast document imaging operations into one facility on the west coast. The restructuring costs consisted of estimated losses on leases and severance pay totaling approximately $325,000, while the impairment costs consisted of a write-off of goodwill in connection with the document imaging business totaling approximately $700,000 and fixed assets related to both the imaging and publishing services businesses totaling approximately $475,000.

In the fourth quarter of 1998, management determined that its plans to significantly increase the revenues of the document imaging services segment were not realized. While management continues to evaluate this business, it was determined that the goodwill associated with the business could not be recovered. Accordingly, the remaining unamortized amount of $382,000 was written off at December 31, 1998. Further, certain estimated liabilities for restructuring and other items totaling $249,000 were deemed in excess of actual amounts payable and were recognized as income in the fourth quarter of 1998.

11.     FOREIGN  CURRENCY  CONTRACTS

The Company recognized an unrealized loss of $1,400,000 in 1997 in connection with foreign currency contracts that were in dispute. The loss represented the difference between the contract rate for Philippine pesos and the estimated fair value at December 31, 1997. In the second quarter of 1998, the Company reached an agreement regarding the disputed currency contracts. This resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as a gain.

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

On November 12, 1997, the Company selected Grant Thornton LLP as its auditor for the fiscal year ended December 31, 1997.

                                    --------
                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

The  officers  and  directors  of  the  Company  are  as  follows:

NAME                        AGE  POSITION
--------------------------  ---  ------------------------------------------------------

Barry Hertz                  49  Chairman of the Board of Directors

Jack Abuhoff                 37  President, Chief Executive Officer and Director

Todd Solomon                 37  Vice Chairman of the Board of Directors and Consultant

Martin Kaye                  51  Executive Vice President, Chief Financial Officer,
                                 Secretary and Director

Stephen Agress               37  Vice President - Finance

Jurgen Tanpho                34  Vice President - Operations

Jan Palmen                   44  Vice President - Sales

Dr. Albert Drillick          53  Director

Dr. E. Bruce Fredrikson      61  Director

Morton Mackof                51  Director

Stanley Stern                48  Director



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

JACK ABUHOFF was retained as President and CEO effective September 15, 1997. He has been a Director of the Company since its founding. From 1995 to 1997 he was Chief Operating Officer of Charles River Corporation, an international systems integration and outsourcing firm. From 1992 to 1994, he was employed by Chadbourne & Parke, and engaged in Sino-American technology joint ventures with Goldman Sachs. He practiced international corporate law with White & Case from 1986 to 1992. He holds an A.B. degree from Columbia College (1983) and a J.D. degree from Harvard Law School (1986).

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

JURGEN TANPHO was elected Vice President - Operations in March 1998. He served in various management capacities since joining the Company in 1991, most recently in the position of Assistant to the President of Manila Operations. He holds a B.S. degree in industrial engineering from the University of the Philippines (1986).

JAN PALMEN was elected Vice President - Sales in February 1999. Mr. Palmen was chief operating officer at SPI Technologies, Inc., a leading competitor of the Company, from 1995 through 1998. Prior to SPI, he was general manager, production for Reed/Elsevier from 1991 through 1995. He was also a member of the steering committee for global SGML implementation. Before that, he spent three years with United Dutch Publishers as head of sales and production and two years with a global management consultancy company as a strategic consultant. He holds a M.B.A. degree (1979) in marketing, economics and logistics management and a B.B.A. degree (1976) in economics and marketing, both from Erasmus University in Amsterdam.

DR. ALBERT DRILLICK has been a Director of the Company since 1990. He has served as a director of applications and senior systems analyst for TDC for more than the past five years. He holds a Ph.D. degree in mathematics from New York University Courant Institute (1971).

DR. E. BRUCE FREDRIKSON has been a Director of the Company since August 1993. He is currently a professor of finance at Syracuse University School of Management where he has taught since 1966 and has previously served as chairman of the finance department. Dr. Fredrikson has a B.A. in economics from Princeton University and a M.B.A. and a Ph.D. in finance from Columbia University. He is a director of Eagle Finance Corp., a company that acquires and services non-prime automobile installment sales contracts. He is also an independent general partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P. He is also a director of TDC.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The Company believes that during the period from January 1, 1998 through December 31, 1998 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.

ITEM  10.  EXECUTIVE  COMPENSATION.

EXECUTIVE  COMPENSATION

The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1998 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                                         ---------------------   NUMBER OF
NAME AND PRINCIPAL         CALENDAR                              STOCK OPTIONS
POSITION                   YEAR          SALARY        BONUS     AWARDED

Jack Abuhoff                       1998  $ 200,000     $20,000        20,833
President, CEO since                                              (A)109,514
September 1997                     1997     37,500        -          114,500

Barry Hertz                        1998  $  75,000     $  -           14,000
Chairman                                                           (A)37,000
                                   1997     50,000        -           13,333
                                   1996     50,000        -             -

Todd Solomon                       1998  $  93,750     $  -           10,500
President, CEO through                                             (A)71,699
September 1997, Vice               1997    209,166        -           20,333
Chairman of the Board              1996    231,000        -           10,333
and Consultant thereafter

(A)  Options  granted  in  prior  years  and  repriced  in  1998



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

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

              PERCENT
              OF TOTAL
              NUMBER    OPTIONS
              OF        GRANTED TO     EXERCISE    EXPIR-
              OPTIONS   EMPLOYEES IN   PRICE       ATION
NAME          GRANTED   FISCAL YEAR    PER SHARE   DATE

Jack Abuhoff    20,833      12%        $3.00-6.00  7/2003
Barry Hertz     14,000       8%        $     6.00  7/2003
Todd Solomon    10,500       6%        $     6.00  7/2003



The options become exercisable one half on the first anniversary and one half on the second anniversary.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF             VALUE OF UNEXERCISED
                           UNEXERCISED           IN-THE- MONEY
                           OPTIONS AT FISCAL     OPTIONS AT FISCAL
              SHARES       YEAR END              YEAR END
              ACQUIRED     EXERCISABLE/          EXERCISABLE/
NAME          ON EXERCISE  UNEXERCISABLE         UNEXERCISABLE

Jack Abuhoff    None       21,499/120,014        $   69,872/$30,238

Barry Hertz     None        13,333/51,000        $   43,332/$12,800

Todd Solomon    None        20,333/82,199        $   66,082/$43,978



DIRECTORS  COMPENSATION

Dr. E. Bruce Fredrikson and Stanley Stern were compensated at the rate of $1,250 and $833 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director. Further, Messrs. Fredrikson and Stern received options to purchase 2,500 and 1,200 shares, respectively, in 1998.

EMPLOYMENT  AGREEMENTS

The Company has a three-year employment agreement through August 2000 with Jack Abuhoff, its President and CEO. He is currently paid at the rate of $240,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 10,333 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows (after repricing in June 1998): 10,000 options at $3.00 per share; 16,666 at $5.00; 23,333 at $6.00; 30,000 at $7.00;
and 33,333 at $15.50.  The options are exercisable upon the earliest to occur of
(i) various dates during 1999; or (ii) in the event of a sale of the Company where a third party acquires more than 50% of the Company.

The Company has an employment agreement with Todd Solomon, its former President and CEO, expiring September 30, 2000 that provides for a salary of $75,000 per annum. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth, as of February 28, 1999 information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, 95 Rockwell Place, Brooklyn, NY 11217.




NAME AND                                 AMOUNT
ADDRESS OF                               AND NATURE       PERCENT
BENEFICIAL                               OF BENEFICIAL    OF
OWNER                                    OWNERSHIP        CLASS

Track Data Corporation (2)                     214,748      14.4%

Barry Hertz (3)                                251,381      16.5%

Todd Solomon (4)                               236,827      15.3%

Jack Abuhoff (5)                                58,796       3.8%

Martin Kaye (6)                                 23,374       1.5%

Stephen Agress (7)                               7,458         *

Jurgen Tanpho (8)                                  902         *

Albert Drillick (9)                              5,325         *

Dr. E. Bruce Fredrikson (10)
Syracuse University
School of Management
Syracuse, NY 13244                               8,581         *

Morton Mackof (9)                                5,325         *

Stanley Stern (9)                                2,750         *

All Officers and Directors
as a Group (11 persons)
(3)(4)(5)(6)(7)(8)(9)(10)                      600,719      36.3%

*  Less  than  1%.
1. Except as noted otherwise, all shares are owned beneficially and of record. Includes shares pursuant to options presently exercisable or which are exercisable within 60 days. Based on 1,491,985 shares outstanding.
2. Consists of 214,748 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz.
3. Includes 214,748 shares owned by Track Data Corporation, which is majority owned by Mr. Hertz, 2,800 shares held in a pension plan for the benefit of Mr. Hertz and currently exercisable options to purchase 33,833 shares of Common Stock.
4. Includes currently exercisable options to purchase 56,845 shares of Common Stock.
5. Includes currently exercisable options to purchase 49,796 shares of Common Stock.
6. Includes currently exercisable options to purchase 20,041 shares of Common Stock.
7. Includes currently exercisable options to purchase 6,458 shares of Common Stock.
8. Consists of shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plans.
9. Includes currently exercisable options to purchase 1,172 shares of Common Stock and 4,153 shares for Messrs. Drillick and Mackof and 1,578 shares for Mr. Stern held in the Track Data Phantom Unit Trust to be released upon termination of association with the Company or Track Data Corporation, or earlier with approval of the Board of Directors.
10. Includes currently exercisable options to purchase 5,248 shares of Common Stock.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.RELATIONSHIPS AND RELATED TRANSACTIONS

There  were  no  material  related  party  transactions.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

EXHIBIT   DESCRIPTION                     FILED ASEXHIBIT
--------  ------------------------------  -------------------------------------------

3.1       Restated Certificate of         Exhibit 3.1 to Form SB-2 Registration
          Incorporation                   Statement No. 33-62012

3.2       By-Laws                         Exhibit 3.2 to Form SB-2 Registration
          Statement No. 33-62012

4.2       Specimen of Common Stock        Exhibit 4.2 to Form SB-2 Registration
          certificate                     Statement No. 33-62012

10.1      1994 Stock Option Plan          Exhibit A to Definitive Proxy dated August
                                          9, 1994

10.2      Contract of Lease with JM and   Filed herewith
          Company, Inc.

10.3      Contract of Lease with Elcado   Filed herewith
          Realty Corporation

10.4      1993 Stock Option Plan          Exhibit 10.4 to Form SB-2 Registration
                                          Statement No. 33-62012

10.5      Form of Indemnity Agreement     Exhibit 10.5 to Form SB-2 Registration
          with Directors                  Statement No. 33-62012

10.6      1994 Disinterested Directors    Exhibit B to Definitive Proxy dated August
          Stock Option Plan               9, 1994

10.7      Contract of Sublease with       Exhibit 10.11 to Form 10-KSB for year ended
          Computer Leasing, Inc.          December 31, 1995

10.8      1995 Stock Option Plan          Exhibit A to Definitive Proxy dated August
                                          10, 1995

10.9      1996 Stock Option Plan          Exhibit A to Definitive Proxy dated
                                          November 7, 1996

10.10     Employment Agreement dated      Exhibit 10.11 to Form 10-KSB for the year
          August 19, 1997 with            ended December 31, 1997
          Jack Abuhoff

10.11     1998 Stock Option Plan          Exhibit A to Definitive Proxy dated
                                          November 5, 1998

21        Subsidiaries of Small Business  Filed herewith
          Issuer

23.1      Consent of Grant Thornton LLP   Filed herewith

23.2      Consent of Margolin, Winer &    Filed herewith
          Evens LLP

27        Financial Data Schedule         Filed herewith



(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA  CORPORATION


By     /s/
     ------------------------
     Barry  Hertz
     Chairman  of  the  Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature                Title                                 Date
-----------------------  ------------------------------------  -----------------

    /s/                  Chairman of the Board                 March 25, 1999
-----------------------
Barry Hertz

    /s/                  President, Chief Executive Officer    March 25, 1999
-----------------------
Jack Abuhoff             and Director

    /s/                  Vice Chairman of the Board            March 25, 1999
-----------------------
Todd Solomon

    /s/                  Executive Vice President (Principal   March 25, 1999
-----------------------
Martin Kaye              Financial Officer), Director

    /s/                  Vice President - Finance (Principal   March 25, 1999
-----------------------
Stephen Agress           Accounting Officer)

    /s/                  Director                              March 25, 1999
-----------------------
Dr. Albert Drillick

    /s/                  Director                              March 25, 1999
-----------------------
Dr. E. Bruce Fredrikson

    /s/                  Director                              March 25, 1999
-----------------------
Morton Mackof

    /s/                  Director                              March 25, 1999
-----------------------
Stanley Stern