Form 10-Q
period 1999-03-31
INNODATA CORP
filed 1999-05-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1999

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

                             THREE UNIVERSITY PLAZA
                          HACKENSACK, NEW JERSEY 07601
                    (Address of principal executive offices)

                                 (201) 488-1200
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1999 there were 1,496,587 shares of common stock outstanding.

PART  I.   FINANCIAL  INFORMATION
--------   ----------------------

Item  1.     Financial  Statements
             ---------------------

                  See  pages  2-5

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -----------------------

                  See  pages  6-8

PART  ll.     OTHER  INFORMATION
---------     ------------------

                   See  page  9

                              INNODATA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 3,765,593
   Accounts receivable-net                                         3,624,363
   Prepaid expenses and other current assets                         767,317
   Deferred income taxes                                             376,000
                                                                 -----------

          Total current assets                                     8,533,273

FIXED ASSETS-net                                                   3,053,496

OTHER ASSETS                                                         287,547
                                                                 -----------

TOTAL                                                            $11,874,316
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $    43,738
   Accounts payable and accrued expenses                           1,721,382
   Accrued salaries and wages                                      1,171,555
    Income and other taxes                                           649,488
                                                                 -----------

          Total current liabilities                                3,586,163
                                                                 -----------

LONG-TERM DEBT, less current portion                                  18,436
                                                                 -----------

DEFERRED INCOME TAXES PAYABLE                                        425,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 1,540,068 shares                                       15,401
   Additional paid-in capital                                      8,959,141
   Deficit                                                          (908,856)
                                                                 -----------

                                                                   8,065,686
    Less: treasury stock - at cost; 48,083 shares                   (220,969)
                                                                 -----------

          Total stockholders' equity                               7,844,717
                                                                 -----------

TOTAL                                                            $11,874,316
                                                                 ===========

See  notes  to  unaudited  condensed  consolidated  financial  statements

                              INNODATA CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                              1999         1998

REVENUES                                $5,611,075   $4,599,568
                                        -----------  ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses             3,455,828    3,079,682
   Selling and administrative expenses   1,700,789    1,104,503
   Interest (income) expense - net         (29,774)       1,843
                                        ----------   ----------

          Total                          5,126,843    4,186,028
                                        ----------   ----------

INCOME BEFORE
      INCOME TAXES                         484,232      413,540

PROVISION FOR INCOME TAXES                 193,550            -
                                        ----------   ----------

NET INCOME                              $  290,682   $  413,540
                                        ==========   ==========

BASIC INCOME PER SHARE                        $.20         $.28
                                              ====         ====

DILUTED INCOME PER SHARE                      $.18         $.28
                                              ====         ====


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                              INNODATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                      1999         1998
OPERATING ACTIVITIES:
   Net income                                                   $  290,682   $  413,540
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                332,528      260,349
      Changes in operating assets and liabilities
         Accounts receivable                                      (680,941)     150,114
         Prepaid expenses and other current assets                (232,190)     149,532
         Other assets                                               89,551       16,664
         Accounts payable and accrued expenses                     747,982       46,320
         Income and other taxes                                    190,180      (24,844)
                                                                ----------   ----------

             Net cash provided by operating activities             737,792    1,011,675
                                                                ----------   ----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                                  (489,099)    (161,678)
                                                                ----------   ----------

FINANCING ACTIVITIES:
   Purchase of treasury stock                                            -      (38,372)
   Payments of long-term debt                                      (18,633)     (10,479)
                                                                ----------   ----------

             Net cash used in financing activities                 (18,633)     (48,851)
                                                                ----------   ----------

INCREASE IN CASH                                                   230,060      801,146
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        3,535,533    1,969,852
                                                                ----------   ----------

CASH AND EQUIVALENTS, END OF PERIOD                             $3,765,593   $2,770,998
                                                                ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                  $    2,147   $   19,127
                                                                ==========   ==========
      Income taxes                                              $   30,000   $    5,194
                                                                ==========   ==========


See  notes  to  unaudited  condensed  consolidated  financial  statements

                              INNODATA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and of cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 1999 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. The three months ended March 31, 1998 has no provision for taxes due to the utilization of net operating loss carryforwards.

3.     Segment  Information.

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

                                         1999         1998
Revenues
---------------------------------
Internet and on-line services      $5,194,345   $4,247,066
Document imaging services             416,730      352,502
                                   ----------   ----------

Total consolidated                 $5,611,075   $4,599,568
                                   ==========   ==========

Income (loss) before income taxes
---------------------------------
Internet and on-line services      $  701,490   $  561,499
Document imaging services            (217,258)    (147,959)
                                   ----------   ----------

Total consolidated                 $  484,232   $  413,540
                                   ==========   ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

GENERAL

     Innodata is a leading provider of Internet and on-line publishing services, providing all the necessary steps for product development and data capture and conversion to enable its customers to publish vast amounts of information both on-line and via the Internet. Innodata's customers represent an array of major secondary electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

THREE  MONTHS  ENDED  MARCH  31,  1999  AND  1998

     Revenues increased 22% to $5,611,075 for the three months ended March 31, 1999 compared to $4,599,568 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased to $5,194,345 in 1999 from $4,247,066 in 1998, or 22%, principally from new customers. During 1999 and 1998, one customer that is comprised of twelve affiliated companies, accounted for 11% and 21% of the Company's Internet and on-line data conversion and content management services revenues, respectively. One other customer accounted for 25% of such revenues in 1999. No other customer accounted for 10% or more of such revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 24% and 20%, respectively, of such revenues. Revenues from the document imaging services segment increased to $416,730 in 1999 from $352,502 in 1998. During 1999 four customers accounted for 27%, 17%, 15% and 10% of the Company's document imaging service revenues, respectively. During the same period in 1998, five other customers accounted for 25%, 19%, 12%, 11% and 10% of such revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $3,455,828 in the first quarter of 1999 and $3,079,682 in the first quarter of 1998, an increase of 12%. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $3,085,900 in 1999 from $2,753,574 in 1998, or 12%. Direct operating expenses as a percentage of revenues were 62% in 1999 and 67% in 1998. The decrease as a percentage of revenues was due primarily to fixed costs that did not increase proportionately with the increased revenues, partially offset by a stronger Philippine peso in 1999. Direct operating expenses in the document imaging services segment increased to $369,928 in 1999 from $326,108 in 1998. The increase in 1999 was due principally to increased labor costs. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,700,789 and $1,104,503 in the first quarter of 1999 and 1998, respectively, representing an increase of 54% in 1999 from 1998. Selling and administrative expenses as a percentage of revenues were 30% in the 1999 quarter compared with 24% in the 1998 quarter. The increase primarily reflects the payroll costs of additional sales and administrative personnel hired at the end of the second quarter and in the third quarter of 1998, and increased commissions on the revenue increase. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     In 1999, the Internet and on-line data conversion and content management services segment realized income before income taxes of $701,490, while the document imaging services segment incurred a loss of $217,258. In 1998, the Internet and on-line data conversion and content management services segment realized income before income taxes of $561,499, while the document imaging services segment incurred a loss of $147,959.

     The Company provided no income taxes in 1998 due to a utilization of net operating loss carryforwards that were not recognized as tax benefits in 1997 for losses incurred in that year.

     As a result of the aforementioned items, the Company realized net income of $290,682 in 1999 and $413,540 in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities was $737,792 for the three months ended March 31, 1999 and $1,011,675 for the 1998 period. Net cash used in investing activities for the purchase of fixed assets for its production facilities was $489,099 for the three months ended March 31, 1999 and $161,678 in 1998. Net cash used in financing activities was $18,633 and $48,851 for the three months ended March 31, 1999 and 1998, respectively.

     The Company expects to make capital expenditures of approximately $2,000,000 for its production facilities in 1999, which is expected to be funded from operations and, if necessary, the line of credit discussed below.

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

     Disclosures in this Form 10-QSB contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition, including in particular, Year 2000 and market risk information. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Forms 10-KSB, S-3 and S-8. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-QSB will in fact occur.

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

             (b) There were no reports on Form 8-K filed during the first quarter of 1999.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION


/s/                          5/12/99
--------------------------   -------
Jack Abuhoff
   President
   Chief Executive Officer

/s/                          5/12/99
--------------------------   -------
Martin Kaye
   Executive Vice President
   Chief Financial Officer