Form 10-Q
period 1999-06-30
INNODATA CORP
filed 1999-08-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1999

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

                             THREE UNIVERSITY PLAZA
                              HACKENSACK, NJ 07601
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 1999 there were 1,507,823 shares of common stock outstanding.

------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements
          --------------------

          See pages 2-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          See pages 8-11

PART ll.  OTHER INFORMATION
--------  -----------------

          See page 12



                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)
                                   -----------



ASSETS

CURRENT ASSETS:
   Cash and equivalents . . . . . . . . . . . . . . . . . . . .  $ 3,649,292
   Accounts receivable-net. . . . . . . . . . . . . . . . . . .    3,862,951
   Prepaid expenses and other current assets. . . . . . . . . .      955,469
   Deferred income taxes. . . . . . . . . . . . . . . . . . . .      376,000
                                                                 ------------

          Total current assets. . . . . . . . . . . . . . . . .    8,843,712

FIXED ASSETS-net. . . . . . . . . . . . . . . . . . . . . . . .    3,517,507

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .      398,324
                                                                 ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,759,543
                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt. . . . . . . . . . . . . .  $    32,821
   Accounts payable and accrued expenses. . . . . . . . . . . .    1,094,078
   Accrued salaries and wages . . . . . . . . . . . . . . . . .    1,502,090
   Income and other taxes . . . . . . . . . . . . . . . . . . .      802,441
                                                                 ------------

          Total current liabilities . . . . . . . . . . . . . .    3,431,430
                                                                 ------------

LONG-TERM DEBT, less current portion. . . . . . . . . . . . . .        6,441
                                                                 ------------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . .      425,000
                                                                 ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued, 1,555,906 shares . . . . . . . . . . . . . . . .       15,559
   Additional paid-in capital . . . . . . . . . . . . . . . . .    9,042,648
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .       59,434
                                                                 ------------

                                                                   9,117,641
    Less: treasury stock-at cost; 48,083 shares . . . . . . . .     (220,969)
                                                                 ------------

          Total stockholders' equity. . . . . . . . . . . . . .    8,896,672
                                                                 ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,759,543
                                                                 ============

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------


                                              1999         1998
REVENUES . . . . . . . . . . . . . . . .  $12,637,030   $8,799,591
                                          ------------  -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses . . . . . .    7,606,516    6,089,488
   Selling and administrative expenses .    3,313,494    2,149,169
   Gain on foreign currency contracts. .            -     (487,458)
   Interest income - net . . . . . . . .      (55,502)        (990)
                                          ------------  -----------

          Total. . . . . . . . . . . . .   10,864,508    7,750,209
                                          ------------  -----------

INCOME BEFORE PROVISION FOR INCOME TAXES    1,772,522    1,049,382

PROVISION FOR INCOME TAXES . . . . . . .      513,550            -
                                          ------------  -----------

NET INCOME . . . . . . . . . . . . . . .  $ 1,258,972   $1,049,382
                                          ============  ===========

BASIC INCOME  PER SHARE. . . . . . . . .         $.84        $.71
                                                 ====        =====

DILUTED INCOME PER SHARE . . . . . . . .         $.75        $.71
                                                 =====       =====


See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------


                                             1999         1998
REVENUES . . . . . . . . . . . . . . . .  $7,025,955   $4,200,023
                                          -----------  -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses . . . . . .   4,150,688    3,009,806
   Selling and administrative expenses .   1,612,705    1,044,666
   Gain on foreign currency contracts. .           -     (487,458)
   Interest income - net . . . . . . . .     (25,728)      (2,833)
                                          -----------  -----------

          Total. . . . . . . . . . . . .   5,737,665    3,564,181
                                          -----------  -----------

INCOME BEFORE PROVISION FOR INCOME TAXES   1,288,290      635,842

PROVISION FOR INCOME TAXES . . . . . . .     320,000            -
                                          -----------  -----------

NET INCOME . . . . . . . . . . . . . . .  $  968,290   $  635,842
                                          ===========  ===========

BASIC INCOME PER SHARE . . . . . . . . .        $.64         $.43
                                                =====        =====

DILUTED INCOME PER SHARE . . . . . . . .        $.55         $.43
                                                =====        =====

See notes to unaudited condensed consolidated financial statements



                           INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                        (Unaudited)
                                        -----------


                                                                      1999         1998
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,258,972   $1,049,382
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .      718,108      549,161
      Gain on foreign currency contracts . . . . . . . . . . . .            -     (487,458)
      Loss on disposal of fixed assets . . . . . . . . . . . . .            -       56,187
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . .     (919,529)     508,007
         Prepaid expenses and other current assets . . . . . . .     (430,342)     233,008
         Other assets. . . . . . . . . . . . . . . . . . . . . .      (21,226)       3,087
         Accounts payable and accrued expenses . . . . . . . . .      620,521      154,390
         Liability for foreign currency contracts. . . . . . . .            -     (912,542)
         Income and other taxes. . . . . . . . . . . . . . . . .      173,825      (81,691)
                                                                  ------------  -----------

             Net cash provided by operating activities . . . . .    1,400,329    1,071,531
                                                                  ------------  -----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets . . . . . . . . . . . . . . . .   (1,328,691)    (362,406)
   Proceeds from disposal of fixed assets. . . . . . . . . . . .            -      106,250
                                                                  ------------  -----------

             Net cash used in investing activities . . . . . . .   (1,328,691)    (256,156)
                                                                  ------------  -----------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options . . . . . . . . . . .       83,666            -
   Purchase of treasury stock. . . . . . . . . . . . . . . . . .            -      (38,372)
   Payments of long-term debt. . . . . . . . . . . . . . . . . .      (41,545)     (61,234)
                                                                  ------------  -----------

             Net cash provided by (used in) financing activities       42,121      (99,606)
                                                                  ------------  -----------

INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .      113,759      715,769
CASH AND EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . .    3,535,533    1,969,852
                                                                  ------------  -----------

CASH AND EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . . . .  $ 3,649,292   $2,685,621
                                                                  ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $    9,884
                                                                  ============  ===========
      Income taxes . . . . . . . . . . . . . . . . . . . . . . .  $   201,000   $        -
                                                                  ============  ===========

See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AMD SUBSIDARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and of cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. The six months ended June 30, 1998 has no provision for taxes due to the utilization of net operating loss carryforwards. The provision for taxes for the second quarter of 1999 was less than the statutory rate due to certain tax holidays available in foreign countries in which the Company operates.

3. In June 1999, the Company granted options to purchase 69,000 shares of its common stock at $8.00 per share.

4.     Segment Information.

The Company's operations are classified in two business segments; Internet and on-line data conversion and content management services and document imaging services.

                                      SIX MONTHS ENDED           THREE MONTHS ENDED
                                             JUNE 30,                JUNE 30,

                                       1999         1998         1999         1998
                                   ------------  -----------  -----------  -----------

Revenues
---------------------------------
Internet and on-line services . .  $12,020,922   $7,960,835   $6,826,577   $3,713,769
Document imaging services . . . .      616,108      838,756      199,378      486,254
                                   ------------  -----------  -----------  -----------

Total consolidated. . . . . . . .  $12,637,030   $8,799,591   $7,025,955   $4,200,023
                                   ============  ===========  ===========  ===========


Income (loss) before income taxes
---------------------------------
Internet and on-line services . .  $ 2,303,734   $1,444,464   $1,602,244   $  882,965
Document imaging services . . . .     (531,212)    (395,082)    (313,954)    (247,123)
                                   ------------  -----------  -----------  -----------

Total consolidated. . . . . . . .  $ 1,772,522   $1,049,382   $1,288,290   $  635,842
                                   ============  ===========  ===========  ===========




Internet and on-line data conversion and content management services provide all the necessary steps for product development and data conversion to enable its customers to disseminate vast amounts of information both on-line and via the Internet. Its customers represent an array of major electronic publishers of legal, scientific, educational and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

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

THREE  MONTHS  ENDED  JUNE  30,  1999  AND  1998

     Revenues increased 67% to $7,025,955 for the three months period ended June 30, 1999 compared to $4,200,023 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased to $6,826,577 in 1999 from $3,713,769 in 1998, or 84%, principally from new customers. During 1999, one customer accounted for 22% of the Company's Internet and on-line data conversion and content management services revenue, while another customer comprised of twelve affiliated companies, accounted for 18% of revenues for the period during 1998. No other customer accounted for 10% or more of the Company's revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 18% and 9%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $199,378 in 1999 from $486,254 in 1998. The decline in 1999 is due principally to the completion of a large one-time project in 1998.
During 1999 two customers accounted for 68% and 11% of the Company's document imaging service revenues, respectively. During the same period in 1998, three other customers accounted for 56%, 18% and 10% of such revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $4,150,688 in the second quarter of 1999 and $3,009,806 in the second quarter of 1998, an increase of 38% in 1999 from 1998. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $3,859,986 in 1999 from $2,464,718 in 1998, or 57%. Direct operating expenses as a percentage of revenues decreased to 59% in the 1999 quarter compared with 72% in 1998. The decrease as a percentage of revenues was due primarily to fixed costs that did not increase proportionately with the increased revenues. Direct operating expenses in the document imaging services segment decreased to $290,702 in 1999 from $545,088 in 1998. The decrease in 1999 was due principally to a staff reduction and reduced direct costs on the lower revenues. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,612,705 and $1,044,666 in the second quarter of 1999 and 1998, respectively, representing an increase of 54% in 1999 from 1998. Selling and administrative expenses as a percentage of revenues were 23% in 1999 compared with 25% in 1998. The increase primarily reflects the payroll costs of additional sales and administrative personnel hired at the end of the third quarter and in the fourth quarter of 1998, and increased commissions on the revenue increase. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     In 1999, the Internet and on-line data conversion and content management services segment realized income before income taxes of $1,602,244, while the document imaging services segment incurred a loss of $313,954. In 1998, the Internet and on-line data conversion and content management services segment realized income before income taxes of $882,965, while the document imaging services segment incurred a loss of $247,123.

     The 1998 period has no provision for taxes, as benefits of net operating loss carry forwards were not previously recognized.

     As a result of the aforementioned items, the Company realized net income of $968,290 in 1999 and $635,842 in 1998.

SIX  MONTHS  ENDED  JUNE  30,  1999  AND  1998

     Revenues increased 43% to $12,637,030 for the six months ended June 30, 1999 compared to $8,799,591 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased to $12,020,922 in 1999 from $7,960,835 in 1998, or 51%, principally from new customers. During 1999, one customer accounted for 24% of the Company's Internet and on-line data conversion and content management services revenue, while another customer comprised of twelve affiliated companies, accounted for 11% of revenues for the period during 1998. No other customer accounted for 10% or more of the Company's revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 20% and 15%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $616,108 in 1999 from $838,756 in 1998. During 1999 one customer accounted for 37% of the Company's document imaging service revenues, respectively. During the same period in 1998, three other customers accounted for 41%, 11% and 10% of such revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $7,606,516 for the six months ended June 30, 1999 and $6,089,488 for the similar period in 1998, an increase of 25% in 1999 from 1998. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $6,945,886 in 1999 from $5,218,293 in 1998, or 33%. Direct operating expenses as a percentage of revenues decreased to 60% in the 1999 period compared with 69% in 1998. The decrease as a percentage of revenues was due primarily to fixed costs that did not increase proportionately with the increased revenues. Direct operating expenses in the document imaging services segment decreased to $660,630 in 1999 from $871,195 in 1998. The decrease in 1999 was due principally to lower labor costs for the reduced revenues.

     Selling and administrative expenses were $3,313,494 and $2,149,169 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 54% in 1999 from 1998. Selling and administrative expenses as a percentage of revenues was 26% in 1999 compared with 24% in 1998. The increase primarily reflects the payroll costs of additional sales and administrative personnel hired at the end of the third quarter and in the fourth quarter of 1998, and increased commissions on the revenue increase.

     The 1998 period has no provision for taxes, as benefits of net operating loss carry forwards were not previously recognized. Net income was $1,258,972 and $1,049,382 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $1,400,329 and $1,071,531 was provided by operating activities for the six months ended June 30, 1999 and 1998, respectively. Net cash of $1,328,691 and $256,156 was used in investing activities in 1999 and 1998, respectively. The increased expenditures in 1999 were primarily utilized for expansion of production capacity. Net cash of $42,121was provided by financing activities in 1999 from the exercise of stock options, while net cash of $99,606 was used in financing activities for the same period in 1998 for purchases of treasury stock and payments of debt.

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

     The Company is in close contact with each of its significant suppliers concerning their Year 2000 readiness status. Suppliers of both products and services are being monitored constantly to determine the necessity and level of contingency for their contribution to our product or services.

     Based on currently available information, the Company expects to attain Year 2000 compliance on or about October 31, 1999. The Company is currently in the midst of the final phase of its compliance program, the testing and contingency phase. The foregoing notwithstanding, the Company plans to have in place contingency plans to deal with the possibility that any component of the Systems fails to pass final testing by such date. Such contingency plans may include, without limitation, implementing substitute production Systems and obtaining services from substitute vendors. The Company does not anticipate that the cost of effecting Year 2000 compliance will have a material impact on the Company's financial condition or results of operations. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either one or more of the Company's critical Systems components or one or more of its critical vendors, including those vendors providing services in foreign countries in which the Company has operations, fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities. Not Applicable
            ---------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable
            ---------------------------------------------------

Item 5.     Other Information. None
            -----------------

Item 6.     (a) Exhibits.
                --------
          Exhibit 27.  Financial Data Schedule

     (b) Form 8-K Report.  None
         ---------------

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION


Date: 8/12/99    /s/
      -------    ----------------------------
                 Jack Abuhoff
                 President
                 Chief Executive Officer

Date: 8/12/99    /s/
      -------    ----------------------------
                 Martin Kaye
                 Executive Vice President
                 Chief Financial Officer