Form 10-Q
period 1999-09-30
INNODATA CORP
filed 1999-11-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1999

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 31, 1999 there were 4,948,323 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 8-12

PART ll.    OTHER INFORMATION
--------     -----------------

            See page 13

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                                   -----------




ASSETS

CURRENT ASSETS:
   Cash and equivalents                                          $ 2,526,926
   Accounts receivable-net                                         5,466,654
   Prepaid expenses and other current assets                       1,204,675
   Deferred income taxes                                             625,000
                                                                 -----------

          Total current assets                                     9,823,255

FIXED ASSETS-net                                                   4,161,813

OTHER ASSETS                                                         562,642
                                                                 -----------

TOTAL                                                            $14,547,710
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $    24,575
   Accounts payable and accrued expenses                             889,930
   Accrued salaries and wages                                      1,806,214
   Income and other taxes                                            231,515
                                                                 -----------

          Total current liabilities                                2,952,234
                                                                 -----------

LONG-TERM DEBT, less current portion                                   7,803
                                                                 -----------

DEFERRED INCOME TAXES                                                425,000
                                                                 -----------

STOCKHOLDERS' EQUITY (NOTE 5):
   Common stock, $.01 par value; authorized, 20,000,000 shares;
       issued,  5,055,447 shares                                      50,554
   Additional paid-in capital                                     10,688,171
   Retained earnings                                                 644,917
                                                                 -----------

                                                                  11,383,642
    Less: treasury stock-at cost;  144,249 shares                   (220,969)
                                                                 -----------

          Total stockholders' equity                              11,162,673
                                                                 -----------

TOTAL                                                            $14,547,710
                                                                 ===========

       See notes to unaudited condensed consolidated financial statements


                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------




                                                     1999          1998

REVENUES                                          $19,709,688   $14,109,397
                                                  -----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                       12,313,614     9,624,379
   Selling and administrative expenses              4,920,670     3,462,089
   Unrealized gain on foreign currency contracts            -      (487,458)
   Interest income - net                              (77,601)       (8,219)
                                                   ----------    ----------
          Total                                    17,156,683    12,590,791
                                                  -----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES            2,553,005     1,518,606

PROVISION FOR INCOME TAXES                            708,550          -
                                                  -----------   -----------
NET INCOME                                        $ 1,844,455   $ 1,518,606
                                                  ============  ===========

BASIC INCOME  PER SHARE                                  $.40          $.34
                                                         ====          ====

WEIGHTED AVERAGE SHARES                             4,577,153     4,437,594
                                                  ===========   ===========

DILUTED INCOME PER SHARE                                 $.35          $.34
                                                         ====          ====

WEIGHTED AVERAGE DILUTED SHARES                     5,203,281     4,504,797
                                                  ===========   ===========

       See notes to unaudited condensed consolidated financial statements


                     INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------




                                            1999          1998

REVENUES                                  $7,072,658   $5,309,806
                                          ----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses               4,707,098    3,534,891
   Selling and administrative expenses     1,607,176    1,312,920
   Interest income - net                     (22,099)      (7,229)
                                          ----------   ----------

          Total                            6,292,175    4,840,582
                                          -----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAXES     780,483      469,224

PROVISION FOR INCOME TAXES                   195,000         -
                                          -----------  ----------

NET INCOME                                $  585,483   $  469,224
                                          ==========   ==========

BASIC INCOME PER SHARE                    $      .12   $      .11
                                          ===========  ===========

WEIGHTED AVERAGE SHARES                    4,760,505    4,421,457
                                          ==========  ===========

DILUTED INCOME PER SHARE                  $      .11   $      .10
                                          ==========   ==========

WEIGHTED AVERAGE DILUTED SHARES            5,562,726    4,576,089
                                          ==========   ==========

       See notes to unaudited condensed consolidated financial statements


                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------




                                                               1999          1998
OPERATING ACTIVITIES:
 Net income                                                 $ 1,844,455   $1,518,606
 Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                             1,172,934      913,180
    Gain on foreign currency contracts                             -        (487,458)
    Loss on disposal of fixed assets                               -          29,634
    Changes in operating assets and liabilities:
       Accounts receivable                                   (2,523,232)     376,284
       Prepaid expenses and other current assets               (688,048)     181,204
       Other assets                                              91,328       77,524
       Accounts payable and accrued expenses                    720,497      679,368
       Liability for foreign currency contracts                    -        (912,542)
       Income and other taxes                                   310,899     (227,068)
                                                            -----------   ----------

           Net cash provided by operating activities            928,833    2,148,732
                                                            -----------   ----------

INVESTING ACTIVITIES:
 Expenditures for fixed assets                               (2,696,195)    (642,023)
 Proceeds from disposal of fixed assets                            -         132,803
                                                            -----------   ----------

           Net cash used in investing activities             (2,696,195)    (509,220)
                                                            ------------  -----------

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                        807,184       -
 Purchase of treasury stock                                        -         (38,372)
 Payments of long-term debt                                     (48,429)     (92,086)
                                                             ----------    ---------

             Net cash provided by (used in) financing
                       activities                               758,755     (130,458)
                                                             ----------   ----------

(DECREASE) INCREASE IN CASH                                  (1,008,607)   1,509,054
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     3,535,533    1,969,852
                                                           ------------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 2,526,926   $3,478,906
                                                            ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                              $     4,645   $   13,501

      Income taxes                                          $   278,000   $     -

       See notes to unaudited condensed consolidated financial statements


                      INNODATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                   -----------

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and of cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

2. The nine months ended September 30, 1998 has no provision for taxes due to the utilization of net operating loss carryforwards. The provision for taxes for the nine months ended September 30, 1999 was less than the statutory rate due to certain tax holidays available in foreign countries in which the Company operates.

3. During1999, the Company granted options to purchase 375,000 shares of its common stock at prices ranging from $2.66 - 9.00 per share. During the nine months ended September 30, 1999 options to purchase 435,243 shares of the Company's common stock were exercised, resulting in proceeds of $807,184.

4.     Segment Information.

The Company's operations are classified in two business segments: Internet and on-line data conversion; and content management services and document imaging services.


                                     NINE MONTHS ENDED        THREE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                      1999         1998         1999         1998
                                      ----         ----         ----         ----
Revenues
--------
Internet and on-line services     $18,806,333  $12,640,794  $6,785,411  $4,679,959
Document imaging services             903,355    1,468,603     287,247     629,847
                                  -----------  -----------    --------  ----------
Total consolidated                $19,709,688  $14,109,397  $7,072,658  $5,309,806
                                  ===========  ===========  ==========  ==========

Income (loss) before income taxes
---------------------------------
Internet and on-line services     $ 3,153,330  $ 2,377,768  $  849,596  $  926,311
Document imaging services            (600,325)    (859,162)    (69,113)   (457,087)
                                  -----------  -----------  ----------  ----------
Total consolidated                $ 2,553,005  $ 1,518,606  $  780,483  $  469,224
                                  ===========  ===========  ==========  ==========





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

5. On August 17, 1999, the Company declared a three-for-one stock split in the form of a stock dividend payable on September 9, 1999 to stockholders of record on August 31, 1999. The financial statements and notes thereto have been retroactively adjusted to reflect such stock split.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     INNODATA is a leading provider of Internet and online data conversion and content management services, providing all the necessary steps from data capture to product development to enable its customers to publish vast amounts of information both online and via the Internet. Innodata's customers represent an array of major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

     Revenues increased 33% to $7,072,658 for the three months ended September 30, 1999 compared to $5,309,806 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased to $6,785,411 in 1999 from $4,679,959 in 1998, or 45%, principally from new customers. During 1999, one customer accounted for 22% of the Company's Internet and on-line data conversion and content management services revenue, while another customer comprised of twelve affiliated companies, accounted for 20% of such revenues for the period during 1998. No other customer accounted for 10% or more of the Company's revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 17% and 24%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $287,247 in 1999 from $629,847 in 1998. The decline in 1999 is due principally to the completion of a large one-time project. During 1999 three customers accounted for 57%, 21% and 12% of the Company's document imaging service revenues, respectively. During the same period in 1998, one other customer accounted for 67% of such revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $4,707,098 in the third quarter of 1999 and $3,534,891 in the third quarter of 1998, an increase of 33% in 1999 from 1998. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $4,426,945 in 1999 from $2,707,594 in 1998, or 64%. Direct operating expenses as a percentage of revenues were 65% in 1999 and 58% in 1998. The percentage increase during the third quarter of 1999 was due to hiring and training of a significant number of production employees to prepare for an anticipated increase in projects commencing in the fourth quarter and next year. Direct operating expenses in the document imaging services segment decreased to $280,153 in 1999 from $827,297 in 1998. The decrease in 1999 was due principally to a staff reduction and reduced direct costs on the lower revenues. Direct operating expenses include primarily direct payroll, telecommunications, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,607,176 and $1,312,920 in the third quarter of 1999 and 1998, respectively, representing an increase of 22% in 1999 from 1998. Selling and administrative expenses as a percentage of revenues were 23% in 1999 compared with 25% in 1998. The increased dollar amount is due to commissions on the revenue increase and additional payroll costs of personnel hired in the third and fourth quarter of 1998. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     In 1999, the Internet and on-line data conversion and content management services segment realized income before income taxes of $849,596, while the document imaging services segment incurred a loss of $69,113. In 1998, the Internet and on-line data conversion and content management services segment realized income before income taxes of $926,311, while the document imaging services segment incurred a loss of $457,087.

     The 1998 period has no provision for taxes, as benefits of net operating loss carry forwards were not previously recognized. The provision for taxes for the three months ended September 30, 1999 was less than the statutory rate due to certain tax holidays available in foreign countries in which the Company operates.

     As a result of the aforementioned items, the Company realized net income of $585,483 in 1999 and $469,224 in 1998.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

     Revenues increased 40% to $19,709,688 for the nine months ended September 30, 1999 compared to $14,109,397 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased to $18,806,333 in 1999 from $12,640,794 in 1998, or 49%, principally from new customers. During 1999, one customer accounted for 23% of the Company's Internet and on-line data conversion and content management services revenue, while another customer comprised of twelve affiliated companies, accounted for 21% of such revenues for the period during 1998. No other customer accounted for 10% or more of the Company's revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 13% and 15%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $903,355 in 1999 from $1,468,603 in 1998. During 1999 two customers accounted for 34% and 18% of the Company's document imaging service revenues, respectively. During the same period in 1998, two other customers accounted for 52% and 12% of such revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $12,313,614 for the nine months ended September 30, 1999 and $9,624,379 for the similar period in 1998, an increase of 28% in 1999 from 1998. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $11,372,828 in 1999 from $7,925,887 in 1998, or 43%. Direct operating expenses as a percentage of revenues decreased to 60% in the 1999 period compared with 63% in 1998. The decrease as a percentage of revenues was due primarily to fixed costs that did not increase proportionately with the increased revenues. Direct operating expenses in the document imaging services segment decreased to $940,786 in 1999 from $1,698,492 in 1998. The decrease in 1999 was due principally to lower labor costs for the reduced revenues.

     Selling and administrative expenses were $4,920,670 and $3,462,089 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 42% in 1999 from 1998. Selling and administrative expenses as a percentage of revenues were 25% in 1999 and 1998. The increased dollar amount is due to commissions on the revenue increase and additional payroll costs of personnel hired in the third and fourth quarter of 1998.

     The 1998 period has no provision for taxes, as benefits of net operating loss carry forwards were not previously recognized. The provision for taxes for the nine months ended September 30, 1999 was less than the statutory rate due to certain tax holidays available in foreign countries in which the Company operates.

     Net income was $1,844,455 and $1,518,606 for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of $928,833 and $2,148,732 was provided by operating activities for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was primarily due to an increase in accounts receivable. Net cash of $2,696,195 and $509,220 was used in investing activities in 1999 and 1998, respectively. The increased expenditures in 1999 were primarily utilized for expansion of production capacity. Net cash of $758,755 was provided by financing activities in 1999, primarily from the exercise of stock options, while net cash of $130,458 was used in financing activities for the same period in 1998 for purchases of treasury stock and payments of debt.

     The Company expects to make capital expenditures of approximately $3,000,000 during the next 12 months, principally for continued production facility expansion and equipment upgrades, which is expected to be funded from operations and, if necessary, the line of credit discussed below. In addition, in connection with a recently signed agreement containing potentially significant production requirements, the Company may be required to build two additional automated, consolidated offshore production facilities to perform these services. The Company expects that the cost of such facilities would be financed in part internally and in part from a combination of external sources, including equipment financing from original equipment manufacturers and others, and debt and equity financing.

     The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand. The line is believed to be sufficient for the Company's cash requirements.

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

     The Company replaced older, non-compliant Systems components as a means by which to obtain Year 2000 compliance and to obtain increased functionality and efficiency. These new Systems components will cost approximately $500,000, most of which will be capitalized as fixed assets. All such historical costs have been funded out of existing cash and cash flows from operations, and the Company expects that future costs will be funded similarly.

     The Company is in close contact with each of its significant suppliers concerning their Year 2000 readiness status. Suppliers of both products and services are being monitored constantly to determine the necessity and level of contingency for their contribution to our product or services.

     Based on currently available information, the Company has substantially completed its Year 2000 compliance process. The Company is currently in the midst of the final testing phase of its contingency planning. The foregoing notwithstanding, the Company plans to have in place contingency plans to deal with the possibility that any component of the Systems fails to pass final testing by such date. Such contingency plans may include, without limitation, implementing substitute production Systems and obtaining services from substitute vendors. Nevertheless, achieving actual Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either one or more of the Company's critical Systems components or one or more of its critical vendors, including those vendors providing services in foreign countries in which the Company has operations, fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities. Not Applicable
            ---------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

     The following matters were voted on at the October 21, 1999 Annual Meeting of Stockholders. The total shares voted were 4,248,015.








                                FOR     AGAINST  ABSTAIN
                             ---------  -------  -------
ELECTION OF DIRECTORS:
  Jack Abuhoff              4,231,851   16,164
  Albert Drillick           4,231,781   16,234
  E. Bruce Fredrikson       4,231,851   16,164
  Barry Hertz               4,231,851   16,164
  Martin Kaye               4,231,851   16,164
  Morton Mackof             4,231,781   16,234
  Todd Solomon              4,231,851   16,164
  Stanley Stern             4,231,781   16,234

APPOINTMENT OF AUDITORS:    4,232,469    6,000    9,546



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


INNODATA  CORPORATION


Date:     11/12/99
                                   -----------------------------------

                                   Jack Abuhoff
                                   President
                                   Chief Executive Officer

Date:     11/12/99
                                   -----------------------------------
                                   Martin Kaye
                                   Executive Vice President
                                   Chief Financial Officer