Form 10-K/A
period 1999-12-31
INNODATA CORP
filed 2000-03-30
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

(Mark One)
/x/ Annual report under section 13 or 15(d) of the Securities Exchange Act of
1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                             -----------------

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER  0-22196

                              INNODATA CORPORATION
             (Exact name of registrant as specified in its charter)
                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                             THREE UNIVERSITY PLAZA
                             HACKENSACK, NEW JERSEY
                     (Address of principal executive offices)

                                      07601
                                   (Zip Code)

                                 (201) 488-1200
                         (Registrant's telephone number)

                                   13-3475943
                      (I.R.S. Employer Identification No.)

                                      07601
                                   (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
$.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/   No / /

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/


State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 29, 2000 of $11.375 per share. $42,997,000
                                         ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   5,018,734 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]

                                     PART I
                                     ------


ITEM  1.  DESCRIPTION  OF  BUSINESS.

GENERAL

     Innodata Corporation ("Innodata" or the "Company") is a leading provider of Internet and on-line data conversion, content architecture, and content management services, providing all the necessary steps to enable its customers to create and disseminate vast amounts of information both on-line and via the Internet. The Company's operations are classified in two business segments:
Internet and On-Line Data Conversion and Content Management Services, and Document Imaging Services. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report for further information about the Company's business segments.

     The Company was incorporated in Delaware in June 1988, maintains its executive offices in Hackensack, New Jersey, and employs globally approximately 6,000 persons in offices in Hackensack, New Jersey; Garden Grove, California; London, U.K.; Manila, The Philippines; Cebu, The Philippines; Delhi, India; and Colombo, Sri Lanka.

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

     One customer accounted for 17%, 13% and 10% of the Company's Internet and on-line data conversion and content management services revenues in 1999, 1998 and 1997, respectively. During 1998 and 1997, one other customer that is comprised of twelve affiliated companies, accounted for 21% and 16% of such revenues, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1999, 1998 and 1997, export revenues, all of which were derived from European customers, accounted for 21%, 22% and 24%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

     During 1999, three customers accounted for 30%, 16% and 12%, respectively, of the Company's document imaging service revenues. Another customer accounted for 53% and 11% of such revenues in 1998 and 1997, respectively. No other customer accounted for 10% or more of such revenues.

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

INTERNET AND ON-LINE DATA CONVERSION AND CONTENT MANAGEMENT SERVICES
--------------------------------------------------------------------

     Innodata's customers represent an array of major Internet content providers of business to business (B to B) Internet commerce companies and electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing theirproprietary information into electronic resources that can be referenced via web-centric applications.

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

     To accomplish this, the Company utilizes high speed scanning and a variety of commercial and proprietary OCR/ICR (optical/intelligent character recognition) applications, in concert with structured methodologies and work flow processes designed to accomplish rapid turnaround of data with high degrees of accuracy (typically guaranteeing up to 99.995% character accuracy). Its systems enable multiple production processes to be performed simultaneously at one or more of its production sites. In addition, the Company uses a wide variety of advanced tools for data enhancement and validation, and its Conversion Engineers create automatic procedures - utilizing industry standards such as Omnimark, DynaText, Adept, etc. - to ensure validated SGML or XML structure for legacy data files. Finally, Editorial Specialists enhance the structured files by adding hyperlinks, tagging and inserting electronic markers.

     In addition, the Company converts a broad range of legacy-formatted data and proprietary electronic formatted data to SGML and SGML-related electronic files. The Company maintains a staff of experienced engineers and programmers who utilize custom conversion filters and parsers for this purpose.

     Two of the Company's conversion facilities have been accorded ISO 9003 and 9002 Certifications. The ISO 9000-series certification program is an internationally recognized marque of quality assurance and process conformity. Regularly scheduled ISO audits assure a high degree of staff acuity to the documented processes and serve to build accountability within all levels of the Company's delivery organizations. Increasingly, customers rely on their vendors' conformity to documented processes and promised quality levels when making purchasing decisions. Innodata's adoption of the ISO program has resulted in such processes having become engrained in its operating culture, which in turn serves as a major contributor to generating and maintaining customer confidence in the Company's ability to make deliveries as promised.

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

DOCUMENT IMAGING SERVICES
-------------------------

     The Company also provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing. After conversion, these documents are stored on various optical and magnetic media to populate document management systems such as Documentum and FileNet. The Company is continuing a gradual phase-out of these services.

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

FACTORS AFFECTING BUSINESS OVERSEAS

     While the major part of the Company's operations are carried on in the Philippines, India and Sri Lanka, the Company's headquarters are in the United States and its customers to date have all been located in North America and Europe. As a result, the Company is not as affected by economic conditions overseas as it would be if it depended on revenues from sources internal to those countries. However, such adverse economic factors as inflation, external debt, negative balance of trade, political pressure to raise salaries, and underemployment may significantly impact the Company.

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

     The Philippine and Indian operations are conducted through wholly-owned subsidiaries that have been granted income tax holidays through April 1, 2000 and December 31, 2004, respectively. Accordingly, no income taxes will be payable on earnings from operations of the subsidiaries during such periods, unless repatriated to the U.S. The Company is seeking an additional one-year period with respect to the Philippine subsidiary.

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

EMPLOYEES

     As of February 29, 2000, the Company employed an aggregate of approximately 50 persons in the United States and the United Kingdom, and approximately 6,000 persons in the Philippines, Sri Lanka and India.

     Certain employees at the Company's Manila facilities are members of a union. The Company reached agreement in 1996 on a collective bargaining agreement which provides for approximately 12% wage increases per annum plus one-half of any government mandated increases for the five years ending March 31, 2001.

     No other of the Company's employees are represented by any labor union. The Company believes that its relations with its employees are satisfactory.


Production Staff; Recruitment and Training-Philippines
------------------------------------------------------

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


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal Manila, Philippines premises are occupied under a five-year lease which expires on December 31, 2003 and which is cancelable at the Company's option. The premises consist of a four-story, 45,000 square foot building with a separate cafeteria building. The lease provides for monthly payments of approximately $23,000.

     The Company's operations in the Philippines city of Cebu are conducted in approximately 25,000 square feet of space leased through 2004, cancelable at the Company's option, at a monthly rental of approximately $13,000.

     The Company has a lease for a 12,000 square foot office and production facility located in Hackensack, New Jersey. The lease provides for monthly rental payments of approximately $25,000 through December 2009. In addition, the Company leases a 6,000 square foot office and production facility in California for approximately $5,000 per month. The lease expires in February 2002.

     The Company leases its production facility in India for an aggregate annual amount of approximately $180,000 for a term expiring in September 2002.

     The Company's operations in Colombo, Sri Lanka are conducted in approximately 10,000 square feet of space leased through July 2001, cancelable at the Company's option, at a monthly rental of approximately $4,000.

     The Company believes that it maintains adequate fire, theft and liability insurance for its facilities and that its facilities are adequate for its present needs.


ITEM 3.  LEGAL PROCEEDINGS.

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     See Part II, Item 4 of Form 10-QSB for September 30, 1999 as to results of voting at the Company's Annual Meeting held on October 21, 1999.



ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's Common Stock is quoted on the Nasdaq National Market System since February 3, 2000 under the symbol "INOD." Prior thereto it was listed on the Nasdaq SmallCap Market. On February 29, 2000, there were 105 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 3,500.

     The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 1999, after giving retroactive effect to a three-for-one stock split on September 9, 1999.



                         COMMON STOCK
                          SALE PRICES

    1998                HIGH      LOW
    ----                ----       ---

First Quarter           31/32     3/8
Second Quarter        2--3/32     3/8
Third Quarter         3--5/32     1--5/32
Fourth Quarter       2--25/32     1--3/16

    1999
    ----

First Quarter        3--31/32     1--53/64
Second Quarter       5--37/64     2--43/64
Third Quarter        13--5/64     2--13/16
Fourth Quarter        14--3/8     6--1/32


DIVIDENDS

      The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company declared a three-for-one stock split on August 17, 1999 which was paid on September 9, 1999.


ITEM 6.  SELECTED FINANCIAL DATA





Year ended
December 31,        1,999        1,998        1,997        1,996        1,995

REVENUES         $27,490,138  $19,593,353  $20,116,935  $20,536,448  $20,767,405
                 -----------  -----------  -----------  ------------ -----------

OPERATING COSTS
AND EXPENSES
 Direct
  operating
  costs           17,853,702   13,068,660   16,007,051   16,783,595   14,044,067
 Selling and
  administrative   6,783,313    4,982,127    5,283,891    4,799,739    4,344,793
 Restructuring
  costs,
  impairment
  of assets
  and other             -         133,141    1,500,000          -            -
 (Gain) loss on
   settlement of
   currency contracts   -        (487,458)   1,400,000         -            -
 Interest expense     10,542       77,594       85,595       36,383       18,476
 Interest income    (111,143)     (98,391)     (59,384)    (123,771)    (151,319)
                   ----------  -----------  ----------  ------------  ----------

          Total   24,536,414   17,675,673   24,217,153   21,495,946   18,256,017
                ------------  -----------  -----------  ----------  -----------

INCOME (LOSS)
  BEFORE INCOME
    TAXES
      (BENEFIT)    2,953,724    1,917,680   (4,100,218)    (959,498)   2,511,388
INCOME TAXES
  (BENEFIT)          841,000     (332,000)     100,000     (357,000)   1,000,000
                 -----------  -----------  -----------  -----------  -----------

NET
  INCOME (LOSS)  $ 2,112,724  $ 2,249,680  $(4,200,218)  $ (602,498)  $1,511,388
                  ===========  ===========  ===========  ===========  ===========

BASIC INCOME
(LOSS) PER SHARE        $0.45        $0.51       $(0.93)      $(0.13)       $0.34
                        =====        =====       ======       ======        =====

DILUTED INCOME
  (LOSS) PER SHARE      $0.40        $0.50       $(0.93)      $(0.13)       $0.32
                        =====        =====       ======       ======        =====

CASH DIVIDENDS
 PER SHARE                -            -            -            -            -
                       =====        =====       ======       ======        =====


As of December 31,    1999         1998         1997         1996        1995

WORKING CAPITAL   $ 5,965,818  $ 4,749,101  $ 2,091,848  $ 4,774,121  $ 6,247,708
                 ============  ===========  ===========  ===========  ===========

TOTAL ASSETS      $15,645,877  $10,595,508  $10,029,247  $12,416,296  $12,538,694
                 ===========   ===========   ==========  ===========  ===========

LONG-TERM DEBT    $    5 ,188  $    24,089  $    79,604  $   195,960  $    92,180
                  ===========   ===========   =========  == ========   ==========

STOCKHOLDERS'
  EQUITY          $11,652,094  $ 7,485,438  $ 5,254,133  $ 9,477,471  $ 9,747,655
                  ===========  ===========   =========== ===========  ===========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     Revenues increased 40% to $27,490,138 for the year ended December 31, 1999 compared to $19,593,353 for the similar period in 1998. Revenues from the Internet and on-line data conversion and content management services segment increased 52% to $26,459,447 in 1999 from $17,401,346 in 1998. The increase was due principally to new projects from existing and new customers. Based on a contract signed in 1999 and additional large projects presently under negotiation, the Company anticipates revenues in 2000 to continue to increase significantly. During 1998, one customer that is comprised of twelve affiliated companies, accounted for 21% of the Company's Internet and on-line data conversion and content management services revenues. One other customer accounted for 17% and 13% of such revenues in 1999 and 1998, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 21% and 22%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $1,030,691 in 1999 from $2,192,007 in 1998. These revenues are expected to decline in the future and represent an insignificant percentage of the Company's business. During 1999, three customers accounted for 30%, 16% and 12%, respectively, of such revenues. During 1998, one other customer accounted for 53% of the Company's document imaging service revenues. No other customer accounted for 10% or more of such revenues.

     Direct operating expenses were $17,853,702 for the year ended December 31, 1999 and $13,068,660 for the similar period in 1998, an increase of 37%. Direct operating expenses for the Internet and on-line data conversion and content management services increased to $16,712,563 in 1999 from $10,701,569 in 1998, or 56%. Direct operating expenses as a percentage of revenues were 63% in 1999 and 61% in 1998. The increase in 1999 is due to costs incurred for the increased revenues, as well as training costs for new production employees required to meet the anticipated growth in revenues. Direct operating expenses in the document imaging services segment decreased to $1,141,139 in 1999 from $2,367,091 in 1998. The decrease in 1999 was due principally to management's efforts to address decreasing revenues. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, freight, computer services, supplies and occupancy.

     Selling and administrative expense was $6,783,313 and $4,982,127 for the years ended December 31, 1999 and 1998, respectively, representing an increase of 36% in 1999 from 1998. Selling and administrative expense as a percentage of revenues was 25% in 1999 and 1998. The increase primarily reflects the addition of sales and technical support staff, as well as increased commissions commensurate with increased revenues. Selling and administrative expense includes management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.


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

     In the second quarter of 1998, the Company reached an agreement regarding certain disputed currency contracts. This resulted in a reduction of an estimated liability previously provided by $487,000 that was recognized as a gain.

     In 1999, the Internet and on-line data conversion and content management services segment realized income before income taxes of $3,523,682, while the document imaging services segment incurred a loss of $569,958. In 1998, the Internet and on-line data conversion and content management services segment realized income before income taxes of $3,151,928, while the document imaging services segment incurred a loss of $1,234,248, including a write-off of goodwill in the amount of $382,000.

     In 1999, income taxes were lower as a percentage of income before income taxes than the federal statutory rate due to certain overseas income that will
not be taxed due to tax holidays granted to the Company.   The Company
recognized a benefit from income taxes in 1998 from a reduction in the tax valuation allowance and a utilization of net operating loss carryforwards that were not recognized as tax benefits in 1997 for losses incurred in that year.

     As a result of the aforementioned items, the Company realized net income of $2,112,724 in 1999 and $2,249,680 in 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues decreased 3% to $19,593,353 for the year ended December 31, 1998 compared to $20,116,935 for the similar period in 1997. Revenues from the Internet and on-line data conversion and content management services segment decreased to $17,401,346 in 1998 from $18,032,232 in 1997. The 1997 period included approximately $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued. During 1998 and 1997, one customer that is comprised of twelve affiliated companies, accounted for 21% and 16% of the Company's Internet and on-line data conversion and content management services revenues, respectively. One other customer accounted for 13% and 10% of such revenues in 1998 and 1997, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1998 and 1997, export revenues, all of which were derived from European customers, accounted for 22% and 24%, respectively, of such revenues. Revenues from the document imaging services segment increased to $2,192,007 in 1998 from $2,084,703 in 1997. During 1998 and 1997, one customer accounted for 53% and 11% of the Company's document imaging service revenues, respectively. Another customer accounted for 10% of such revenues in 1997. No other customer accounted for 10% or more of such revenues.


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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $2,878,086 in 1999 from $2,547,013 in 1998. Net cash of $3,890,848 and $841,710 was used in investing activities in 1999 and 1998, respectively, for the purchase of fixed assets. The significant increase in 1999 was due to the expansion of production facilities and new workstations for additional production staff to meet increased revenues and anticipated future revenue increases. Net cash provided by financing activities was $857,471 in 1999, principally from proceeds from the exercise of stock options compared to $139,622 used in 1998 for financing activities to repay borrowings.

     The Company expects to make capital expenditures of approximately $6,000,000 during the next 12 months, principally for continued production facility expansion and equipment upgrades, and for its new automated, offshore production facility. The Company expects these costs to be financed in part internally and in part from a combination of external sources, including its line of credit, equipment financing from original equipment manufacturers and others, and debt and equity financing.

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

     Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, the ability of the Company's customers to continue to execute their business plans which give rise to increased requirements for data conversion, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At December 31, 1999, there were no outstanding borrowings under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.

ITEM 8.  FINANCIAL STATEMENTS.

                      INNODATA CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----

Independent Auditors' Report                                          II-9
Consolidated Balance Sheets as of December 31, 1999 and 1998         II-10
Consolidated Statements of Operations for the three
years ended December 31, 1999                                        II-11
Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 1999                                        II-12
Consolidated Statements of Cash Flows for the three
years ended December 31,1999                                         II-13
Notes to Consolidated Financial Statements                        II-14-24



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Innodata Corporation
Hackensack, New Jersey


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Grant Thornton LLP
New York, New York
March 2, 2000


                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998





                                                    1999          1998
ASSETS

CURRENT ASSETS:
  Cash and equivalents                         $ 3,380,242   $ 3,535,533
  Accounts receivable-net of allowance
    for doubtful accounts
     of $580,000 in 1999 and
        $425,000 in 1998                         5,247,428     2,943,422
  Prepaid expenses and other current assets        396,743       555,127
  Deferred income taxes                            540,000       376,000
                                                ----------    ----------

               Total current assets              9,564,413     7,410,082

FIXED ASSETS-Net                                 4,891,992     2,669,892

OTHER ASSETS                                     1,189,472       515,534
                                                ----------  ------------

TOTAL                                          $15,645,877   $10,595,508
                                               ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $    19,629   $    56,718
  Accounts payable and accrued expenses          1,553,585     1,295,347
  Accrued salaries and wages                     1,529,753       849,608
  Income and other taxes                           495,628       459,308
                                                ----------  ------------

               Total current liabilities         3,598,595     2,660,981
                                               -----------  ------------

LONG-TERM DEBT, less current portion                 5,188        24,089
                                              ------------  ------------

DEFERRED INCOME TAXES                              390,000       425,000
                                              ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-authorized
    20,000,000 shares; issued 5,133,943
    shares in 1999 and 4,585,206 shares
    in 1998                                         51,339        45,852
  Additional paid-in capital                    10,908,538     8,860,093
  Retained earnings (deficit)                      913,186    (1,199,538)
                                              ------------  ------------

                                                11,873,063     7,706,407
  Less: treasury stock -
    at cost; 144,249 shares                       (220,969)     (220,969)
                                               -----------  ------------

          Total stockholders' equity            11,652,094     7,485,438
                                              ------------  ------------

TOTAL                                          $15,645,877   $10,595,508
                                               ===========  ============

See notes to consolidated financial statements






                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                       1999          1998          1997
                                   ------------  ------------  ------------

REVENUES                             $27,490,138   $19,593,353   $20,116,935
                                    ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Direct operating costs           17,853,702    13,068,660    16,007,051
     Selling and administrative
         expenses                      6,783,313     4,982,127     5,283,891
     Restructuring costs, impairment
         of assets and other                -         133,141     1,500,000
     (Gain) loss on foreign currency
         contracts                          -         (487,458)    1,400,000
     Interest expense                     10,542        77,594        85,595
     Interest income                    (111,143)      (98,391)      (59,384)
                                     ------------  ------------  ------------

                    Total             24,536,414    17,675,673    24,217,153
                                    ------------  ------------  ------------

INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES (BENEFIT)        2,953,724     1,917,680    (4,100,218)

PROVISION FOR INCOME TAXES (BENEFIT)     841,000      (332,000)      100,000
                                     ------------  ------------  -----------

NET INCOME (LOSS)                     $ 2,112,724   $ 2,249,680   $(4,200,218)
                                      ============  ===========   ===========

BASIC INCOME (LOSS                          $0.45         $0.51        $(0.93)
                                            =====         =====        ======

DILUTED INCOME (LOSS) PER SHARE             $0.40         $0.50        $(0.93)
                                            ======         =====        ======

See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                  ADDITIONAL   RETAINED
               COMMON    STOCK     PAID-IN     EARNINGS   TREASURY
              SHARES     AMOUNT    CAPITAL     (DEFICIT)    STOCK       TOTAL
               ------     ------    -------     ---------  --------      -----

January
 1, 1997      4,565,208  $ 45,652 $8,824,696    $751,000 $(143,877)  $9,477,471

 Net loss          -         -          -     (4,200,218)     -      (4,200,218)

 Warrant
  costs for
  consulting
  arrangement       -        -       15,600        -         -          15,600

 Purchase of
  treasury
  stock             -        -          -           -      (38,720)     (38,720)
             ----------  -------- ----------  ---------- ---------    ---------

December
 31, 1997     4,565,208    45,652  8,840,296  (3,449,218) (182,597)   5,254,133

  Net income       -         -          -      2,249,680      -       2,249,680

 Issuance of
  common
  stock
  upon
  exercise
  of stock
  options        19,998       200     19,797       -          -          19,997

  Purchase of
    treasury
    stock           -        -          -           -       (38,372)     (38,372)
               ----------   ------  --------- -----------  --------    ---------

December
  31, 1998    4,585,206    45,852  8,860,093  (1,199,538)  (220,969)   7,485,438

  Net income       -         -         -       2,112,724      -       2,112,724

 Issuance of
  common
  stock
  upon
  exercise
  of stock
  options       513,739     5,137     908,324        -        -         913,461

 Issuance of
  common stock
   for software
     development 34,998       350      68,246        -        -          68,596

  Income tax
   benefit
   from exercise
   of stock
   options         -         -      1,071,875        -        -       1,071,875
              ----------    ------ ----------  ---------- ---------  ----------

December
 31, 1999     $5,133,943  $51,339 $10,908,538   $913,186 $(220,969) $11,652,094
              ==========  ======= ===========   ======== =========  ===========

See notes to consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                       1999          1998          1997
                                       ----          ----          ----

OPERATING ACTIVITIES:
  Net income (loss)                  $2,112,724   $2,249,680  $(4,200,218)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
    Depreciation and amortization     1,797,031    1,322,721    1,321,555
  Tax benefit from exercise
     of options                       1,071,875         -            -
  Restructuring costs, impairment
     of assets and other                   -         133,141    1,500,000
  Loss (gain) on disposal
    of fixed assets                      71,630      (74,399)        -
  (Gain) loss on foreign
    currency contracts                     -        (487,458)   1,400,000
  Deferred income taxes                (199,000)    (482,000)     400,000
  Changes in operating
  assets and liabilities:
    Accounts receivable              (2,304,006)     419,834      529,363
    Prepaid expenses and
     other current assets              (326,131)     120,459      304,924
    Other assets                        (73,565)      23,660     (116,769)
    Accounts payable and
     accrued expenses                   258,238      (76,805)    (104,330)
    Liability for foreign
     currency contracts                    -        (912,542)        -
    Accrued salaries and wages          680,145      208,422       15,707
    Income and other
     taxes payable                     (210,855)     102,300       78,439
                                   ------------   ----------   ----------

    Net cash provided by
      operating activities            2,878,086    2,547,013    1,128,671
                                   ------------   ----------   ----------

INVESTING ACTIVITIES:
  Expenditures for fixed assets      (3,890,848)  (1,024,622)  (1,015,088)
  Proceeds from disposal of
   fixed assets                            -         182,912         -
                                    -----------   ----------  -----------

  Net cash used in
    investing activities             (3,890,848)    (841,710)  (1,015,088)
                                      ---------    ---------   ----------

FINANCING ACTIVITIES:
  Proceeds from borrowings                 -           -          577,000
  Payments of borrowings                (55,990)    (121,247)    (779,204)
  Proceeds from exercise of
    stock options                       913,461       19,997         -
  Purchase of treasury stock               -         (38,372)     (38,720)
                                    -----------    ---------   ----------
    Net cash provided by
     (used in) financing activities     857,471     (139,622)    (240,924)
                                     ----------    ----------   ---------

(DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                        (155,291)   1,565,681     (127,341)
CASH AND EQUIVALENTS, BEGINNING
    OF YEAR                           3,535,533    1,969,852    2,097,193
                                     ----------   ----------  -----------

CASH AND EQUIVALENTS, END OF YEAR    $ 3,380,242   $3,535,533  $ 1,969,852
                                     ===========   ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                         $    10,542    $  32,524    $  85,595
    Income taxes                     $   310,698    $    -       $    -

See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") is a leading provider of Internet and on-line data conversion, content architecture, and content management services, providing all the necessary steps to enable its customers to create and disseminate vast amounts of information both online and via the Internet. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     REVENUE RECOGNITION - Revenue is recognized in the period in which services are performed.

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 1999 and 1998 were translated at the exchange rate in effect as of those dates. In 1997, the Company recognized a gain of $125,000 resulting from such foreign currency translation. Exchange gains and losses in 1999 and 1998 resulting from such transactions were immaterial.

     STATEMENT OF CASH FLOWS - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     DEPRECIATION - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets which are as follows:

                             ESTIMATED USEFUL
CATEGORY                           LIVES

Equipment                       3-5 years
Furniture and fixtures         5-10 years


     Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     INCOME TAXES - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

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

     INCOME (LOSS) PER SHARE - Basic earnings (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds and tax benefits received from the exercise, based on average prices during the year.


2.     FIXED  ASSETS

     Fixed assets, stated at cost less accumulated depreciation and amortization, consist of the following:

DECEMBER 31,                       1999                1998

Equipment                      $9,522,707          $6,647,870
Furniture and fixtures            501,768             427,807
Leasehold improvements          1,045,865             678,557
                                ---------          ----------

          Total                11,070,340           7,754,234

Less accumulated depreciation
     and amortization           6,178,348           5,084,342
                               ----------         -----------

                               $4,891,992          $2,669,892
                               ==========          ===========

     As of December 31, 1999 and 1998, the net book value of fixed assets located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $4,217,000 and $1,553,000, respectively. In addition, equipment financed by capital leases has a net book value of $30,000 at December 31, 1999.

3.     INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:




                                                1999        1998        1997
Current income tax expense (benefit):
     Foreign                               $     -      $  50,000   $    -
     Federal                                  884,000      55,000    (300,000)
     State and local                          156,000      45,000        -
                                            ---------    --------  -----------
                                            1,040,000     150,000    (300,000)

Deferred income tax (benefit) expense        (199,000)   (482,000)    400,000
                                           ----------     -------     -------
Provision for (benefit from) income taxes   $ 841,000   $(332,000)  $ 100,000
                                           ==========   =========   =========


     During 1998 the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:


                                                       1999    1998    1997

Federal statutory rate                                 34.0%   34.0%  (34.0)%

Effect of:
     Valuation allowance                                  -   (35.0)   34.0
     Utilization of net operating loss carryforwards
          not previously recognized                       -   (19.5)      -
     State income taxes (net of federal tax benefit)     .1     1.6       -
     Effect of foreign tax holiday                     (8.1)      -       -
     Foreign taxes                                        -     2.6       -
     Other                                              2.5    (1.0)    2.4
                                                       ----   -----     ---

Effective rate                                         28.5%  (17.3)%   2.4%
                                                       ====   =====     ===




     As of December 31, 1999 and 1998, the composition of the Company's net deferred taxes is as follows:





                                                 1999        1998

Deferred income tax assets:
     Allowances not currently deductible    $ 355,000   $ 266,000
     Expenses not deductible until paid        60,000      60,000
     Net operating loss carryforwards         225,000     150,000
                                             --------     -------
                                              640,000     476,000
     Less:  valuation allowance              (100,000)   (100,000)
                                             --------    --------
                                              540,000     376,000
                                             --------    --------

Deferred income tax liabilities:
     Foreign source income, not taxable
          unless repatriated                 (415,000)   (415,000)
     Depreciation and amortization             25,000     (10,000)
                                             --------    --------

                                             (390,000)   (425,000)
                                             --------    --------

Net deferred income tax asset /(liability)  $ 150,000   $ (49,000)
                                            =========   =========




     The valuation allowance reduces total deferred tax assets to an amount management believes will likely be realized. At December 31, 1999, the Company's net operating loss carryforward for federal income tax purposes of approximately $600,000 expires in 2019. These net operating losses may be limited to annual use based on IRS regulations.

4.     LONG-TERM  DEBT

     Long-term debt is as follows:





                                             1999     1998
Equipment leases, at 9.6% to 13.5%        $27,048  $88,581
Less: deferred interest                     2,231    7,774
                                          -------   ------

Total                                      24,817   80,807
Less: current portion of long-term debt    19,629   56,718
                                          -------  -------

Long-term debt                            $ 5,188  $24,089
                                          =======  =======





     Long term debt matures as follows: 2000 - $20,878; 2001 - $6,170.

5.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

     LINE OF CREDIT - The Company has a line of credit with a bank in the amount of $2 million. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand. The line was unused at December 31, 1999.

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2004, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $450,000. For the years ended December 31, 1999, 1998 and 1997, rent expense totaled approximately $850,000, $700,000 and $940,000, respectively.

     At December 31, 1999, future minimum annual rental commitments on non-cancellable leases are as follows:




   2000         $  538,000
   2001            541,000
   2002            468,000
   2003            293,000
   2004            293,000
   Thereafter    1,466,000
                 ---------
                $3,599,000
                ==========




        EMPLOYMENT AGREEMENTS -     The Company has a three-year employment
agreement through August 2000 with its President and CEO. He is currently paid at the rate of $270,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he is to receive 31,000 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows: 30,000 options at $1.00 per share; 49,998 at $1.67; 69,999 at $2.00; 90,000 at $2.33; and 99,999
at $5.17.  The options are presently exercisable.

     The Company has an employment agreement with its former President and CEO expiring September 30, 2000 that provides for a salary of $75,000 per annum. He serves as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

     LITIGATION - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

     FOREIGN CURRENCY - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects, although most arrangements are at-will and can be terminated or renegotiated.

     OTHER COMMITMENTS - The Company has a collective bargaining agreement with certain employees at its Manila facility which provides for approximately 12% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 1999. Under the legislation, the Company is not required to fund future costs, if any.

6.     CAPITAL STOCK

     COMMON STOCK - The Company's stockholders approved a one-for-three reverse stock split effective on March 25, 1998. On August 17, 1999, the Board of Directors declared a three-for-one stock split that was paid on September 9, 1999. All share and per share amounts have been restated to reflect such splits.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     COMMON STOCK RESERVED - At December 31, 1999, the Company reserved for issuance 2,541,329 shares of its common stock as follows: (a) 2,461,331 shares pursuant to the Company's Stock Option Plans (including 360,996 options issued to the Company's Chairman and its President which were not granted under the plans); and (b) 79,998 shares issuable upon exercise of warrants issued to consultants.

7.     STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 262,500, 315,000, 52,500, 600,000, 499,998 and 900,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been $1,503,634 or $.32 per share, basic, and $.28 per share, diluted in 1999, $1,463,259, or $.33 per share, basic, and $.32 per share, diluted, in 1998, and net loss would have been $(4,359,807), or $(.97) per share, in 1997. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 5% in 1999 and 1998, and 6.4% in 1997; expected volatility of 107% in 1999 and 1998, and 40% in 1997; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.




                                                                         Weighted
                                                                          Average
             Per                 Weighted                                  Fair
            Share                 Average   Weighted           Weighted   Value,
           Range of    Number   Remaining  Average   Number    Average    Date
           Exercise     Out-   Contractual Exercise  Exercis-  Exercise    of
            Prices    standing    Life      Price      able     Price     Grant
           -------   --------  -------    ------  ----------  -------   -------

Balance
 1/1/97   $2.31-3.25   416,151     3      $2.71     334,539    $2.96
          $3.38-5.95   452,649     3      $4.23     267,471    $4.39
                       -------                      -------
                       868,800                      602,010
                                                    =======

Canceled  $2.63-4.63  (146,649)
Granted   $1.00-2.00   300,000     5      $1.21                            $0.42
Granted   $3.00-7.00   259,998     5      $4.48                            $0.06
                      --------
Balance
 12/31/97 $1.00-3.25   738,576     4      $2.14     347,907    $2.72
          $3.38-7.00   543,573     3      $4.70     281,988    $4.32
                      --------                      -------
                      1,282,149                     629,895
                                                    =======

Canceled  $1.25-3.50  (484,098)
Canceled  $3.81-7.00  (487,629)
Granted   $1.00-2.13   528,897     5      $1.83                            $1.33
Granted
 and
 Repriced $1.67-2.88   801,780     2      $2.11                            $0.89
Granted
 and
 Repriced $5.50         99,999     3      $5.17                            $0.66
Exercised $1.00        (19,998)
                      --------

Balance
 12/31/98 $1.00-3.01 1,611,651     3      $1.89     292,488     $1.38
          $4.76-5.95   109,449     2      $5.23       9,450     $5.88
                     ---------                    ---------
                     1,721,100                      301,938
                                                   ========

Cancelled $1.00-2.27  (106,347)    3      $1.51
Granted   $2.67-8.00   312,300     5      $4.21                            $3.27
Exercised $1.00-3.01  (486,739)           $1.92
                     ---------

Balance
 12/31/99 $1.00-1.88   330,330     2      $1.36     330,330     $1.36
          $2.00-3.01   911,435     3      $2.33     514,235     $2.28
          $4.76-8.00   198,549     2      $6.47     109,449     $5.23
                      --------                     --------
                     1,440,314                      954,014
                     =========                     ========






WARRANTS
     In connection with consulting agreements, the Company issued warrants to purchase 79,998 shares at prices of $3.50 - 3.81 per share.

8.     SEGMENT REPORTING

     The Company's operations are classified in two business segments; Internet and on-line data conversion and content management services, and document imaging services.

     Internet and on-line data conversion and content management services provide all the necessary steps for product development and data conversion to enable its customers to create and disseminate vast amounts of information both on-line and via the Internet. Its customers represent an array of Internet content providers and major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

     During 1998 and 1997, one customer that is comprised of twelve affiliated companies, accounted for 21% and 16% of the Company's Internet and on-line data conversion and content management service revenues, respectively. One other customer accounted for 17%, 13% and 10% of such revenues in 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of such revenues. Further, in 1999, 1998 and 1997, export revenues, all of which were derived from European customers, accounted for 21%, 22% and 24%, respectively, of such revenues. A significant amount of the Company's revenues are derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers.

     The document imaging services segment provides high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.

     During 1999, three customers accounted for 30%, 16% and 12%, respectively, of the Company's document imaging service revenues, respectively. During 1998 and 1997 one other customer accounted for 53% and 11% of such revenues, respectively. Another customer accounted for 10% of such revenues in 1997. No other customer accounted for 10% or more of such revenues.



                                   1999          1998          1997
Revenues
--------
Internet and on-line services    $26,459,447    $17,401,346  $18,032,232*
Document imaging services          1,030,691      2,192,007    2,084,703
                                  ----------     ----------   ----------

Total consolidated               $27,490,138    $19,593,353  $20,116,935
                                 ===========    ===========  ===========

*Includes $2,612,000 from journal and book pagination and medical transcription businesses that were discontinued in 1997.

Income (loss) before income taxes
---------------------------------
Internet and on-line services    $ 3,523,682    $ 3,151,928(a)  $(2,894,158)(c)
Document imaging services           (569,958)    (1,234,248)(b)  (1,206,060)(d)
                                  ----------    -----------     -----------

 Total consolidated              $ 2,953,724    $ 1,917,680     $(4,100,218)
                                 ===========    ===========      ==========

(a) Includes gain on foreign currency contracts and reversal of previously estimated liabilities of $736,000.
(b)  Includes  write  off  of  goodwill  of  $382,000.
(c) Includes loss on foreign currency contracts and restructuring costs of $2,107,000.
(d)  Includes  restructuring  costs  of  $793,000.




                                      1999         1998         1997
Total assets
-----------------------------
Internet and on-line services  $15,437,090  $ 9,520,116  $ 8,703,927
Document imaging services          208,787    1,075,392    1,325,320
                               -----------  -----------  -----------

Total consolidated             $15,645,877  $10,595,508  $10,029,247
                              ============  ===========  ===========
Capital expenditures
---------------------
Internet and on-line services  $ 3,881,870  $   980,218  $   907,535
Document imaging services            8,978       44,404      107,553
                               -----------  -----------  -----------

Total consolidated             $ 3,890,848  $ 1,024,622  $ 1,015,088
                               ===========  ===========  ===========

Depreciation and amortization
-----------------------------
Internet and on-line services  $ 1,660,801  $ 1,116,445  $ 1,048,875
Document imaging services          136,230      206,276      272,680
                               -----------  -----------   ----------

Total consolidated             $ 1,797,031  $ 1,322,721  $ 1,321,555
                               ===========  ===========  ===========



9.     INCOME  (LOSS)  PER  SHARE





                                               1999        1998         1997

Net income (loss)                           $2,112,724  $2,249,680  $(4,200,218)
                                            ==========  ==========  ===========
Weighted average common shares
   outstanding                               4,675,372   4,435,224    4,503,129
Dilutive effect of outstanding
   warrants and options                        648,066      94,173         -
                                             ---------   ---------    ---------
Adjusted for dilutive computation            5,323,438   4,529,397    4,503,129
                                             =========   =========    =========
Basic income (loss) per share                     $.45        $.51        $(.93)
                                                  ====        ====        =====
Diluted income (loss) per share                   $.40        $.50        $(.93)
                                                  ====        ====        =====



     Reference is made to Note 7 with respect to options and warrants that would have been dilutive in 1997 had there not been a loss in that year.


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


12.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)





                          FIRST      SECOND      THIRD      FOURTH
                         QUARTER    QUARTER     QUARTER     QUARTER
                              (in thousands, except per share)
1997
Revenues                 $4,663     $5,357      $5,269     $4,828
Net loss                   (449)    (2,415)     (1,278)       (58)
Net loss per share        $(.10)    $ (.54)      $(.28)     $(.01)

1998
Revenues                 $4,600     $4,200     $5,309      $5,484
Net income                  414        636        469         731
Net income per share       $.09       $.14       $.11        $.17
Diluted net income
   per share               $.09       $.14       $.10        $.16

1999
Revenues                 $5,611     $7,026     $7,073      $7,780
Net income                  291        968        585         269
Net income per share       $.07       $.21       $.12        $.05
Diluted net income
   per share               $.06       $.18       $.11        $.05




                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     The officers and directors of the Company are as follows:




NAME                     AGE  POSITION
----                     ---  --------

Barry Hertz               50  Chairman of the Board of Directors

Jack Abuhoff              38  President, Chief Executive Officer and Director

Todd Solomon              38  Vice Chairman of the Board of Directors and
                                Consultant

Martin Kaye               52  Executive Vice President, Chief Financial Officer,
                                Secretary and Director

Stephen Agress            38  Vice President - Finance

Jurgen Tanpho             35  Vice President - Operations

Jan Palmen                45  Vice President - Sales

Dr. Albert Drillick       54  Director

Dr. E. Bruce Fredrikson   62  Director

Morton Mackof             52  Director

Stanley Stern             49  Director



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

     JACK ABUHOFF has served as President and CEO since September 15, 1997. He has been a Director of the Company since its founding. From 1995 to 1997 he was Chief Operating Officer of Charles River Corporation, an international systems integration and outsourcing firm. From 1992 to 1994, he was employed by Chadbourne & Parke, and engaged in Sino-American technology joint ventures with Goldman Sachs. He practiced international corporate law with White & Case from 1986 to 1992. He holds an A.B. degree from Columbia College (1983) and a J.D. degree from Harvard Law School (1986).

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

     MARTIN KAYE has been Chief Financial Officer of the Company since October 1993, was elected Vice President - Finance in August 1995 and was elected Executive Vice President in March 1998. He has been a Director since March 1995. He is a certified public accountant and serves as Vice President of Finance and a Director of TDC. Mr. Kaye had been an audit partner with Deloitte & Touche for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

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

     MORTON MACKOF has been a Director of the Company since April 1993. He has been a senior negotiations executive for IBM Global Services, a division of IBM, since December 1998. He is also President and CEO of Third Millennium Technology Inc., a company involved in information technology consulting and software development. He was Executive Vice President of Track since February 1991 and was elected its President in December 1994. He served as President until his resignation in November 1996. From 1986 to 1991, he was President of Medical Leasing of America, Inc. He holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute (1970) and did graduate work in computer science. He is also a director of TDC.

     STANLEY STERN has been a Director of the Company since August 1988. Since January 1998, Mr. Stern has been Chief Operating Officer of Integrated Medical Technologies, Inc., an Internet-based provider of medical services information. He was chief operating officer of Track, and in predecessor positions, for more than five years and was Executive Vice President of TDC until his resignation in December 1996. Mr. Stern holds a B.B.A. from Baruch College (1973). He is also a director of TDC.

     There are no family relationships between or among any directors or officers of the Company. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company believes that during the period from January 1, 1999 through December 31, 1999 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1999 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE





                                                              NUMBER OF
NAME AND PRINCIPAL         CALENDAR   ANNUAL COMPENSATION   STOCK OPTIONS
POSITION                     YEAR     SALARY     BONUS         AWARDED

Jack Abuhoff                 1999   $250,000    $50,000        45,000
President, CEO since         1998    200,000     20,000        62,499
September 1997                                             (A)328,542
                             1997     37,500       -          343,500

Barry Hertz                  1999    $75,000    $  -           45,000
Chairman                     1998     75,000       -           42,000
                                                           (A)111,000
                             1997     50,000       -           39,999

Todd Solomon                 1999    $75,000    $  -           31,500
President, CEO through       1998     93,750       -           31,500
September 1997, Vice                                       (A)215,097
Chairman of the Board        1997    209,166       -           60,999
and Consultant thereafter

Stephen Agress               1999   $160,000    $  -           18,000
Vice President - Finance

Jan Palmen                   1999   $110,000    $38,000        18,000
Vice President - Sales



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


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS






                                                                  POTENTIAL
                                                                   REALIZED
                           PERCENT OF                         VALUE AT ASSUMED
                         TOTAL  OPTIONS                        ANNUAL RATES OF
               NUMBER OF   GRANTED TO    EXERCISE  EXPIR- STOCK APPRECIATION FOR
                OPTIONS   EMPLOYEES IN    PRICE    ATION        OPTION TERM
NAME            GRANTED   FISCAL YEAR   PER SHARE   DATE       5%         10%

Jack Abuhoff     45,000       14%         $2.67     6/2004   $33,300   $73,350
Barry Hertz      45,000       14%          2.67     6/2004    33,300    73,350
Todd Solomon     31,500       10%          2.67     6/2004    23,310    51,345
Stephen Agress   18,000        6%          2.67     6/2004    13,320    29,340
Jan Palmen       18,000        6%          2.67     6/2004    13,320    29,340

The options become exercisable one half on the first anniversary and one half on the second anniversary.



                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES


                                          NUMBER OF        VALUE OF UN
                                         UNEXERCISED      EXERCISED IN-THE-
                                          OPTIONS AT      MONEY OPTIONS AT
                SHARES                  FISCAL YEAR END   FISCAL YEAR END
               ACQUIRED     VALUE         EXERCISABLE/      EXERCISABLE/
NAME         ON EXERCISE   REALIZED      UNEXERCISABLE     UNEXERCISABLE

Jack Abuhoff     63,378   $660,670     345,411/60,750  $1,749,229/$330,705
Barry Hertz      60,000   $569,814     111,999/66,000    $678,763/$361,890
Todd Solomon     74,349   $694,687     217,497/47,250  $1,352,930/$259,560
Stephen Agress   31,500   $237,280       9,999/57,000     $57,052/$326,520
Jan Palmen        9,000    $74,071         -0-/27,000        $-0-/$148,320



DIRECTORS  COMPENSATION

     Dr. E. Bruce Fredrikson and Stanley Stern were compensated at the rate of $1,250 and $833 per month, respectively, plus out-of-pocket expenses for each meeting attended. No other director is compensated for his services as director. Further, Messrs. Fredrikson and Stern received options to purchase 7,500 and 3,600 shares, respectively, in 1999.

EMPLOYMENT AGREEMENTS

     The Company has a three-year employment agreement through August 2000 with Jack Abuhoff, its President and CEO. He is currently paid at the rate of $270,000 per annum with any bonuses and future increases at the discretion of the Board of Directors. In addition, each December 31 during the term of the agreement he will receive 31,000 options to purchase common stock of the Company at then prevailing market prices. In consideration of the signing of the agreement he was granted five year options as follows: 30,000 options at $1.00 per share; 49,998 at $1.67; 69,999 at $2.00; 90,000 at $2.33; and 99,999 at
$5.17.  The options are presently exercisable.

     The Company has an employment agreement with Todd Solomon, its former President and CEO, expiring September 30, 2000 that provides for a salary of $75,000 per annum. He will serve as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the Company's fiscal year ended December 31, 1999, Messrs. Hertz, Abuhoff and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman and CEO of Track Data and Mr. Kaye is chief financial officer and a director of Track Data. Messrs. Fredrikson, Mackof and Stern are also directors of Track Data.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 29, 2000, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, 95 Rockwell Place, Brooklyn, NY 11217.





                                         SHARES OWNED BENEFICIALLY (1)
                                AMOUNT AND NATURE
NAME AND ADDRESS OF               OF BENEFICIAL
BENEFICIAL OWNER                    OWNERSHIP            PERCENT OF CLASS

Track Data Corporation (2)           633,744               12.6%

Barry Hertz (3)                      754,143               14.7%

Todd Solomon (4)                     706,440               13.5%

Jack Abuhoff (5)                     372,411                6.9%

Martin Kaye (6)                       96,249                1.9%

Stephen Agress (7)                    47,010                  *

Jurgen Tanpho (8)                      8,835                  *

Jan Palmen (8)                         -0-                    *

Albert Drillick (9)                   12,460                  *

Dr. E. Bruce Fredrikson (10)
Syracuse University
School of Management
Syracuse, NY 13244                    35,745                  *

Morton Mackof (11)                    19,084                  *

Stanley Stern (12)                     5,575                  *

All Officers and Directors
as a Group (11 persons)
(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)   2,057,952               35.2%


______________________________
* Less than 1%.
1.   Except as noted otherwise, all shares are owned beneficially and of record.
Includes shares pursuant to options presently exercisable or which are exercisable within 60 days.  Based on 5,018,734 shares outstanding.
2.   Consists of 633,744 shares owned by Track Data Corporation ("TDC"), which is majority owned by Mr. Hertz.
3.   Includes 633,744 shares owned by TDC, which is majority owned by Mr. Hertz,
8,400 shares held in a pension plan for the benefit of Mr. Hertz and currently exercisable options to purchase 111,999 shares of Common Stock.
4.   Includes currently exercisable options to purchase 217,497 shares of Common Stock.
5.   Includes currently exercisable options to purchase 345,411 shares of Common Stock.
6.   Includes currently exercisable options to purchase 86,250 shares of Common Stock.
7.   Includes 35,511 shares owned of record and currently exercisable options to purchase 9,999 shares of Common Stock.  Also includes exercisable options to purchase
1,500 shares of Common Stock by his wife.  Mr. Agress disclaims beneficial ownership in shares attributable to his wife.
8.   Consists of shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plans.
9.   Includes 12,460 shares held in the Track Data Phantom Unit Trust ("TD Trust")
to be released upon termination of association with the Company and TDC, or earlier with approval of the Board of Directors of TDC.
10.   Includes currently exercisable options to purchase 31,746 shares of Common Stock.
11.   Includes currently exercisable options to purchase 6,624 shares of Common Stock and 12,460 shares held in the TD Trust to be released upon termination of association with the Company and TDC, or earlier with approval of the Board of
Directors of TDC.
12.   Includes currently exercisable options to purchase 840 shares of Common Stock and 4,735 shares held in the TD Trust to be released upon termination of association with the Company and TDC, or earlier with approval of the Board of
Directors of TDC.




ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

There  were  no  material  related  party  transactions.



                                     PART IV


ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.





EXHIBIT   DESCRIPTION                              FILED AS EXHIBIT
-------   -----------                              ----------------
3.1       Restated Certificate of Incorporation    Exhibit 3.1 to Form SB-2
                                                    Registration Statement
                                                    No. 33-62012

3.2      By-Laws                                   Exhibit 3.2 to Form SB-2
                                                    Registration Statement
                                                    No. 33-62012

4.2      Specimen of Common Stock certificate      Exhibit 4.2 to Form SB-2
                                                    Registration Statement
                                                    No. 33-62012

10.1     1994 Stock Option Plan                    Exhibit A to Definitive
                                                   Proxy dated August 9, 1994

10.2     Contract of Lease with
           JM and Company, Inc.                    Filed herewith

10.3     Contract of Lease with Elcado
           Realty Corporation                      Filed herewith

10.4     1993 Stock Option Plan                    Exhibit 10.4 to Form SB-2
                                                    Registration Statement
                                                    No. 33-62012

10.5     Form of Indemnity Agreement
           with Directors                          Exhibit 10.5 to Form SB-2
                                                     Registration Statement
                                                     No. 33-62012

10.6     1994 Disinterested Directors
           Stock Option Plan                       Exhibit B to Definitive
                                                     Proxy dated August 9, 1994

10.7     Contract of Sublease with
           Computer Leasing, Inc.                  Exhibit 10.11 to Form 10-KSB
                                                    for year ended
                                                         December 31, 1995

10.8     1995 Stock Option Plan                     Exhibit A to Definitive
                                                     Proxy dated August 10, 1995

10.9     1996 Stock Option Plan                      Exhibit A to Definitive
                                                       Proxy dated November 7, 1996

10.10    Employment Agreement dated                  Exhibit 10.11 to Form 10-KSB
           August 19, 1997 with Jack Abuhoff            for the year ended
                                                          December 31, 1997


10.11    1998 Stock Option Plan                      Exhibit A to Definitive
                                                         Proxy dated
                                                          November 5, 1998

21       Subsidiaries of Small Business Issuer       Filed herewith

23       Consent of Grant Thornton LLP               Filed herewith

27       Financial Data Schedule                     Filed herewith


(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.



SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INNODATA CORPORATION


                                             By     /s/
                                            ------------------------------
                                             Barry Hertz
                                            Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Signature                Title                                 Date
---------               ------                                -----

    /s/                  Chairman of the Board                 March 27, 2000
-----------------------
Barry Hertz

    /s/                  President, Chief Executive Officer    March 27, 2000
-----------------------   and Director
Jack Abuhoff

    /s/                  Vice Chairman of the Board            March 27, 2000
-----------------------
Todd Solomon

    /s/                  Executive Vice President (Principal   March 27, 2000
-----------------------   Financial Officer), Director
Martin Kaye

    /s/                  Vice President - Finance (Principal   March 27, 2000
-----------------------   Accounting Officer)
Stephen Agress

    /s/                  Director                              March 27, 2000
-----------------------
Dr. Albert Drillick

    /s/                  Director                              March 27, 2000
-----------------------
Dr. E. Bruce Fredrikson

    /s/                  Director                              March 27, 2000
-----------------------
Morton Mackof

    /s/                  Director                              March 27, 2000
-----------------------
Stanley Stern




                                                                     EXHIBIT 21
                                                                     ----------

                                  SUBSIDIARIES
                                  ------------






NAME OF SUBSIDIARY                 STATE OR OTHER            NAME UNDER WHICH
                                  JURISDICTION OF               SUBSIDIARY
                                   INCORPORATION             CONDUCTS BUSINESS


Innodata Philippines, Inc.*         Philippines                      Same
Innodata India (Private) Limited*     India                          Same


* Wholly-owned by Innodata Asia Holdings, Limited which is 100% owned by Innodata Corporation.



                                                                      EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated March 2, 2000 accompanying the consolidated financial statements included in the Annual Report of Innodata Corporation on Form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Innodata Corporation on Form S-8 (Registration No. 33-85530, dated October 21, 1994, Registration No. 333-3464, dated April 18, 1996, Registration No. 33-63085, dated September 9, 1998 and Registration No. 333-82185, dated July 2,
1999) and on Form S-3 (Registration No. 33-62012, dated April 11, 1996 and Registration No. 333-91649, dated January 6, 2000).

Grant Thornton LLP
New York, New York
March 2, 2000