Form 10-Q
period 2000-03-31
INNODATA CORP
filed 2000-05-12
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000 there were 5,046,529 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

     See pages 2-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See pages 6-7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     See page 8

PART ll.     OTHER INFORMATION

     See page 9

                              INNODATA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                 MARCH 31,   DECEMBER 31,
                                                  2000          1999
                                                ----------   ----------

                                                Unaudited      Derived
                                                                from
                                                               audited
                                                              financial
                                                             statements
ASSETS

CURRENT ASSETS:
   Cash and equivalents                       $ 2,476,208   $ 3,380,242
   Accounts receivable-net                      5,788,025     5,247,428
   Prepaid expenses and other
     current assets                               743,389       396,743
   Deferred income taxes                          430,000       540,000
                                              -----------   -----------

          Total current assets                  9,437,622     9,564,413

FIXED ASSETS-net                                5,790,223     4,891,992
OTHER ASSETS                                    1,211,210     1,189,472
                                              -----------   -----------

TOTAL                                         $16,439,055   $15,645,877
                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short term borrowings                      $   500,000   $      -
   Current portion of long-term debt               13,916        19,629
   Accounts payable and accrued expenses        1,120,007     1,553,585
   Accrued salaries and wages                   1,732,980     1,529,753
   Income and other taxes                         617,909       495,628
                                              -----------   -----------

          Total current liabilities             3,984,812     3,598,595
                                               ----------   -----------

LONG-TERM DEBT, less current portion                4,070         5,188
                                               ----------   -----------

DEFERRED INCOME TAXES PAYABLE                     390,000       390,000
                                               ----------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
     authorized, 20,000,000 shares;
     issued, 5,185,779 shares in
     2000 and 5,133,943 shares in 1999              51,858        51,339
   Additional paid-in capital                   11,057,969    10,908,538
   Retained earnings                             1,171,315       913,186
                                               -----------   -----------
                                                12,281,142    11,873,063
    Less: treasury stock - at cost;
         144,249 shares                           (220,969)     (220,969)
                                               -----------   -----------

          Total stockholders' equity            12,060,173    11,652,094
                                               -----------   -----------

TOTAL                                          $16,439,055   $15,645,877
                                               ===========   ===========

See notes to unaudited condensed consolidated financial statements


                                INNODATA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)





                                           2000         1999
                                        -----------  -----------

REVENUES                                $8,839,282   $5,611,075
                                        -----------  -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses             6,941,375    3,455,828
   Selling and administrative expenses   1,548,462    1,700,789
   Interest income - net                   (18,684)     (29,774)
                                        -----------  -----------

          Total                          8,471,153    5,126,843
                                        -----------  -----------

INCOME BEFORE
      INCOME TAXES                         368,129      484,232

PROVISION FOR INCOME TAXES                 110,000      193,550
                                        -----------  -----------

NET INCOME                              $  258,129   $  290,682
                                        ===========  ===========

BASIC INCOME PER SHARE                  $      .05   $      .07
                                        ===========  ===========

DILUTED INCOME PER SHARE                $      .05   $      .06
                                        ===========  ===========

See notes to unaudited condensed consolidated financial statements


                              INNODATA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)





                                                    2000         1999
                                                ------------  -----------
OPERATING ACTIVITIES:
   Net income                                   $   258,129   $  290,682
   Adjustments to reconcile net income
    to net cash (used in) provided by
      operating activities:
      Depreciation and amortization                 624,727      332,528
      Deferred income taxes                         110,000         -
      Changes in operating assets and
       liabilities
         Accounts receivable                       (540,597)    (680,941)
         Prepaid expenses and other current
           assets                                  (391,646)    (232,190)
         Other assets                              ( 44,538)      89,551
         Accounts payable and accrued expenses     (230,351)     747,982
         Income and other taxes                     122,281      190,180
                                                -----------  -----------

             Net cash (used in) provided
                by operating activities             (91,995)     737,792
                                                -----------  -----------

INVESTING ACTIVITIES:
   Expenditures for fixed assets                 (1,455,158)    (489,099)
                                               ------------  -----------

FINANCING ACTIVITIES:
   Proceeds from short term borrowings              500,000         -
   Proceeds from exercise of stock options          149,950         -
   Payments of long-term debt                        (6,831)     (18,633)
                                               ------------  -----------

             Net cash provided by (used in)
                financing activities                643,119      (18,633)
                                                -----------  -----------

(DECREASE) INCREASE IN CASH                       ( 904,034)     230,060
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         3,380,242    3,535,533
                                                -----------  -----------

CASH AND EQUIVALENTS, END OF PERIOD             $ 2,476,208   $3,765,593
                                                ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                  $    10,035   $    2,147
                                                ===========   ==========
      Income taxes                              $      -      $   30,000
                                                ===========   ==========


See notes to unaudited condensed consolidated financial statements


                             INNODATA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and of cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the three months ended March 31, 2000, options to purchase 51,836 shares of the Company's common stock were exercised, resulting in proceeds of $149,950.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE  COMPANY

     Innodata is a leading provider of Internet and on-line data conversion, content architecture, and content management services, providing all the necessary steps to enable its clients to create and disseminate vast amounts of information via the Internet and on-line. Innodata's customers represent an array of major electronic publishers and Internet content providers, as well as document-intensive companies repurposing proprietary information into electronic resources that can be referenced via web-centric applications.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

     Revenues increased 58% to $8,839,282 for the three months ended March 31, 2000 compared to $5,611,075 for the similar period in 1999. Revenues increased principally from new customers. During 2000, one customer accounted for 32% of the Company's revenue. During 1999, one customer that is comprised of twelve affiliated companies accounted for 10% of the Company's revenues while one other customer accounted for 23% of such revenues. No other customer accounted for 10% or more of such revenues. Further, in 2000 and 1999, export revenues, all of which were derived from European customers, accounted for 11% and 22%, respectively, of the Company's revenues.

     Direct operating expenses were $6,941,375 in the first quarter of 2000 and $3,455,828 in the first quarter of 1999, an increase of 101%. Direct operating expenses as a percentage of revenues were 79% in 2000 and 62% in 1999. The increase in 2000 is due to costs incurred for the increased revenues, as well as additional fixed and variable costs incurred for a new offshore production facility and training costs for new production employees required to meet the anticipated growth in revenues. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, freight, computer services, supplies and occupancy.

     Selling and administrative expenses were $1,548,462 and $1,700,789 in the first quarter of 2000 and 1999, respectively, representing a decrease of 9% in 2000 from 1999. Selling and administrative expenses as a percentage of revenues were 18% in the 2000 quarter compared with 30% in the 1999 quarter. The decrease in dollars and percentage in 2000 was due principally to the elimination of costs associated with the Company's document imaging services which was phased out in 1999. Selling and administrative expenses include management salaries, sales and marketing salaries, clerical and administrative salaries, rent and utilities not included in direct costs, marketing costs and administrative overhead.

     As a result of the aforementioned items, the Company realized net income of $258,129 in 2000 and $290,682 in 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash of $91,995 was used for operating activities in 2000 while net cash of $737,792 was provided by operating activities in 1999. The change was due principally to greater payments of accounts payable and accrued expenses in 2000. Net cash of $1,455,158 and $489,099 was used in investing activities in 2000 and 1999, respectively, for the purchase of fixed assets. The significant increase in 2000 was due to the expansion of production facilities and the investment in additional technologies and computer infrastructure to meet increased revenues and anticipated future revenue increases. Net cash provided by financing activities was $643,119 in 2000, principally from the proceeds of short term bank borrowings of $500,000 and from the exercise of stock options of $149,950 compared to cash used in financing activities of $18,633 in 1999.

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

     Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, the ability of the Company's customers to continue to execute their business plans which give rise to increased requirements for data conversion, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At March 31, 2000, $500,000 was borrowed under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

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

     (b) There were no reports on Form 8-K filed during the first quarter of 2000.




                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION





Date:    5/12/00                                        /s/
        --------                                ----------------------------
                                                    Jack Abuhoff
                                                    President
                                                    Chief Executive Officer


Date:   5/12/00                                         /s/
        -------                                 ----------------------------
                                                    Martin Kaye
                                                    Executive Vice President
                                                    Chief Financial Officer