Form 10-Q
period 2000-06-30
INNODATA CORP
filed 2000-08-14
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 2000 there were 5,073,278 shares of common stock outstanding.


PART I.     FINANCIAL INFORMATION
-------   ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            -----------------

            See pages 8-11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
            ----------------------------------------------------------

            See page 11

PART ll.    OTHER INFORMATION
--------    -----------------

            See page 12


                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                               June 30,      December 31,
                                                 2000           1999
                                             ------------  --------------
                                                           Derived from
                                                              audited
                                                             financial
ASSETS                                       Unaudited       statements

CURRENT ASSETS:
   Cash and equivalents                     $ 3,947,399     $ 3,380,242
   Accounts receivable-net                    4,944,864       5,247,428
   Prepaid expenses and other current
      assets                                    697,126         396,743
   Deferred income taxes                        555,000         540,000
                                            -----------    ------------

          Total current assets               10,144,389       9,564,413

PROPERTY AND EQUIPMENT -net                   5,961,857       4,891,992

OTHER ASSETS                                  1,207,360       1,189,472
                                             ----------    ------------

TOTAL                                       $17,313,606     $15,645,877
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short term borrowings                    $   500,000    $       -
   Current portion of long-term debt               -             19,629
   Accounts payable and accrued expenses      1,308,148       1,553,585
   Accrued salaries and wages                 2,143,777       1,529,753
    Income and other taxes                      489,907         495,628
                                            -----------     -----------

          Total current liabilities           4,441,832       3,598,595
                                            -----------     -----------

LONG-TERM DEBT, less current portion               -              5,188
                                            -----------     -----------

DEFERRED INCOME TAXES PAYABLE                   360,000         390,000
                                            -----------     -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value;
     authorized, 20,000,000 shares;
       issued, 5,195,778 and 5,133,943
       shares at June 30, 2000 and
       December 31, 1999, respectively.          51,959          51,339
   Additional paid-in capital                11,080,218      10,908,538
   Retained earnings                          1,600,566         913,186
                                            -----------     -----------
                                             12,732,743      11,873,063
    Less: treasury stock -
      at cost; 144,249 shares                  (220,969)       (220,969)
                                            -----------     -----------

          Total stockholders' equity         12,511,774      11,652,094
                                            -----------      ----------

TOTAL                                       $17,313,606     $15,645,877
                                            ===========     ===========




       See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                   -----------




                                              2000          1999
                                          -----------   -----------

REVENUES                                  $18,551,013   $12,637,030
                                          -----------   -----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses               14,428,918     7,606,516
   Selling and administrative expenses      3,176,092     3,313,494
   Interest income - net                      (36,377)      (55,502)
                                          -----------   -----------

          Total                            17,568,633    10,864,508
                                          -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES      982,380     1,772,522

PROVISION FOR INCOME TAXES                    295,000       513,550
                                          -----------   -----------

NET INCOME                                $   687,380   $ 1,258,972
                                          ===========   ===========

BASIC INCOME  PER SHARE                          $.14          $.28
                                                 ====          ====
WEIGHTED  AVERAGE SHARES OUTSTANDING        5,029,823     4,485,428
                                          ===========   ===========
DILUTED INCOME PER SHARE                         $.12          $.25
                                                 ====          ====

ADJUSTED DILUTIVE SHARES OUTSTANDING        5,704,450     5,023,559
                                          ===========   ===========



       See notes to unaudited condensed consolidated financial statements


                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                   -----------




                                              2000         1999
                                          -----------  ----------

REVENUES                                  $9,711,731   $7,025,955
                                          ----------   ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses               7,487,543    4,150,688
   Selling and administrative expenses     1,627,630    1,612,705
   Interest income - net                     (17,693)     (25,728)
                                          ----------   ----------

          Total                            9,097,480    5,737,665
                                          ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES     614,251    1,288,290

PROVISION FOR INCOME TAXES                   185,000      320,000
                                          ----------   ----------

NET INCOME                                $  429,251   $  968,290
                                          ===========  ==========
BASIC INCOME PER SHARE                          $.09         $.21
                                                ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING        5,046,529    4,516,233
                                          ==========   ==========

DILUTED INCOME PER SHARE                        $.08         $.18
                                                ====         ====

ADJUSTED DILUTIVE SHARES OUTSTANDING       5,679,410    5,262,789
                                          ==========   ==========




       See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                   -----------




                                                         2000          1999
                                                     -----------   -----------
OPERATING ACTIVITIES:
   Net income                                        $   687,380    $1,258,972
   Adjustments to reconcile net
     income to net cash
       provided by operating activities:
      Depreciation and amortization                    1,288,315       718,108
      Deferred income taxes
   Changes in operating assets and liabilities:          (45,000)         -
         Accounts receivable                             302,564      (919,529)
         Prepaid expenses and other current assets      (390,383)     (430,342)
         Other assets                                    (63,488)      (21,226)
         Accounts payable and accrued expenses           368,587       620,521
         Income and other taxes                           (5,721)      173,825
                                                     -----------    ----------

             Net cash provided by
                operating activities                   2,142,254     1,400,329
                                                     -----------    ----------

INVESTING ACTIVITIES:
   Capital expenditures                               (2,222,580)   (1,328,691)
                                                     -----------    ----------

FINANCING ACTIVITIES:
   Proceeds from short term borrowings                   500,000          -
   Proceeds from exercise of stock options               172,300        83,666
   Payments of long-term debt                            (24,817)      (41,545)
                                                     -----------    ----------

             Net cash provided by
                financing activities                     647,483        42,121
                                                     -----------    ----------

INCREASE IN CASH                                         567,157       113,759
CASH AND EQUIVALENTS, BEGINNING OF PERIOD              3,380,242     3,535,533
                                                     -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 3,947,399    $3,649,292
                                                     ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                      $    23,785    $     -
                                                     ============   ==========

      Income taxes                                   $   240,000    $  201,000
                                                     ===========    ==========





       See notes to unaudited condensed consolidated financial statements



                              INNODATA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                                   -----------


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and of cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the six months ended June 30, 2000, options to purchase 61,835 shares of the Company's common stock were exercised, resulting in proceeds of $172,300.

3. In June 2000, the Company granted options to purchase 313,600 shares of its common stock at $6.25 per share, and in July 2000, granted options to purchase 10,000 shares of its common stock at $8.75 per share.

4. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding warrants and options.





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  Company

     Innodata is a premier provider of Internet and online data conversion, content architecture, and content management services. Its goal is to help its clients meet the challenge posed by the Internet - to publish massive quantities of high value-added information on the Web. Innodata does this by creating customized solutions for each of its clients, freeing them to focus on their own core businesses.

     Innodata's clients represent an array of major electronic publishers and Internet content providers, as well as document-intensive companies repurposing proprietary information into electronic resources that can be referenced via web-centric applications. The Company recently entered into several key strategic client partnerships that are expected to produce significant revenue growth in the current and upcoming years.

     Innodata's clients are predominantly located in North America and Europe. Innodata services these clients principally through a North American Solutions Center located in New Jersey. In addition, Innodata operates production facilities strategically located in Southeast Asia.

     On June 19, 2000, Innodata officially inaugurated its new "XML Content Factory" located in Mandaue, the Philippines. The plant features a variety of proprietary and third party editing and content management tools for creating large volume, high quality information repositories based on Extensible Markup Language (XML) technology.

Results of Operations

Three  Months  Ended  June  30,  2000  and  1999

Revenues increased 38% to $9,711,731 for the three months ended June 30, 2000 compared to $7,025,955 for the similar period in 1999, principally resulting from a strategic alliance agreement which accounted for approximately 38% of the Company's revenues in the current period. One other client accounted for 14% and 21%, respectively, of the Company's revenues during 2000 and 1999. No other client accounted for 10% or more of such revenues. Further, in 2000 and 1999, export revenues, substantially all of which were derived from European clients, accounted for 10% and 17%, respectively, of the Company's revenues.

     The Company expects continued revenue growth principally as a result of the above mentioned strategic alliance agreement, other recently signed outsourcing agreements, and further XML content outsourcing projects.

     Direct operating expenses were $7,487,543 in the second quarter of 2000 and $4,150,688 in the second quarter of 1999, an increase of 80%. Direct operating expenses as a percentage of revenues were 77% in 2000 and 59% in 1999. The increase in 2000 is due to costs incurred for increased revenues, as well as additional fixed and variable costs incurred for the new XML Content Factory, including training costs for new production employees required to meet the anticipated growth in revenues. The total increase in direct operating expenses in 2000 was partially offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located. Such foreign currency decline had the effect of decreasing direct operating costs by approximately 7%. Direct operating expenses primarily include overseas payroll, occupancy, telecommunications, depreciation, computer and other supplies, and leased equipment.

     Selling and administrative expenses were $1,627,630 and $1,612,705 in the second quarter of 2000 and 1999, respectively. Selling and administrative expenses as a percentage of revenues decreased to 17% in the 2000 quarter from 23% in the 1999 quarter due primarily to an increase in revenues without a corresponding increase in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In 2000, the Company's effective income tax rate increased to 30% from 25% for the three months ended June 30, 1999. The increase is primarily attributable to an increase in taxable income in tax jurisdictions in which a tax holiday is not available to the Company.

     As a result of the aforementioned items, the Company realized net income of $429,251 in 2000 and $968,290 in 1999.

Six  Months  Ended  June  30,  2000  and  1999

     Revenues increased 47% to $18,551,013 for the six months ended June 30, 2000 compared to $12,637,030 for the similar period in 1999, principally resulting from a strategic alliance agreement which accounted for approximately 35% of the Company's revenues in the current period. One other client accounted for 12% and 22%, respectively, of the Company's revenues during 2000 and 1999. No other client accounted for 10% or more of such revenues. Further, in 2000 and 1999, export revenues, all of which were derived from European clients, accounted for 11% and 19%, respectively, of the Company's revenues.

     Direct operating expenses were $14,428,918 during the first six months of 2000 and $7,606,516 for the comparable period in 1999, an increase of 90%. Direct operating expenses as a percentage of revenues were 78% in 2000 and 60% in 1999. The increase in 2000 is due to costs incurred for the increased revenues, as well as additional fixed and variable costs incurred for the new XML Content Factory, including training costs for new production employees required to meet the anticipated growth in revenues. The total increase in direct operating expenses in 2000 was partially offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located. Such foreign currency decline had the effect of decreasing direct operating costs by approximately 6%.

     Selling and administrative expenses were $3,176,092 and $3,313,494 in the first six months of 2000 and 1999, respectively, representing a decrease of 4%. The decrease in dollars in 2000 was due principally to the elimination of costs associated with the Company's document imaging services which was phased out in 1999. Selling and administrative expenses as a percentage of revenues were 17% in the 2000 period compared with 26% in the 1999 period due primarily to the increase in revenues without a corresponding increase in such expenses.

     As a result of the aforementioned items, the Company realized net income of $687,380 in 2000 and $1,258,972 in 1999.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

                                      June  30,  2000     December  31,  1999
                                      ---------------     -------------------

Cash and Cash Equivalents                $3,947,000           $3,380,000
Working Capital                          $5,703,000           $5,966,000
Stockholders' Equity Per Common Share*        $2.48                $2.34


     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock)

Net Cash Provided By Operating Activities

     During the six months ended June 30, 2000, net cash provided by operating activities was $2,142,000 as compared to $1,400,000 in the 1999 comparative period. The increase was primarily due to:

- an increase of approximately $525,000 in non-cash charges to net income, principally from the increase in depreciation and amortization;

-     a decrease in accounts receivable, primarily due to timing of collections;
      and

- an increase in accrued salaries and wages, primarily due to increased production headcount and payroll;

Partially offset by:

-     a decrease in net income;

- a decrease in accounts payable and other accrued expenses, primarily due to timing of payments; and

- an increase in prepaid expenses and other current assets primarily attributable to the growth of operations and the new facility.

Net Cash Used in Investing Activities

     In the six months ended June 30, 2000, the Company spent approximately $2,223,000 for capital expenditures, compared to approximately $1,329,000 in the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company spent approximately $1.7 million in connection with the ongoing construction of its new XML Content Factory. Such capital costs consist primarily of network and cabling costs, computer servers and storage, software licenses, leasehold improvement costs, and periphery equipment.

     Management presently expects to make capital expenditures of between $5 million and $6 million dollars during the next 12 months. Such capital expenditures include costs required to further expand the XML Content Factory and costs of exercising the option to purchase presently leased computer workstations; anticipated costs to renovate and re-engineer the Company's Manila facility; capital investment in additional production technologies; and normal ongoing capital expenditures.

     Capital expenditures in the comparable period in 1999 were primarily utilized for expansion of production capacity required to meet the growth in revenues, and for the replacement of computer equipment not year 2000 compliant.

Net  Cash  Provided  By  Financing  Activities

     In the six months ended June 30, 2000, net cash provided by financing activities totaled approximately $647,000 compared to $42,000 in the comparable period in 1999. The change was primarily due to short term bank borrowings of $500,000 and an $89,000 increase in proceeds from the exercise of stock options. Short term borrowings are primarily for purposes of providing liquidity to meet short term operating obligations in foreign countries. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $2 million, of which $500,000 was borrowed as of July 31, 2000. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

     Management believes that existing cash, internally generated funds and short term bank borrowings will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months.


Inflation, Seasonality and Prevailing Economic Conditions

     To date, inflation has not had a significant impact on the Company's operations. The Company's revenues are not significantly affected by seasonality.

     Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, the ability of the Company's customers to continue to execute their business plans which give rise to increased requirements for digital content services, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur.

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At June 30, 2000, $500,000 was borrowed under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

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


INNODATA  CORPORATION





Date:     August 11, 2000                       /s/
                                         ---------------------
                                         Jack Abuhoff
                                         President
                                         Chief Executive Officer

Date:     August 11, 2000                       /s/
                                         ---------------------
                                         Martin Kaye
                                         Executive Vice President
                                         Chief Financial Officer

Date:     August 11, 2000                     /s/
                                         ---------------------
                                         Stephen Agress
                                         Vice President - Finance
                                         Principal Accounting Officer