Form 10-Q
period 2000-09-30
INNODATA CORP
filed 2000-11-14
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of November 1, 2000 there were 5,122,386 shares of common stock outstanding.




PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

     See pages 3-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See pages 7-11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     See page 12

PART ll.     OTHER INFORMATION

     See page 13

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                   September 30,    December 31,
                                                       2000            1999
                                                ---------------  --------------
                                                                  Derived from
                                                                    audited
                                                                   financial
                                                      Unaudited   statements
ASSETS

CURRENT ASSETS:
 Cash and equivalents                             $   4,332,581   $   3,380,242
 Accounts receivable-net                              6,117,232       5,247,428
 Prepaid expenses and other current assets              611,014         396,743
 Deferred income taxes                                  748,000         540,000
                                                  -------------   -------------

 Total current assets                                11,808,827       9,564,413

PROPERTY AND EQUIPMENT - net                          7,069,036       4,891,992

OTHER ASSETS                                          1,215,956       1,189,472
                                                  -------------   -------------

TOTAL                                             $  20,093,819   $  15,645,877
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                $        -      $      19,629
 Accounts payable and accrued expenses                1,995,243       1,553,585
 Accrued salaries and wages                           2,488,086       1,529,753
 Income and other taxes                               1,300,125         495,628
                                                  -------------   -------------

 Total current liabilities                            5,783,454       3,598,595
                                                  -------------   -------------

LONG-TERM DEBT, less current portion                       -              5,188
                                                  -------------   -------------

DEFERRED INCOME TAXES PAYABLE                           238,000         390,000
                                                  -------------   -------------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized,
        20,000,000 shares; issued,  5,235,636
        and 5,133,943 shares at September 30,
        2000 and December 31, 1999, respectively         52,357          51,339
 Additional paid-in capital                          11,172,256      10,908,538
 Retained earnings                                    3,068,721         913,186
                                                  -------------   -------------
                                                     14,293,334      11,873,063
 Less: treasury stock - at cost; 144,249 shares        (220,969)       (220,969)
                                                  -------------   -------------

 Total stockholders' equity                          14,072,365      11,652,094
                                                  -------------   -------------

TOTAL                                             $  20,093,819   $  15,645,877
                                                  =============   =============

     See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)





                                               2000         1999
                                          -----------   ----------

REVENUES                                  $13,039,189   $7,072,658
                                          -----------   ----------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                  9,226,370    4,707,098
 Selling and administrative expenses        1,732,425    1,607,176
 Interest income - net                        (16,761)     (22,099)
                                          -----------   ----------

  Total                                    10,942,034    6,292,175
                                          -----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES    2,097,155      780,483
PROVISION FOR INCOME TAXES                    629,000      195,000
                                          -----------   ----------
NET INCOME                                $ 1,468,155   $  585,483
                                          ===========   ==========

BASIC INCOME PER SHARE                           $.29         $.12
                                          ===========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING         5,083,450    4,760,505
                                          ===========   ==========

DILUTED INCOME PER SHARE                         $.25         $.11
                                          ===========   ==========
ADJUSTED DILUTIVE SHARES OUTSTANDING        5,883,009    5,562,726
                                          ===========   ==========

     See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                              2000          1999
                                          -----------   -----------

REVENUES                                  $31,590,202   $19,709,688
                                          -----------   -----------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                 23,655,288    12,313,614
 Selling and administrative expenses        4,908,516     4,920,670
 Interest income - net                        (53,137)      (77,601)
                                          -----------   -----------

 Total                                     28,510,667    17,156,683
                                          -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES    3,079,535     2,553,005
PROVISION FOR INCOME TAXES                    924,000       708,550
                                          -----------   -----------
NET INCOME                                $ 2,155,535   $ 1,844,455
                                          ===========   ===========


BASIC INCOME PER SHARE                           $.43          $.40
                                          ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING         5,047,829     4,577,153
                                          ===========   ===========


DILUTED INCOME PER SHARE                         $.37          $.35
                                          ===========   ===========
ADJUSTED DILUTIVE SHARES OUTSTANDING        5,764,100     5,203,281
                                          ===========   ===========

     See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                                         2000          1999
                                                     ------------  ------------

OPERATING ACTIVITIES:                                $ 2,155,535   $ 1,844,455
 Net income
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                         2,126,199     1,172,934
 Deferred income taxes                                  (360,000)         -
   Changes in operating assets and liabilities:
 Accounts receivable                                    (869,804)   (2,523,232)
 Prepaid expenses and other current assets              (349,271)     (688,048)
 Other assets                                            (94,884)       91,328
 Accounts payable and accrued expenses                   441,658      (405,417)
 Accrued salaries and wages                              958,333       956,606
 Income and other taxes                                  804,497       480,207
                                                     -----------   -----------

 Net cash provided by operating activities             4,812,263       928,833
                                                     -----------   -----------

INVESTING ACTIVITIES:
 Capital expenditures                                 (4,099,843)   (2,696,195)
                                                     -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                 264,736       807,184
 Payments of long-term debt                              (24,817)      (48,429)
                                                      -----------   ----------

 Net cash provided by financing activities               239,919       758,755
                                                      -----------   ----------

INCREASE (DECREASE) IN CASH                              952,339    (1,008,607)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD              3,380,242     3,535,533
                                                     -----------   -----------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 4,332,581   $ 2,526,926
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                            $    36,173   $     4,645
                                                     ===========   ===========
 Income taxes                                        $   350,000   $   278,000
                                                      ===========  ===========

     See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and of cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

2. During the nine months ended September 30, 2000, options to purchase 101,693 shares of the Company's common stock were exercised, resulting in proceeds of $264,736.

3. In the nine months ended September 30, 2000, the Company granted options to purchase 338,600 shares of its common stock at $6.25 to $9.00 per share, and in October 2000, granted options to purchase 350,000 shares of its common stock.

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

5. On November 7, 2000 the Company declared a 2 for 1 stock split in the form of a stock dividend, payable on December 1, 2000 to stockholders of record on November 21, 2000.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  Company

     Innodata is a leading provider of digital content outsourcing services. The Company offers a "single solution" for companies needing to create high-value, large-scale Web content. The Company's digital content outsourcing services include strategic and technical consulting for content initiatives across multiple digital channels; content architecture services; data conversion; metadata creation; and digital content management. Its goal is to help its clients meet the challenge posed by the Internet - to publish massive quantities of high value-added information on the Web. Innodata does this by creating customized solutions for each of its clients, freeing them to focus on their own core businesses.

     Innodata's clients range from leading Global 1000 companies and new media companies to some of the largest and most prestigious publishers of digital content. The Company recently entered into several key strategic client partnerships that may contribute significantly to revenue growth in the current and upcoming years.

     Innodata's clients are predominantly located in North America and Europe. Innodata services these clients principally through a North American Solutions Center located in New Jersey. In addition, Innodata operates production facilities strategically located in Asia.

     On June 19, 2000, Innodata officially inaugurated its new "XML Content Factory" located in Mandaue, the Philippines. The plant features a variety of proprietary and third party editing and content management tools for creating large volume, high quality information repositories based on Extensible Markup Language (XML) technology.

Results  of  Operations

Three  Months  Ended  September  30,  2000  and  1999

     Revenues increased 84% to $13,039,189 for the three months ended September 30, 2000 compared to $7,072,658 for the similar period in 1999, principally resulting from a strategic alliance agreement which accounted for approximately 57% of the Company's revenues in the current period. One other client accounted for 22% of the Company's revenues during 1999. No other client accounted for 10% or more of such revenues. Further, in 2000 and 1999, export revenues, substantially all of which were derived from European clients, accounted for 11% and 17%, respectively, of the Company's revenues.

     Direct operating expenses were $9,226,370 in the third quarter of 2000 and $4,707,098 in the third quarter of 1999, an increase of 96%. Direct operating expenses as a percentage of revenues were 71% in 2000 and 67% in 1999. The dollar increase in 2000 is principally due to costs incurred for the increased revenues. Direct operating expenses as a percent of revenues increased by 4 percentage points in 2000, resulting from additional costs incurred principally for the new XML Content Factory (including start-up costs) (which accounted for approximately 10 percentage points), offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located (which resulted in a cost reduction of approximately 6 percentage points).

     Selling and administrative expenses were $1,732,425 and $1,607,176 in the third quarter of 2000 and 1999, respectively. Selling and administrative expenses as a percentage of revenues decreased to 13% in the 2000 quarter from 23% in the 1999 quarter due primarily to an increase in revenues without a corresponding increase in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In 2000, the Company's effective income tax rate increased to 30% from 25% for the three months ended September 30, 1999. The increase is primarily attributable to an increase in taxable income in tax jurisdictions in which a tax holiday is not available to the Company.

     As a result of the aforementioned items, the Company realized net income of $1,468,155 in 2000 and $585,483 in 1999.


Nine Months Ended September 30, 2000 and 1999

     Revenues increased 60% to $31,590,202 for the nine months ended September 30, 2000 compared to $19,709,688 for the similar period in 1999, principally resulting from a strategic alliance agreement which accounted for approximately 44% of the Company's revenues in the current period. One other client accounted for 23% of the Company's revenues during 1999. No other client accounted for 10% or more of such revenues. Further, in 2000 and 1999, export revenues, all of which were derived from European clients, accounted for 11% and 13%, respectively, of the Company's revenues.

     Direct operating expenses were $23,655,288 during the first nine months of 2000 and $12,313,614 for the comparable period in 1999, an increase of 92%. Direct operating expenses as a percentage of revenues were 75% in 2000 and 62% in 1999. The dollar increase in 2000 is principally due to costs incurred for the increased revenues. Direct operating expenses as a percent of revenues increased by 13 percentage points for the nine months ended September 30, 2000, resulting from additional costs incurred principally for the new XML Content Factory (including start-up costs) (which accounted for approximately 17 percentage points), offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located (which resulted in a cost reduction of approximately 4 percentage points).

     Selling and administrative expenses were $4,908,516 and $4,920,670 in the first nine months of 2000 and 1999, respectively. Selling and administrative expenses as a percentage of revenues were 16% in the 2000 period compared with 25% in the 1999 period due primarily to the increase in revenues without a corresponding increase in such expenses.

     As a result of the aforementioned items, the Company realized net income of $2,155,535 in 2000 and $1,844,455 in 1999.


Liquidity  and  Capital  Resources

     Selected measures of liquidity and capital resources are as follows:




                                        September 30, 2000   December 31, 1999
                                        -------------------  ------------------

Cash and Cash Equivalents                        $4,333,000          $3,380,000
Working Capital                                  $6,025,000          $5,966,000
Stockholders' Equity Per Common Share*                $2.76               $2.34

     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).


Net  Cash  Provided  By  Operating  Activities

     During the nine months ended September 30, 2000, net cash provided by operating activities was $4,812,000 as compared to $929,000 in the 1999 comparative period. The increase was primarily due to:

- an increase of approximately $593,000 in non-cash charges to net income, resulting principally from a $953,000 increase in depreciation and amortization net of $360,000 in non-cash credits;

- an increase in net collections of accounts receivable, primarily due to timing of collections;

- an increase in accounts payable and accrued expenses, primarily due to the timing of payments and the increased growth of operations; and

- an increase in accrued salaries and wages, primarily due to increased production headcount and payroll;

Partially offset by:

- an increase in prepaid expenses and other current assets primarily attributable to the growth of operations and the new facility.


Net Cash Used in Investing Activities

     In the nine months ended September 30, 2000, the Company spent approximately $4,100,000 for capital expenditures, compared to approximately $2,696,000 in the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company spent approximately $2.8 million for capital expenditures in connection with the creation of its new XML Content Factory. Such capital costs consist primarily of network and cabling costs, computer servers and storage, software licenses, leasehold improvement costs, and peripheral equipment.

     Management presently expects to make capital expenditures of between $7 million and $9 million during the next 9 months. Such capital expenditures include costs required to complete the XML Content Factory infrastructure; costs of exercising the option to purchase presently leased computer workstations; anticipated costs to renovate and re-engineer the Company's Manila facility infrastructure; capital investment in additional production technologies; and normal ongoing capital investments.


     Capital expenditures in the comparable period in 1999 were primarily utilized for expansion of production capacity required to meet the growth in revenues, and for the replacement of computer equipment not Year 2000 compliant.

Net Cash Provided By Financing Activities

     In the nine months ended September 30, 2000, net cash provided by financing activities totaled approximately $240,000 compared to $759,000 in the comparable period in 1999. The change was primarily due to a decrease in proceeds from the exercise of stock options.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $3 million, none of which was borrowed at October 31, 2000. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

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


Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At September 30, 2000, there were no borrowings under the credit facility. Changes in the prime interest rate during fiscal 2000 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2000.

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


INNODATA  CORPORATION




  Date:        November 10, 2000          /s/
                                     --------------------------
                                      Jack Abuhoff
                                        President
                                        Chief Executive Officer


  Date:        November 10, 2000          /s/
                                     ---------------------------
                                      Martin Kaye
                                       Executive Vice President
                                       Chief Financial Officer


  Date:        November 10, 2000          /s/
                                     ---------------------------
                                      Stephen Agress
                                       Vice President - Finance
                                       Principal Accounting Officer
