Form 10-K
period 2000-12-31
INNODATA CORP
filed 2001-04-02
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/    Annual report under section 13 or 15(d) of the securities exchange act of
1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/


State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 28, 2001 of $5.00 per share. $82,043,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   21,134,252 shares of common stock, $.01 par value, as of February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]



                                     PART I


Item  1.  Description  of  Business.

General

     Innodata Corporation ("Innodata" or the "Company") is a leading provider of digital content outsourcing services. It provides a host of content conversion and management solutions to online and Internet-based publishers, content aggregators and syndicates, B2B and e-commerce firms and a growing number of Internet portals as well as non-Internet firms. Through its XML Content Factory, the Company provides large-scale XML content conversions and enhancement services. The Company's outsourcing solutions typically draw upon one or more of the following specific services: data conversion, content architecture, content management, XML services, metadata creation, editorial enhancement, software development, and consulting services. Through the provision of these services, Innodata provides all the necessary steps to enable its clients to create and distribute vast amounts of digital information via the Internet, intranet, extranet, and other digital media.

     The Company is leveraging its strong heritage in data conversion and editorial services and is extending it to facilitate XML content management solutions. Since 2000, Innodata has delivered XML solutions that enable content publishers to rapidly deploy large-scale XML repositories, reducing new product time to market and time to revenue.

     The Company was incorporated in Delaware in June 1988, and operates from its North American Solutions Center in Hackensack, New Jersey; its Enterprise Support Services Center in Manila, the Philippines; its XML Content Factory in Mandaue, the Philippines; and its content production and R&D/applications development facilities in: Manila, the Philippines; Cebu, the Philippines; Legaspi, the Philippines; Noida, India; Delhi, India; and Colombo, Sri Lanka.

Industry Background

     XML (Extensible Markup Language) technology has reshaped the market for electronic content publishing, unleashing substantial new revenue opportunities for digital content owners of all types. Whether the objective is to drive online transactions or sell subscription-based information services, XML is creating new opportunities to drive revenue. Given that content is the cornerstone of XML, XML-izing content is the prerequisite for content owners to participate in these new revenue opportunities.

     Through the functionality of XML, content publishers can participate in emerging revenue-producing business models involving content syndication; application-driven, dynamic content delivery; and the spontaneous synthesis of data into interactive "web services". In addition, the technology enables content owners to repurpose content into derivative products quickly and efficiently, which means faster reaction to market opportunities.

     In order to participate in these business opportunities, content owners are forced to confront the challenge of building massive XML content. Competitive pressures are expected to accelerate this investment. Jupiter Communications has stated that, "As XML saturation reaches critical mass, noncompliant sites will find it increasingly difficult to negotiate content partnerships" and will "risk losing critical audience share and being locked out of lucrative content partnerships." Yet the complexity of large-scale XML transformations poses significant technical and logistical obstacles. Moreover, there is a shortage of XML-savvy technical talent and information architects to guide these transformations.

     Other business drivers exist, as well. For example, the market expects content publishers to deliver ever-increasing quantities of online information quickly, adding rich media functionality and other kinds of enhancement to traditional full text-based online products. Typically, given the inelasticity of the subscription-based pricing models under which many content owners operate, these market expectations threaten to erode content owners' margins.

     To tap the new business opportunities that XML facilitates, to obtain access to leverageable technical know-how, to maintain the flexibility and market focus to produce high-demand products, and to protect profit margins by reducing cost,content owners are increasingly receptive to outsourcing solutions.

     Many of the Company's clients, in fact, have chosen to focus internal resources on strategic initiatives (e.g., product definition, content acquisition and marketing), declaring content management-related activities (e.g., contentcreation, conversion and enrichment) non-strategic - albeit mission-critical - and susceptible to outsourcing.

     The Company focuses its marketing efforts primarily on content publishers and information providers in the following vertical markets: knowledge services/eLearning/distance learning; scientific/technical/medical; legal and financial (including regulatory and tax); e-book publishing; general web portals and content aggregators; and B2B/online marketplaces.

     At the same time, other types of companies (ranging from manufacturing firms to professional firms) are confronting strategies for transacting business over the Internet, creating content-driven, integrated vertical portals ("vortals"). Others create and distribute product catalogs, parts catalogs, and technical documentation, or archive and share B2B and e-commerce data. Still others create and publish maintenance manuals, research materials, and other documents, or seek to mine value from legacy data, implementing electronic knowledge management initiatives as a way of mitigating the cost of isolated islands of information, and redundancies and duplication in work efforts. These companies view the Web as a viable publishing environment for enabling unprecedented information access to knowledge workers through a variety of Web-enabled devices. According to Zona Research, "XML has found a place in industries as diverse as medicine, insurance, electronic component trading hubs, petrochemicals, forestry and finance, to name a few." All of these verticals represent current or potential markets for the Company's services.


Corporate Strategy

     The increased acceptance of outsourcing by electronic publishers, and the move to XML, in particular, has created a significant opportunity to create full-service solutions for creating and managing content and for XML-izing large repositories of Web-publishable information. The Company believes that there is an infinite number of textual, audio, and video data sources that will be made available on the Web by electronic publishers, and that many information publishers and content owners will desire to outsource this effort. The Company intends to enter into strategic outsourcing agreements with clients requiring large-scale XML transformations and content management solutions. The Company intends to target publishers and information providers; knowledge services and eLearning companies; Internet content portals; e-content vendors; and rich media owners; and corporations with B2B, and knowledge management initiatives.

     Specifically, Innodata plans to dominate the growing market for XML content creation and content management services by:

(1) Further leveraging existing and emerging technologies to create increasingly efficient tools for creating large-scale XML content repositories;

(2) Maintaining the Company's position as the de facto supplier of large-scale XML content services, while extending our leadership in XML architecture and XML consulting;

(3) Entering into additional high-profile client partnerships for large-scale XML content services;

(4) Growing vertically-aligned sales and consulting operations in North America and Europe;

(5) Designing highly tailored service offerings to meet the unique needs of targeted vertical markets;

(6) Responding to opportunities to provide increased value-added services to our clients; and

(7) Expanding our delivery capabilities to embrace new technology initiatives that are strategic for our clients.

     Additionally, the Company plans to extend its service offerings into other strategic areas consistent with its vision statement as the de facto provider of digital content outsourcing solutions.

Close Relationships With Clients

     Innodata views the long-term partnerships with its clients as a critical element in its historical and future success. Innodata provides services to a wide variety of content owners. Our clients include many of the largest and most highly regarded electronic publishers, Fortune 500, and Global 1000 companies. Some of our clients are traditional online publishers who acquire or syndicate information from a variety of sources, repackage the content and resell it to targeted groups of end users (e.g., Elsevier Science to libraries, Lexis-Nexis and Westlaw to attorneys, etc.). Others of our clients are new to online publishing (e.g., Questia Media, Bell & Howell), having developed novel electronic information offerings geared to the new possibilities offered by emerging technologies such as XML.

     To continue to meet the needs of existing and prospective clients in a timely fashion, Innodata works directly with its clients to identify and develop new and improved service offerings. To promote a close and continuing relationship with clients, the Company sells through its North American Solutions Center and provides 24/7 project support through its Client Service Centers.

     The Company generally performs its work for its clients under project-specific contracts, requirements-based contracts or long-term contracts. Contracts aretypically subject to numerous termination provisions.

     Innodata is from time to time required by clients to enter into non-disclosure agreements pursuant to which Innodata agrees, inter alia, not to disclose its clients. Reasons for requiring such arrangements vary, but typically involve a preference on the part of the client not to publicize its outsourcing strategy or to telegraph to competitors a new product development initiative.

Recurring Business

     The Company's marketing, pricing, and support strategies are focused on the generation of both one-time and recurring revenues. Many of the Company's clients are involved in publishing content that requires regular updating or enhancement, which provides Innodata with recurring business.

Comprehensive Service Offering

     The Company's comprehensive service offering distinguishes the Company from its competitors. Many competitors offer only a single service, such as data capture, but do not offer the full complement of specialized services large organizations require in order to build large-scale XML repositories or develop and manage on-line/Internet content. Innodata provides a broad range of content-related services (including information architecture and consulting services, applications development, metadata development, taxonomy development, topic maps development, etc.) to enable its clients to publish massive content databases quickly and economically and to obtain the full benefit of emerging technologies such as XML.

     Consulting and Support

     Through its Consulting Services Group, the Company offers clients vendor-neutral conversion and consulting services for XML (Extensible Markup Language), SGML (Standard Generalized Markup Language), and HTML (Hypertext Markup Language) implementations. The Consulting Services Group has considerable experience in the design and delivery of content architectures and content management systems that are extensible, scalable, and easily integrated, addressing unique business or industry requirements for content functionality.

      In addition, the Consulting Services Group offers specialized programming and conversion application development, document analysis, DTD architecture analysis and design, XML topic maps development and taxonomy/controlled vocabulary development.

     The Company operates two Client Support Centers, one located at its North American Solutions Center in New Jersey and one located at its Enterprise Support Services Center in the Philippines. Seamlessly linked over a proprietary fiber-optic wide area network, the Client Support Centers offer clients 24/7 hotline project support and remote dial-in services for data transmission.

     Data Conversion

     For clients that deploy electronic data for online information retrieval, Internet distribution, intranet, extranet, permanent archives, or printing on demand, Innodata converts large-scale data (ranging from hardcopy and paper collections to a variety of legacy-formatted data and proprietary electronic formatted data) to a variety of output formats (including XML and XML derivatives, HTML, SGML, Open eBook (OeB), Microsoft Reader (.LIT), Rocket eBook (.RB), and PDF). The Company specializes in large-scale, richly-tagged XML conversions through its XML Content Factory in Mandaue, the Philippines.

     To accomplish these tasks, Innodata utilizes high-speed scanning; a variety of commercial and proprietary OCR/ICR (optical/intelligent character recognition)applications; structured workflow processes; and proprietary applications and tools designed to create highly accurate, highly consistent data. Innodata's systems enable multiple production processes to be performed simultaneously at one or more of its production sites.

     Innodata's conversion engineers use proprietary technology for data enhancement and validation, and create automated procedures - utilizing industry standards such as Omnimark, DynaText, Adept, etc. - to ensure validated SGML and XML structure for legacy data files.

     Innodata's editorial specialists enhance the structured files by adding hyperlinks, tagging and inserting electronic markers. The Company maintains a staff of experienced engineers and programmers who develop and employ custom conversion filters and parsers for this purpose.

     Innodata's applications development efforts have focused on the particular challenge of creating large-scale, tag-intensive XML from unstructured or semi-structured sources, providing "intelligence" to content as part of the conversion process.

     Two of Innodata's conversion facilities have been accorded ISO 9003 and 9002 Certifications. The ISO 9000-series certification program is an internationally recognized marque of quality assurance and process conformity. Regularly scheduled ISO audits assure a high degree of staff acuity to the documented processes and serve to build accountability within all levels of the Company's delivery organizations. Increasingly, clients rely on their vendors' conformity to documented processes and promised quality levels when making purchasing decisions. Innodata's adoption of the ISO program has resulted in such processes having become engrained in its operating culture, which in turn services as a major contributor to generating and maintaining client confidence in Innodata's ability to make deliveries as promised.

     Content and Metadata Development; Data Enhancement

     Innodata's teams of editorial and content specialists provide a variety of content enhancement services. These services include taxonomy and controlled vocabulary development, hyperlinking development, and indexing and abstracting. Innodata's editorial and content specialists are typically highly educated professionals with extensive training and backgrounds in fields related to the content with which they work. These fields include, most notably, biology, chemistry, medicine, pharmacology, genetic engineering, electrical engineering, chemical engineering, and law.

Sales and Marketing

     Sales and marketing functions are primarily conducted by Innodata's full-time direct sales force. Sales and marketing activities have consisted primarily of exhibiting at trade shows in the United States and Europe, and seeking direct personal access to decision-makers at existing and prospective clients. The Company has also obtained visibility by way of articles published in the trade press and on the Company's web site. To date, Innodata has not conducted any significant advertising campaign in the general media.

     The direct sales effort is closely supported by consulting personnel from the Company's Consulting Services Group. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations, and time estimates.

Competition

     There is no significant direct competition providing the particular range and combination of services as Innodata. The Company does, however, encounter direct competition from a number of public and private companies that offer some of the specific services offered by Innodata. In terms of XML data conversion, companies compete based on the basis of quality, accuracy and consistency, as well as ability to deliver large-scale, tag-intensive requirements quickly. Innodata's ability to compete favorably is, therefore, dependent upon its ability to react appropriately to short and long-term trends, harness new technology, and deliver large-scale requirements quickly. Versaware, Inc., SPI, Inc., and Jouve, S.A. compete for XML content creation business. With respect to content management, competitors include Cylex, Texterity, and Breakaway. With respect to XML and related consulting services, Mulberry Technologies, Bertelsmann Industry Services, Textuality, Thomas Technology Solutions, Inc., DataChannel, Jouve Data Management, ArchiTag, and KPMG Consulting provide competitive services. Innodata's outsourcing services also compete with clients' and potential clients' "in-sourcing" personnel, who may attempt to duplicate the Company's services using in-house staff. We believe that the principal competitive factors in the market for digital content outsourcing services are quality, scalability, technological leverage, XML expertise, and completeness of solution.

Research and Development

     Innodata increasingly relies upon the integration of advanced technologies to differentiate itself from others. Accordingly, we plan to develop new proprietary applications with which to perform our services and to continue to evaluate new technologies. During fiscal year 2000, Innodata significantly increased investment in the development and integration of proprietary applications for use in the XML Content Factory. Applications development was predominantly associated with improving accuracy, consistency, and speed of complex XML tagging for large-scale requirements. We intend to make further investments in applications development and integration in order to respond to market opportunities. In 2000, all research and development expenditures were charged as development expenses.


Employees

     As of February 28, 2001, the Company employed an aggregate of approximately 25 persons in the United States, and approximately 14,000 persons in four production facilities in the Philippines, one production facility in Sri Lanka, and one production facility in India. Certain employees at the Company's Manila facility are members of a union. The Company reached agreement in 1996 on a collective bargaining agreement, which provides for approximately 12 percent wage increases per annum plus one-half of any government mandated increases for the five years ending March 31, 2001. The Company is currently negotiating a new collective bargaining agreement with leadership of this union. While the Company anticipates that an agreement will be reached, there can be no assurances that this will be the case. On a percentage basis, union membership at the Manila facility accounts for approximately 6.7% of the Company's workforce. While a strike or job action would likely disrupt operations temporarily, the Company believes that the disruption could likely be managed by shifting work temporarily or permanently to another of its production facilities. No other employees are represented by a labor union, and the Company believes that its relations with its employees are satisfactory.

     At all its locations, the Company enforces vigorous policies to protect its employees against sexual harassment, discrimination based on age, race, gender or sexual orientation. The average age of Innodata employees is 25 years. Fifty-three percent of our staff is female. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine, and social sciences.

     We provide employees a range of amenities, including internet cafes, where employees can surf the web during breaks; on-site, Company-subsidized restaurants; and on-site stores where employees can purchase dry goods and groceries on credit, arranging purchases from their PCs over a corporate intranet.

     To retain our qualified personnel, Innodata offers highly competitive base salaries that are supplemented by results-based incentives. Senior management receives bonuses and stock options. Our compensation structure is coupled with an extensive benefits package that includes comprehensive health insurance coverage, canteen and grocery subsidies, paid holiday leaves, continuing education programs, clothing and optical allowances, and a retirement program. Moreover, Innodata provides overtime premiums, holiday pay, bereavement and birthday leaves, as well as maternity and paternity benefits.


Risk Factors

     The nature of Innodata's business, as well as the Company's strategy, the size and location of its facilities, and other factors entail a certain amount of risk. These risks may include, but are not limited to, the following:

Risks of Continued Growth

     Innodata has grown rapidly in recent periods, and this growth may not continue. Organic growth will require us to develop new client relationships and expand existing ones, improve our operational and information systems and further expand our capacity. We plan to further expand our capacity by enlarging our facilities and by adding new facilities and/or equipment. Such expansion involves significant risks. For example: the Company may not be able to attract and retain the management personnel and skilled employees necessary to support expanded operations; the Company may not efficiently and effectively integrate new operations, expand existing ones and manage geographically dispersed operations; the Company may incur cost overruns; the Company may encounter construction delays, equipment delays or shortages, labor shortages and disputes, and production start-up problems that could adversely affect our growth and our ability to meet clients' delivery schedules; the Company may not be able to obtain funds for this expansion; and the Company may not be able to obtain loans or operating leases with attractive terms.

     In addition, the Company expects to incur new fixed operating expenses associated with its expansion efforts, including increases in depreciation expense, rental expense, and overall increases in cost of sales. If the Company's revenues do not increase sufficiently to offset these expenses, our operating results may be adversely affected.

     Risks of Acquisitions

     Acquisitions may represent a significant portion of the Company's growth strategy, and the Company intends to pursue attractive acquisition opportunities. Acquisitions involve a number of risks and challenges. These include, but are not limited to: diversion of management's attention; the need to integrate acquired operations; potential loss of key employees and clients of the acquired companies; lack of experience operating in the geographic market of the acquired business; and an increase in expenses and working capital requirements.

     To integrate acquired operations, the Company must implement management information systems and operating systems and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

     Any of these and other factors could adversely affect our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition. Furthermore, any future acquisitions may require the Company to incur debt or conduct equity financing, which could increase our leverage or be dilutive to our existing shareholders. No assurance can be given that we will consummate any acquisitions in the future.

     Variability of Client Requirements and Operating Results

     A number of our significant client contracts are requirements-based. Clients may cancel their production requirements, change their production requirements or delay their production requirements for a number of reasons. Cancellations, reductions or delays by a significant client or by a group of clients would adversely affect our results of operations. In addition, other factors may contribute to fluctuations in our results of operations. These factors include: the timing of client orders; the volume of these orders relative to our capacity; market acceptance of clients' new products; the timing of our expenditures in anticipation of future orders; the Company's effectiveness in managing manufacturing processes; changes in economic conditions; and local factors and events that may affect our production volume (such as local holidays) or unforeseen events (e.g., earthquakes, storms, civil unrest).

     Innodata makes significant decisions based on our estimates of client requirements, including decisions about the levels of business that the Company will seek and accept, production schedules, equipment procurement, personnel hiring, and other resource acquisition. The nature of our clients' commitments and the possibility of changes in demand for their products may reduce the Company's ability to estimate accurately future client requirements. On occasion, clients may require rapid increases in production, which can stress our resources. Although we have increased our content conversion capacity and plan further increases, there can be no assurance the Company will have sufficient capacity at any given time to meet all of our clients' demands. In addition, because many of the Company's costs and operating expenses are relatively fixed, a reduction in client demand can adversely affect our margins.

     Client Concentration; Dependence on the Online Information Industry

     One client accounted for 54% of the Company's revenues in 2000. One other client accounted for 17% of the Company's revenues in 1999. During 1998, one other client that is comprised of twelve affiliated companies, accounted for 19% of the Company's revenues and one other client accounted for 12% of the Company's revenues. No other client accounted for 10% or more of the Company's revenues. Further, in 2000, 1999 and 1998, export revenues, all of which were derived from European customers, accounted for 10%, 20% and 20%, respectively, of the Company's revenues. A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients.

     Factors affecting the online publishing, B2B, and e-commerce industry in general could have a material adverse effect on our clients and, as a result, on the Company's performance. Such factors include: the inability of our clients to adapt to rapidly changing technology and evolving industry standards, the inability of our clients to develop and market their products, some of which are new and untested; and, recessionary periods in our clients' markets. If clients' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially and adversely affected.

     Risk of Increased Taxes

     We have structured our operations in a manner designed to maximize income in countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our taxes could increase if these tax incentives are not renewed upon expiration, or tax rates applicable to us are increased. Substantially all of the services provided by our Asian subsidiaries are performed on behalf of clients based in North America and Europe. We believe that profits from our Asian operations are not sufficiently connected to jurisdictions in North America or Europe to give rise to income taxation there. However, tax authorities in jurisdictions in North America and Europe could challenge the manner in which profits are allocated among our subsidiaries, and we may not prevail in any such challenge. If our Asian profits became subject to income taxes in such other jurisdictions, our worldwide effective tax rate could increase.

     Risks of Competition

     The markets for XML data conversion, other kinds of data conversion, content management, content enhancement, and consulting services are extremely competitive and include many companies, several of which have achieved significant market share, as well as the internal data conversion staff employed by current and prospective clients.

     Risks of International Operations

     While the major part of the Company's operations are carried on in the Philippines, India, and Sri Lanka, the Company's headquarters are in the United States and its clients are primarily located in North America and Europe. As a result, the Company is not as affected by economic conditions overseas as it would be if it depended on revenues from sources internal to those countries. However, such adverse economic factors as inflation, external debt, negative balance of trade, and underemployment may significantly impact the Company.

     Certain aspects of overseas economies directly affect the Company. Overseas operations remain vulnerable to political unrest, which could interfere with the Company's operations. Political instability could also change the present satisfactory legal environment for the Company through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like.

     The Indian operations are conducted through a wholly-owned subsidiary that has been granted an income tax holiday through December 31, 2004. Accordingly, no income taxes will be payable on earnings from operations of the subsidiary during such period, unless repatriated to the U.S.

     The Company funds its overseas operations through transfers of U.S. dollars only as needed and generally does not maintain any significant amount of funds or monetary assets overseas. To the extent that the Company needs to bring currency to the United States from its overseas operations, it may be affected by currency control regulations.

     The Philippines is subject to relatively frequent earthquakes, volcanic eruptions, floods, and other natural disasters, which may disrupt the Company's operations. Further, power outages lasting for periods of as long as eight hours per day have occurred. The Company's facilities are equipped with standby generators which have produced electric power during these outages; however, there can be no assurance that the Company's operations will not be adversely affected should municipal power production capacity deteriorate further.

     The geographical distances between Asia, the Americas, and Europe create logistical and communications challenges which the Company must overcome.

     Risks of Currency Fluctuations and Hedging Operations

     The Philippines has historically experienced high rates of inflation and major fluctuations in exchange rate between the Philippine peso and the U.S. dollar. Continuing inflation without corresponding devaluation of the peso against the dollar, or any other increase in value of the peso relative to the dollar, may have a Since 1997, the Company has not purchased foreign currency futures contracts for pesos. However, the company may choose to do so in the future.

     Dependence of Key Personnel

     Our success depends to a large extent upon the continued services of our key executives and skilled personnel. Several of our officers and key employees are bound by employment or non-competition agreements. However, there can be no assurance that we will retain our officers and key employees. The Company could be materially and adversely affected by the loss of such personnel.

     Volatility of Market Price of Common Stock

     The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology and Internet-related companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. The market for the Company's common stock may be subject to similar fluctuations. Factors such as fluctuations in the Company's operating results, announcements of new contracts, partnerships, acquisitions and alliances, technological innovations or events affecting other companies in the Internet or technology industry generally, as well as currency fluctuations and general market conditions, may have a significant effect on the market price of the Company's common stock.


Item 2.  Description of Property.

     The Company's services are primarily performed at its Hackensack, NJ corporate headquarters and six overseas production facility complexes, including its new 100,000 square foot XML Content Factory complex, located in Mandaue, the Philippines. Other locations include a three building complex occupying approximately 60,000 square feet in Manila, the Philippines, as well as facilities in Cebu City and Legaspi City, the Philippines, Metro Delhi, India and Colombo, Sri Lanka. All facilities are leased for terms expiring on various dates through 2009, and many are cancelable at the Company's option. Annual rental payments on property leases currently approximate $1,700,000.

     Subsequent to December 31, 2000, the Company leased a premises in Delhi, India to house its new XML Software Factory.

     The Company believes that it maintains adequate fire, theft and liability insurance for its facilities and that its facilities are adequate for its present needs.


Item 3.  Legal Proceedings.

     There is no material litigation pending to which the Company is a party or of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on December 14, 2000. The following are the results of the voting (the following amounts are adjusted to reflect the two-for-one stock dividend paid on December 7, 2000 as well as the two-for-one stock dividend declared on February 28, 2001). The total shares voted were 19,923,992.


Election of Directors

      Nominee                    For      Against  Abstain  Not Voted
      -------                   ----      -------  -------  ----------
    Jack Abuhoff             19,153,584     -      193,412       -
    Dr. Charles F. Goldfarb  19,153,584     -      193,412       -
    E. Bruce Fredrikson      19,153,584     -      193,412       -
    Barry Hertz              19,153,584     -      193,412       -
    Martin Kaye              19,153,584     -      193,412       -
    Todd Solomon             19,153,584     -      193,412       -
    Abraham Biderman         19,153,584     -      193,412       -

2000 Stock Option Plan        8,297,084  733,812   70,692  10,245,408

Appointment of Auditors:     19,296,716   28,864   21,416        -



     Because the matter of the 2000 Stock Option Plan did not receive the vote required to approve this matter, the vote was adjourned until January 11, 2001, at which meeting the vote required to approve this matter was still not achieved and the Stock Option plan was not approved.

     At a Special Meeting of Stockholders held on February 27, 2001, the stockholders approved the increase in authorized shares to 75 million shares of $.01 par value Common Stock. The results of the vote (adjusted to reflect the two-for-one stock dividend declared on February 28, 2001) are as follows:



                                For     Against  Abstain
                            ----------  -------  -------
Increase Authorized Shares  19,697,992  300,104  5,408




                                     PART II


Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "INOD." On February 28, 2001, there were 108 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,000.

     The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2000, after giving retroactive effect to a three-for-one stock dividend paid on September 9, 1999, a two-for-one stock dividend paid on December 7, 2000 and a two-for-one stock dividend payable on March 23, 2001.





                        Common Stock
                         Sale Prices

          1999          High       Low
          ----        -------     ----

      First Quarter         1     7/16

      Second Quarter   1--3/8    11/16

      Third Quarter    3--1/4    11/16

      Fourth Quarter   3--5/8   1--1/2


             2000       High       Low
             ----       ----       ---

      First Quarter   4--3/16        2

      Second Quarter   2--3/8  1--5/16

      Third Quarter    3--1/8   1--7/8

      Fourth Quarter   5--5/8  2--3/16



Dividends

      The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company paid a three-for-one stock dividend on September 9, 1999, a two-for-one stock dividend on December 7, 2000 and on February 28, 2001 declared a two-for-one stock dividend payable on March 23, 2001.

Item 6.  Selected Financial Data



Year ended December 31,    2000          1999          1998          1997          1996
                        ----------    ----------  ------------  ------------  ------------

REVENUES                $50,731,476   $27,490,138   $19,593,353   $20,116,935   $20,536,448
                        -----------   -----------   -----------  ------------  ------------

OPERATING COSTS AND
   EXPENSES
    Direct
      operating costs    34,457,884    17,853,702    13,068,660    16,007,051    16,783,595
    Selling and
      administrative      7,247,901     6,783,313     4,982,127     5,283,891     4,799,739
    Restructuring
       costs, impairment
         of assets
          and other            -             -          133,141     1,500,000          -
    (Gain) loss on
      settlement of
       currency contracts      -             -         (487,458)    1,400,000          -
     Interest expense        42,883        10,542        77,594        85,595        36,383
     Interest income       (154,406)     (111,143)      (98,391)      (59,384)     (123,771)
                           --------      --------    ----------   -----------   -----------

          Total          41,594,262    24,536,414    17,675,673    24,217,153    21,495,946
                        ------------  -----------    ----------   -----------   -----------

INCOME (LOSS) BEFORE
   INCOME TAXES
      (BENEFIT)           9,137,214     2,953,724     1,917,680    (4,100,218)     (959,498)
INCOME TAXES (BENEFIT)    2,969,000       841,000      (332,000)      100,000      (357,000)
                        -----------   -----------   -----------   -----------   -----------

NET INCOME (LOSS)       $ 6,168,214   $ 2,112,724   $ 2,249,680   $(4,200,218)  $  (602,498)
                        ===========   ===========   ===========   ===========   ===========

BASIC INCOME (LOSS)
   PER SHARE                   $.30          $.11          $.13         $(.23)        $(.03)
                               ====          ====          ====         =====         =====

DILUTED INCOME
   (LOSS) PER SHARE             $.26         $.10          $.12         $(.23)        $(.03)
                                ====         ====          ====         =====         =====

CASH DIVIDENDS PER SHARE         -           -             -             -             -
                        ===========  ===========   ===========   ===========   ===========

WORKING CAPITAL         $ 9,505,865   $ 5,965,818   $ 4,749,101   $ 2,091,848   $ 4,774,121
                        ===========   ===========   ===========   ===========   ===========

TOTAL ASSETS            $27,946,037   $15,645,877   $10,595,508   $10,029,247   $12,416,296
                        ===========   ===========   ===========   ===========   ===========

LONG-TERM DEBT                 -      $    5 ,188   $    24,089   $    79,604   $   195,960
                        ===========   ===========   ===========   ===========   ===========

STOCKHOLDERS' EQUITY    $19,316,435   $11,652,094   $ 7,485,438   $ 5,254,133   $ 9,477,471
                        ===========   ===========   ===========   ===========   ===========



Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended December 31, 2000 and 1999

     Revenues increased 85% to $50,731,476 for the year ended December 31, 2000 compared to $27,490,138 for the similar period in 1999 principally resulting from a client which accounted for approximately 54% of the Company's revenue in 2000. One other client accounted for 17% of the Company's revenues in 1999. No other customer accounted for 10% or more of the Company's revenues. Further, in 2000 and 1999, export revenues, substantially all of which were derived from European clients, accounted for 10% and 20%, respectively.

     Direct operating expenses were $34,457,884 for the year ended December 31, 2000 and $17,853,702 for the similar period in 1999, an increase of 93%. Direct operating expenses as a percentage of revenues were 68% in 2000 and 65% in 1999. The dollar increase in 2000 is principally due to costs related to the increased revenues. Direct operating expenses as a percent of revenues increased by 3 percentage points in 2000, resulting from additional costs incurred principally for the new XML Content Factory (including start-up costs) (which accounted for approximately 9 percentage points) offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located (which resulted in a cost reduction of approximately 6 percentage points). Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expense was $7,247,901 and $6,783,313 for the years ended December 31, 2000 and 1999, respectively, representing an increase of 7% in 2000 from 1999. Selling and administrative expense as a percentage of revenues decreased to 14% in 2000 from 25% in 1999 due primarily to an increase in revenues without a corresponding increase in such expenses. Selling and administrative expense includes management and administrative salaries, sales and marketing costs and administrative overhead.

     In 2000, income taxes were lower as a percentage of income before income taxes than the federal statutory rate due primarily to certain overseas income that will not be taxed unless repatriated due to tax holidays granted to the Company.

     As a result of the aforementioned items, the Company realized net income of $6,168,214 in 2000 and $2,112,724 in 1999.

Years  Ended  December  31,  1999  and  1998

     Until the end of 1999 when the document imaging services segment was phased out, the Company operated in two business segments; Internet and on-line digital content outsourcing services, and document imaging services.

     Revenues increased 40% to $27,490,138 for the year ended December 31, 1999 compared to $19,593,353 for the similar period in 1998. Revenues from the Internet and on-line digital content outsourcing services segment increased 52% to $26,459,447 in 1999 from $17,401,346 in 1998. The increase was due principally to new projects from existing and new clients. During 1998, one client that is comprised of twelve affiliated companies, accounted for 21% of the Company's Internet and on-line digital content outsourcing services revenues. One other client accounted for 17% and 13% of such revenues in 1999 and 1998, respectively. No other client accounted for 10% or more of such revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European clients, accounted for 21% and 22%, respectively, of such revenues. Revenues from the document imaging services segment decreased to $1,030,691 in 1999 from $2,192,007 in 1998. During 1999, three clients accounted for 30%, 16% and 12%, respectively, of such revenues. During 1998, one other client accounted for 53% of the Company's document imaging service revenues. No other client accounted for 10% or more of such revenues.

     Direct operating expenses were $17,853,702 for the year ended December 31, 1999 and $13,068,660 for the similar period in 1998, an increase of 37%. Direct operating expenses for the Internet and on-line digital content outsourcing services increased to $16,712,563 in 1999 from $10,701,569 in 1998, or 56%.
Direct operating expenses as a percentage of revenues were 63% in 1999 and 61% in 1998. The increase in 1999 is due to costs incurred for the increased revenues, as well as training costs for new production employees required to meet the anticipated growth in revenues. Direct operating expenses in the document imaging services segment decreased to $1,141,139 in 1999 from $2,367,091 in 1998. The decrease in 1999 was due principally to management's efforts to address decreasing revenues.

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

     In 1999, the Internet and on-line digital content outsourcing services segment realized income before income taxes of $3,523,682, while the document imaging services segment incurred a loss of $569,958. In 1998, the Internet and on-line digital content outsourcing services segment realized income before income taxes of $3,151,928, while the document imaging services segment incurred a loss of $1,234,248, including a write-off of goodwill in the amount of $382,000.

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

Liquidity and Capital Resources

Selected  measures  of  liquidity  and  capital  resources  are  as  follows:





                                        December 31, 2000   December 31, 1999
                                        ------------------  ------------------

Cash and Cash Equivalents                  $9,040,000          $3,380,000
Working Capital                            $9,506,000          $5,966,000
Stockholders' Equity Per Common Share*           $.91                $.58


     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).


Net Cash Provided By Operating Activities

     During the year ended December 31, 2000, net cash provided by operating activities was $12,387,000 as compared to $2,878,000 in the 1999 comparative period. The increase was primarily due to:

- an increase of approximately $1,617,000 in non-cash charges to net income, resulting principally from a $1,162,000 increase in depreciation and amortization, an increase of $773,000 in deferred taxes, net of a decrease of $277,000 in tax benefits from the exercise of options.

- an increase in net collections of accounts receivable, primarily due to timing of collections;

- an increase in accounts payable and accrued expenses, primarily due to the timing of payments and the increased growth of operations;

- an increase in accrued salaries and wages, primarily due to increased production headcount and payroll; and

- an increase in income and other taxes, primarily due to increased provisions for income taxes.

     Partially offset by:

- an increase in prepaid expenses and other assets primarily attributable to the growth of operations and the new facility.


Net Cash Used in Investing Activities

     In the year ended December 31, 2000, the Company spent approximately $7,403,000 for capital expenditures, compared to approximately $3,891,000 in 1999. In 2000, the Company spent approximately $4.0 million for capital expenditures in connection with the creation of its new XML Content Factory. Such capital costs consist primarily of network and cabling costs, computer servers and storage, workstations, software licenses, leasehold improvement costs, and peripheral equipment.

     Management presently expects to make capital expenditures of approximately $8 million during the next year. Such capital expenditures include anticipated costs to renovate, re-engineer and expand two of the Company's facilities; costs of exercising the option to purchase presently leased computer workstations; capital investment in additional production technologies, including capital costs to create a new XML Software Factory; and normal ongoing capital investments.

     Capital expenditures in the comparable period in 1999 were primarily utilized for expansion of production capacity required to meet the growth in revenues, and for the replacement of computer equipment not Year 2000 compliant.

Net Cash Provided By Financing Activities

     In the year ended December 31, 2000, net cash provided by financing activities totaled approximately $676,000 compared to $857,000 in the comparable period in 1999. The change was primarily due to a decrease in proceeds from the exercise of stock options.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $3 million, none of which was borrowed at December 31, 2000. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

     Management believes that existing cash, internally generated funds and short term bank borrowings will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

Inflation, Seasonality and Prevailing Economic Conditions

     To date, inflation has not had a significant impact on the Company's operations. The Company generally performs its work for its clients under project-specific contracts, requirements-based contracts or long-term contracts. Contracts are typically subject to numerous termination provisions. The Company's revenues are not significantly affected by seasonality.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At December 31, 2000, there were no outstanding borrowings under the credit facility. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2001.

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


Item 8.  Financial Statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS





                                                                PAGE
                                                                -----

Independent Auditors' Report                                    II-9

Consolidated Balance Sheets
    as of December 31, 2000 and 1999                            II-10

Consolidated Statements of Income for the
    three years ended December 31, 2000                         II-11

Consolidated Statements of Stockholders'
     Equity for the three years ended December 31, 2000         II-12

Consolidated Statements of Cash Flows
     for the three years ended December 31, 2000                II-13

Notes to Consolidated Financial Statements                      II-14-24


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Innodata Corporation
Hackensack, New Jersey

We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/S/
Grant Thornton LLP
New York, New York
February 23, 2001
(Except for Note 5 as to which the date is February 28, 2001)


                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999





                                                     2000          1999
ASSETS

CURRENT ASSETS:
  Cash and equivalents                           $ 9,040,207   $ 3,380,242
  Accounts receivable-net
    of allowance for doubtful
      accounts of $884,000 in
        2000 and $580,000 in 1999                  5,799,102     5,247,428
  Prepaid expenses and other
     current assets                                1,194,158       396,743
  Deferred income taxes                              839,000       540,000
                                                 -----------   -----------
               Total current assets               16,872,467     9,564,413

PROPERTY AND EQUIPMENT - NET                       9,464,056     4,891,992

OTHER ASSETS                                       1,609,514     1,189,472
                                                 -----------   -----------
TOTAL                                            $27,946,037   $15,645,877
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $     -       $    19,629
  Accounts payable                                 3,196,112     1,553,585
  Accrued salaries and wages                       3,060,282     1,529,753
  Income and other taxes                           1,110,208       495,628
                                                 -----------   -----------
               Total current liabilities           7,366,602     3,598,595
                                                 -----------   -----------
LONG-TERM DEBT, less current portion                    -            5,188
                                                 -----------   -----------
DEFERRED INCOME TAXES                              1,263,000       390,000
                                                 -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-
      authorized 75,000,000 shares;
        issued - 21,688,214 shares in
         2000 and 20,535,772 shares in 1999          216,882       205,356
  Additional paid-in capital                      12,239,122    10,754,521
  Retained earnings                                7,081,400       913,186
                                                 -----------   -----------
                                                  19,537,404    11,873,063
  Less: treasury stock - at cost;
     576,996 shares                                 (220,969)     (220,969)
                                                 -----------   -----------
               Total stockholders' equity         19,316,435    11,652,094
                                                 -----------   -----------
TOTAL                                            $27,946,037   $15,645,877
                                                 ===========   ===========




                      INNODATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                  2000          1999          1998

REVENUES                                   $50,731,476   $27,490,138   $19,593,353
                                           -----------   -----------   -----------
OPERATING COSTS AND EXPENSES
     Direct operating costs                 34,457,884    17,853,702    13,068,660
     Selling and administrative expenses     7,247,901     6,783,313     4,982,127
     Impairment of assets and other                  -             -       133,141
     Gain on foreign currency contracts              -             -      (487,458)
     Interest expense                           42,883        10,542        77,594
     Interest income                          (154,406)    ( 111,143)      (98,391)
                                           -----------   -----------   -----------
                    Total                   41,594,262    24,536,414    17,675,673
                                           -----------   -----------   -----------
INCOME BEFORE PROVISION
     FOR (BENEFIT FROM) INCOME TAXES         9,137,214     2,953,724     1,917,680

PROVISION FOR (BENEFIT FROM) INCOME TAXES    2,969,000       841,000      (332,000)
                                           -----------   -----------   -----------
NET INCOME                                 $ 6,168,214   $ 2,112,724   $ 2,249,680
                                           ===========   ===========   ===========
BASIC INCOME PER SHARE                            $.30          $.11          $.13
                                                  ====          ====          ====
DILUTED INCOME PER SHARE                          $.26          $.10          $.12
                                                  ====          ====          ====





                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                    Additional    Retained
                                  Common Stock        Paid-in     Earnings     Treasury
                                Shares    Amount      Capital     (Deficit)      Stock       Total

January 1, 1998             18,260,832   $182,608  $ 8,703,340  $(3,449,218)  $(182,597)  $ 5,254,133

  Net income                       -         -            -       2,249,680        -        2,249,680

  Issuance of common
   stock upon exercise
    of stock
     options                    79,992        800       19,197         -           -           19,997

  Purchase of
    treasury stock                -         -            -            -        (38,372)      (38,372)
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 1998           18,340,824    183,408    8,722,537   (1,199,538)   (220,969)    7,485,438

  Net income                      -          -            -       2,112,724        -        2,112,724

  Issuance of common
    stock upon exercise
     of stock  options       2,054,956     20,548      892,913         -           -          913,461

 Issuance of common
   stock for software
     development               139,992      1,400       67,196         -           -           68,596

  Income tax benefit
    from exercise of
     stock options                -          -       1,071,875         -           -        1,071,875
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 1999           20,535,772    205,356   10,754,521      913,186    (220,969)   11,652,094

  Net income                      -          -           -        6,168,214        -        6,168,214

  Issuance of common
    stock upon exercise
     of stock options
      and warrants           1,152,442     11,526      689,601         -           -          701,127

  Income tax benefit
    from exercise of
     stock options                -          -         795,000         -           -          795,000
                            ----------   --------  -----------   ----------   ---------   -----------
December 31, 2000           21,688,214   $216,882  $12,239,122   $7,081,400   $(220,969)  $19,316,435
                            ==========   ========  ===========   ==========   =========   ===========




                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998





                                                          2000               1999          1998

OPERATING ACTIVITIES:
  Net income                                          $ 6,168,214   $      2,112,724   $ 2,249,680
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       2,959,060          1,797,031     1,322,721
    Tax benefit from exercise of options                  795,000          1,071,875          -
    Restructuring costs, impairment of
       assets and other                                      -                  -          133,141
    Loss (gain) on disposal of fixed assets                30,447             71,630       (74,399)
    (Gain) on foreign currency contracts                     -                  -         (487,458)
    Deferred income taxes                                 574,000           (199,000)     (482,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                (551,674)        (2,304,006)      419,834
      Prepaid expenses and other current assets          (977,415)          (326,131)      120,459
      Other assets                                       (409,034)           (73,565)       23,660
      Accounts payable and accrued expenses             1,653,394            258,238       (76,805)
      Liability for foreign currency contracts               -                  -         (912,542)
      Accrued salaries and wages                        1,530,529            680,145       208,422
      Income and other taxes payable                      614,580           (210,855)      102,300
                                                      -----------        -----------   -----------
         Net cash provided by operating activities     12,387,101          2,878,086     2,547,013
                                                      -----------        -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                 (7,403,446)        (3,890,848)   (1,024,622)
  Proceeds from disposal of property and equipment           -                  -          182,912
                                                      -----------        -----------   -----------
        Net cash used in investing activities          (7,403,446)        (3,890,848)     (841,710)
                                                      -----------        -----------   -----------
FINANCING ACTIVITIES:
  Payments of borrowings                                  (24,817)           (55,990)     (121,247)
  Proceeds from exercise of stock options                 701,127            913,461        19,997
  Purchase of treasury stock                                 -                  -          (38,372)
                                                      -----------        -----------   -----------
         Net cash provided by (used in)
           financing activities                           676,310            857,471      (139,622)
                                                      -----------        -----------   -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             5,659,965           (155,291)    1,565,681
CASH AND EQUIVALENTS, BEGINNING OF YEAR                 3,380,242          3,535,533     1,969,852
                                                      -----------        -----------   -----------
CASH AND EQUIVALENTS, END OF YEAR                     $ 9,040,207        $ 3,380,242   $ 3,535,533
                                                      ===========        ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Interest                                          $    42,883   $         10,542   $    32,524
    Income taxes                                      $ 1,018,000   $        310,698   $      -




                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Business and Basis of Presentation - Innodata Corporation and subsidiaries (the "Company") is a leading provider of digital content outsourcing services, specializing in XML transformations and content enhancement, offering a "single solution" for companies needing to create high-value, large scale web and on-line content. The Company's services are performed in production facilities located in the Philippines, Sri Lanka, India and the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     Revenue Recognition - Revenue is recognized in the period in which services are performed and delivered.

     Deferred Production Costs - Deferred production costs consist of actual labor and certain other costs incurred for uncompleted and unbilled services. Included in prepaid expenses and other current assets at December 31, 2000 and 1999 are deferred production costs totaling $876,000 and $46,000, respectively.

     Foreign Currency - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2000 and 1999 were translated at the exchange rate in effect as of those dates. Exchange losses resulting from such transactions in 2000 totaled approximately $180,000. Exchange gains and losses in 1999 and 1998 resulting from such transactions were immaterial.

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

     Fair Value of Financial Instruments - The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments for which estimated fair value has not been specifically presented, primarily cash and accounts receivable, is not materially different than the related carrying value. Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Different assumptions and/or estimation methodologies might have a material effect on the fair value estimates. Accordingly, the estimates of fair value are not necessarily indicative of the amounts the Company would realize in a current market exchange.

     Income Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds and tax benefits received from the exercise, based on average prices during the year.

2.     PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost less accumulated depreciation and amortization, consist of the following:





December 31,                        2000         1999

Equipment                      $12,447,297  $ 9,522,707
Furniture and fixtures             724,893      501,768
Leashold improvements            2,047,891    1,045,865
                               -----------  -----------
       Total                    15,220,081   11,070,340
Less accumulated depreciation
     and amortization            5,756,025    6,178,348
                               -----------  -----------
                               $ 9,464,056  $ 4,891,992
                               ===========  ===========



     As of December 31, 2000 and 1999, the net book value of property and equipment located at the Company's production facilities in the Philippines, India and Sri Lanka was approximately $9,046,000 and $4,217,000, respectively.

3.     INCOME  TAXES

     The significant components of the provision for (benefit from) income taxes are as follows:





                                                2000          1999        1998
Current income tax expense:
     Foreign                                $   61,000    $     -      $  50,000
     Federal                                 2,040,000       884,000      55,000
     State and local                           294,000       156,000      45,000
                                            ----------    ----------   ---------
                                             2,395,000     1,040,000     150,000
Deferred income tax expense (benefit)          574,000      (199,000)   (482,000)
                                            ----------    ----------   ---------
Provision for (benefit from) income taxes   $2,969,000    $  841,000   $(332,000)
                                            ==========    ==========   =========



     During 1998, the Company utilized approximately $1,100,000 of net operating loss carryforwards, resulting in a tax benefit of $375,000.

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                       2000   1999     1998

Federal statutory rate                                 34.0%  34.0%    34.0%

Effect of:
     Valuation allowance                                  -      -    (35.0)
     Utilization of net operating loss carryforwards
          not previously recognized                       -      -    (19.5)
     State income taxes (net of federal tax benefit)    1.6    0.1      1.6
     Effect of foreign tax holiday, net of foreign
          income not deemed permanently reinvested     (3.4)  (8.1)       -
     Foreign taxes                                      0.7      -      2.6
     Other                                             (0.4)   2.5     (1.0)
                                                       ----   ----    -----
Effective rate                                         32.5%  28.5%   (17.3)%
                                                       ====   ====    =====



     As of December 31, 2000 and 1999, the composition of the Company's net deferred income taxes is as follows:





                                                  2000        1999

Deferred income tax assets:
     Allowances not currently deductible   $   726,000   $ 355,000
     Expenses not deductible until paid        113,000      60,000
     Net operating loss carryforwards             -        225,000
                                           -----------   ---------
                                               839,000     640,000
     Less:  valuation allowance                   -       (100,000)
                                           -----------   ---------
                                               839,000     540,000
                                           -----------   ---------
Deferred income tax liabilities:
     Foreign source income, not taxable
          until repatriated                 (1,500,000)   (415,000)
     Depreciation and amortization             237,000      25,000
                                           -----------   ---------
                                            (1,263,000)   (390,000)
                                           -----------   ---------
Net deferred income tax (liability)/asset  $  (424,000)  $ 150,000
                                           ===========   =========


4.     COMMITMENTS  AND  CONTINGENT  LIABILITIES

     Line of Credit - The Company has a line of credit with a bank in the amount of $3 million. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand. The line was unused at December 31, 2000.

     Leases - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in the Philippines, which expire through 2007, contain provisions pursuant to which the Company may cancel the leases at any time. The annual rental for the leased space in the Philippines is approximately $950,000. For the years ended December 31, 2000, 1999 and 1998, rent expense for office and production space totaled approximately $1,600,000, $850,000 and $700,000, respectively.

     In addition, the Company leases certain equipment under short-term operating lease agreements. Pursuant to the lease agreements, the Company has the option to purchase some or all of the equipment at fixed amounts. For the year ended December 31, 2000, rent expense for equipment totaled approximately $900,000.

     At December 31, 2000, future minimum annual rental commitments on non-cancellable leases (excluding equipment leases with terms less than one year) are as follows:





2001         $  570,000
2002            500,000
2003            295,000
2004            295,000
Thereafter    1,600,000
             ----------
             $3,260,000
             ==========


     Litigation - In response to an arbitration proceeding brought by the Company against a former customer to collect past due amounts for services performed, the former customer has filed an amended answer with counterclaims alleging in substance breach of contract and warranty. These counterclaims seek compensatory damages of not less than $1,000,000 and punitive damages of $500,000. The amended answer was filed by the former customer after the New York State Supreme Court granted the Company's petition to compel arbitration. Management believes that the counterclaims are without merit, and intends to vigorously pursue its claims against the former customer.

     In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business.

     While the outcome of these matters is currently not determinable, management believes their outcome will not have a material adverse effect on the Company's financial statements.

     Foreign Currency - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

     Other Commitments - The Company has a collective bargaining agreement with certain employees at its Manila facility which provides for approximately 12% wage increases per annum plus one-half of any government mandated increases through March 31, 2001.

     Philippine Pension Requirement - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. Based on actuarial assumptions and calculations in accordance with SFAS No. 87, "Employers' Accounting for Pensions," the liability for the future payment is insignificant at December 31, 2000. Under the legislation, the Company is not required to fund future costs, if any.

5.     CAPITAL STOCK

     Common Stock - Effective March 25, 1998, the Company's stockholders approved a one-for-three reverse stock split. On September 9, 1999 and December 7, 2000, the Company paid a three-for-one and a two-for-one stock dividend, respectively. On February 28, 2001, the Company declared a two-for-one stock dividend payable on March 23, 2001, and the stockholders increased the number of common shares the Company is authorized to issue to 75,000,000. The financial statements and notes thereto, including all share and per share amounts, have been restated to reflect all such splits.

     Preferred Stock - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     Common Stock Reserved - At December 31, 2000, the Company reserved for issuance 8,942,884 shares of common stock pursuant to the Company's Stock Option Plans (including 1,099,164 options issued to the Company's Chairman and its President which were not granted under the plans).

6.     STOCK OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1995, 1996 and 1998 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan" and the "1998 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,050,000, 1,260,000, 210,000, 2,400,000, 1,999,992 and 3,600,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have been $5.7 million or $.28 per share, basic, and $.25 per share, diluted in 2000, $1.8 million, or $.10 per share, basic, and $.08 per share, diluted, in 1999, and $1.5 million, or $.08 per share, basic and diluted, in 1998. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 6% in 2000, 5% in 1999 and 1998, expected volatility of 115% in 2000 and 107% in 1999 and 1998; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.






                                                                                          Weighted
                                              Weighted                                    Average
                    Per Share                 Average   Weighted              Weighted     Fair
                    Range of                 Remaining  Average               Average      Value,
                    Exercise     Number     Contractual Exercise   Number      Exercise   Date of
                     Prices   Outstanding     Life      Price   Exercisable   Price       Grant

Balance 1/1/98   $0.25 - 0.81   2,954,304       4        $0.53    1,391,628    $0.68
                 $0.85 - 1.75   2,174,292       3        $1.17    1,127,952    $1.08
                               ----------                         ---------
                                5,128,596                         2,519,580
                                                                  =========
  Canceled       $0.31 - 0.88  (1,936,392)
  Canceled       $0.95 - 1.75  (1,950,516)
  Granted        $0.25 - 0.53   2,115,588       5        $0.46                             $0.33
  Granted and
      Repriced   $0.42 - 0.72   3,207,120       2        $0.53                             $0.22
  Granted and
      Repriced   $1.38            399,996       3        $1.29                             $0.17
  Exercised      $0.25            (79,992)
                               ----------
Balance 12/31/98 $0.25 - 0.75   6,446,604       3        $0.47    1,169,952    $0.34
                 $1.19 - 1.49     437,796       2        $1.31       37,800    $1.47
                               ----------                         ---------
                                6,884,400                         1,207,752
                                                                  =========

  Cancelled      $0.25 - 0.57    (425,388)      3        $0.38
  Granted        $0.67 - 2.00   1,249,200       5        $1.05                             $0.82
  Exercised      $0.25 - 0.75  (1,946,956)               $0.48
                               ----------
Balance 12/31/99 $0.25 - 0.47   1,321,320       2        $0.34    1,321,320    $0.34
                 $0.50 - 0.75   3,645,740       3        $0.58    2,056,940    $0.57
                 $1.19 - 2.00     794,196       2        $1.62      437,796    $1.31
                               ----------                         ---------
                                5,761,256                         3,816,056
                                                                  =========

  Cancelled      $0.35 - $2.00   (267,840)      5        $0.85
  Granted        $1.57 - $2.69  2,729,600                $1.97                             $1.58
  Exercised      $0.25 - $2.00   (902,440)               $0.61
                                ---------

Balance 12/31/00 $0.25 - $0.47  1,019,640       2        $0.34    1,019,640    $0.34
                 $0.50 - $0.75  2,858,632       3        $0.58    2,429,632    $0.56
                 $1.29            399,996       2        $1.29      399,996    $1.29
                 $1.56 - $2.25  2,699,108       4        $1.90      295,984    $1.73
                 $2.50 - $2.69    343,200       5        $2.52         -         -
                               ----------                         ---------
                                7,320,576                         4,145,252
                               ==========                         =========



     Subsequent to December 31, 2000, the Company granted options to purchase 1,142,000 shares at $5.44 per share.

8.     SEGMENT REPORTING

     Until December 31, 1999 when the Company phased out its document imaging services, the Company's operations were classified in two business segments; Internet and on-line digital content outsourcing services, and document imaging services.

     Internet and on-line digital content outsourcing services provide all the necessary steps for product development and data conversion to enable its clients to create and disseminate vast amounts of information both on-line and via the Internet. Its clients represent an array of Internet content providers and major electronic publishers of legal, scientific, educational, and medical information, as well as document-intensive companies repurposing their proprietary information into electronic resources that can be referenced via web-centric applications.

     In 1999 and 1998, one client accounted for 17% and 13%, respectively, of the Company's digital content outsourcing services' revenues. In addition, during 1998, one client that is comprised of twelve affiliated companies, accounted for 21% of such revenues. Further, in 1999 and 1998, export revenues, all of which were derived from European clients, accounted for 21% and 22%, respectively, of such revenues.

     The document imaging services segment provided high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.





                                             1999          1998
Revenues
Digital content outsourcing services  $26,459,447   $17,401,346
Document imaging services               1,030,691     2,192,007
                                      -----------   -----------
Total consolidated                    $27,490,138   $19,593,353
                                      ===========   ===========
Income (loss) before income taxes
Digital content outsourcing services  $ 3,523,682   $ 3,151,928(a)
Document imaging services                (569,958)   (1,234,248)(b)
                                      -----------   -----------
Total consolidated                    $ 2,953,724   $ 1,917,680
                                      ===========   ===========




(a) Includes gain on foreign currency contracts and reversal of previously estimated liabilities of $736,000.
(b)     Includes write off of goodwill of $382,000.





                                             1999         1998
Total assets
Digital content outsourcing services  $15,437,090  $ 9,520,116
Document imaging services                 208,787    1,075,392
                                      -----------  -----------
Total consolidated                    $15,645,877  $10,595,508
                                      ===========  ===========
Capital expenditures
Digital content outsourcing services  $ 3,881,870  $   980,218
Document imaging services                   8,978       44,404
                                      -----------  -----------
Total consolidated                    $ 3,890,848  $ 1,024,622
                                      ===========  ===========
Depreciation and amortization
Digital content outsourcing services  $ 1,660,801  $ 1,116,445
Document imaging services                 136,230      206,276
                                      -----------  -----------
Total consolidated                    $ 1,797,031  $ 1,322,721
                                      ===========  ===========




     In 2000, one client accounted for 54% of the Company's total revenues, and export revenues, most of which were derived from European clients, accounted for 10% of revenues. A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients.

9.     INCOME  PER  SHARE






                                                         2000         1999         1998

Net income                                           $ 6,168,214  $ 2,112,724  $ 2,249,680
                                                     ===========  ===========  ===========
Weighted average common shares outstanding            20,261,644   18,701,488   17,740,896
Dilutive effect of outstanding warrants and options    3,016,339    2,592,264      376,692
                                                     -----------  -----------  -----------
Adjusted for dilutive computation                     23,277,983   21,293,752   18,117,588
                                                     ===========  ===========  ===========
Basic income per share                                      $.30         $.11         $.13
                                                            ====         ====         ====
Diluted income per share                                    $.26         $.10         $.12
                                                            ====         ====         ====




10.     IMPAIRMENT  OF  ASSETS  AND  OTHER

     In the fourth quarter of 1998, management determined that the goodwill associated with the document imaging services business could not be recovered. Accordingly, the unamortized amount of $382,000 was written off at December 31, 1998. Further, certain estimated liabilities for restructuring and other items accrued in 1997 totaling $249,000 were deemed in excess of actual amounts payable and were recognized as income in the fourth quarter of 1998.

11.     FOREIGN CURRENCY CONTRACTS

     In the second quarter of 1998, the Company reached an agreement in connection with foreign currency contracts that were in dispute. This resulted in a reduction of the estimated liability previously provided by $487,000 that was recognized as a gain.

12.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)




                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
                                (in thousands, except per share)
2000
Revenues                      $8,839    $9,712   $13,039   $19,141
Net income                       258       429     1,468     4,013
Net income per share            $.01      $.02      $.07      $.19
Diluted net income per share    $.01      $.02      $.06      $.16

 1999
Revenues                      $5,611    $7,026    $7,073    $7,780
Net income                       291       968       585       269
Net income per share            $.02      $.05      $.03      $.01
Diluted net income per share    $.02      $.05      $.03      $.01




                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers  and  Directors

     The  officers  and  directors  of  the  Company  are  as  follows:



Name                     Age  Position
----                     ---  --------

Barry Hertz               51  Chairman of the Board of Directors

Jack Abuhoff              39  President, Chief Executive Officer and Director

Todd Solomon              39  Vice Chairman of the Board of Directors and Consultant

Martin Kaye               53  Executive Vice President, Chief Financial Officer, Secretary and
Director

Stephen Agress            39  Vice President - Finance

Jurgen Tanpho             36  Vice President - Operations

Jan Palmen                46  Vice President - Sales

Klaas Brouwer             34  Vice President - Technology

Abraham Biderman          52  Director

Dr. E. Bruce Fredrikson   63  Director

Dr. Charles F. Goldfarb   61  Director


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

     Martin Kaye has been Chief Financial Officer of the Company since October 1993, and was elected Executive Vice President in March 1998. He has been a Director since March 1995. He is a certified public accountant and serves as Vice President of Finance and a Director of TDC. Mr. Kaye had been an audit partner with Deloitte & Touche for more than five years until his resignation in 1993. Mr. Kaye holds a B.B.A. in accounting from Baruch College (1970).

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

     Klaas Brouwer was elected Vice President - Technology in July 2000. He was Assistant Vice President for Technology from September 1998 until June 2000.
Mr. Brouwer was Chief Technical Officer and Special Projects Division Manager at SPI Technologies, Inc., a leading competitor of the Company, from 1996 through 1998. From 1993 up to 1996, he served as IT Manager and member of the Management Team of Elsevier Science, responsible for the implementation of Software Development, LAN, WAN and Data Centers. Mr. Brouwer holds a Bachelors Degree in Information Technology from the Noordelijke Hogeschool Leeuwarden, a leading university in the Netherlands (1993).

     Abraham Biderman has been a Director of the Company since October 2000. He is Executive Vice President of Lipper & Company, Inc., a diversified financial services and money management firm, which he joined in 1990. He is also Managing Director of the Lipper Funds, Inc., a mutual fund family comprised of three publicly traded mutual funds, and of the Lipper Prime Asset Management/Lipper Leumi Asset Management, a provider of asset management services to foreign investors. Prior thereto, he served as special advisor to the Deputy Mayor and then the Mayor during New York City's Koch Administration. From January 1988 through December 1989, Mr. Biderman was Commissioner of New York City's Department of Housing, Preservation and Development. Prior thereto, he served as Commissioner of New York City's Department of Finance and as Chairman of New York City's Employee Retirement System. Mr. Biderman is a Director of the Municipal Assistance Corporation of the City of New York, a member of the Housing Committee of the Real Estate Board of New York, a Director of the New York City Public/Private Initiatives, Inc., a Director of M-Phase Technologies, Inc., a company that manufactures and markets high-bandwidth telecommunications products incorporating DSL technology, and is also on the boards of numerous not-for-profit and philanthropic organizations. Mr. Biderman is a certified public accountant and graduated with a B.A. in Investment Banking from Brooklyn College (1970).

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

     Dr. Charles F. Goldfarb has been a Director of the Company since October 2000. Dr. Goldfarb invented SGML (Standard Generalized Markup Language) in 1974 and later led the team that developed it into the International Standard (ISO
8879) on which the World Wide Web's HTML (HyperText Markup Language) and XML (Extensible Markup Language) are based. HTML is an SGML application, while XML is a Web-optimized subset of SGML. Dr. Goldfarb has served as Editor of the SGML International Standard for 20 years, and is a consultant to developers of SGML and XML applications and products. He is co-author of "The XML Handbook Third Edition" (Prentice-Hall, 2001), the first edition of which was rated the top XML book of 1998 by Amazon.com. He also authored "The SGML Handbook" (Oxford University Press, 1990), cited by "Seybold Report" as the definitive reference on SGML, and "The SGML Buyer's Guide: A Unique Guide to Determining Your Requirements and Choosing the Right SGML" and "XML Products and Services" (Prentice-Hall, 1998). He is Series Editor of Prentice-Hall's "Charles F. Goldfarb Series on Open Information Management" and "The Definitive XML Series from Charles F. Goldfarb." He has been profiled in "Forbes," "Web Techniques," "Red Herring," and other publications. He holds the Graphic Communications Association's first International SGML Award and the Printing Industries of America's Gutenberg Award, and is an Honorary Fellow of the Society for Technical Communication. Dr. Goldfarb earned an A.B. degree from Columbia College (1960) and a J.D. at Harvard Law School (1964).

     There are no family relationships between or among any directors or officers of the Company. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

Compliance  with  Section  16(a)  of  the  Exchange  Act.

     The Company believes that during the period from January 1, 2000 through December 31, 2000 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.

Item  11.  Executive  Compensation.

Executive  Compensation

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 2000 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE



                                       Annual Compensation
                                                                    Number of
Name and Principal           Calendar                              Stock Options
Position                       Year        Salary         Bonus       Awarded

Jack Abuhoff                   2000       $297,892      $ 75,000       1,020,000
President and CEO              1999        250,000        50,000         180,000
                               1998        200,000        20,000         249,996
                                                                   (A) 1,134,168

Barry Hertz                    2000       $ 75,000      $   -            250,000
Chairman                       1999         75,000          -            180,000
                               1998         75,000          -            168,000
                                                                     (A) 444,000

Todd Solomon                   2000       $ 75,000      $   -            176,000
Vice Chairman of the Board     1999         75,000         -             126,000
and Consultant                 1998         93,750         -             126,000
                                                                     (A) 860,388

Stephen Agress                 2000       $164,800      $ 24,720         100,000
Vice President - Finance       1999        160,000          -             72,000

Jan Palmen                     2000       $138,000      $115,719         140,000
Vice President - Sales         1999        110,000        38,000          72,000

Jurgen Tanpho                  2000       $102,724      $ 15,409         100,000
  Vice President - Operations

Klaas Brouwer                  2000       $ 92,950      $ 25,097        100,000
  Vice President - Technology


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

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants



                                                                                  Potential Realized
                                                                                   Value at Assumed
                               Percent of Total                                    Annual Rates of
                  Number of    Options  Granted    Exercise                     Stock Appreciation for
                   Options     to Employees in      Price      Expiration             Option Term
Name               Granted       Fiscal Year      Per Share      Date                5%          10%

Jack Abuhoff      1,020,000         37%        $1.57 - $2.25   6/05 - 10/05     $2,712,098  $3,422,334
Barry Hertz         250,000          9%            1.57            6/05            500,941     632,125
Todd Solomon        176,000          6%            1.57            6/05            352,662     445,016
Stephen Agress      100,000          4%            1.57            6/05            200,376     252,850
Jan Palmen          140,000          5%         1.57 - 2.25    6/05 - 10/05        315,242     397,796
Jurgen Tanpho       100,000          4%            1.57            6/05            200,376     252,850
Klaas Brouwer       100,000          4%            1.57            6/05            200,376     252,850



The options become exercisable on a linear basis over 48 months.



                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES


                                                 Number                 Value of Unexercised
                  Shares                      of Unexercised            In-the-Money Options
                 Acquired     Value       Options at Fiscal Year End     at Fiscal Year End
Name            on Exercise  Realized     Exercisable/Unexercisable    Exercisable/Unexercisable

Jack Abuhoff    126,996      $470,560       1,444,106/1,073,542          $6,855,307/$3,778,472

Barry Hertz     240,000      $847,900         418,454/303,542            $2,030,272/$1,275,972

Todd Solomon    123,996      $242,930         897,658/213,334            $4,528,466/$896,545

Stephen Agress   39,996       $58,944         206,584/121,416            $1,011,485/$510,386

Jan Palmen       36,000      $172,620          50,584/161,416              $231,485/$640,386

Jurgen Tanpho    15,998       $61,952         225,928/121,416            $1,108,198/$510,386

Klaas Brouwer      -             -             62,584/121,416              $291,110/$510,386


Directors  Compensation

     Dr. E. Bruce Fredrikson was compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. In addition, commencing November 2000, Dr. Charles F. Goldfarb was compensated at a rate of $2,000 per month, plus out-of-pocket expenses for each meeting attended. In addition, Mr. Goldfarb received approximately $15,000 for certain special assignments. No other director is compensated for his services as director. Further, in 2000, Messrs. Fredrikson, Biderman and Goldfarb received options to purchase 60,000, 80,000 and 120,000 shares, respectively, (after giving retroactive effect to a two-for-one stock split declared on February 28, 2001).

     The Company has an arrangement with Todd Solomon, its former President and CEO, that provides for a salary of $75,000 per annum. He serves as Vice Chairman of the Board and in executive capacities as designated by the CEO or the Board of Directors.

Compensation Committee Interlocks and Insider Participation

     For the Company's fiscal year ended December 31, 2000, Messrs. Hertz, Abuhoff and Kaye were officers of the Company and were members of the Board of Directors (there is no compensation committee). Mr. Hertz is Chairman and CEO of Track Data and Mr. Kaye is chief financial officer and a director of Track Data. Dr. Fredrikson is also a director of Track Data.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of February 28, 2001, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, 3 University Plaza, Hackensack, NJ 07601.





                                                    Shares Owned Beneficially (1)

                                             Amount and Nature
Name and Address of                            of Beneficial
Beneficial Owner                                 Ownership          Percent of Class

Track Data Corporation (2)                       2,176,972               10.3%

Barry Hertz (3)                                  2,669,858               12.4%

Todd Solomon (4)                                 3,016,488               13.7%

Jack Abuhoff (5)                                 1,692,224                7.5%

Martin Kaye (6)                                    551,328                2.6%

Stephen Agress (7)                                 423,672                2.0%

Jurgen Tanpho (8)                                  250,258                1.2%

Jan Palmen (9)                                      63,916                  *

Klaas Brouwer (10)                                  91,916                  *

Dr. E. Bruce Fredrikson (11)
Syracuse University
School of Management
Syracuse, NY 13244                                 158,988                  *

Abraham Biderman                                      -                     *

Dr. Charles F. Goldfarb                                800                  *

All Officers and Directors
as a Group (11 persons)
(3)(4)(5)(6)(7)(8)(9)(10)(11)                    8,919,448                35.3%



______________________________
* Less than 1%.
1.     Except as noted otherwise, all shares are owned beneficially and of record.
Includes shares pursuant to options presently exercisable or which are exercisable within 60 days.  Based on 21,134,252 shares outstanding.
2.     Consists of 2,176,972 shares owned by Track Data Corporation ("TDC").
3.     Includes 2,176,972 shares owned by TDC, which is principally owned by Mr.
Hertz, 33,600 shares held in a pension plan for the benefit of Mr. Hertz and currently exercisable options to purchase 439,286 shares of Common Stock.
4.     Includes currently exercisable options to purchase 912,324 shares of Common
Stock.
5.     Includes currently exercisable options to purchase 1,577,228 shares of Common
Stock.
6.     Includes currently exercisable options to purchase 511,332 shares of Common
Stock.
7.     Includes 182,040 shares owned of record and currently exercisable options to purchase 214,916 shares of Common Stock.  Also includes exercisable options to purchase 26,716 shares of Common Stock by his wife.  Mr. Agress disclaims beneficial ownership in shares attributable to his wife.
8.     Includes currently exercisable options to purchase 234,260 shares of Common
Stock.
9.     Consists of shares issuable upon exercise of currently exercisable options granted under the Company's Stock Option Plans.
10.     Includes currently exercisable options to purchase 70,916 shares of Common
Stock.
11.     Includes currently exercisable options to purchase 142,992 shares of Common
Stock.



Item  13.  Certain  Relationships  and  Related  Transactions.

     There  were  no  material  related  party  transactions.

                                     PART IV


Item  14.  Exhibits  and  Reports  on  Form  8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.



Exhibit  Description                   Filed as Exhibit
-------  -----------                   -----------------------

3.1      Restated Certificate of
              Incorporation            Exhibit 3.1 to Form SB-2 Registration Statement No. 33-62012

3.2      By-Laws                       Exhibit 3.2 to Form SB-2 Registration Statement No. 33-62012

4.2      Specimen of Common Stock
            certificate                Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

10.1     1994 Stock Option Plan        Exhibit A to Definitive Proxy dated August 9, 1994

10.2     1993 Stock Option Plan        Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3     Form of Indemnity
         Agreement with Directors      Exhibit 10.5 to Form SB-2 Registration Statement No. 33-62012

10.4     1994 Disinterested Directors
            Stock Option Plan          Exhibit B to Definitive Proxy dated August 9, 1994

10.5     1995 Stock Option Plan        Exhibit A to Definitive Proxy dated August 10, 1995

10.6     1996 Stock Option Plan        Exhibit A to Definitive Proxy dated November 7, 1996

10.7     1998 Stock Option Plan        Exhibit A to Definitive Proxy dated November 5, 1998

21       Subsidiaries of the
             registrant                Filed herewith

23       Consent of Grant
                 Thornton LLP          Filed herewith

(b)     There were no reports on Form 8-K filed during the quarter ended December 31, 2000.



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



Signature                Title                                 Date
---------                ------                                -----

    /s/                  Chairman of the Board                 March 29, 2001
-----------------------
Barry Hertz

    /s/                  President, Chief Executive Officer    March 29, 2001
-----------------------  and Director
Jack Abuhoff

    /s/                  Vice Chairman of the Board            March 29, 2001
-----------------------
Todd Solomon

    /s/                  Executive Vice President (Principal   March 29, 2001
-----------------------
Martin Kaye              Financial Officer), Director

    /s/                  Vice President - Finance (Principal   March 29, 2001
-----------------------
Stephen Agress           Accounting Officer)

    /s/                  Director                              March 29, 2001
-----------------------
Abraham Biderman

    /s/                  Director                              March 29, 2001
-----------------------
Dr. E. Bruce Fredrikson

                         Director                              March 29, 2001
-----------------------
Dr. Charles Goldfarb




                                                                      Exhibit 21


                                  Subsidiaries

                                      State or other               Name under
                                     jurisdiction of            which subsidiary
Name of Subsidiary                    incorporation              conducts business
                                     ---------------            ------------------
Innodata Philippines, Inc.*           Philippines                      Same
Innodata India (Private) Limited*        India                         Same
Innodata Mandaue, Inc.*               Philippines                      Same
Innodata Lanka (Private) Limited*      Sri Lanka                       Same


* Wholly-owned by Innodata Asia Holdings, Limited which is 100% owned by Innodata Corporation.




                                                                      Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated February 23, 2001 (except for Note 5 as to which the date is February 28, 2001) accompanying the consolidated financial statements included in the Annual Report of Innodata Corporation on Form 10-K for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Innodata Corporation on Form S-8 (Registration No. 33-85530, dated October 21, 1994, Registration No. 333-3464, dated April 18, 1996, Registration No. 33-63085, dated September 9, 1998 and Registration No. 333-82185, dated July 2, 1999) and on Form S-3 (Registration No. 33-62012, dated April 11, 1996, Registration No. 333-91649, dated January 6, 2000 and Registration No. 333-51400, dated January 2, 2001).

/s/
Grant Thornton LLP
New York, New York
February 23, 2001