Form 10-Q
period 2001-03-31
INNODATA CORP
filed 2001-05-15
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

                                   13-3475943
                                (I.R.S. Employer
                               Identification No.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of April 30, 2001 there were approximately 21,110,000 shares of common stock outstanding.




PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 3-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 7-10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            See page 10

PART ll.    OTHER INFORMATION

            See page 11


                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                     March 31,       December 31,
                                                        2001             2000
                                                     ---------       ------------
                                                     Unaudited       Derived from
                                                                       audited
                                                                      financial
                                                                      statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                $10,239         $ 9,040
  Accounts receivable-net                               7,798           5,799
  Prepaid expenses and other current assets               648           1,194
  Deferred income taxes                                   700             839
                                                      -------         -------

               Total current assets                    19,385          16,872

FIXED ASSETS - NET                                     10,059           9,464

OTHER ASSETS                                            1,834           1,610
                                                     --------         -------

TOTAL                                                 $31,278         $27,946
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 3,101         $ 3,196
  Accrued salaries and wages                            3,023           3,060
  Income and other taxes                                1,763           1,111
                                                      -------         -------

               Total current liabilities                7,887           7,367
                                                      -------         -------

DEFERRED INCOME TAXES PAYABLE                           1,243           1,263
                                                      -------         -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued, 21,956,000 and
     21,688,000 shares at March 31, 2001 and
       December 31, 2000, respectively                    220             217
  Additional paid-in capital                           12,385          12,239
  Retained earnings                                     9,764           7,081
                                                      -------         -------
                                                       22,369          19,537
  Less: treasury stock - at cost; 577,000 shares         (221)           (221)
                                                      -------         -------

               Total stockholders' equity              22,148          19,316
                                                      -------         -------

TOTAL                                                 $31,278         $27,946
                                                      =======         =======

      See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                            2001      2000
                                          --------  --------

REVENUES                                  $18,058   $ 8,839
                                          --------  --------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                 11,923     6,941
 Selling and administrative expenses        2,163     1,548
 Interest income - net                        (93)      (18)
                                          -------   -------

  Total                                    13,993     8,471
                                          -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES    4,065       368
PROVISION FOR INCOME TAXES                  1,382       110
                                          -------   -------
NET INCOME                                $ 2,683   $   258
                                          =======   =======

BASIC INCOME PER SHARE                       $.13      $.01
                                             ====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING        21,228    20,052
                                          =======   =======

DILUTED INCOME PER SHARE                     $.11      $.01
                                             ====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING       25,266    22,918
                                          =======   =======

       See notes to unaudited condensed consolidated financial statements


                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                               2001      2000
                                             --------  --------

OPERATING ACTIVITIES:
 Net income                                  $ 2,683   $   258
 Adjustments to reconcile net
   income to net cash provided
     by (used in)operating activities:
      Depreciation and amortization            1,094       625
      Deferred income taxes                      119       110
 Changes in operating assets
    and liabilities:
     Accounts receivable                      (1,999)     (541)
     Prepaid expenses and other
       current assets                            546      (392)
     Other assets                               (335)      (45)
     Accounts payable and accrued expenses       (95)     (432)
     Accrued salaries and wages                  (37)      203
     Income and other taxes                      652       122
                                             -------   -------

     Net cash provided by (used in)
         operating activities                  2,628       (92)
                                             -------   -------

INVESTING ACTIVITIES:
     Capital expenditures                     (1,578)   (1,455)
                                             -------   -------

FINANCING ACTIVITIES:
     Proceeds from short term borrowings        -          500
     Proceeds from exercise of stock options     149       150
     Payments of long-term debt                 -           (7)
                                             -------   -------

        Net cash provided by
          financing activities                   149       643
                                             -------   -------

INCREASE (DECREASE) IN CASH                    1,199      (904)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD      9,040     3,380
                                             -------   -------

CASH AND EQUIVALENTS, END OF PERIOD          $10,239   $ 2,476
                                             =======   =======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                  $  -      $    10
                                             =======   =======
   Income taxes                              $   654   $  -
                                             =======   =======

            See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and of cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. In the three months ended March 31, 2001, the Company granted options to purchase 1,193,000 shares of its common stock at $4.11 to $6.40 per share. During the same period, options to purchase 268,030 shares were exercised.

3. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options.

4. On February 28, 2001 the Company declared a 2 for 1 stock split in the form of a stock dividend, which was paid on March 23, 2001. Prior periods have been restated to reflect the stock split.

5. Subsequent to the balance sheet date, the Company purchased 270,000 shares of treasury stock for $1,640,000.


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

     Innodata's clients range from leading Global 1000 companies and new media companies to some of the largest and most prestigious publishers of digital content. Its clients are predominantly located in North America and Europe. Innodata services these clients principally through a North American Solutions Center located in New Jersey. In addition, Innodata operates production facilities strategically located in Asia.

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Revenues increased 104% to $18,058,000 for the three months ended March 31, 2001 compared to $8,839,000 for the similar period in 2000, principally resulting from a client which accounted for approximately 61% of the Company's revenues in the current period, compared to 32% in the prior comparative period. Revenues from this client are expected to decline significantly during the next few quarters. No other client accounted for 10% or more of such revenues. Further, in 2001 and 2000, export revenues, substantially all of which were derived from European clients, accounted for 10% and 11%, respectively, of the Company's revenues.

     Direct operating expenses were $11,923,000 in the first quarter of 2001 and $6,941,000 in the first quarter of 2000, an increase of 72%. Direct operating expenses as a percentage of revenues were 66% in 2001 and 79% in 2000. The dollar increase in 2001 is principally due to costs incurred for the increased revenues. Direct operating expenses as a percent of revenues decreased by 13 percentage points in 2001, resulting primarily from a decline in the value of the foreign currencies of countries in which the Company's production facilities are located. Increased gross margin from the Company's XML Content Factory, which was in its start-up phase in the First Quarter of 2000, was offset by an increase in costs as a percent of sales from the Company's other facilities. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,163,000 and $1,548,000 in the first quarter of 2001 and 2000, respectively. Selling and administrative expenses as a percentage of revenues decreased to 12% in the 2001 quarter from 18% in the 2000 quarter due primarily to an increase in revenues without a corresponding increase in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In 2001, the Company's effective income tax rate increased to 34% from 30% for the three months ended March 31, 2000. The increase is primarily attributable to an increase in taxable income in tax jurisdictions in which a tax holiday is not available to the Company.

     As a result of the aforementioned items, the Company realized net income of $2,683,000 in 2001 and $258,000 in 2000.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

                                      March 31, 2001   December 31, 2000
                                     ---------------  ------------------

Cash and Cash Equivalents               $10,239,000    $9,040,000
Working Capital                         $11,498,000    $9,505,000
Stockholders' Equity Per Common Share*        $1.04          $.91


*Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).


Net Cash Provided By Operating Activities

     During the three months ended March 31, 2001, net cash provided by operating activities was $2,628,000 as compared to $92,000 used in operating activities in the 2000 comparative period. The increase was primarily due to:

-     an increase in net income of $2,425,000;

- an increase of approximately $478,000 in non-cash charges to net income, resulting principally from an increase in depreciation and amortization;

- a decrease in prepaid expenses and other current assets, primarily resulting from the reduction of deferred production costs;

- an increase in income and other taxes; primarily due to increased provisions for income taxes and the timing of payments;

Partially offset by:

- an increase in accounts receivable; primarily due to increased revenues and the timing of collections.

Net Cash Used in Investing Activities

     In the three months ended March 31, 2001, the Company spent approximately $1,578,000 for capital expenditures, compared to approximately $1,455,000 in the three months ended March 31, 2000. For the remainder of 2001, management presently expects to make capital expenditures of between $6.5 million and $7.5 million. Such capital expenditures include anticipated costs to renovate, re-engineer and expand two of the Company's facilities; costs of exercising the option to purchase presently leased computer workstations; capital investment in additional production technologies, including capital costs to create a new XML Software Factory; and normal ongoing capital investments.

Net Cash Provided By Financing Activities

     In the three months ended March 31, 2001, net cash provided by financing activities totaled approximately $149,000 compared to $643,000 in the comparable period in 2000. The change was primarily due to short term borrowings of $500,000 in the 2000 period.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $3 million, none of which was borrowed at April 30, 2001. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

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

Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At March 31, 2001, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense.

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

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities. Not Applicable

Item 3. Defaults upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5. Other Information. Other Events.

     On May 7, 2001, several changes were made to the Company's board of directors and management as set forth below:

     Jack Abuhoff, the Company's President and Chief Executive Officer and a member of the Board, was appointed to the additional post of Chairman of the Board;

     Barry Hertz resigned as a director and Chairman of the Board;

     Martin Kaye resigned as a director and also resigned his positions as Executive Vice President, Chief Financial Officer and Secretary of the Company; and

     Dr. E. Bruce Fredrikson resigned as a director.

     The press release attached as Exhibit 99.1 hereto provides additional information concerning these changes.

     Messrs. Hertz and Kaye have agreed to continue to serve as part-time employees of the Company under the terms of the agreements filed as exhibits hereto.

Item 6. (a) Exhibits.

10.1 Agreement dated May 7, 2001, between Innodata Corporation and Barry Hertz
10.2 Agreement dated May 7, 2001, between Innodata Corporation and Martin Kaye
99.1 Press release issued by Innodata Corporation on May 8, 2001

        (b) Form 8-K Report.  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA CORPORATION





  Date:  May 14, 2001                /s/
        ------------            ---------------------
                                Jack Abuhoff
                                President
                                Chief Executive Officer


  Date:  May 14, 2001                /s/
         ------------           ---------------------
                                Stephen Agress
                                Vice President - Finance
                                Chief Accounting Officer



                                                                    Exhibit 10.1

                      EMPLOYMENT AND NON-COMPETE AGREEMENT

AGREEMENT (the "Agreement") dated May 7, 2001 by and between INNODATA CORPORATION, a Delaware corporation (the "Company"), and BARRY HERTZ ("Hertz").

Hertz has for many years served as chairman of the board of the Company, and the Company has also compensated Hertz to provide services to the Company. Hertz has also for many years served as chairman of the board and a major stockholder of Track Data Corporation, a New York corporation ("Track"). Track was initially a controlling stockholder of the Company, but Track's ownership in the Company has been reduced to less than 10%. In light of Track's reduced ownership interest in the Company, Hertz no longer wishes to serve as director of the Company, but is willing to continue his employment with the Company on a part time basis. The Company wishes to assure itself of access to continuing services by Hertz for an extended period, and the Company also wishes to secure the agreement by Hertz not to compete with the Company for the period provided hereinafter.

In consideration of the foregoing and for other good and valuable consideration, the parties hereby agree as follows:

                                A G R E E M E N T

1.     Continuation of  Duties; Compensation.

(a) Hertz will during the Service Period (as hereinafter defined) accept a part time employment position as a senior adviser for software development activities at the Company's XML Software Factory. The Service Period means the five-year period beginning on the date of this Agreement. Part-time employment services shall be provided upon reasonable notice to Hertz.

(b) In consideration for the execution and delivery of this Agreement and the faithful performance of the non-compete provisions contained in Section 3 hereof, the Company shall pay Hertz $400,000 contemporaneously with the execution and delivery hereof. For all services to be rendered by Hertz during the Service Period, the Company will pay a monthly salary of $2,000 (subject to withholding taxes) beginning May, 2001 and ending April, 2006. Hertz shall perform his services for the Company as an employee of the Company. Accordingly, the manner in which he performs his services, and the times during which he performs his services, shall be subject to the supervision and control of the Company. No other compensation shall be due or owing.

2.     Confidentiality

(a)     During and at all times after the Service Period:

(i) Hertz will not disclose to any person or entity, without the Company's prior consent, any confidential or secret information, whether prepared by him or others.

(ii) Hertz will not directly or indirectly use any such information other than as directed by the Company in writing.

(iii) Hertz will not, except in the furtherance of the business of the Company, remove confidential or secret information from the premises of the Company without the prior written consent of the Company.

(b) Upon termination of the Service Period, Hertz will promptly deliver to the Company all originals and copies (whether in note, memo or other document form or on video, audio or computer tapes or discs or otherwise) of confidential or secret information that is in his possession, custody or control, whether prepared by him or others.

(c)     Confidential information includes, but is not limited to:

(i) the name of any company or business all or any substantial part of which is or at any time was a candidate for potential acquisition by the Company, together with all analyses and other information which the Company has generated, compiled or otherwise obtained with respect to such candidate, business or potential acquisition, or with respect to the potential effect of such acquisition on the Company's business, assets, financial results or prospects;

(ii)     business, pricing and management methods;

(iii) finances, strategies, systems, research, surveys, plans, reports, recommendations and conclusions;

(iv) names, arrangements with, or other information relating to, the Company's customers, suppliers, equipment manufacturers, financiers, owners or operators, representatives and other persons who have business relationships with the Company or who are prospects for business relationships with the Company;

(v)     technical information, work products and know-how; and

(vi) cost, operating, and other management information systems, and other software and programming.

3.     Non-Compete Provisions.

(a)     During the Service Period and for 12 months thereafter:

(i) Hertz will not anywhere in the world directly or indirectly be employed or retained by any person or entity who or which then competes with the Company to any extent, nor will Hertz directly or indirectly own any interest in any such person or entity (except to the extent of no more than 5% ownership of a publicly traded company) or render to it any consulting, brokerage, contracting, financial or other services.

(ii) Hertz will not anywhere directly or indirectly (whether as an owner, partner, employee, consultant, broker, contractor or otherwise, and whether personally or through other persons):

(iii) solicit or accept the business of, or call upon, any person or entity who or which is or was (i) a customer, supplier, manufacturer, finder, broker, or other person who had a business relationship with the Company, or who was a prospect for a business relationship with the Company, at any time during the Service Period, or (ii) an affiliate of any such person;

(iv) approve, solicit or retain, or discuss the Service Period or retention (whether as an employee, consultant or otherwise) of any person who was an employee of the Company at any time during the one-year period preceding the termination of the Service Period; or

(v)     solicit or encourage any person to leave the employ of the Company;  or

(vi) own any interest in or be employed by or provide any services to any person or entity which engages in any conduct which is prohibited to Hertz under this Section.

(b) All time periods in this Agreement shall be computed by excluding from such computation any time during which Hertz is in violation of any provision of this Agreement and any time during which there is pending in any court of competent jurisdiction any action (including any appeal from any final judgment) brought by any person, whether or not a party to this Agreement, in which action the Company seeks to enforce the agreements and covenants in this Agreement or in which any person contests the validity of such agreements and covenants or their enforceability or seeks to avoid their performance or enforcement.

(c) Since monetary damages will be inadequate and the Company will be irreparably damaged if the provisions of this Agreement are not specifically enforced, the Company shall be entitled, among other remedies to an injunction restraining any violation of this Agreement (without any bond or other security being required) by Hertz and by any person or entity to whom Hertz provides or proposes to provide any services in violation of this Agreement

(d) If any provision contained in this Agreement is determined to be void, illegal or unenforceable, in whole or in part, then the other provisions contained herein shall remain in full force and effect as if the provision which was determined to be void, illegal, or unenforceable had not been contained herein.

(e) The courts enforcing this Agreement shall be entitled to modify the duration and scope of any restriction contained herein to the extent such restriction would otherwise be unenforceable, and such restriction as modified shall be enforced.

(f) Nothing in this Agreement shall limit Hertz's right in his capacity as an officer and owner of Track to continue and to expand relationships with persons and entities who currently do business with Track, or from doing business with any person or entity engaged in a business in which Track is engaged.

4. Return of Company Property. All records, designs, patents, business plans, financial statements, manuals, memoranda, lists and other property during the term of the Service Period delivered to or compiled by Hertz by or on behalf of the Company or the representatives, vendors or customers thereof which pertain to the business of the Company shall be and remain the property of the Company and he subject at all times to the discretion and control thereof. Likewise, all correspondence, reports, records, charts, advertising materials and other similar data pertaining to the business, activities or future plans of the Company which is collected by Hertz shall be delivered promptly to the Company without request by it upon termination of the Service Period.

5. Cooperation in Proceedings. During and after the termination of the Service Period, Hertz will for reasonable compensation consistent with his compensation from the Company cooperate fully and at reasonable times with the Company and its subsidiaries in all litigations and regulatory proceedings on which the Company or any subsidiary seeks Hertz's assistance and as to which Hertz has any knowledge or involvement. Without limiting the generality of the foregoing, Hertz will be available to testify at such litigations and other proceedings, and will cooperate with counsel to the Company in preparing materials and offering advice in such litigations and other proceedings. Except as required by law and then only upon reasonable prior written notice to the Company, Hertz will not in any way cooperate or assist any person or entity in any matter which is adverse to the Company or to any person who was at any time an officer or director of the Company.

6. No Derogation. Except as otherwise required by law (and then only upon 10 days' prior written notice to the Company), neither Hertz nor the Company will from and after the date hereof, whether during the Service Period or at any time thereafter, in any way or to any person, denigrate or derogate the other (or, in the case of the Company, any of its subsidiaries or any person who was at any time an officer or director of the Company or any products, services or procedures provided by the Company), whether or not such denigrating or derogatory statements shall be true and are based on acts or omissions which were learned or are learned by the other heretofore or from and after the date hereof or on acts or omissions which occurred at any time heretofore or which occur at any time from and after the date hereof, or otherwise.

7.     Miscellaneous.

(a) Complete Agreement. There are no oral representations, understandings or agreements with the Company or any of its officers, directors or representatives covering the same subject matter as this Agreement. This written Agreement is the final, complete and exclusive statement and expression of the agreement between the Company and Hertz, and cancels and supersedes all prior agreements with respect to the subject matter hereof, and it cannot be varied, contradicted or supplemented by evidence of any prior or contemporaneous oral or written agreements. This written Agreement may not be later modified except by a further writing signed by the Company and Hertz, and no term of this Agreement may be waived except by writing signed by the party waiving the benefit of such term.

(b) No Waiver. No waiver by the parties hereto of any default or breach of any term, condition or covenant of this Agreement shall be deemed to be a waiver of any subsequent default or breach of the same or any other term, condition or covenant contained herein.

(c) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties thereto and their respective heirs, successors and assigns. Notwithstanding the foregoing, the Company may assign this Agreement only to a person or entity who or which directly or indirectly succeeds to all or any substantial part of the Company's assets or business.

(d) Notice. Whenever any notice is required hereunder, it shall be given in writing addressed as follows:

To the Company:  Attn: CEO
Innodata Corporation at its offices in Hackensack, New Jersey

  To Hertz, at his offices at 95 Rockwell Place, Brooklyn New York

Notice shall be deemed given and effective (a) five business days after the deposit in the U.S. mail of a writing addressed as above and sent first class mail, certified, return receipt re-quested, (b) one (1) business day after delivered to a nationally recognized air courier for next day delivery service, or (c) upon personal delivery. Either party may change the address for notice by notifying the other party of such change in accordance with this paragraph.

(e) Severability; Headings. If any portion of this agreement is held invalid or inoperative, the other portions of this agreement shall be deemed valid and operative, and so far as it is reasonable and possible, effect shall be given to the intent manifested by the portion held invalid or inoperative. The paragraph headings herein are for reference purposes only and are not intended in any way to describe, interpret, define or limit the extent or intent of this Agreement or any part hereof.

(f) Governing Law; Resolution of Disputes; Service of Process. This Agreement shall in all respects be construed according to the laws of the State of New York. All disputes relating to the interpretation and enforcement of the provisions of this Agreement shall be resolved and determined exclusively by the state or federal courts sitting in New York City, and such courts are hereby granted exclusive jurisdiction for such purpose. Hertz waives trial by jury. Service of process shall be effective when given in the manner provided for notices hereunder.

INNODATA CORPORATION.

                                    /s/
                           -------------------------
                               Jack Abuhoff


                                    /s/
                           -------------------------
                               Barry Hertz


                                                                    Exhibit 10.2

                                    AGREEMENT

AGREEMENT (the "Agreement") dated May 7, 2001 by and between INNODATA CORPORATION, a Delaware corporation (the "Company"), and Martin Kaye ("Kaye").

For good and valuable consideration, the parties hereby agree as follows:

                                A G R E E M E N T

8.     Continuation of Duties.

(a) Kaye will during the Service Period (as hereinafter defined) continue to perform for the Company certain of the duties he heretofore performed for the Company and such other matters as the Company from time to time reasonably assign to Kaye. The Service Period means the five-year period beginning on the date of this Agreement.

(b) For all services to be rendered by Kaye during the Service Period, the Company will pay $1,500 per month (subject to withholding taxes) payable on the last business day of each calendar month beginning May, 2001 and ending April, 2006. Kaye shall perform his services for the Company as an employee of the Company. Accordingly, the manner in which he performs his services, and the times during which he performs his services, shall be subject to the supervision and control of the Company. No other compensation shall be due or owing.

9. No Derogation. Except as otherwise required by law (and then only upon 10 days' prior written notice to the Company), neither Kaye nor the Company will from and after the date hereof, whether during the Service Period or at any time thereafter, in any way or to any person, denigrate or derogate the other (or, in the case of the Company, any of its subsidiaries or any person who was at any time an officer or director of the Company or any products, services or procedures provided by the Company), whether or not such denigrating or derogatory statements shall be true and are based on acts or omissions which were learned or are learned by the other heretofore or from and after the date hereof or on acts or omissions which occurred at any time heretofore or which occur at any time from and after the date hereof, or otherwise.

10. Miscellaneous. This agreement may not be changed or terminated orally. It sets forth all understandings of the parties.

INNODATA CORPORATION.

                                    /s/
                           -------------------------
                               Jack Abuhoff


                                    /s/
                           -------------------------
                               Martin Kaye



                                                                   Exhibit  99.1


                       INNODATA NAMES PRESIDENT AND CEO
                      JACK ABUHOFF CHAIRMAN OF THE BOARD


NEW YORK - MAY 8, 2001 - INNODATA CORPORATION (NASDAQ: INOD) today announced that Jack Abuhoff, President and CEO of the Company, has been named to the additional post of Chairman of the Board.

The Company also announced that Barry Hertz, Martin Kaye, and Dr. E. Bruce Fredrikson have stepped down from the Board. The departing directors are all directors of Track Data Corporation (Nasdaq: TRAC), which in the past owned a substantial interest in the Company.

Commenting on the board changes, Mr. Abuhoff said, "We have accomplished much in the past couple of years but there is a lot left to do in order to fully execute our vision. We will seek to name to our board business leaders whose knowledge and experience closely match the strategic challenges facing the Company, and who have general management, technology, or media experience. Following the recent board appointments of Charles Goldfarb, the inventor of the technology behind XML, and Abe Biderman, a prominent voice in the financial sector, we now have the opportunity to round out our efforts to assemble a strong group of independent directors who will have a hand in the future of Innodata."

Barry Hertz, outgoing Chairman, stated, "Track's percentage ownership in Innodata has declined as a result of market sales. Recognizing this, we believe that now is an appropriate time to create greater independence on the Board.
We are very proud of all that Innodata has accomplished in the past couple of years, and wish Jack and his team much continued success."