Form 10-Q
period 2001-06-30
INNODATA CORP
filed 2001-08-14
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC 20549

                                             Form 10-Q

                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934


                           For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 2001 there were approximately 21,402,000 shares of common stock outstanding.




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          See pages 2-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          See pages 8-11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          See page 12

PART ll.  OTHER INFORMATION

          See page 13



                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                June 30,           December 31,
                                                  2001                 2000
                                              ----------           ------------
                                              (Unaudited)         Derived from
                                                                    audited
                                                                   financial
                                                                   statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                          $ 5,623             $ 9,040
  Accounts receivable-net                         9,185               5,799
  Prepaid expenses and other current assets         828               1,194
  Deferred income taxes                             500                 839
                                                -------             -------

               Total current assets              16,136              16,872

PROPERTY AND EQUIPMENT - NET                     11,653               9,464

OTHER ASSETS                                      2,221               1,610
                                                -------             -------

TOTAL                                           $30,010             $27,946
                                                =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $ 3,207             $ 3,196
  Accrued salaries and wages                      3,737               3,060
  Income and other taxes                          1,045               1,111
                                                -------             -------

               Total current liabilities          7,989               7,367
                                                -------             -------

DEFERRED INCOME TAXES PAYABLE                     1,243               1,263
                                                -------             -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  75,000,000 shares; issued, 21,705,000 and
  21,688,000 shares at June 30, 2001 and
  December 31, 2000, respectively.                  217                 217
  Additional paid-in capital                     12,381              12,239
  Retained earnings                               9,874               7,081
                                                -------             -------

                                                 22,472              19,537

  Less: treasury stock - at cost; 334,000
        shares at June 30, 2001 and
        577,000 shares at December 31, 2000,
        respectively.                            (1,694)               (221)
                                                --------            --------

               Total stockholders' equity        20,778              19,316
                                                -------             -------

TOTAL                                           $30,010             $27,946
                                                =======             =======



     See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                     2001      2000
                                                     ----      ----

REVENUES                                           $13,782   $ 9,712
                                                   -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                          11,598     7,488
 Selling and administrative expenses                 2,122     1,628
 Interest income - net                                 (58)      (18)
                                                   -------   -------

  Total                                             13,662     9,098
                                                   -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES               120       614
PROVISION FOR INCOME TAXES                              10       185
                                                   -------   -------
NET INCOME                                            $110      $429
                                                      ====      ====

BASIC INCOME PER SHARE                                $.01      $.02
                                                      ====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING                 21,277    20,186
                                                   =======   =======

DILUTED INCOME PER SHARE                              $ -       $.02
                                                      ====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING                25,206    22,718
                                                   =======   =======




     See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                    2001      2000
                                                    ----      ----

REVENUES                                          $31,840   $18,551
                                                  -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                         23,521    14,429
 Selling and administrative expenses                4,285     3,176
 Interest income - net                               (151)      (36)
                                                  -------   -------

  Total                                            27,655    17,569
                                                  -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES            4,185       982
PROVISION FOR INCOME TAXES                          1,392       295
                                                  -------   -------
NET INCOME                                        $ 2,793   $   687
                                                  =======   =======

BASIC INCOME PER SHARE                               $.13      $.03
                                                     ====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING                21,252    20,119
                                                  =======   =======

DILUTED INCOME PER SHARE                             $.11      $.03
                                                     ====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING               25,236    22,818
                                                  =======   =======


     See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)



                                                                2001      2000
                                                                ----     -----

OPERATING ACTIVITIES:
 Net income                                                   $ 2,793   $   687
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                 2,146     1,288
  Deferred income taxes                                           319       (45)
 Changes in operating assets and liabilities:
  Accounts receivable                                          (3,386)      303
  Prepaid expenses and other current assets                       366      (390)
  Other assets                                                   (709)      (63)
  Accounts payable and accrued expenses                            11      (246)
  Accrued salaries and wages                                      677       614
  Income and other taxes                                          (66)       (6)
                                                               -------   -------

 Net cash provided by operating activities                      2,151     2,142
                                                               -------   -------

INVESTING ACTIVITIES:
 Capital expenditures                                          (4,237)   (2,222)
                                                               -------   -------

FINANCING ACTIVITIES:
 Purchase of treasury stock                                    (1,639)        -
 Proceeds from short term borrowings                                -       500
 Proceeds from exercise of stock options                          308       172
 Payments of long-term debt                                         -       (25)
                                                               -------   -------

 Net cash (used in) provided by financing activities           (1,331)      647
                                                               -------   -------

(DECREASE) INCREASE IN CASH                                    (3,417)      567
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       9,040     3,380
                                                               -------   ------

CASH AND EQUIVALENTS, END OF PERIOD                            $5,623    $3,947
                                                               ======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                                      $   -     $   24
                                                               ======    ======
 Income taxes                                                  $1,294    $  240
                                                               ======    ======




         See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and of cash flows for the six months ended
June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.


2. An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2001 (in thousands) is as follows.





                                                               Additional
                                          Common Stock          Paid-in     Retained   Treasury
                                     Shares         Amount      Capital     Earnings    Stock     Total
                                     ------         ------     ----------   --------   -- -----   -----

January 1, 2001                       21,688         $217       $12,239      $7,081   $  (221)   $19,316

  Net income                               -            -             -       2,793        -       2,793

  Issuance of common stock
     upon exercise of stock options      530            5           303           -        -         308

  Purchase of treasury stock               -            -             -           -    (1,639)    (1,639)

  Retirement of treasury stock          (513)          (5)         (161)          -       166          -
                                      ------         ----       -------      ------   -------    --------

June 30, 2001                         21,705         $217       $12,381      $9,874   $(1,694)   $20,778
                                      ======         ====       =======      ======   ========   =======



During the six months ended June 30, 2001, the Company granted options to purchase 1,262,000 shares of its common stock at $5.43 to $6.57 per share and 15,000 shares of its common stock at $3.75 to $5.06 per share.


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

The basis of the earnings per share computation for the three and six months ended June 30 (in thousands, except per share amounts) is as follows:




                                                        Three Months        Six Months
                                                        ------------        ----------
                                                     2001         2000     2001     2000
                                                     ----         ----     ----     ----
Net income                                           $110         $429   $2,793     $687
                                                     ====         ====   ======     ====
Weighted average common shares outstanding         21,277       20,186   21,252   20,119
Dilutive effect of outstanding options              3,929        2,532    3,984    2,699
                                                   ------       ------   ------   ------

Adjusted for dilutive computation                  25,206       22,718   25,236   22,818
                                                   ======       ======   ======   ======

Basic income per share                               $.01         $.02     $.13     $.03
                                                     ====         ====     ====     ====

Diluted income per share                             $ -          $.02     $.11     $.03
                                                     ====         ====     ====      ===



4. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

5. In May 2001, the Company entered into an agreement with its then Chairman of the Board pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement.


6. On February 28, 2001 the Company declared a 2 for 1 stock split in the form of a stock dividend, which was paid on March 23, 2001. Prior periods have been restated to reflect the stock split.









                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  Company

     Innodata Corporation ("Innodata" or the "Company") is a leading provider of digital content outsourcing services. It provides a host of content conversion and management solutions to online and Internet-based publishers, content aggregators and syndicates, B2B and e-commerce firms and industry. Through its XML Content Factory, the Company provides large-scale XML content conversions and enhancement services. The Company's outsourcing solutions typically draw upon one or more of the following specific services: data conversion, content architecture, content management, XML services, metadata creation, editorial enhancement, software development, and consulting services. Through the provision of these services, Innodata provides all the necessary steps to enable its clients to create and distribute vast amounts of digital information via the Internet, intranet, extranet, and other digital media.

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

Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenues increased 42% to $13,782,000 for the three months ended June 30, 2001 compared to $9,712,000 for the similar period in 2000, principally resulting from a client which accounted for approximately 30% of the Company's revenues in the current period. One other client accounted for 28% and 38% of the Company's revenues in 2001 and 2000, respectively. Revenues from this client are expected to decline significantly during the next few quarters. In addition, in 2001 and 2000, export revenues, substantially all of which were derived from European clients, accounted for 14% and 10%, respectively, of the Company's revenues.

     Direct operating expenses were $11,598,000 in the second quarter of 2001 and $7,488,000 in the second quarter of 2000, an increase of 55%. Direct operating expenses as a percentage of revenues were 84% in 2001 and 77% in 2000. The dollar increase in 2001 is principally due to costs incurred for the increased revenues. In addition, during the three months ended June 30, 2001, the Company incurred approximately $1 million in labor costs on a new project for which no revenues were earned. The increase as a percent of sales results primarily from labor costs incurred on a new project for which no revenues were recognized as well as increased direct operating costs without a corresponding percentage increase in revenues. The increase was partially offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,122,000 and $1,628,000 in the second quarter of 2001 and 2000, respectively, an increase of 30%. The increase is primarily attributable to an increase in management and administrative payroll,facility administrative overhead and increased sales and marketing costs associated with the Company's continued growth. Selling and administrative expenses as a percentage of revenues decreased to 15% in 2001, from 17% in 2000 due primarily to an increase in revenues without a corresponding percentage increase in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In 2001, the Company's effective income tax rate was 8%, compared to 30% for 2000. The decrease is primarily attributable to an increase in taxable income in tax jurisdictions in which the Company has a tax holiday.

     As a result of the aforementioned items, the Company realized net income of $110,000 in 2001 and $429,000 in 2000.

Six Months Ended June 30, 2001 and 2000

     Revenues increased 72% to $31,840,000 for the six months ended June 30, 2001 compared to $18,551,000 for the similar period in 2000. The increase principally resulted from sales to two clients, one of which accounted for 47% and 35% of the Company's revenues in 2001 and 2000, respectively. The second client, for which work commenced in the third quarter of 2000, accounted for 18% of the Company's revenues for the six months ended
June 30, 2001. In addition, export revenues, substantially all of which were derived from European clients, accounted for 11% of the Company's revenues in the 2001 and 2000 periods.

     Direct operating expenses were $23,521,000 for the six months ended
June 30, 2001 and $14,429,000 for the six months ended June 30, 2000, an increase of 63%. Direct operating expenses as a percentage of revenues were 74% in 2001 and 78% in 2000. The dollar increase in 2001 is principally due to costs incurred for the increased revenues. In addition, during the six months ended June 30, 2001, the Company incurred approximately $1 million in labor costs on a new project for which no revenues were earned. The decrease as a percent of sales results primarily from a decline in the value of the foreign currencies of countries in which the Company's production facilities are located, offset by increased direct operating costs without a corresponding percentage increase in revenues.

     Selling and administrative expenses were $4,285,000 and $3,176,000 for the six months ended June 30, 2001 and 2000, respectively, an increase of 35%. The increase is primarily attributable to an increase in management and administrative payroll, facility administrative overhead and increased selling and marketing costs associated with the Company's continued growth. Selling and administrative expenses as a percentage of revenues decreased to 13% in the 2001 period from 17% in the 2000 period due primarily to an increase in revenues without a corresponding percentage increase in such expenses.

     In 2001, the Company's effective income tax rate increased to 33% from 30% For the six months ended June 30, 2000. The increase is primarily attributable to an increase in taxable income in tax jurisdictions in which a tax holiday is not available to the Company.

     As a result of the aforementioned items, the Company realized net income of $2,793,000 in 2001 and $687,000 in 2000.

Liquidity and Capital Resources

    Selected measures of liquidity and capital resources are as follows:




                                        June 30, 2001   December 31, 2000
                                        -------------   -----------------

Cash and Cash Equivalents                 $5,623,000        $9,040,000
Working Capital                           $8,147,000        $9,505,000
Stockholders' Equity Per Common Share*       $.97              $.91





     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).



Net Cash Provided By Operating Activities

     During the six months ended June 30, 2001, net cash provided by operating activities was $2,151,000 as compared to $2,142,000 used in operating activities in the 2000 comparative period. The increase was primarily due to:

-     an increase in net income of $2,106,000;

- an increase of approximately $1,222,000 in non-cash charges to net income, resulting principally from an increase in depreciation and amortization;

- a decrease in prepaid expenses and other current assets, primarily resulting from the reduction of deferred production costs;



Partially  offset  by:

- an increase in accounts receivable; primarily due to increased revenues and the timing of collections.

Net Cash Used in Investing Activities

     In the six months ended June 30, 2001, the Company spent approximately $4,237,000 for capital expenditures, compared to approximately $2,222,000 in the six months ended June 30, 2000. For the remainder of 2001, management presently expects to make capital expenditures of between two million and three million dollars. Such capital expenditures include anticipated costs to complete the renovation, re-engineering and expansion project at two of the Company's facilities; capital investment in additional production technologies, including capital costs to complete a new XML Solutions Factory; and normal ongoing capital investments.

Net Cash Provided By Financing Activities

    In the six months ended June 30, 2001, net cash used by financing activities totaled approximately $1,331,000 primarily due to the repurchase of 270,000 shares of the Company's common stock compared to $647,000 provided by financing activities in the comparable period in 2000, which was primarily due to short term borrowings of $500,000.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $3 million, None of which was borrowed at July 31, 2001. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

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

    Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to increased requirements for digital content services, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive and technological factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At June 30, 2001, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense.

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

Item 1.     Legal Proceedings.  Not Applicable

Item 2.     Changes in Securities.  Not Applicable

Item 3.     Defaults upon Senior Securities.  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

     The following matters were voted on at the July 31, 2001 Annual Meeting of Stockholders. The total shares voted were 20,584,088.




Election of Directors

Nominee                     For       Withheld  Against   Abstain
-----------------------     ---       --------  -------   -------

Jack Abuhoff             19,875,615    708,473      -         -
Todd Solomon             20,516,738     67,350      -         -
Dr. Charles F. Goldfarb  20,512,650     71,438      -         -
Abraham Biderman         20,514,202     69,886      -         -
John R. Marozsan         20,512,458     71,630      -         -
Haig S. Bagerdjian       20,512,450     71,638      -         -

2001 Stock Option Plan   18,631,172        -    1,891,783    61,133

Appointment of Auditors  20,396,465        -       41,918   145,705




Item 5.     Other Information.  Not Applicable

Item 6.     (a) Exhibits.  None

            (b) Form 8-K Report.  During the three months ended June 30, 2001, a Form 8-K was filed dated as of June 13, 2001 announcing that the Company's Annual Meeting of Stockholders will be held on July 31, 2001.





                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA  CORPORATION





  Date:  August 14, 2001                 /s/
         ---------------               --------------------------
                                       Jack Abuhoff
                                         Chairman of the Board and
                                         Chief Executive Officer


  Date:  August 14, 2001                 /s/
         ---------------               --------------------------
                                       Stephen Agress
                                         Vice President - Finance
                                         Chief Accounting Officer
