Form 10-Q
period 2001-09-30
INNODATA CORP
filed 2001-11-13
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 31, 2001 there were approximately 21,404,000 shares of common stock outstanding.


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 8-11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            See page 12

PART ll.     OTHER INFORMATION

            See page 13



                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)








                                                    September 30,    December 31,
                                                        2001            2000
                                                  ---------------  --------------
                                                     (Unaudited)    Derived from
                                                                      audited
                                                                     financial
                                                                    statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                $ 3,247         $ 9,040
  Accounts receivable-net                               9,760           5,799
  Prepaid expenses and other current assets               746           1,194
  Deferred income taxes                                   800             839
                                                     --------         -------

               Total current assets                    14,553          16,872

PROPERTY AND EQUIPMENT - NET                           11,147           9,464

OTHER ASSETS                                            3,639           1,610
                                                     --------         -------

TOTAL                                                 $29,339         $27,946
                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 2,319         $ 3,196
  Accrued salaries and wages                            3,570           3,060
  Income and other taxes                                1,336           1,111
                                                      -------         -------

               Total current liabilities                7,225           7,367
                                                      -------         -------

DEFERRED INCOME TAXES PAYABLE                           1,243           1,263
                                                      -------         -------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  75,000,000 shares; issued, 21,674,000 and
  21,688,000 shares, respectively.                        217             217
  Additional paid-in capital                           12,379          12,239
  Retained earnings                                     9,914           7,081
                                                      -------         -------

                                                       22,510          19,537
  Less: treasury stock - at cost;
    270,000 and 577,000 shares, respectively.          (1,639)           (221)
                                                      -------         -------

               Total stockholders' equity              20,871          19,316
                                                      -------         -------

TOTAL                                                 $29,339         $27,946
                                                      =======         =======

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                            2001      2000
                                          -------   -------

REVENUES                                  $13,849   $13,039
                                          -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                 11,315     9,226
 Selling and administrative expenses        2,021     1,732
 Provision for doubtful accounts              500       -
 Interest income - net                        (27)      (16)
                                          -------   -------

 Total                                     13,809    10,942
                                          -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES       40     2,097
PROVISION FOR INCOME TAXES                    -         629
                                          -------   -------
NET INCOME                                $    40   $ 1,468
                                          =======   =======

BASIC INCOME PER SHARE                       $-        $.07
                                             ====       ===
WEIGHTED AVERAGE SHARES OUTSTANDING        21,404    20,334
                                          =======   =======

DILUTED INCOME PER SHARE                     $-        $.06
                                             ====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING       23,977    23,532
                                          =======   =======

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                            2001      2000
                                          --------  --------

REVENUES                                  $45,689   $31,590
                                          -------   --------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                 34,836    23,655
 Selling and administrative expenses        6,306     4,908
 Provision for doubtful accounts              500         -
 Interest income - net                       (178)      (53)
                                          -------   -------

 Total                                     41,464    28,510
                                          -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES    4,225     3,080
PROVISION FOR INCOME TAXES                  1,392       924
                                          -------   -------
NET INCOME                                $ 2,833   $ 2,156
                                          =======   =======

BASIC INCOME PER SHARE                       $.13      $.11
                                             ====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING        21,303    20,191
                                          =======   =======

DILUTED INCOME PER SHARE                     $.11     $.09
                                            =====     ====
ADJUSTED DILUTIVE SHARES OUTSTANDING       24,817    23,056
                                          =======   =======

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                                               2001      2000
                                                             --------  --------

OPERATING ACTIVITIES:
Net income                                                   $ 2,833   $ 2,156
Adjustments to reconcile net
 income to net cash provided by
  operating activities:
Depreciation and amortization                                  3,397     2,126
Deferred income taxes                                             19      (360)
Provision for doubtful accounts                                  500       -
   Changes in operating assets and liabilities:
Accounts receivable                                           (4,461)     (870)
Prepaid expenses and other current assets                        448      (349)
Other assets                                                  (2,151)      (95)
Accounts payable and accrued expenses                           (877)      442
Accrued salaries and wages                                       510       958
Income and other taxes                                           225       804
                                                             -------   -------

Net cash provided by operating activities                        443     4,812
                                                             -------   -------

INVESTING ACTIVITIES:
Capital expenditures                                          (4,958)   (4,100)
                                                             -------   -------

FINANCING ACTIVITIES:
Purchase of treasury stock                                    (1,639)      -
Proceeds from exercise of stock options                          361       265
Payments of long-term debt                                       -         (25)
                                                             -------   -------

Net cash (used in) provided by financing activities           (1,278)      240
                                                             -------   -------

(DECREASE) INCREASE IN CASH                                   (5,793)      952
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      9,040     3,380
                                                             -------   -------

CASH AND EQUIVALENTS, END OF PERIOD                          $ 3,247   $ 4,332
                                                             =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                     $   -     $    36
                                                             =======   =======
Income taxes                                                 $ 1,344   $   350
                                                             =======   =======


See notes to unaudited condensed consolidated financial statements






                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and of cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2001 (in thousands) is as follows.





                                              Additional
                              Common Stock     Paid-in    Retained   Treasury
                            Shares    Amount   Capital    Earnings    Stock     Total
                            ------    ------  ---------  ---------  --------  --------

January 1, 2001             21,688     $217    12,239     $7,081    $  (221)  $19,316

  Net income                   -        -         -        2,833        -       2,833

  Issuance of
    common stock
     upon exercise
      of stock options         563        6       355        -          -         361

  Purchase of
    treasury stock             -        -         -          -       (1,639)   (1,639)

  Retirement of
    treasury stock            (577)      (6)     (215)       -          221       -
                            ------     ----    -------    ------    -------   -------

September 30, 2001          21,674     $217   $12,379    $9,914     $(1,639)  $20,871
                            ======     ====   =======    ======     =======   =======



     During the nine months ended September 30, 2001, the Company granted options to purchase 1,262,000 shares of its common stock at $5.43 to $6.57 per share and 31,000 shares of its common stock at $3.05 to $5.06 per share.

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

     The basis of the earnings per share computation for the three and nine months ended September 30 (in thousands, except per share amounts) is as follows:



                                                Three Months      Nine Months
                                                ------------     -------------
                                                2001    2000     2001     2000
                                                ----    ----     -----  -------
Net income                                      $ 40   $1,468   $2,833  $ 2,156
                                                ====   ======   ======  =======

Weighted average common shares outstanding    21,404   20,334   21,303   20,191
Dilutive effect of outstanding options         2,573    3,198    3,514    2,865
                                              ------   ------   ------   ------

Adjusted for dilutive computation             23,977   23,532   24,817   23,056
                                              ======   ======   ======   ======

Basic income per share                          $-       $.07     $.13     $.11
                                                ====     ====     ====     ====

Diluted income per share                        $-       $.06     $.11     $.09
                                                ====     ====     ====     ====



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

7. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The new rules mandate that all business combinations use the purchase method of accounting; that goodwill, as well as other intangible assets with indefinite lives, not be amortized; and that intangible assets, including goodwill, be tested for impairment annually and whenever there is an impairment indicator. Currently, the Company is not impacted by these changes, but may be in the future if the Company acquires intangible assets such as goodwill through an acquisition.


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

Results of Operations

Three Months Ended September 30, 2001 and 2000

     Revenues increased 6% to $13,849,000 for the three months ended September 30, 2001 compared to $13,039,000 for the similar period in 2000. One client, for which work commenced during the third quarter of 2000, accounted for approximately 37% of the Company's revenues in the current period. One other client accounted for 13% and 57% of the Company's revenues in 2001 and 2000, respectively. Revenues from this second client are expected to decline significantly in the fourth quarter. In addition, in 2001 and 2000, export revenues, substantially all of which were derived from European clients, accounted for 15% and 11%, respectively, of the Company's revenues.

     Direct operating expenses were $11,315,000 in the third quarter of 2001 and $9,226,000 in the third quarter of 2000, an increase of 23%. Direct operating expenses as a percentage of revenues were 82% in 2001 and 71% in 2000. The increase in 2001 is primarily attributable to a combination of additional fixed costs for available capacity, and, to a lesser extent to additional labor and other variable production costs, which the Company elected to carry in third quarter in order to preserve capacity for new projects. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,021,000 and $1,732,000 in the third quarter of 2001 and 2000, respectively, an increase of 17%. Selling and administrative expenses as a percentage of revenues increased to 15% in 2001, from 13% in 2000. The increase is primarily attributable to an increase in management and administrative payroll, facility administrative overhead and increased sales and marketing costs. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In 2001, the Company added $500,000 to the provision for doubtful accounts to reflect the uncertainty associated with fully collecting from certain early stage clients.

     As a result of the aforementioned items, the Company realized net income of $40,000 in 2001 and $1,468,000 in 2000.

Nine  Months  Ended  September  30,  2001  and  2000

     Revenues increased 45% to $45,689,000 for the nine months ended September 30, 2001 compared to $31,590,000 for the similar period in 2000. The increase principally resulted from sales to two clients. One client, for which work commenced in the third quarter of 2000, accounted for 24% of the Company's revenues for the nine months ended September 30, 2001. A second client accounted for 37% and 44% of the Company's revenues in 2001 and 2000,
respectively.   Revenues from this second client are expected to decline
significantly in the fourth quarter. In addition, in 2001 and 2000, export revenues, substantially all of which were derived from European clients, accounted for 13% and 11%, respectively, of the Company's revenues.

     Direct operating expenses were $34,836,000 for the nine months ended September 30, 2001 and $23,655,000 for the nine months ended September 30, 2000, an increase of 47%. Direct operating expenses as a percentage of revenues were 76% in 2001 and 75% in 2000. The dollar increase in 2001 is principally due to costs incurred for increased revenues.

     Selling and administrative expenses were $6,306,000 and $4,908,000 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 28%. The increase is primarily attributable to an increase in management and administrative payroll, facility administrative overhead and increased selling and marketing costs associated with the Company's continued growth. Selling and administrative expenses as a percentage of revenues decreased to 14% in the 2001 period from 16% in the 2000 period due primarily to an increase in revenues without a corresponding percentage increase in such expenses.

     In 2001, the Company added $500,000 to the provision for doubtful accounts to reflect the uncertainty associated with fully collecting from certain early stage clients.

     In 2001, the Company's effective income tax rate increased to 33% from 30% for the nine months ended September 30, 2000. The increase is primarily attributable to an increase in taxable income in tax jurisdictions in which a tax holiday is not available to the Company.

     As a result of the aforementioned items, the Company realized net income of $2,833,000 in 2001 and $2,156,000 in 2000.

Liquidity  and  Capital  Resources

     Selected measures of liquidity and capital resources are as follows:



                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------

Cash and Cash Equivalents                  $3,247,000          $9,040,000
Working Capital                            $7,328,000          $9,505,000
Stockholders' Equity Per Common Share*         $.98               $.91




     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).


Net Cash Provided By Operating Activities

     During the nine months ended September 30, 2001, net cash provided by operating activities was $443,000 as compared to $4,812,000 provided by operating activities in the 2000 comparative period, a decrease of $4,369,000. The decrease was primarily due to the net effect of the following:

- an increase in accounts receivable primarily due to the timing of billing and collections;

- a decrease in accounts payable and accrued expenses primarily due to the timing of payments; and

- an increase in other assets, which consists primarily of a customer receivable that has been classified as long-term;


Partially offset by:

-     an increase in net income of $677,000;

- an increase of approximately $2,150,000 in non-cash charges to net income, resulting principally from an increase in depreciation and amortization and other non-cash charges; and

- a decrease in prepaid expenses and other current assets, resulting primarily from the reduction of deferred production costs.

Net Cash Used in Investing Activities

     In the nine months ended September 30, 2001, the Company spent approximately $4,958,000 for capital expenditures, compared to approximately $4,100,000 in the nine months ended September 30, 2000. For the remainder of 2001, management presently expects to make capital expenditures of between $500,000 and $1,000,000. Such capital expenditures include anticipated costs to complete the renovation, re-engineering and expansion project at two of the Company's facilities, capital investment in additional production technologies, and normal ongoing capital investments.

Net Cash Provided By Financing Activities

     In the nine months ended September 30, 2001, net cash used in financing activities totaled approximately $1,278,000 primarily due to the repurchase of 270,000 shares of the Company's common stock compared to $240,000 provided by financing activities in the comparable period in 2000, which resulted primarily from the proceeds of stock options.

Availability of Funds

     The Company has a line of credit with a bank in the amount of $3 million, none of which was borrowed at November 1, 2001. The line is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate and is due on demand.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At September 30, 2001, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense.

     The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.


PART II.OTHER INFORMATION

Item 1.Legal Proceedings.  Not Applicable

Item 2.Changes in Securities.  Not Applicable

Item 3.Defaults upon Senior Securities.  Not Applicable

Item 4.Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.Other Information.  Not Applicable

Item 6.(a) Exhibits.  None

(b) Form 8-K Report.  None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION






  Date:  November 13, 2001                    /s/
                                 ------------------------------
                                  Jack Abuhoff
                                        Chairman of the Board and
                                        Chief Executive Officer


  Date:  November 13, 2001                    /s/
                                 ------------------------------
                                  Stephen Agress
                                        Vice President - Finance
                                        Chief Accounting Officer