Form 10-K
period 2001-12-31
INNODATA CORP
filed 2002-03-27
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/    Annual report under section 13 or 15(d) of the securities exchange act of
1934
                   For the fiscal year ended December 31, 2001

/ /   Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number  0-22196

                              INNODATA CORPORATION
             (Exact name of registrant as specified in its charter)





           Delaware                                     13-3475943
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         Three University Plaza
         Hackensack, New Jersey                                        07601
 (Address of principal executive offices)                            (Zip Code)

            (201) 488-1200
 (Registrant's telephone number)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                                  $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/


State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Company's Common Stock on February 28, 2002 of $2.18 per share. $41,154,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   21,450,550 shares of common stock, $.01 par value, as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]


                                     PART I

     Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "intend", "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under "Risk Factors", and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 1. Description of Business.

General

     We deliver content manufacturing and XML- related digital asset services to online information providers and companies in the telecommunications, technology, healthcare, defense, and Internet commerce sectors. We have over 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

     We operate through three divisions. Our Content Division aggregates, converts, tags and editorially enhances digital content - services we refer to collectively as "content manufacturing" services. We offer content manufacturing services as a comprehensive outsourcing solution and individually as discrete activities. The Content Division also transforms data to Extensible Markup Language (XML). Our Systems Division offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards. Our Training Division provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

     Our content manufacturing clients often have time-critical outsourcing needs, with content that requires regular updating or enhancement. We typically service these needs through multi-year contracts or relationships. Approximately 92% of our 2001 revenues were derived from clients that used our services for more than one year, and approximately 64% of our 2001 revenues were derived form clients that used our services more than two years.

     Our XML transformation clients typically engage us to assist in building new, large-scale XML-compliant information repositories or in transforming large-scale legacy electronic information repositories to XML-compliant information repositories. Our XML Content Factory is the largest dedicated factory purpose-built to create XML content.

     We are headquartered in Hackensack, New Jersey and have four other offices in North America (Dallas, Austin, Minneapolis and Bellevue), seven production facilities in the Philippines, India, and Sri Lanka, and a technology development center in India. Our largest production facility is the XML Content Factory, in Mandaue, the Philippines. Our wide area network and communications systems enable multiple production processes to be performed simultaneously at various of our production facilities. Two of our manufacturing facilities have been accorded ISO 9003 and 9002 certifications.

     We use server-based information technology to operate through a structured workflow using advanced tools. We drive efficiency and quality by using advanced manufacturing and management techniques including total quality management and statistical process control.

Content Manufacturing and Outsourcing

     By capitalizing on the benefits of our scale and specialization, we aim to be a strategic long-term provider of comprehensive content manufacturing services that complement our customers' in-house capabilities and enable them to respond to market challenges. Our business strategy is to expand our client base and enhance our service offerings in this area.

     A critical component of our content manufacturing and outsourcing services is the conversion of hardcopy and paper collections and legacy-formatted data to a variety of output formats including XML and XML derivatives, HTML, SGML, Open eBook (OeB), Microsoft Reader (.LIT), Rocket eBook (.RB), and PDF. For this purpose, we use high-speed scanning; a variety of commercial and proprietary OCR/ICR (optical/intelligent character recognition) applications; structured workflow processes; and proprietary applications and tools designed to create accurate, consistent markup and data. We use proprietary technology for data enhancement and validation, and create automated procedures - utilizing industry standards-aware software tools such as Omnimark, XMetaL, Epic, etc. - to ensure validated SGML and XML markup.

     Another critical component of our content manufacturing and outsourcing services is the enhancement of content. Our engineers and programmers develop custom conversion filters and parsers for this purpose. Our subject matter experts in fields such as law, education, science, medicine, and engineering provide taxonomy and controlled vocabulary development, hyperlinking, tagging, general editorial services, and indexing and abstracting.

     We typically price our services on a resource-utilization basis or quantity-delivered basis.

XML Transformation

     Content publishers seek to migrate to XML-based publishing systems in order to save money and save time by creating a single data store from which to create multiple information products (as opposed to having to build a separate data store for each information product). In addition, publishers who maintain their content in XML can syndicate content and spontaneously synthesize data into interactive "web services." XML content transformation is the prerequisite for content owners to accomplish these outcomes.

     To transform content to XML, tags are inserted within the content to give the content meaning which computers can read. Our proprietary technology includes production-grade, auto-tagging applications that utilize pattern recognition based on comprehensive rule sets and heuristic online databases. The technology enables mass creation or conversion of XML content from complex, unstructured documents.

     We also translate desktop publishing documents (QuarkXPress, PDF, MS Word, etc.) to XML variants, from which we generate multiple file formats (HTML, OeB, PDF, proprietary eBook formats, etc.) to support multiple channels of distribution.

     We typically price these services based on units of data produced or transformed.

XML Systems and Training

     Clients who use our XML systems engineering and consulting services typically require publishing systems or performance support / process automation systems that enable multiple authors to collaborate on content and enable multiple products to be generated from single-source XML assemblies. Our Systems Division provides full-service consulting and information system design and systems integration to configure, improve, and validate these and other software systems and technologies. Services are provided in ISO, IEC, ANSI, IETF, and W3C standards.

     Our Training Division provides clients with professional training, courseware, and briefings in XML and other formal public standards.

     We typically price these services on a fixed-fee turnkey basis.

Business Strategy

     We seek to capitalize on the increased willingness of companies in our markets to explore outsourcing as a way of reducing expenses associated with content manufacture while reserving internal resources to focus on strategic core competencies such as high-level editorial processes, product development, and publishing. We also seek to respond to our customers' increased interest in publishing information from a single repository to multiple channels (i.e., web, print, CD, print-on-demand, PDA) and to re-use existing digital assets to quickly create new products.

     We believe that there is a vast quantity of textual, audio, and video data sources that will be made available on the Web by electronic publishers, and that many of them will choose XML and its related standards as the underlying technology. We intend to be partner of choice for clients requiring large-scale XML transformations as well as XML systems development and training.

     We intend to target publishers and information providers, knowledge service and eLearning companies, Internet content portals, information aggregators, e-content vendors, rich media owners, and corporations with online commerce and knowledge management initiatives.

     Specifically, we plan to drive content manufacturing and outsourcing opportunities by:

          Expanding existing client relationships and developing long-term relationships with new clients who have recurring requirements for content manufacturing and outsourcing services;

          Leveraging our subject matter expertise, world-wide data manufacturing capabilities, and information technology infrastructure to drive substantial cost savings for clients while decreasing their product latency and enabling them to launch products more quickly in response to market opportunities; and

          Offering custom-tailored XML-based business solutions using a variety of proprietary and third-party licensed software on multiple hardware and systems software platforms and domestic and international workforces.

     We aim to be a leader in the market for XML content transformation, systems, and training by:

          Further leveraging existing and emerging technologies to create increasingly efficient tools for creating large-scale XML content repositories;

          Maintaining our position as the preferred supplier of large-scale XML content services, while extending our leadership in XML architecture and XML consulting;

          Entering into additional high-profile client partnerships for large-scale XML content services; and

          Continuing to take an active role in developing key structured information standards.

     Furthermore, we plan to:

          Extend our service offerings into other strategic areas consistent with our position as a leading provider of digital asset services and solutions;

          Design customized service offerings to meet the unique needs of targeted vertical markets;

          Respond to opportunities to provide increased value-added services to our clients;

          Expand our delivery capabilities to embrace new technology initiatives that are strategic for our clients; and

          Cultivate and maintain a significant client and project base to create economies of scale that enable us to achieve competitive costs.

                        Close Relationships With Clients

     Innodata views its long-term partnership with our clients as a critical element in its historical and future success.

     To continue to meet the needs of existing and prospective clients in a timely fashion, Innodata works directly with its clients to identify and develop new and improved service offerings. To promote a close and continuing relationship with clients, we sell through our North American Solutions Center and provide 24/7 project support through our Asia-based customer service center.

     We generally perform our work for our clients under project-specific contracts, requirements-based contracts, or long-term contracts. Contracts are typically subject to numerous termination provisions.

     One client accounted for 30% of our revenues in 2001 and 54% of our revenues in 2000. We do not expect to generate any additional revenues from this client. One other client accounted for 27% of our revenues in 2001. In 1999, one client accounted for 17% of our revenues. No other client accounted for 10% or more of our revenues. Further, in 2001, 2000, and 1999, export revenues, the vast majority of which were derived from European customers, accounted for 13%, 10% and 20%, respectively, of our revenues.

     We are from time to time required by clients to enter into non-disclosure agreements pursuant to which we agree not to disclose their identity or the nature of our relationship with them. Reasons for requiring such arrangements vary, but typically involve a preference on the part of the client not to publicize its outsourcing strategy or to telegraph to competitors a new product development initiative.

                         Comprehensive Service Offering

     Our comprehensive service offering distinguishes us from our competitors. Many competitors offer only a single service, such as data capture, but do not offer the full complement of specialized services large organizations require in order to build large-scale XML repositories or manufacture large-scale digital content. Innodata provides a broad range of content-related services to enable its clients to obtain the full benefit of outsourcing within a seamless operational framework premised on our accountability to our clients.

                      Innovative Technology-Based Solutions

     We have invested substantially in our manufacturing infrastructure in order to ensure clients a reliable and highly redundant infrastructure and to enable us to employ the latest tools to drive significant process efficiencies.

Sales and Marketing

     Our full-time direct sales force primarily conducts sales and marketing functions. Sales and marketing activities consist primarily of exhibiting at trade shows in the United States and Europe, and seeking direct personal access to decision-makers at existing and prospective clients. We have also obtained visibility by way of articles published in the trade press, through participation in industry conferences and standards organizations, and by speaking engagements at industry events. To date, Innodata has not conducted any significant advertising campaign in the general media.

     Consulting personnel from our new project analysis group closely support the direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations, and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level post-sale support to customers.

Competition

     The markets for our services are highly competitive. The most significant competitive factors are price of services, quality of services, reliability of services, scope and scale, quality of supporting services, and technical competence. We are not aware of any single competitor that provides the same range of services as we do, and we believe that we have created significant differentiation relative to our quality of services as well as our scope of services and scale of services. However, our industry is highly fragmented and we face significant competition in each of our service areas.

     In terms of content manufacturing/outsourcing, we believe we compete successfully by offering high quality services and favorable pricing by leveraging our technical skills, process knowledge, and economies of scale. Competition is highly fragmented and depends on the specific service provided. We have substantially greater resources than most of our competitors, resulting in greater breadth of services as well as scope and scale. Thus, we have a greater ability to obtain client contracts where the undertaking required is technically sophisticated, sizable in scope or scale, or requires significant investment. Our outsourcing services also compete with clients' and potential clients' "in-sourcing" personnel, who may attempt to duplicate our services using in-house staff.

     In terms of XML data transformation, companies compete on the basis of quality, accuracy, and consistency, as well as ability to deliver large-scale, tag-intensive requirements quickly. Innodata's ability to compete favorably is, therefore, dependent upon its ability to react appropriately to short and long-term trends, harness new technology, and deliver large-scale requirements quickly. SPI, Inc. and Jouve, S.A. among others, compete for the XML content creation business.

     With respect to XML systems and consulting, Thomas Technology Solutions, Inc., ArchiTag, KPMG Consulting, and Booz Allen Hamilton are among those providing competitive services. In addition, we must frequently compete with our clients' own internal information technology capability.

Research and Development

     We maintain a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to our business and to develop and install enhancements to our proprietary systems. During fiscal year 2001, we invested heavily in the development and integration of proprietary applications for use in our XML Content Factory. Applications development was predominantly associated with improving accuracy, consistency, and speed of complex XML tagging for large-scale requirements. We intend to make further investments in applications development and integration in order to respond to market opportunities. In 2001, all research and development expenditures were charged as development expenses.

Employees

     As of February 28, 2002, we employed an aggregate of approximately 75 persons in the United States, and approximately 10,000 persons in four production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India, and a software development center in India. Approximately 800 employees at our Manila facility are members of a union, whose collective bargaining agreement expired on March 31, 2001. We and the union deadlocked in negotiations for a new collective bargaining agreement. In August 2001, the Philippine Department of Labor and Employment assumed jurisdiction over the labor dispute and, in October 2001, mandated a settlement pursuant to which membership was granted wage increases approximating 2% per annum through March 2004, plus 50% of any subsequently mandated by law minimum wage increases. The union filed a motion for reconsideration that was denied in January 2002. In March 2002, the union filed a petition with the Philippine Court of Appeals. No other employees are represented by a labor union, and we believe that our relations with our employees are satisfactory.

     At all of our locations, we enforce vigorous policies to protect our employees against sexual harassment and discrimination based on age, race, gender or sexual orientation. The average age of our employees is approximately 25 years. Over 50% of our staff is female. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine, and social sciences.

     To retain our qualified personnel, Innodata offers highly competitive base salaries that are supplemented by results-based incentives. Senior management is eligible for bonuses and stock options. Our compensation structure is coupled with an extensive benefits package that includes comprehensive health insurance coverage, canteen and grocery subsidies, paid holiday leaves, continuing education programs, clothing and optical allowances, and a retirement program. Moreover, Innodata provides overtime premiums, holiday pay, bereavement and birthday leaves, as well as maternity and paternity benefits.

     We provide employees a range of workplace amenities, including: internet cafes, where employees can surf the web during breaks; on-site, Company-subsidized restaurants; and on-site stores where employees can purchase dry goods and groceries on credit, arranging purchases from their workstations over a corporate intranet.

Risk Factors

     The nature of our business, as well as our strategy, the size and location of our facilities, and other factors entail a certain amount of risk. These risks may include, but are not limited to, the following:

     Risks of Expanded Operations

     We have expanded our operations rapidly in recent years. As a result, we have incurred new fixed operating expenses associated with our expansion efforts, including increases in depreciation expense, rental expense, and overall increases in cost of sales. In order to capitalize on this investment, we need to develop new client relationships and expand existing ones. If our revenues do not increase sufficiently to offset these expenses, our operating results may be adversely affected.

     Risks of Acquisitions

     Acquisitions involve a number of risks and challenges. These include, but are not limited to: diversion of management's attention; the need to integrate acquired operations; potential loss of key employees and clients of the acquired companies; lack of experience operating in the market of the acquired business; and an increase in expenses and working capital requirements.

     To integrate acquired operations, we must implement management information systems and operating systems and assimilate and manage the personnel of the acquired operations. Geographic distances may further complicate integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

     Any of these and other factors could adversely affect our ability to achieve anticipated levels of profitability of acquired operations or realize other anticipated benefits of an acquisition. Furthermore, any future acquisitions may require us to incur debt or obtain additional equity financing, which could increase our leverage or be dilutive to our existing shareholders. No assurance can be given that we will consummate any additional acquisitions in the future.

     Variability of Client Requirements and Operating Results

     A number of our significant client contracts are requirements-based. Clients may cancel their production requirements, change their production requirements, or delay their production requirements for a number of reasons. Cancellations, reductions, or delays by a significant client or by a group of clients would adversely affect our results of operations. In addition, other factors may contribute to fluctuations in our results of operations. These factors include: the timing of client orders; the volume of these orders relative to our capacity; market acceptance of clients' new products; the timing of our expenditures in anticipation of future orders; our effectiveness in managing manufacturing processes; changes in economic conditions; and local factors and events that may affect our production volume (such as local holidays) or unforeseen events (e.g., earthquakes, storms, civil unrest).

     We make significant decisions based on our estimates of client requirements, including decisions about the levels of business that we will seek and accept, production schedules, equipment procurement, personnel hiring, and other resource acquisition. The nature of our clients' commitments and the possibility of changes in demand for their products may reduce our ability to estimate accurately future client requirements. On occasion, clients may require rapid increases in production, which can stress our resources. Although we have increased our content conversion capacity and plan further increases, there can be no assurance we will have sufficient capacity at any given time to meet all of our clients' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in client demand can adversely affect our margins.

     Variability of Quarterly Operating Results

     We expect our revenues and operating results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including: mix and timing of client projects; completing client projects; timing of new contracts; and one-time non-recurring and unusual charges.

     Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

     Client Concentration; Dependence on the Online Information Industry

     One client accounted for 30% of our revenues in 2001 and 54% of our revenues in 2000. We do not expect to generate any additional revenues from this client in 2002. One other client accounted for 27% of our revenues in 2001. In 1999, one client accounted for 17% of our revenues. No other client accounted for 10% or more of our revenues. Further, in 2001, 2000, and 1999, export revenues, the vast majority of which were derived from European customers, accounted for 13%, 10% and 20%, respectively, of our revenues. A significant amount of our revenues are derived from clients in the online information industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. On occasion, we may lose a client as a result of a business failure, contract expiration, or the selection of another service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future. Moreover, revenue derived from certain of our relationships depend upon the level of services we perform, which may vary from period to period depending on client requirements.

     Factors affecting the online information industry generally could have a material adverse effect on our clients and, as a result, on our performance. Such factors include: the inability of our clients to adapt to rapidly changing technology and evolving industry standards, the inability of our clients to develop and market their products, some of which are new and untested; and, recessionary periods in our clients' markets. If clients' products become obsolete or fail to gain widespread commercial acceptance, our business may be materially and adversely affected.

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

     Risks of Competition

     The markets for our services are extremely competitive and fragmented. As a result of this highly competitive environment, we may lose customers or have difficulty in acquiring new customers and our results of operations may be adversely affected. A significant source of competition for us is the in-house capability of our target client base. There can be no assurance that these clients will outsource more of their needs or that such businesses will not bring in-house services that they currently outsource.

     Risks of International Operations

     While the major part of our operations are carried on in the Philippines, India, and Sri Lanka, our headquarters are in the United States and our clients are primarily located in North America and Europe. As a result, we are not as affected by economic conditions overseas as we would be if we depended on revenues from sources internal to those countries. However, such adverse economic factors as inflation, external debt, negative balance of trade, and underemployment may significantly impact us.

     Certain aspects of overseas economies directly affect us. Overseas operations remain vulnerable to political unrest, which could interfere with our operations. Political instability could also change the present satisfactory legal environment for us through the imposition of restrictions on foreign ownership, repatriation of funds, adverse labor laws, and the like.

     Our Indian operations are conducted through a wholly-owned subsidiary that has been granted an income tax holiday through December 31, 2004. Accordingly, no income taxes will be payable on earnings from operations of the subsidiary during such period, unless repatriated to the U.S.

     We fund our overseas operations through transfers of U.S. dollars only as needed and generally do not maintain any significant amount of funds or monetary assets overseas. To the extent that we need to bring currency to the United States from our overseas operations, we may be affected by currency control regulations.

     The Philippines is subject to relatively frequent earthquakes, volcanic eruptions, floods, and other natural disasters, which may disrupt our operations. Further, power outages lasting for periods of as long as eight hours per day have occurred. Our facilities are equipped with standby generators that have produced electric power during these outages; however, there can be no assurance that our operations will not be adversely affected should municipal power production capacity deteriorate.

     The geographical distances between Asia, the Americas, and Europe create logistical and communications challenges which we must overcome.

     The Philippines has ongoing problems with Muslim insurgents. The Abu Sayaf group of kidnappers, which is purported to have ties to the Al Queda terrorist organization, is concentrated on Basilan Island, an island far away from our facilities, and the government has stepped up activities to eradicate the group. There can be no assurances that these efforts will be successful or that the group will not attempt to disrupt activities or commit terrorist acts in other areas.

     Risks of Currency Fluctuations and Hedging Operations

     The Philippines has historically experienced high rates of inflation and major fluctuations in exchange rate between the Philippine peso and the U.S. dollar. Continuing inflation without corresponding devaluation of the peso against the dollar, or any other increase in value of the peso relative to the dollar, may have a material adverse effect on our operations and financial condition. Since 1997, we have not purchased foreign currency futures contracts for pesos. However, we may choose to do so in the future.

     Dependence on Key Personnel

     Our success depends to a large extent upon the continued services of our key executives and skilled personnel. Several of our officers and key employees are bound by employment or non-competition agreements. However, there can be no assurance that we will retain our officers and key employees. We could be materially and adversely affected by the loss of such personnel.

     Volatility of Market Price of Common Stock

     The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology and Internet-related companies. Such fluctuations have often been unrelated to or disproportionately impacted by the operating performance of such companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of new contracts, partnerships, acquisitions and alliances, technological innovations or events affecting other companies in the Internet or technology industry generally, as well as currency fluctuations and general market conditions, may have a significant effect on the market price of our common stock.

Item 2.  Description of Property.

     Our services are primarily performed from our Hackensack, New Jersey corporate headquarters, four other North American offices, and seven overseas production facility complexes, including our 100,000 square foot XML Content Factory complex located in Mandaue, the Philippines. In addition, we have a software development facility in Gurgaon, India. All facilities are leased for terms expiring on various dates through 2009, and many are cancelable at our option. Annual rental payments on property leases currently approximate $1,900,000.

     We believe that we maintain adequate fire, theft and liability insurance for our facilities and that our facilities are adequate for our present needs.

Item 3.  Legal Proceedings.

     There is no material litigation pending to which we are a party or of which any of our property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     See Part II, Item 4 of Form 10-Q for June 30, 2001 as to results of voting at our Annual Meeting held on July 31, 2001.



                                    PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

     Innodata Corporation (The "Company") Common Stock is quoted on the Nasdaq National Market System under the symbol "INOD." On February 28, 2002, there were 108 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,000.

     The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2001, after giving retroactive effect to a three-for-one stock dividend paid on September 9, 1999, a two-for-one stock dividend paid on December 7, 2000 and a two-for-one stock dividend paid on March 23, 2001.




                                    Common Stock
                                    Sale Prices

         2000                    High          Low
         ----                    ----          ---
      First Quarter             4--3/16       2
      Second Quarter            2--3/8        1--5/16
      Third Quarter             3--1/8        1--7/8
      Fourth Quarter            5--5/8        2--3/16

         2001                    High          Low
        ----                     ----          ---
      First Quarter             7--3/4        3--7/8
      Second Quarter            9--1/4        3--1/16
      Third Quarter             4             1--1/4
      Fourth Quarter            3--3/4        2


Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company paid a three-for-one stock dividend on September 9, 1999, a two-for-one stock dividend on December 7, 2000, and a two-for-one stock dividend on March 23, 2001.


Item 6.  Selected Financial Data (Dollars in Thousands)

Year ended December 31,     2001     2000     1999     1998     1997

REVENUES                  $58,278  $50,731   $27,490  $19,593  $20,117
                          -------  -------   -------  -------  -------
OPERATING COSTS
   AND EXPENSES
Direct operating costs     44,354   34,458    17,854   13,069   16,007
Selling and
   administrative           8,337    7,248     6,783    4,982    5,284
Provision for
   doubtful accounts        2,942     -         -        -        -
Restructuring costs
   and asset impairment       865     -         -         133    1,500
(Gain) loss on settlement
   of currency contracts     -        -         -        (487)   1,400
Interest expense                9       43        10       77       85
Interest income              (216)    (155)     (111)     (98)     (59)
                          -------  -------   -------  -------  -------
Total                      56,291   41,594    24,536   17,676   24,217
                          -------  -------   -------  -------  -------
INCOME (LOSS) BEFORE
 INCOME TAXES (BENEFIT)     1,987    9,137     2,954    1,918   (4,100)

INCOME TAXES (BENEFIT)        639    2,969       841     (332)     100
                          -------  -------   -------  -------  -------
NET INCOME (LOSS)         $ 1,348  $ 6,168   $ 2,113  $ 2,250  $(4,200)
                          =======  =======   =======  =======  =======
BASIC INCOME (LOSS)
   PER SHARE                 $.06     $.30      $.11     $.13    $(.23)
                             ====     ====      ====     ====    =====
DILUTED INCOME (LOSS)
   PER SHARE                 $.05     $.26      $.10     $.12    $(.23)
                             ====     ====      ====     ====    =====

CASH DIVIDENDS PER SHARE     -        -         -        -       -
                          =======  =======   =======  =======  =======

December  31,               2001    2000       1999     1998     1997

WORKING CAPITAL           $ 8,854  $ 9,505   $ 5,966  $ 4,749  $ 2,092
                          =======  =======   =======  =======  =======
TOTAL ASSETS              $30,094  $27,946   $15,646  $10,596  $10,029
                          =======  =======   =======  =======  =======
LONG-TERM DEBT               -        -      $     5  $    24  $    80
                          =======  =======   =======  =======  =======
STOCKHOLDERS' EQUITY      $20,362  $19,316   $11,652  $ 7,485  $ 5,254
                          =======  =======   =======  =======  =======


Item 7. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended December 31, 2001 and 2000

     Revenues increased 15% to $58,278,000 for the year ended December 31, 2001 compared to $50,731,000 for the similar period in 2000. Sales to one client who accounted for $27.4 million (54%) of the Company's revenues in 2000 declined by approximately $10 million in 2001. In 2002, the Company does not expect to generate any revenues from this client. The Company replaced this shortfall in 2001 by a $14.4 million increase in revenues from another client and net increases in revenues from various other new and existing clients. As a result, total revenues in 2001 increased by $7.5 million from 2000.

     One client accounted for 30% and 54% of the Company's revenues in 2001 and 2000, respectively. As stated above, in 2002, the Company does not expect to generate any revenues from this client. One other client accounted for 27% of the Company's revenues in 2001. No other client accounted for 10% or more of the Company's revenues. Further, in 2001 and 2000, export revenues, the vast majority of which were derived from European customers, accounted for 13% and 10%, respectively, of the Company's revenues.

     In considering the consequence to expected results in 2002 from the anticipated absence of revenues from the one client who accounted for 30% of the Company's revenues in 2001, we note that in the fourth quarter of 2001, revenues from this client had declined to approximately $500,000 from an average of approximately $5.6 million per quarter for the first three quarters of 2001. However, because of a total of approximately $12 million in revenues during the fourth quarter from other clients, in the fourth quarter the Company earned approximately $900,000 before a bad debt provision and before restructuring costs. Similarly, the impact on the Company's results of operations due to the absence of revenues from this client in 2002 will depend upon the extent to which the Company is successful in its marketing efforts to achieve compensating revenues from new or other existing clients.

     In 2000, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. Furthermore, the economic downturn that became evident late in 2001 resulted in many blue-chip publishers that had shown increased interest in XML transformation projects electing to curtail discretionary spending and slow down new initiatives. To in part address this sales challenge, the Company began to refocus its sales force to emphasize its content manufacturing/outsourcing services.

     Direct operating expenses were $44,354,000 for the year ended December 31, 2001 and $34,458,000 for the year ended December 31, 2000, an increase of 29%. Direct operating expenses as a percentage of revenues were 76% in 2001 and 68% in 2000. The dollar increase in 2001, approximately 60% of which is comprised of an increase in labor costs, is principally due to costs incurred for increased revenues. The percentage increase in 2001 is principally attributable to an increase in fixed and certain labor costs incurred for increased production capacity which was underutilized during the second half of 2001. Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $8,337,000 and $7,248,000 for the years ended December 31, 2001 and 2000, respectively, representing an increase of 15%. The increase is primarily attributable to an increase in selling and marketing costs, travel costs and facility administrative overhead associated with the Company's continued growth. Selling and administrative expenses as a percentage of revenues were 14% in both the 2001 and 2000 periods. Selling and administrative expense includes management and administrative salaries, sales and marketing costs and administrative overhead.

     The Company provided an allowance for doubtful accounts of approximately $2.6 million representing the remaining balance due at December 31, 2001 from a client that accounted for 30% of its 2001 revenues because the client has reported an inability to raise further operating funds required to make payment. In addition, the Company provided approximately $350,000 for other client bad debts incurred in the ordinary course of business.

     During the fourth quarter 2001, the Company took certain actions to reduce production operations at a wholly owned Asian subsidiary that was operating at a loss and to reduce overall excess capacity in Asia. Such activities included the termination of leases and employee layoffs. Included in Restructuring Costs and Asset Impairment for the year ended December 31, 2001 are estimated facility closure costs, including employee related costs, approximating $600,000, and the write-off of leasehold improvement costs totaling approximately $265,000. As a result of these actions, the Company expects a cost reduction of approximately $200,000 per quarter, of which approximately $100,000 was realized in the fourth quarter 2001.

Years Ended December 31, 2000 and 1999

     Revenues increased 85% to $50,731,000 for the year ended December 31, 2000 compared to $27,490,000 for the similar period in 1999 principally resulting from a client who accounted for approximately 54% of the Company's revenue in 2000. One other client accounted for 17% of the Company's revenues in 1999. No other customer accounted for 10% or more of the Company's revenues. Further, in 2000 and 1999, export revenues, substantially all of which were derived from European clients, accounted for 10% and 20%, respectively.

     Direct operating expenses were $34,458,000 for the year ended December 31, 2000 and $17,854,000 for the similar period in 1999, an increase of 93%. Direct operating expenses as a percentage of revenues were 68% in 2000 and 65% in 1999. The dollar increase in 2000 is principally due to costs related to the increased revenues. Direct operating expenses as a percent of revenues increased by 3 percentage points in 2000, resulting from additional costs incurred principally for the new XML Content Factory (including start-up costs) (which accounted for approximately 9 percentage points) offset by a decline in the value of the foreign currencies of countries in which the Company's production facilities are located (which resulted in a cost reduction of approximately 6 percentage points). Direct operating expenses include primarily direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $7,248,000 and $6,783,000 for the years ended December 31, 2000 and 1999, respectively, representing an increase of 7% in 2000 from 1999. Selling and administrative expense as a percentage of revenues decreased to 14% in 2000 from 25% in 1999 due primarily to an increase in revenues without a corresponding increase in such expenses. Selling and administrative expense includes management and administrative salaries, sales and marketing costs and administrative overhead.

     In 2000, income taxes were lower as a percentage of pre-tax income than the federal statutory rate due primarily to certain overseas income that will not be taxed unless repatriated due to tax holidays granted to the Company.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:




                                        December 31, 2001   December 31, 2000
                                        ------------------  ------------------

Cash and Cash Equivalents                  $6,267,000           $9,040,000
Working Capital                            $8,854,000           $9,505,000
Stockholders' Equity Per Common Share*         $.95                $.91




     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

Net Cash Provided By Operating Activities

     During the year ended December 31, 2001, net cash provided by operating activities was $4,840,000 as compared to $12,387,000 in the 2000 comparative period. The decrease was primarily due to a $4.8 million decrease in net income and a $3.3 million increase in net billings in excess of accounts receivable collected, offset by a $4.7 million increase in non-cash charges. The balance is due to a net decrease in changes in other operating asset and liability accounts. The $3.3 million increase in net billings in excess of accounts receivable collected is principally attributable to certain accelerated collections received in 2000.

Net Cash Used in Investing Activities

     In the year ended December 31, 2001, the Company spent approximately $5,568,000 for capital expenditures, compared to approximately $7,403,000 in the year ended December 31, 2000. Such capital expenditures include anticipated costs to complete the renovation, re-engineering and expansion of two of the Company's facilities, capital investment in additional production technologies, and normal ongoing capital investments. In addition, in the year ended December 31, 2001, the Company acquired the operating assets and assumed certain designated liabilities of the ISOGEN International operating division of DataChannel, Inc. The purchase price, including acquisition costs, consisted of $796,000 in cash, two acquisition promissory notes, each for $325,000, plus an additional $68,000 payable September 30, 2002 subject to realization of certain events. The promissory notes accrue interest at a rate of 7% per annum, and are payable on April 30, 2002 and September 30, 2002, respectively.

Net Cash Provided By Financing Activities

     In the year ended December 31, 2001, net cash used in financing activities totaled approximately $1,249,000 primarily due to the repurchase of 270,000 shares of the Company's common stock for $1,639,000, compared to $676,000 provided by financing activities in the comparable period in 2000.

Availability of Funds

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand and was unused at December 31, 2001, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate.

     Management believes that existing cash, internally generated funds and short term bank borrowings will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

Critical Accounting Policies

     Management's discussion and analysis of its results of operations and financial condition is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

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





Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2001, there were no outstanding borrowings under the credit facility. Changes in the prime interest rate during 2002 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company maintain higher levels of borrowing during 2002.

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

Item 8.  Financial Statements.

                      INNODATA CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----

Independent Auditors' Report                                  II-9

Consolidated Balance Sheets as
  of December 31, 2001 and 2000                               II-10

Consolidated Statements of Income for the three
  years ended December 31, 2001                               II-11

Consolidated Statements of Stockholders' Equity
  for the three years ended December 31, 2001                 II-12

Consolidated Statements of Cash Flows for the
  three years ended December 31, 2001                         II-13

Notes to Consolidated Financial Statements                   II-14-23




INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Innodata Corporation
Hackensack, New Jersey


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



    /S/
------------------------
Grant  Thornton  LLP
New  York,  New  York
March  5,  2002


                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                             (Dollars in Thousands)


                                                         2001      2000
                                                       --------  --------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                 $ 6,267   $ 9,040
  Accounts receivable-net of
    allowance for doubtful accounts of
     $1,853,000 in 2001 and $884,000 in 2000             7,846     5,799
  Prepaid expenses and other current assets                978     1,194
  Deferred income taxes                                  1,793       839
                                                       -------   -------

       Total current assets                             16,884    16,872

PROPERTY AND EQUIPMENT - NET                            10,236     9,464

OTHER ASSETS                                             2,351     1,610

GOODWILL                                                   623       -
                                                       -------   -------

TOTAL                                                  $30,094   $27,946
                                                       =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Acquisition notes payable                            $   650   $   -
  Accounts payable and accrued expenses                  2,875     3,196
  Accrued salaries and wages                             3,770     3,060
  Income and other taxes                                   735     1,111
                                                       -------   -------

       Total current liabilities                         8,030     7,367
                                                       -------   -------

DEFERRED INCOME TAXES                                    1,702     1,263
                                                       -------   -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-authorized
    75,000,000 shares; issued - 21,716,000
     shares in 2001 and 21,688,000 shares in 2000          217       217
  Additional paid-in capital                            13,355    12,239
  Retained earnings                                      8,429     7,081
                                                       -------   -------
                                                        22,001    19,537
  Less: treasury stock - at cost; 270,000
   shares and 577,000 shares
    in 2001 and 2000, respectively                      (1,639)     (221)
                                                       -------   -------

       Total stockholders' equity                       20,362    19,316
                                                       -------   -------

TOTAL                                                  $30,094   $27,946
                                                       =======   =======

                 See notes to consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                    (In thousands, except per share amounts)



                                            2001     2000      1999
                                          -------  --------   -------

REVENUES                                  $58,278   $50,731   $27,490
                                          -------   -------   -------

OPERATING COSTS AND EXPENSES
  Direct operating costs                   44,354    34,458    17,854
  Selling and administrative expenses       8,337     7,248     6,783
  Provision for doubtful accounts           2,942       -         -
  Restructuring costs and asset impairment    865       -         -
  Interest expense                              9        43        10
  Interest income                            (216)     (155)     (111)
                                          -------   -------   -------

    Total                                  56,291    41,594    24,536
                                          -------   -------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES    1,987     9,137     2,954

PROVISION FOR INCOME TAXES                    639     2,969       841
                                          -------   -------   -------

NET INCOME                                $ 1,348   $ 6,168   $ 2,113
                                          =======   =======   =======

BASIC INCOME PER SHARE                       $.06      $.30      $.11
                                             ====      ====      ====

DILUTED INCOME PER SHARE                     $.05      $.26      $.10
                                             ====      ====      ====

                 See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (In thousands)




                                      Additional  Retained
                      Common Stock     Paid-in    Earnings   Treasury
                     Shares   Amount   Capital    (Deficit)    Stock     Total
                     ------   ------  -------     ---------   --------  --------

January 1, 1999      18,341    $183    $ 8,723    $(1,200)   $  (221)   $ 7,485

Net income              -       -          -        2,113        -        2,113

Issuance of
 common stock
 upon exercise
 of stock
 options              2,055      21        893        -          -          914

Issuance of
 common stock for
 software
 development            140       1         67        -          -           68

Income tax benefit
 from exercise of
 stock options          -       -        1,072        -          -        1,072
                     ------    ----    -------    -------     ------    -------

December 31, 1999    20,536     205     10,755        913       (221)    11,652

Net income              -       -          -        6,168        -        6,168

Issuance of
 common stock
 upon exercise
 of stock
 options
 and warrants         1,152      12        689        -          -          701

Income tax
 benefit from
 exercise of
 stock options          -       -          795        -          -          795
                     ------    ----    -------    -------     ------    -------

December 31, 2000    21,688     217     12,239      7,081       (221)    19,316

Net income              -       -          -        1,348        -        1,348

Issuance of
 common stock
 upon exercise
 of stock options       605       6        384        -          -          390

Purchase of
 treasury stock         -       -          -          -       (1,639)    (1,639)

Retirement of
 treasury stock        (577)     (6)      (215)       -          221        -

Income tax
 benefit from
 exercise of
 stock options          -       -          947        -          -          947
                     ------    ----    -------    -------     ------    -------

December 31, 2001    21,716    $217    $13,355    $ 8,429    $(1,639)   $20,362
                     ======    ====    =======    =======    =======    =======

                            See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (In thousands)




                                                   2001      2000       1999
                                                 --------  --------  ---------

OPERATING ACTIVITIES:
Net income                                       $ 1,348   $ 6,168   $  2,113
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  4,790     2,959      1,797
    Provision for doubtful accounts                2,942       -          -
    Tax benefit from exercise of stock options       947       795      1,072
    Restructuring costs and asset impairment         865       -          -
    Loss on disposal of fixed assets                 -          30         72
    Deferred income taxes                           (463)      574       (199)
    Changes in operating assets and
     liabilities, net of acquisition:
      Accounts receivable                         (3,913)     (552)    (2,304)
      Prepaid expenses and other
       current assets                                 36      (977)      (326)
      Other assets                                  (723)     (409)       (74)
      Accounts payable and accrued expenses         (542)    1,653        258
      Accrued salaries and wages                     (71)    1,531        680
      Income and other taxes payable                (376)      615       (211)
                                                 -------   -------   --------

        Net cash provided
           by operating activities                 4,840    12,387      2,878
                                                 -------   -------   --------

INVESTING ACTIVITIES:
  Capital expenditures                            (5,568)   (7,403)    (3,891)
  Payments in connection with acquisition           (796)      -          -
                                                 -------   -------   --------

        Net cash used in
           investing activities                   (6,364)   (7,403)    (3,891)
                                                --------   -------   --------

FINANCING ACTIVITIES:
  Payments of borrowings                             -         (25)       (56)
  Proceeds from exercise of stock options            390       701        913
  Purchase of treasury stock                      (1,639)      -          -
                                                 -------   -------   --------

        Net cash (used in)
           provided by financing activities       (1,249)      676        857
                                                 -------   -------   --------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS       (2,773)    5,660       (156)
 CASH AND EQUIVALENTS, BEGINNING OF YEAR           9,040     3,380      3,536
                                                 -------   -------   --------

CASH AND EQUIVALENTS, END OF YEAR                $ 6,267   $ 9,040   $  3,380
                                                 =======   =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                 $ 1,513   $ 1,018   $    311

                         See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation - Innodata Corporation and subsidiaries (the "Company") is a leading provider of digital asset services and solutions. Innodata delivers content manufacturing / outsourcing, XML transformation, and XML (and related standards-based) systems engineering and training through four U.S. offices and seven production facilities in Asia. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     Deferred Production Costs - Deferred production costs consist of actual labor and certain other costs incurred for uncompleted and unbilled services. Included in prepaid expenses and other current assets at December 31, 2001 and 2000 are deferred production costs totaling approximately $67,000 and $876,000, respectively.

     Foreign Currency - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2001 and 2000 were translated at the exchange rate in effect as of those dates. Exchange gains resulting from such transactions totaled $75,000 in 2001. Exchange losses resulting from such transactions in 2000 totaled approximately $180,000. Exchange gains and losses in 1999 resulting from such transactions were immaterial.

     Statement of Cash Flows - For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of non-cash investing activities in 2001 (in thousands) is as follows:




Acquisition costs                        $1,514
Acquisition notes issued                   (650)
Other amounts payable                       (68)
                                         ------

Payments in connection with acquisition  $  796
                                         ======





     Depreciation - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which is one to five years. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     Goodwill - In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     Income Taxes - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

     Accounting for Stock-Based Compensation - The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective in 1996. As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options under APB No. 25, "Accounting for Stock Issued to Employees."

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


2.   PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:




       December 31,                      2001     2000

       Equipment                       $16,805  $12,447
       Furniture and office equipment      961      725
       Leashold improvements             2,360    2,048
                                       -------  -------

        Total                           20,126   15,220

       Less accumulated depreciation
        and amortization                 9,890    5,756
                                       -------  -------

                                       $10,236  $ 9,464
                                       =======  =======



     As of December 31, 2001 and 2000, the net book value of property and equipment located at the Company's production facilities in the Philippines, India, and Sri Lanka was approximately $9,812,000 and $9,046,000, respectively.

3.   ACQUISITION

     As of December 1, 2001, the Company acquired the operating assets, and assumed certain designated liabilities, of the ISOGEN International operating division of DataChannel, Inc. ISOGEN International ("ISOGEN") helps clients across a variety of industries with the design, architecture, implementation, integration and deployment of the systems that they use to manage information. It specializes in consulting and training in the knowledge-processing technologies of XML (Extensible Markup Language), SGML (Standard Generalized Markup Language), and other standards.

     The purchase price, including acquisition costs, consisted of $796,000 in cash, two acquisition promissory notes, each for $325,000, plus an additional $68,000 payable September 30, 2002 subject to realization of certain events. The promissory notes accrue interest at a rate of 7% per annum, and are payable on April 30, 2002 and September 30, 2002, respectively.

     The acquisition was accounted for by the purchase method of accounting in accordance with SFAS No. 141 'Business Combinations' and, accordingly, the consolidated statements of income include the results of the acquired business beginning December 1, 2001. A summary of the assets acquired and liabilities assumed in the acquisition (in thousands) is as follows:




          Accounts receivable           $1,077
          Deferred tax asset                52
          Property and equipment            90
          Other assets                       7
          Liabilities assumed             (335)
                                        -------

          Net tangible assets acquired     891

          Purchase price                 1,514
                                        -------

          Goodwill                      $  623
                                        =======



4.   INCOME TAXES

     The significant components of the provision for (benefit from) income taxes (in thousands) are as follows:




                                         2001     2000    1999
Current income tax expense (benefit):
  Foreign                              $   (7)  $   61  $  -
  Federal                                 906    2,040     884
  State and local                         203      294     156
                                       ------   ------  ------
                                        1,102    2,395   1,040
Deferred income tax (benefit) expense    (463)     574    (199)
                                       ------   ------  ------

Provision for income taxes             $  639   $2,969  $  841
                                       ======   ======  ======



     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                   2001   2000   1999

Federal statutory rate                             35.0%  34.0%  34.0%

Effect of:
  State income taxes (net of federal tax benefit)   1.8    1.6    0.1
  Effect of foreign tax holiday, net of foreign
   income not deemed permanently reinvested        (5.3)  (3.4)  (8.1)
  Foreign taxes                                     0.9    0.7      -
  Other                                            (0.2)  (0.4)   2.5
                                                   ----   ----   ----

Effective rate                                     32.2%  32.5%  28.5%
                                                   ====   ====   ====



     As of December 31, 2001 and 2000, the composition of the Company's net deferred income taxes (in thousands) is as follows:




                                             2001      2000

Deferred income tax assets:
  Allowances not currently deductible      $ 1,711   $   726
  Expenses not deductible until paid            82       113
                                           -------   -------

                                             1,793       839
                                           -------   -------

Deferred income tax liabilities:
  Foreign source income, not taxable
    until repatriated                       (1,872)   (1,500)
  Depreciation and amortization                170       237
                                           -------   -------

                                            (1,702)   (1,263)
                                           -------   -------

Net deferred income tax asset/(liability)  $    91   $  (424)
                                           =======   =======






5.   COMMITMENTS AND CONTINGENT LIABILITIES

     Line of Credit - The Company has a $3 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand and was unused at December 31, 2001, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. Subsequent to December 31, 2001, the line of credit was increased to $4 million.

     Leases - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in most overseas facilities, which expire through 2007, contain provisions pursuant to which the Company may cancel the leases upon three months notice. The annual rental for the cancelable leased space is approximately $1,200,000. For the years ended December 31, 2001, 2000 and 1999, rent expense for office and production space totaled approximately $1,900,000, $1,600,000 and $850,000, respectively.

     In addition, the Company leases certain equipment under short-term operating lease agreements. For the year ended December 31, 2001, rent expense for equipment totaled approximately $400,000.

     At December 31, 2001, future minimum annual rental commitments on non-cancellable leases (excluding equipment leases with terms less than one year) (in thousands) are as follows:



            2002        $  600
            2003           460
            2004           350
            2005           320
            2006           320
            Thereafter     960
                         -----

                        $3,010
                        ======



     Litigation - The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters is currently not determinable, management believes their outcome will not have a material adverse effect on the Company's financial statements.

     Foreign Currency - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

     Employment Agreements - In connection with the acquisition of ISOGEN, the Company entered into a three year employment agreement with its co-founder to serve as the division's President. Pursuant to the agreement, he will be compensated at a rate of $200,000 per annum for the first year, subject to annual review for discretionary annual increases thereafter, and will be eligible to receive an annual cash bonus, the amount of which will be based upon meeting certain goals. In addition, he will be granted an option to purchase 150,000 shares of the Company's common stock at the higher of the bid price prevailing on such day or $4.00 per share, and will be granted 11,587 unregistered shares of the Company's common stock for each of the first three quarters of 2002, provided that the ISOGEN division achieves certain financial targets for each such quarter.

     In May 2001, the Company entered into an agreement with its then Chairman of the Board pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement, which is included in other assets and is being amortized over the term of the agreement.

     Philippine Pension Requirement - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 59% of one month's pay for each year of employment with the Company. The terms of the collective bargaining agreement provide benefits similar to the government. The liability for the future payment is insignificant at December 31, 2001. Under the legislation, the Company is not required to fund future costs, if any.

6.   CAPITAL STOCK

     Common Stock - On September 9, 1999 the Company paid a three-for-one stock dividend and on each of December 7, 2000 and March 23, 2001, the Company paid two-for-one stock dividends. In addition, in 2001 the stockholders increased the number of common shares the Company is authorized to issue to 75,000,000. The financial statements and notes thereto, including all share and per share amounts, have been restated to reflect all such splits.

     Preferred Stock - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     Common Stock Reserved - At December 31, 2001, the Company reserved for issuance approximately 9,238,000 shares of common stock pursuant to the Company's Stock Option Plans (including 1,057,164 options issued to the Company's current and to its prior Chairman which were not granted under the plans).

7.   STOCK OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1994 Disinterested Director, 1995, 1996, 1998, and 2001 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan," "1998 Plan," and
"2001 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,050,000, 1,260,000, 210,000, 2,400,000, 1,999,992, 3,600,000,
and 900,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

     The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003; under the 1994 Plan and 1994 DD Plan after May 19, 2004; under the 1995 Plan after May 16, 2005; under the 1996 Plan after July 8, 2006; under the 1998 Plan after July 8, 2008; and under the 2001 Plan after May 31, 2011.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company would have reflected a net loss of approximately $400,000 or $(.02) per share, basic and diluted, in 2001; net income of $5.7 million or $.28 per share, basic, and $.25 per share, diluted in 2000; and net income of $1.8 million, or $.10 per share, basic, and $.08 per share, diluted, in 1999. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 5% in 2001, 6% in 2000, and 5% in 1999, expected volatility of 118% in 2001, 115%
in 2000 and 107% in 1999; and a zero dividend yield. The effects of applying SFAS No. 123 in this disclosure are not indicative of future disclosures.






                                                 Weighted
                                                  Average    Weighted               Weighted
                     Per Share                   Remaining   Average                Average
                     Range of        Number     Contractual  Exercise    Number     Exercise
                  Exercise Prices  Outstanding     Life       Price    Exercisable   Price
                  ---------------  ------------ -----------  --------  -----------  --------

Balance 1/1/99     $0.25 - 0.75     6,446,604        3         $0.47    1,169,952     $0.34
                   $1.19 - 1.49       437,796        2         $1.31       37,800     $1.47
                                   ----------                           ---------
                                    6,884,400                           1,207,752
                                                                        =========

Cancelled          $0.25 - 0.57      (425,388)       3         $0.38
Granted            $0.67 - 2.00     1,249,200        5         $1.05
Exercised          $0.25 - 0.75    (1,946,956)                 $0.48
                                   ----------

Balance 12/31/99   $0.25 - 0.47     1,321,320        2         $0.34    1,321,320     $0.34
                   $0.50 - 0.75     3,645,740        3         $0.58    2,056,940     $0.57
                   $1.19 - 2.00       794,196        2         $1.62      437,796     $1.31
                                   ----------                           ---------
                                    5,761,256                           3,816,056
                                                                        =========

Cancelled          $0.35 - 2.00      (267,840)       5         $0.85
Granted            $1.57 - 2.69     2,729,600                  $1.97
Exercised          $0.25 - 2.00      (902,440)                 $0.61
                                   ----------

Balance 12/31/00   $0.25 - 0.47     1,019,640        2         $0.34    1,019,640     $0.34
                   $0.50 - 0.75     2,858,632        3         $0.58    2,429,632     $0.56
                   $1.29              399,996        2         $1.29      399,996     $1.29
                   $1.56 - 2.25     2,699,108        4         $1.90      295,984     $1.73
                   $2.50 - 2.69       343,200        5         $2.52            0       -
                                   ----------                           ---------
                                    7,320,576                           4,145,252
                                                                        =========

Cancelled                             (156,127)
Granted                              1,292,200
Exercised                             (605,357)
                                    ----------

Balance 12/31/01   $0.25 - 0.47       979,644        1         $0.35      979,644     $0.35
                   $0.50 - 0.75     2,406,818        2         $0.58    2,406,818     $0.58
                   $1.29              399,996        1         $1.29      399,996     $1.29
                   $1.56 - 2.25     2,564,992        4         $1.89      928,903     $1.87
                   $2.50 - 2.69       277,642        4         $2.50       80,519     $2.50
                   $3.05 - 4.60        29,200        4         $3.70            0       -
                   $5.43 - 5.89     1,180,000        4         $5.45            0       -
                   $6.00 - 6.57        13,000        4         $6.21           0        -
                                   ----------                           ---------
                                    7,851,292                           4,795,880
                                   ==========                          ==========



     The weighted average fair value as of the date of grant for options granted in 2001, 2000 and 1999 is $4.25, $1.58 and $0.82, respectively.

8.   SEGMENT REPORTING

     Until December 31, 1999 when the Company phased out its document imaging services, the Company's operations were classified in two business segments; Internet and on-line digital content outsourcing services, and document imaging services.

     Internet and on-line digital content outsourcing services segment provided product development and data conversion necessary for clients to create and disseminate vast amounts of information both on-line and via the Internet.

     In 1999, one client accounted for 17% of the Company's digital content outsourcing services revenues. Further, in 1999, export revenues, all of which were derived from European clients, accounted for 21% of such revenues.

     The document imaging services segment provided high volume backfile and day-forward conversion of business documents, technical manuals, engineering drawings, aperture cards, roll film, and microfiche, providing high quality computer accessible images and indexing.




                                            1999
                                       (in thousands)
Revenues
--------
Digital content outsourcing services       $26,459
Document imaging services                    1,031
                                           -------

Total consolidated                         $27,490
                                           =======

Income (loss) before income taxes
---------------------------------
Digital content outsourcing services       $ 3,524
Document imaging services                     (570)
                                           -------

Total consolidated                         $ 2,954
                                           =======



     In 2001 and 2000, one client accounted for 30% and 54%, respectively, of the Company's total revenues. In addition, in 2001, a second client accounted for 27% of the Company's total revenues. Export revenues, most of which were derived from European clients, accounted for 13% and 10%, respectively, of revenues. A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients.


9.   INCOME PER SHARE




                                              2001     2000     1999
                                    (in thousands, except per share amounts)

Net income                                   $ 1,348  $ 6,168  $ 2,113
                                             =======  =======  =======

Weighted average common shares outstanding    21,332   20,262   18,701
Dilutive effect of outstanding options         3,312    3,016    2,592
                                             -------  -------  -------

Adjusted for dilutive computation             24,644   23,278   21,293
                                             =======  =======  =======

Basic income per share                          $.06     $.30     $.11
                                                ====     ====     ====

Diluted income per share                        $.05     $.26     $.10
                                                ====     ====     ====



10.  RESTRUCTURING COSTS AND ASSET IMPAIRMENT

     During the fourth quarter 2001, the Company took certain actions to reduce production operations at a wholly owned Asian subsidiary that was operating at a loss and to reduce overall excess capacity in Asia. Such activities included the termination of leases and employee layoffs. Included in Restructuring Costs and Asset Impairment for the year ended December 31, 2001 are estimated facility closure costs, including employee related costs, approximating $600,000, and the write-off of leasehold improvement costs totaling approximately $265,000.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                       First     Second    Third     Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                        (in thousands, except per share)
2001
Revenues                              $18,058   $13,782   $13,849   $12,589
Net income (loss)                       2,683       110        40    (1,485)
Net income (loss) per share              $.13      $.01       $-      $(.07)
Diluted net income (loss) per share      $.11      $ -        $-      $(.07)

2000
Revenues                              $ 8,839   $ 9,712   $13,039   $19,141
Net income                                258       429     1,468     4,013
Net income per share                     $.01      $.02      $.07      $.19
Diluted net income per share             $.01      $.02      $.06      $.16


                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The directors and executive officers of the Company are as follows:





Name                    Age  Position
----                    ---  --------

Jack Abuhoff             40  Chairman of the Board of Directors,
                              Chief Executive Officer and President

Todd Solomon             40  Vice Chairman of the Board of Directors
                              and Consultant

Dr. Charles F. Goldfarb  62  Director

Abraham Biderman         53  Director

John R. Marozsan         60  Director

Haig S. Bagerdjian       46  Director

George Kondrach          49  President - ISOGEN International, LLC

Stephen Agress           40  Vice President - Finance

Jurgen Tanpho            37  Vice President - Operations

Jan Palmen               47  Vice President - Sales

Klaas Brouwer            35  Vice President - Technology

J. Sperling Martin       59  Vice President - Consulting Services and
                              Chief Information Architect

Ashok Mishra             46  Vice President - Project Delivery



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

     Dr. Charles F. Goldfarb has been a Director of the Company since October 2000. Dr. Goldfarb invented SGML (Standard Generalized Markup Language) in 1974 and later led the team that developed it into the International Standard (ISO
8879) on which the World Wide Web's HTML (HyperText Markup Language) and XML (Extensible Markup Language) are based. HTML is an SGML application, while XML is a Web-optimized subset of SGML. Dr. Goldfarb served as Editor of the SGML International Standard for 20 years, and is a consultant to developers of SGML and XML applications and products. He is co-author of "The XML Handbook " and author of "The SGML Handbook" (Oxford University Press, 1990). He has been profiled in "Forbes," "Web Techniques," "Red Herring," and other publications. He holds the Printing Industries of America's Gutenberg Award, and is an Honorary Fellow of the Society for Technical Communication. Dr. Goldfarb earned an A.B. degree from Columbia College (1960) and a J.D. at Harvard Law School
(1964).

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

     John R. Marozsan has been a Director of the Company since June 2001. Mr. Marozsan retired in 1999 as President, Chief Executive Officer and as a member of the Executive Committee of CCH Incorporated, a leading provider of tax and business law information. In addition, he was a member of the Board of Directors of Wolters Kluwer U.S., of which CCH is a wholly owned subsidiary. Prior to joining CCH in 1996, Mr. Marozsan was President and CEO of Aspen Publishers, Inc., also a Wolters Kluwer U.S. company. Aspen Publishers, Gaithersburg, MD, develops and markets print and electronic books, loose-leaf reporting services, journals and newsletters for business professionals. Before becoming President and CEO in 1986, he spent 10 years in a number of management positions at Aspen, including Editor-in-Chief and Publisher. Mr. Marozsan received a B.S. degree in Physics from Trenton State College (1967), and an M.A. from Harvard University (1970).

     Haig S. Bagerdjian has been a Director of the Company since June 2001. He is the Executive Vice President for Syncor International Corporation (Nasdaq:
SCOR), and the President and Chief Executive Officer for Syncor Overseas Ltd., its international division. Syncor is an international provider of high-technology healthcare services primarily for radiopharmacy and medical imaging segments of the healthcare industry, with annual sales of over $700 million. Mr. Bagerdjian joined Syncor in 1991 as an Associate General Counsel and Assistant Secretary, became Vice President, Secretary and General Counsel in January 1995, and was appointed Senior Vice President, Business Development, in October 1996. He also served as Chief Legal Officer from June 1998 until June 1999, Chairman and CEO of Syncor Pharmaceuticals, Inc. from January 1999 until February 2001 and Secretary from January 1995 until January 2001. Mr. Bagerdjian received a B.A. in International Relations and Slavic Languages and Literature, and Certificates in Russian Studies, Strategic Defense and National Security, from the University of Southern California in 1983, and a J.D. from Harvard Law School in 1986. He is admitted to the State Bar of California. Mr. Bagerdjian has also served as a director of Advanced Machine Vision Corporation (Nasdaq:
AMVC) and currently serves as Chairman of the Board of Point.360 (Nasdaq: PTSX).

     George Kondrach was appointed President of the Company's ISOGEN International, LLC wholly-owned subsidiary on December 10, 2001. Mr. Kondrach, who in 1991 co-founded ISOGEN International, served as its Chairman until April 1999 when ISOGEN was acquired by DataChannel, Inc. Since 1999 and until ISOGEN was acquired by the Company in December 2001, Mr. Kondrach served in various executive management capacities with DataChannel, most recently as Senior Vice President of Solutions Architecture. He holds a B.S. degree in biology from Southern Methodist University (1975).

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

     J. Sperling Martin was appointed Vice President - Consulting Services and Chief Information Architect in April 2001. He served as a consultant for the Company in 2000. From August 1997 to May 2000, he served as Vice President, Technology Planning at the Thomson Corporation in their Office of the Chief Technology Officer. In that capacity, Mr. Martin worked with various Thomson business units on major corporate technology initiatives, many of which incorporated XML content repositories. Prior to Thomson Corporation, he operated his own consultancy that included many consulting engagements for clients that involved SGML-based content management and media-neutral database publishing initiatives. Prior thereto, he was President of a consulting firm and spent the first part of his career at Aspen Systems Corporation. He is a widely published author on digital content management and contributing expert for the chapter highlighting the Innodata XML Content Factory in The XML Handbook. He holds an M.S. degree in Computer Science from the University of Pittsburgh (1971).

     Ashok Mishra was elected Vice President - Project Delivery in October 2001 after serving as AVP - Project Delivery from November 2000 to September 2001 and General Manager of India operations from 1997 to October 2000. Prior to joining Innodata in 1997, Mr. Mishra was Deputy General Manager Switching Production in ITI Ltd, a premier Telecom manufacturer in India, where he held various management positions in Production, Planning, Process and Quality areas between 1977 to 1997. Mr. Mishra holds Bachelor of Technology degree in Mechanical Engineering from Pantnagar University (1976), Component Manufacturing Technical Training from Alcatel France (1985) and condensed MBA course from Indian Institute of Management Banglore (1995).

     There are no family relationships between or among any directors or executive officers of the Company. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act.

     The Company believes that during the period from January 1, 2001 through December 31, 2001 all officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.

Item  11.  Executive  Compensation.

Executive  Compensation

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 2001 to those executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE




                                      Annual Compensation
                                      -------------------  Number of
                             Calendar                     Stock Options
Name and Position              Year     Salary     Bonus     Awarded

Jack Abuhoff                   2001    $315,600  $    -          -
Chairman of the Board of       2000     297,892    75,000  1,020,000
Directors, Chief Executive     1999     250,000    50,000    180,000
Officer and President

Stephen Agress                 2001    $169,000  $    -      100,000
Vice President - Finance       2000     164,800    24,720    100,000
                               1999     160,000       -       72,000

Jan Palmen                     2001    $156,000  $ 40,817    100,000
Vice President - Sales         2000     138,000   115,719    140,000
                               1999     110,000    38,000     72,000

Jurgen Tanpho                  2001    $105,716  $    -      100,000
Vice President - Operations    2000     102,724    15,409    100,000

Klaas Brouwer                  2001    $101,400  $    -      100,000
Vice President - Technology    2000      92,950    25,097    100,000

J. Sperling Martin             2001    $180,000  $ 30,000
Vice President - Consulting    2000        -          -      100,000
Services and Chief
Information Architect

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

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants




                                                                          Potential Realized
                                                                           Value at Assumed
                                 Percent of                                Annual Rates of
                 Number of     Total Options      Exercise               Stock Appreciation
                  Options   Granted to Employees    Price    Expiration   For Option Term
Name              Granted     In Fiscal Year      Per Share     Date        5%       10%

Stephen Agress    100,000          8%               $5.44       1/06     $694,000  $876,000
Jan Palmen        100,000          8%               $5.44       1/06     $694,000  $876,000
Jurgen Tanpho     100,000          8%               $5.44       1/06     $694,000  $876,000
Klaas Brouwer     100,000          8%               $5.44       1/06     $694,000  $876,000


The options become exercisable on a linear basis over 48 months.






                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES


                    Shares                Number of Unexercised     Value of Unexercised In-the-
                   Acquired    Value    Options at Fiscal Year End  Money Options at Fiscal Year End
Name             on Exercise  Realized  Exercisable/Unexercisable     Exercisable/Unexercisable

Jack Abuhoff          -            -        1,815,971/701,677              $3,653,000/$613,000

Stephen Agress     60,000     $270,000       205,498/162,502                 $456,000/$88,000

Jan Palmen            -            -         121,163/190,837                $227,000/$109,000

Jurgen Tanpho      31,668     $190,000       253,174/162,502                 $573,000/$88,000

Klaas Brouwer         -            -         121,498/162,502                   $135,000/$-

J. Sperling Martin    -            -          29,167/70,833                  $22,000/$51,000



Directors Compensation

     Commencing July 2001, Messrs. Biderman, Bagerdjian and Marozsan are compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. In addition, Mr. Biderman was granted options to purchase 40,000 shares each in 2001 and 2000 at an exercise price of $5.44 per share in 2001 and $2.25 per share in 2000. Furthermore, on June 11, 2001, Messrs. Bagerdjian and Marozsan were each granted options to purchase 40,000 shares at an exercise price of $5.59 per share.

     Dr. Charles F. Goldfarb is compensated at a rate of $2,000 per month, plus out-of-pocket expenses for each meeting attended. In addition, Dr. Goldfarb received approximately $29,000 and $15,000 in fees for certain special assignments in 2001 and 2000, respectively, and was granted options to purchase 40,000 shares at an exercise price of $5.44 per share and 60,000 shares at an exercise price of $2.25 in 2001 and 2000, respectively.

     The Company has an arrangement with Mr. Todd Solomon, its former President and CEO, that provides for a salary of $75,000 per annum. In addition, Mr. Solomon was granted options to purchase 176,000 shares each in 2001 and 2000 at an exercise price of $5.44 per share in 2001 and $1.57 per share in 2000. Mr. Solomon serves as Vice Chairman of the Board and in certain capacities as designated by the CEO or the Board of Directors.

     Mr. Barry Hertz was paid at a rate of $75,000 per annum for services performed as Chairman of the Board of Directors until his resignation on May 7, 2001. In addition, Mr. Hertz received options to purchase 250,000 shares at an exercise price of $1.57 per share in 2000 and 250,000 shares at an exercise price of $5.44 per share in 2001.

     Dr. E. Bruce Fredrikson was compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended, until his resignation in May 2001. In 2001, no other Director was compensated for his services as Director.

Compensation Committee Interlocks and Insider Participation

     Prior to the resignation of Mr. Barry Hertz and Mr. Martin Kaye in May 2001, Messrs. Hertz, Kaye, and Abuhoff were officers of the Company and were members of the Board of Directors (there was no compensation committee). Mr. Hertz is Chairman and CEO of Track Data and Mr. Kaye is Chief Financial Officer and a Director of Track Data. Dr. Fredrikson, who resigned in May 2001, is also a Director of Track Data

     As of October 30, 2001, the Board of Directors formed a compensation committee comprised of Messrs. Bagerdjian, Solomon, and Marozsan, none of whom are currently executive officers of the Company. Through September 1997, Mr. Solomon served as President and Chief Executive Officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of February 28, 2002, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Executive Officers whose total annual salary and bonus compensation exceeded $100,000 in 2001 and (iv) all Executive Officers and Directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, Three University Plaza, Hackensack, New Jersey 07601.




                                       Shares Owned Beneficially (1)
                                  Amount and Nature
Name and Address of                 of Beneficial
Beneficial Owner                       Ownership        Percent of Class

Track Data Corporation (2)             1,952,856               9.1%

Directors:

Todd Solomon (3)                       3,174,815              14.1%

Jack Abuhoff (4)                       2,015,954               8.6%

Charles Goldfarb (5)                      43,300                *

Abraham Biderman (6)                      32,500                *

John R. Marozsan                             -                  *

Haig S. Bagerdjian                        10,000                *

Named Executive Officers:

Stephen Agress (7)                       529,616               2.4%

Jurgen Tanpho (8)                        340,421               1.6%

Klaas Brouwer (9)                        182,079                *

Jan Palmen (10)                          164,077                *

Sperling Martin (11)                      39,000                *

All Executive Officers and Directors
as a Group (13 persons) (12)           6,559,459              25.8%

________________________
* Less than 1%.

1. Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentages are calculated based on 21,450,550 shares outstanding.

2. The address of Track Data Corporation ("TDC") is 95 Rockwell Place, Brooklyn, New York 11217. TDC is controlled by Barry Hertz, its Chairman and principal shareholder. The information above does not include 33,600 shares held in a pension plan for the benefit of Mr. Hertz and exercisable options held by Mr. Hertz to purchase 414,697 shares of Common Stock. Including such stock options and shares, Mr. Hertz and TDC combined are beneficial owners of 2,401,153 shares of common stock, representing 11.0% of the total shares outstanding.

3. Includes currently exercisable options to purchase 1,070,651 shares of Common Stock.

4. Includes currently exercisable options to purchase 1,900,958 shares of Common Stock.

5. Includes currently exercisable options to purchase 42,500 shares of Common Stock.

6. Includes currently exercisable options to purchase 32,500 shares of Common Stock.

7. Includes (i) currently exercisable options held by Mr. Agress to purchase 245,079 shares of Common Stock and (ii) currently exercisable options held by his wife to purchase 42,497 shares of Common Stock. Mr. Agress disclaims beneficial ownership in the shares attributable to his wife.

8. Includes currently exercisable options to purchase 292,755 shares of Common Stock.

9. Includes currently exercisable options to purchase 161,079 shares of Common Stock.

10. Consists of shares issuable upon exercisable options granted under the Company's stock option plans.

11. Includes currently exercisable options to purchase 37,500 shares of Common Stock.

12. Includes currently exercisable options to purchase 3,957,889 shares of Common Stock.





Item 13.  Certain Relationships and Related Transactions.

     In May 2001, the Company entered into an agreement with Mr. Barry Hertz, its then Chairman of the Board, pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement.


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

3.2      By-Laws                        Exhibit 3.2 to Form SB-2 Registration
                                           Statement No. 33-62012

4.2      Specimen of Common Stock       Exhibit 4.2 to Form SB-2 Registration
             certificate                   Statement No. 33-62012

10.1     1994 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                           August 9, 1994

10.2     1993 Stock Option Plan         Exhibit 10.4 to Form SB-2 Registration
                                           Statement No. 33-62012

10.3     Form of Indemnity              Exhibit 10.5 to Form SB-2 Registration
             Agreement with Directors      Statement No. 33-62012

10.4     1994 Disinterested Directors   Exhibit B to Definitive Proxy dated
             Stock Option Plan             August 9, 1994


10.5     1995 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                           August 10, 1995

10.6     1996 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                           November 7, 1996

10.7     1998 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                           November 5, 1998

10.8     2001 Stock Option Plan         Exhibit A to Definitive Proxy
                                           dated June 29, 2001

21       Subsidiaries of the
             registrant                 Filed herewith

23       Consent of Grant
             Thornton LLP               Filed herewith



(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2001.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INNODATA CORPORATION


                                    By     /s/
                                       --------------------------------
                                          Jack Abuhoff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                            Title                                  Date
---------                            -----                                  ----

/s/                                  Chairman of the Board of Directors,    March 26, 2002
-----------------------------------  Chief Executive Officer and President
Jack Abuhoff

/s/                                  Vice Chairman of the Board of          March 26, 2002
-----------------------------------   Directors and Consultant
Todd Solomon

/s/                                  Vice President - Finance               March 26, 2002
-----------------------------------   Chief Accounting Officer (Principal
Stephen Agress                          Accounting and Financial Officer)


/s/                                  Director                               March 26, 2002
-----------------------------------
Haig S. Bagerdjian

/s/                                  Director                               March 26, 2002
-----------------------------------
Abraham Biderman

/s/                                  Director                               March 26, 2002
-----------------------------------
Dr. Charles F. Goldfarb

/s/                                  Director                               March 26, 2002
-----------------------------------
John R. Marozsan




Exhibit 21

                                  Subsidiaries





                                                    Name under
                                State or other    which subsidiary
                                jurisdiction of     conducts
Name of Subsidiary               incorporation      business
------------------              ---------------   ----------------
Isogen International, LLC          Delaware           Same

Innodata Philippines, Inc.*        Philippines        Same

Innodata India (Private) Limited*  India              Same

Innodata Mandaue, Inc.*            Philippines        Same

Innodata Lanka (Private) Limited*  Sri Lanka          Same


* Wholly-owned by Innodata Asia Holdings, Limited which is 100% owned by Innodata Corporation.





                                                                      Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated March 5, 2002 accompanying the consolidated financial statements included in the Annual Report of Innodata Corporation on Form 10-K for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Innodata Corporation on Form S-8 (Registration No. 33-85530, dated October 21, 1994, Registration No. 333-3464, dated April 18, 1996, Registration No. 33-63085, dated September 9, 1998 and Registration No. 333-82185, dated July 2,
1999) and on Form S-3 (Registration No. 33-62012, dated April 11, 1996, Registration No. 333-91649, dated January 6, 2000 and Registration No. 333-51400, dated January 2, 2001).

    /S/
---------------------
Grant Thornton LLP
New York, New York
March 5, 2002