Form 10-Q
period 2002-03-31
INNODATA CORP
filed 2002-05-15
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                         Commission File Number 0-22196


                              INNODATA CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                 (State or other jurisdiction of incorporation)


                                   13-3475943
                       (I.R.S. EmployerIdentification No.)


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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of April 30, 2002 there were approximately 21,586,000 shares of common stock outstanding.


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            See pages 2-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            See pages 8-11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            See page 11

PART ll.    OTHER INFORMATION

            See page 12


                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                      March 31,       December 31,
                                                        2002            2001
                                                    -------------  --------------
                                                      Unaudited     Derived from
                                                                     audited
                                                                    financial
                                                                    statements
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                  $ 7,300        $ 6,267
 Accounts receivable-net                                 7,946          7,846
 Prepaid expenses and other current assets               1,340            978
 Deferred income taxes                                   1,793          1,793
                                                       -------        -------

 Total current assets                                   18,379         16,884

PROPERTY AND EQUIPMENT - NET                             9,099         10,236

OTHER ASSETS                                             1,985          2,351

GOODWILL                                                   623            623
                                                       -------        -------

TOTAL                                                  $30,086        $30,094
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Acquisition notes payable                             $   650        $   650
 Accounts payable and accrued expenses                   2,293          2,875
 Accrued salaries and wages                              4,180          3,770
 Income and other taxes                                    653            735
                                                       -------        -------

Total current liabilities                                7,776           8,030
                                                       -------         -------

DEFERRED INCOME TAXES PAYABLE                            1,702          1,702
                                                       -------        -------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized 75,000,000
 shares; issued, 21,725,000 and 21,716,000 shares
 at March 31, 2002 and December 31, 2001 respectively      217            217
Additional paid-in capital                              13,358         13,355
Retained earnings                                        8,672          8,429
                                                       -------         ------

                                                        22,247         22,001
Less: treasury stock - at cost; 270,000 shares          (1,639)        (1,639)
                                                       -------        -------

Total stockholders' equity                              20,608         20,362
                                                       -------        -------

TOTAL                                                  $30,086        $30,094
                                                       =======        =======

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                            2002      2001
                                          --------  --------

REVENUES                                  $12,556   $18,058
                                          -------   -------

OPERATING COSTS AND EXPENSES:
Direct operating expenses                   9,739    11,923
Selling and administrative expenses         2,483     2,163
Interest income - net                          (4)      (93)
                                          -------   -------

Total                                      12,218    13,993
                                          -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES      338     4,065
PROVISION FOR INCOME TAXES                     95     1,382
                                          -------   -------
NET INCOME                                $   243   $ 2,683
                                          =======   =======

BASIC INCOME PER SHARE                       $.01      $.13
                                             ====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING        21,450    21,228
                                          =======   =======

DILUTED INCOME PER SHARE                     $.01      $.11
                                             ====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING       23,901    25,266
                                          =======   ========

See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)





                                                                   2002      2001
                                                                  -------  --------

OPERATING ACTIVITIES:
 Net income                                                       $  243   $ 2,683
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                    1,434     1,094
  Deferred income taxes                                              -         119
  Changes in operating assets and liabilities:
   Accounts receivable                                              (100)   (1,999)
   Prepaid expenses and other current assets                        (358)      546
   Other assets                                                      198      (335)
   Accounts payable and accrued expenses                            (582)      (95)
   Accrued salaries and wages                                        410       (37)
   Income and other taxes                                            (82)      652
                                                                  ------   -------

          Net cash provided by operating activities                1,163     2,628
                                                                  ------   -------

INVESTING ACTIVITIES:
 Capital expenditures                                               (133)   (1,578)
                                                                  ------   -------

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                               3       149
                                                                  ------   -------

INCREASE IN CASH                                                   1,033     1,199

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          6,267     9,040
                                                                  ------   -------

CASH AND EQUIVALENTS, END OF PERIOD                               $7,300   $10,239
                                                                  ======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes                                                    $    9   $   654
                                                                  ======   =======

See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the three months ended March 31, 2002 (in thousands) is as follows.

                                                      Additional
                                      Common Stock     Paid-in    Retained   Treasury
                                     Shares   Amount   Capital    Earnings    Stock     Total
                                     ------   ------  ----------  --------   --------  -------

     January 1, 2002                 21,716    $217    $13,355    $8,429     $(1,639)  $20,362

     Net income                         -       -          -         243         -         243

     Issuance of common stock
     upon exercise of stock options       9     -            3       -           -           3
                                     ------    ----    -------    ------     -------   -------

     March 31, 2002                  21,725    $217    $13,358    $8,672     $(1,639)  $20,608
                                     ======    ====    =======    ======     =======   =======



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

     The basis of the earnings per share computation for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts) is as follows:




                                                         Three Months
                                                        2002      2001
                                                      -------   -------

     Net income                                       $   243  $ 2,683
                                                      =======  =======

     Weighted average common shares outstanding        21,450   21,228
     Dilutive effect of outstanding options             2,451    4,038
                                                      -------  -------

     Adjusted for dilutive computation                 23,901   25,266
                                                      =======  =======

     Basic income per share                              $.01     $.13
                                                          ===     ====

     Diluted income per share                            $.01     $.11
                                                         ====     ====



4. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's financial statements.

5. As a result of the acquisition of ISOGEN International in December 2001, the Company's operations are now classified into two reporting segments:
     (1) content services and (2) systems integration and training. The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company offers such services as a comprehensive outsourcing solution and individually as discrete activities. The Company's systems integration and training operating segment offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.


                                           Three Months Ended March 31,
                                             2002               2001
                                          -----------------------------
                                                 (in thousands)

Revenues
--------
Content services                            $10,921           $18,058
Systems and training services                 1,635               -
                                            -------           -------

Total consolidated                          $12,556           $18,058
                                            =======           =======

Income before income taxes (a)
------------------------------
Content services                            $   227           $ 4,065
Systems and training services                   111               -
                                            -------           -------

Total consolidated                          $   338           $ 4,065
                                            =======           =======

     (a) Corporate overhead has not been allocated to the systems and training services segment.

                                    March 31,     December 31,
                                      2002           2001
                                   ----------     ------------
                                      (in thousands)

Total assets
------------
Content services                   $27,924          $30,094
Systems and training services        2,162              -
                                   -------          -------

Total consolidated                 $30,086          $30,094
                                   =======          =======



6. On April 2, 2002, the Company issued a $280,000 standby letter of credit, which expires on October 31, 2002.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company

     Innodata Corporation ("Innodata" or the "Company") is a leading provider of digital content outsourcing services. It delivers content manufacturing and XML- related digital asset services to online information providers and companies in the telecommunications, technology, healthcare, defense, and Internet commerce sectors. It has over 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

     Commencing with the acquisition of ISOGEN International in December 2001, the Company operates through three divisions. Its Content Division aggregates, converts, tags and editorially enhances digital content - services the Company refers to collectively as "content manufacturing" services. The Company offers content manufacturing services as a comprehensive outsourcing solution and individually as discrete activities. The Content Division also transforms data to Extensible Markup Language (XML). The Company's Systems Division offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards. The Company's Training Division provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

     For financial reporting purposes, the Company's operations have been classified into two reporting segments: (1) content services and (2) systems integration and training. The results of the Training Division, which are below the level required for reporting as a separate segment, have been combined with the results of the Systems Division due to the nature of services provided. Prior to the acquisition of ISOGEN International in December 2001, the Company operated as a single segment.


Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenues decreased 30% to $12,556,000 for the three months ended March 31, 2002 compared to $18,058,000 for the similar period in 2001. Revenues from the content services segment decreased 40% to $10,921,000 for the three months ended March 31, 2002 compared to $18,058,000 for the similar period in 2001. The decline principally resulted from the loss in revenues from one client that accounted for $11 million of the Company's content services segment revenues in the first quarter of 2001, and the loss in revenues from two smaller clients, both of which substantially curtailed operations, that accounted for approximately $700,000 of first quarter 2001 revenues. The Company replaced this shortfall in part by a $4.7 million increase in revenues from two other clients. Revenues from the Company's systems and training segment were $1,635,000 for the three months ended March 31, 2002.

     For the three months ended March 31, 2002, two clients accounted for 35% and 15%, respectively, of the Company's revenues. For the three months ended March 31, 2001, one other client accounted for 61% of the Company's revenues. This other client did not account for revenues in 2002. No other client accounted for 10% or more of revenues. Further, in 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 16% and 10%, respectively, of the Company's revenues.

     Direct operating expenses were $9,739,000 in the first quarter of 2002 and $11,923,000 in the first quarter of 2001, a decrease of 18%. Direct operating expenses for the content services segment were $8,649,000 in the first quarter of 2002 and $11,923,000 in the first quarter of 2001, a decrease of 27%. Direct operating expenses as a percentage of revenues for the content services segment were 79% in 2002 and 66% in 2001. The dollar decrease for the content services segment in 2002 is principally due to a reduction in labor costs associated with lower revenues. The percentage increase for the content services segment in 2002 is primarily attributable to the decline in revenues without a corresponding decline in fixed operating costs. Direct operating expenses for the Company's systems and training segment were $1,090,000 for the three months ended March 31, 2002. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,483,000 and $2,163,000 in the first quarter of 2002 and 2001, respectively. The increase is primarily due to selling and marketing costs of the ISOGEN International Division, which was acquired in December 2001. Selling and administrative expenses as a percentage of revenues increased to 20% in 2002 from 12% in the 2001 quarter due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:




                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------

     Cash and Cash Equivalents                 $  7,300,000      $6,267,000
     Working Capital                            $10,603,000      $8,854,000
     Stockholders' Equity Per Common Share*          $.96            $.95

     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).



Net Cash Provided By Operating Activities

     Net cash provided by operating activities was $1,163,000 and $2,628,000 for the three months ended March 31, 2002 and 2001, respectively, a decrease of approximately $1.5 million. The decrease was primarily due a $2.4 million decrease in net income, partially offset by $754,000 in net changes in operating assets and liabilities and a $221,000 increase in depreciation and other non-cash charges to net income.

Net Cash Used in Investing Activities

     As a result of the decline in revenues and associated reduction in production capacity, the need for new equipment has been diminished in comparison with the prior two years. Accordingly, in the three months ended March 31, 2002, the Company spent approximately $133,000 for capital expenditures, compared to approximately $1,578,000 in the three months ended March 31, 2001.

Net Cash Provided By Financing Activities

     In the three months ended March 31, 2002, net cash provided by financing activities totaled approximately $3,000 compared to $149,000 in the comparable period in 2001. The change was primarily due to a decrease in the proceeds from the exercise of stock options.

Availability of Funds

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand and was unused at March 31, 2002, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate.

     On April 2, 2002, the Company issued a $280,000 standby letter of credit which expires on October 31, 2002.

     Management believes that existing cash, internally generated funds, and short term bank borrowings will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

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

     Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations, and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to requirements for digital content services and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that Innodata acquires, changes in the Company's business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will in fact occur.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At March 31, 2002, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense.

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


INNODATA  CORPORATION


  Date:  May 14, 2002                        /s/
         ------------                        -----------------------------------
                                             Jack Abuhoff
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer and President


  Date:  May 14, 2002                        /s/
         ------------                        -----------------------------------
                                             Stephen Agress
                                             Vice President - Finance
                                             Chief Accounting Officer