Form 10-Q
period 2002-06-30
INNODATA CORP
filed 2002-08-14
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 31, 2002 there were approximately 21,630,000 shares of common stock outstanding.



PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 9-13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
            ----------------------------------------------------------

            See page 14

PART ll.    OTHER INFORMATION
--------    -----------------

            See page 15


                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)





                                                     June 30,      December 31,
                                                       2002           2001
                                                     ---------    ------------
                                                     Unaudited    Derived from
                                                                   audited
                                                                  financial
                                                                  statements
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                   $ 9,797   $ 6,267
 Accounts receivable-net                                  5,068     7,846
 Prepaid expenses and other current assets                1,216       978
 Deferred income taxes                                    1,626     1,793
                                                        -------   -------

 Total current assets                                    17,707    16,884

PROPERTY AND EQUIPMENT - NET                              8,107    10,236

OTHER ASSETS                                              2,157     2,351

GOODWILL                                                    623       623
                                                        -------   -------

TOTAL                                                   $28,594   $30,094
                                                        =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Acquisition notes payable                              $   325   $   650
 Accounts payable and accrued expenses                    2,235     2,875
 Accrued salaries and wages                               3,866     3,770
 Income and other taxes                                     746       735
                                                        -------   -------

 Total current liabilities                                7,172     8,030
                                                        -------   -------

DEFERRED INCOME TAXES PAYABLE                             1,655     1,702
                                                        -------   -------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized 75,000,000
 shares; issued, 21,855,000 and 21,716,000 shares at
 June 30, 2002 and December 31, 2001, respectively.         218       217
 Additional paid-in capital                              13,415    13,355
 Retained earnings                                        7,773     8,429
                                                        -------   -------

                                                         21,406    22,001
 Less: treasury stock - at cost; 270,000 shares          (1,639)   (1,639)
                                                        -------   -------

 Total stockholders' equity                              19,767    20,362
                                                        -------   -------

TOTAL                                                   $28,594   $30,094
                                                        =======   =======

    See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                   2002      2001
                                                 --------  --------

REVENUES                                         $10,389   $13,782
                                                 -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                         8,805    11,598
 Selling and administrative expenses               2,587     2,122
 Interest income - net                               (17)      (58)
                                                 -------   -------

 Total                                            11,375    13,662
                                                 -------   -------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES     (986)      120
(BENEFIT FROM) PROVISION FOR INCOME TAXES            (87)       10
                                                 -------   -------
NET (LOSS) INCOME                                $  (899)  $   110
                                                 =======   =======

BASIC (LOSS) INCOME PER SHARE                      $(.04)     $.01
                                                 =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING               21,586    21,277
                                                 =======   =======

DILUTED (LOSS) INCOME PER SHARE                    $(.04)     $-
                                                 =======   =======
ADJUSTED DILUTIVE SHARES OUTSTANDING              21,586    25,206
                                                 =======   =======

  See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                   2002      2001
                                                 --------  --------

REVENUES                                         $22,945   $31,840
                                                 -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                        18,544    23,521
 Selling and administrative expenses               5,070     4,285
 Interest income - net                               (21)     (151)
                                                 -------   -------

 Total                                            23,593    27,655
                                                 -------   -------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES     (648)    4,185
PROVISION FOR INCOME TAXES                             8     1,392
                                                 -------   -------
NET (LOSS) INCOME                                $  (656)  $ 2,793
                                                 =======   =======

BASIC (LOSS) INCOME PER SHARE                      $(.03)     $.13
                                                 =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING               21,518    21,252
                                                 =======   =======

DILUTED (LOSS) INCOME PER SHARE                    $(.03)     $.11
                                                 =======   =======
ADJUSTED DILUTIVE SHARES OUTSTANDING              21,518    25,236
                                                 =======   =======


       See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)





                                                               2002      2001
                                                             --------  --------

OPERATING ACTIVITIES:
 Net (loss) income                                            $ (656)  $ 2,793
 Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Depreciation and amortization                                2,819     2,146
  Deferred income taxes                                          120       319
  Changes in operating assets and liabilities:
    Accounts receivable                                        2,778    (3,386)
    Prepaid expenses and other current assets                   (396)      366
    Other assets                                                 (90)     (709)
    Accounts payable and accrued expenses                       (640)       11
    Accrued salaries and wages                                    96       677
    Income and other taxes                                        11       (66)
                                                              ------   -------

      Net cash provided by operating activities                4,042     2,151
                                                              ------   -------

INVESTING ACTIVITIES:
 Capital expenditures                                           (248)   (4,237)
                                                              ------   -------

FINANCING ACTIVITIES:
 Payment of acquisition notes                                   (325)      -
 Purchase of treasury stock                                      -      (1,639)
 Proceeds from exercise of stock options                          61       308
                                                              ------   -------

      Net cash used in financing activities                     (264)   (1,331)
                                                              ------   -------

INCREASE (DECREASE) IN CASH                                    3,530    (3,417)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      6,267     9,040
                                                              ------   -------

CASH AND EQUIVALENTS, END OF PERIOD                           $9,797   $ 5,623
                                                              ======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                                     $    9   $   -
                                                              ======   =======
 Income taxes                                                 $  218   $ 1,294
                                                              ======   =======


          See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2002 (in thousands) is as follows.




                                             Additional
                                Common Stock  Paid-in   Retained   Treasury
                                Shares Amount Capital   Earnings    Stock     Total
                                ------ -----  --------  ---------  --------  --------

January 1, 2002                 21,716  $217  $13,355    $8,429    $(1,639)  $20,362

Net loss                           -     -        -        (656)       -        (656)

Issuance of common stock
upon exercise of stock options     139     1       60       -          -          61
                                ------  ----  -------   -------    -------   -------

June 30, 2002                   21,855  $218  $13,415    $7,773    $(1,639)  $19,767
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

     Diluted net loss per share does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 1,841,000 and 2,146,000 for the three and six months ended June 30, 2002, respectively.

     The basis of the earnings per share computation for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts) is as follows:





                                              Three Months         Six Months
                                            ----------------  ----------------
                                              2002     2001     2002      2001
                                            -------  -------  -------  -------

Net (loss) income                           $  (899) $   110  $  (656) $ 2,793
                                            =======  =======  =======  =======

Weighted average common shares outstanding   21,586   21,277   21,518   21,252
Dilutive effect of outstanding options          -      3,929      -      3,984
                                            -------  -------  -------  -------

Adjusted for dilutive computation            21,586   25,206   21,518   25,236
                                            =======  =======  =======  =======

Basic (loss) income per share                 $(.04)    $.01    $(.03)    $.13
                                              =====     ====    =====  =======

Diluted (loss) income per share               $(.04)    $ -     $(.03)    $.11
                                              =====      ===     ====     ====



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





                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       --------------------------     -------------------------
                                            2002        2001              2002        2001
                                            ----        ----              ----         ----
                                             (in thousands)                (in thousands)

Revenues
--------
Content services                          $ 9,678     $13,782            $20,599     $31,840
Systems and training services                 711         -                2,346         -
                                          -------     -------            -------     -------

Total consolidated                        $10,389     $13,782            $22,945     $31,840
                                          =======     =======            =======     =======

(Loss) income before income taxes (a)
-------------------------------------
Content services                          $  (268)    $   120            $   (41)    $ 4,185
Systems and training services                (718)        -                 (607)        -
                                          -------     -------            -------     -------

Total consolidated                        $  (986)    $   120            $  (648)    $ 4,185
                                          =======     =======            =======     =======


(a) Corporate overhead has not been allocated to the systems and training services segment.







                                June 30,    December 31,
                                  2002          2001
                                ---------   ------------
                                    (in thousands)

Total assets
------------
Content services                $27,351      $28,414
Systems and training services     1,243        1,680
                                -------      -------

Total consolidated              $28,594      $30,094
                                =======      =======



6. On April 2, 2002, the Company issued a $280,000 standby letter of credit for software licenses, which expires on October 31, 2002.

7. Subsequent to June 30, 2002, the Company granted options, principally to an officer, to purchase 153,750 shares of its common stock at $4.00 per share and 3,000 shares of its common stock at $4.60 per share. In addition, the Company issued 11,587 shares of its common stock pursuant to an employment agreement with an officer of the Company. Compensation expense of approximately $10,000 will be recorded in third quarter as selling and administrative expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The  Company

     Innodata Corporation ("Innodata" or the "Company") is a leading provider of digital content outsourcing services. It delivers content manufacturing and XML-related digital asset services to online information providers and companies in the telecommunications, technology, healthcare, defense, and Internet commerce sectors. It has over 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

     Revenues decreased 25% to $10,389,000 for the three months ended June 30, 2002 compared to $13,782,000 for the similar period in 2001. Revenues from the content services segment decreased 30% to $9,678,000 for the three months ended June 30, 2002 compared to $13,782,000 for the similar period in 2001. The decline principally resulted from the loss in revenues from three clients which substantially curtailed their operations, one of which accounted for $3.8 million of the Company's content services segment revenues in the second quarter of 2001, and from an overall decrease in work from a majority of the Company's other clients. The Company replaced this shortfall in part by a $1.1 million increase in revenues from a client from whom the Company derived no revenues in the second quarter 2001. Revenues from the Company's systems and training segment were $711,000 for the three months ended June 30, 2002.

     One client accounted for 39% and 30% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively. Revenues from this client have substantially resulted from a phase of a project which is expected to substantially wind down during the third quarter of 2002. The timing and value of subsequent phases, if any, is not at this time known by the Company. Two other clients accounted for 11% each of revenues for the three months ended June 30, 2002. No other client accounted for 10% or more of revenues during this period. Further, in 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 18% and 14%, respectively, of the Company's revenues.

     In 2000 and early 2001, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. Furthermore, the economic downturn that became evident late in 2001 resulted in many blue-chip publishers that had shown increased interest in XML transformation projects electing to curtail discretionary spending and slow down new initiatives. To in part address this sales challenge, the Company has begun to refocus its sales force to emphasize its content manufacturing/outsourcing services.

     Direct operating expenses were $8,805,000 in the second quarter of 2002 and $11,598,000 in the second quarter of 2001, a decrease of 24%. Direct operating expenses for the content services segment were $7,789,000 in the second quarter of 2002 and $11,599,000 in the second quarter of 2001, a decrease of 33%. Direct operating expenses as a percentage of revenues for the content services segment were 80% in 2002 and 84% in 2001. The dollar decrease for the content services segment in 2002 is principally due to a reduction in labor costs associated with lower revenues. The percentage decrease for the content services segment in 2002 is primarily attributable to a twelve percentage point decrease in labor costs as a percentage of revenue resulting in part from restructuring and cost reduction activities. In addition, during the three months ended June 30, 2001, the Company incurred approximately $1 million in labor costs on a new project for which no revenues were earned. This overall decrease was offset in part by an eight percentage point increase in non-labor costs as a percent of revenues resulting from the decline in revenues without a corresponding decrease in such costs. Direct operating expenses for the Company's systems and training segment were $1,016,000, or 143% of systems and training segment revenue, for the three months ended June 30, 2002. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,587,000 and $2,122,000 in the second quarter of 2002 and 2001, respectively. The overall increase is primarily due to selling and marketing costs of the ISOGEN International Division, which was acquired in December 2001. Selling and administrative expenses for the content services segment were $2,179,000 and $2,122,000 in the second quarter of 2002 and 2001, respectively, an increase of 3%. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 23% in 2002 from 15% in the 2001 quarter due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the systems and training segment were $408,000, or 57% of sales, in the second quarter of 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

Six Months Ended June 30, 2002 and 2001

     Revenues decreased 28% to $22,945,000 for the six months ended June 30, 2002 compared to $31,840,000 for the similar period in 2001. Revenues from the content services segment decreased 35% to $20,599,000 for the six months ended June 30, 2002 compared to $31,840,000 for the similar period in 2001. The decline principally resulted from the loss in revenues from three clients which substantially curtailed operations, one of which accounted for approximately $15 million of the Company's content services segment revenues in the six months ended June 30, 2001, and from an overall decrease in work from a portion of the Company's other clients. The Company replaced this shortfall in part by a $3.1 million increase in revenues from a client from whom the Company derived no revenues in the six months ended June 30, 2001 and from a $3 million increase in revenues from two other clients. Revenues from the Company's systems and training segment were $2,346,000 for the six months ended June 30, 2002.

     One client accounted for 37% and 18% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from this client have substantially resulted from a phase of a project which is expected to substantially wind down during the third quarter of 2002. The timing and value of subsequent phases, if any, is not at this time known by the Company. Two other clients accounted for 14% and 10%, respectively, of revenues for the six months ended June 30, 2002. No other client accounted for 10% or more of revenues during this period. Further, in 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 17% and 11%, respectively, of the Company's revenues.

     In 2000 and early 2001, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. Furthermore, the economic downturn that became evident late in 2001 resulted in many blue-chip publishers that had shown increased interest in XML transformation projects electing to curtail discretionary spending and slow down new initiatives. To in part address this sales challenge, the Company has begun to refocus its sales force to emphasize its content manufacturing/outsourcing services.

     Direct operating expenses were $18,544,000 and $23,521,000 in the six months ended June 30, 2002 and 2001, respectively, a decrease of 21%. Direct operating expenses for the content services segment were $16,437,000 and $23,521,000 in the six months ended June 30, 2002 and 2001, respectively, a decrease of 30%. Direct operating expenses as a percentage of revenues for the content services segment were 80% in 2002 and 74% in 2001. The dollar decrease for the content services segment in 2002 is principally due to a reduction in labor costs associated with lower revenues. The percentage increase for the content services segment in 2002 is primarily attributable to the decline in revenues without a corresponding decline in fixed operating costs. Direct operating expenses for the Company's systems and training segment were $2,107,000, or 90% of systems and training segment revenues, for the six months ended June 30, 2002. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $5,070,000 and $4,285,000 in the six months ended June 30, 2002 and 2001, respectively. The overall increase is primarily due to selling and marketing costs of the ISOGEN International Division, which was acquired in December 2001. Selling and administrative expenses for the content services segment were $4,240,000 and $4,285,000 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 1%. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 21% in 2002 from 13% in the 2001 quarter due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the systems and training segment were $830,000, or 35% of sales, in the second quarter of 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

Liquidity and Capital Resources

          Selected measures of liquidity and capital resources are as follows:


                                        June 30, 2002   December 31, 2001
                                        --------------  ------------------

Cash and Cash Equivalents                 $ 9,797,000     $6,267,000
Working Capital                           $10,535,000     $8,854,000
Stockholders' Equity Per Common Share*       $.92            $.95


          *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).



Net Cash Provided By Operating Activities

     Net cash provided by operating activities was $4,042,000 and $2,151,000 for the six months ended June 30, 2002 and 2001, respectively, an increase of approximately $1,891,000. The increase was primarily due to increase in net changes in operating assets and liabilities of $5.3 million (principally accounts receivable) offset by a decrease in net income of $3.4 million.

Net Cash Used in Investing Activities

     As a result of the decline in revenues and associated reduction in production capacity, the need for new equipment has been diminished in comparison with the prior two years. Accordingly, in the six months ended June 30, 2002, the Company spent approximately $248,000 for capital expenditures, compared to approximately $4,237,000 in the six months ended June 30, 2001.

Net Cash Used in Financing Activities

     In the six months ended June 30, 2002, net cash used in financing activities totaled approximately $264,000 compared to $1,331,000 in the comparable period in 2001. In 2002, the Company repaid the first of two notes it delivered in connection with the acquisition of ISOGEN INTERNATIONAL; the second note, also for $325,000, is due September 2002. In 2001, cash used in financing activities was principally attributable to $1.6 million used to repurchase shares of the Company's common stock.

Availability of Funds

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. There were no outstanding borrowings as of June 30, 2002.

     On April 2, 2002, the Company issued a $280,000 standby letter of credit for software licenses which expires on October 31, 2002.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At June 30, 2002, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense.

     The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.

PART II.OTHER INFORMATION
-------------------------

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities. Not Applicable
            ---------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders. Not Applicable
            ---------------------------------------------------

Item 5.     Other Information. Not Applicable
            -----------------

Item 6.     (a) Exhibits.
                --------
                    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Form 8-K Report.  None
                ---------------




                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION







  Date:  August 13, 2002                        /s/
         ---------------                      -----------------------------------
                                              Jack Abuhoff
                                              Chairman of the Board of Directors,
                                              Chief Executive Officer and President


  Date:  August 13, 2002                        /s/
         ---------------                      ------------------------------------
                                              Stephen Agress
                                              Vice President - Finance
                                              Chief Accounting Officer






                                                                   EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Innodata Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Abuhoff, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/
                                        --------------------------
                                        Jack Abuhoff
                                        Chief Executive Officer
                                        August 13, 2002





                                                                   EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Innodata Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Agress, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/
                                        ----------------------------
                                        Stephen Agress
                                        Principal Financial Officer
                                        August 13, 2002