Form 10-Q
period 2002-09-30
INNODATA CORP
filed 2002-11-13
CIK 903651

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 31, 2002 there were approximately 21,435,000 shares of common stock outstanding.




PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements
            --------------------

            See pages 2-9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            See pages 10-15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
            ----------------------------------------------------------

            See pages 15-16

Item 4.     Controls and Procedures
            -----------------------

            See page 16

PART ll.    OTHER INFORMATION
--------    -----------------

            See page 17



                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                  September 30,  December 31,
                                                      2002          2001
                                                ---------------  ------------
                                                   Unaudited     Derived from
                                                                   audited
                                                                  financial
                                                                  statements
ASSETS

CURRENT ASSETS:
 Cash and equivalents                               $ 8,787        $ 6,267
 Accounts receivable-net                              3,534          7,846
 Prepaid expenses and other current assets            1,867            978
 Deferred income taxes                                1,525          1,793
                                                    -------        -------

         Total current assets                        15,713         16,884

PROPERTY AND EQUIPMENT - NET                          7,444         10,236

OTHER ASSETS                                          1,072          2,351

GOODWILL                                                675            623
                                                    -------        --------

TOTAL                                               $24,904        $30,094
                                                    =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Acquisition notes payable                          $   -          $   650
 Accounts payable and accrued expenses                2,218          2,875
 Accrued salaries and wages                           3,064          3,770
 Income and other taxes                                 271            735
                                                    -------        -------

 Total current liabilities                            5,553          8,030
                                                    -------        -------

DEFERRED INCOME TAXES PAYABLE                         1,723          1,702
                                                    -------        -------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
  75,000,000 shares; issued, 21,926,000 and
  21,716,000 shares at September 30, 2002 and
  December 31, 2001, respectively.                      219            217
 Additional paid-in capital                          14,066         13,355
 Retained earnings                                    5,252          8,429
                                                    -------        -------

                                                     19,537         22,001
 Less: treasury stock - at cost; 520,000
  and 270,00 shares at September 30, 2002
  and December 31, 2001, respectively.               (1,909)        (1,639)
                                                    -------        -------
    Total stockholders' equity                       17,628         20,362
                                                    -------        -------

TOTAL                                               $24,904        $30,094
                                                    =======        =======


               See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                    2002      2001
                                                  --------  --------

REVENUES                                          $ 7,278   $13,849
                                                  -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                          7,124    11,315
 Selling and administrative expenses                2,740     2,021
 Provision for doubtful accounts                      -         500
 Interest income - net                                (13)      (27)
                                                  -------   -------

      Total                                         9,851    13,809
                                                  -------   -------
(LOSS) INCOME BEFORE BENEFIT FROM INCOME TAXES     (2,573)       40
BENEFIT FROM INCOME TAXES                             (52)      -
                                                  -------   -------
NET (LOSS) INCOME                                 $(2,521)  $    40
                                                  =======   =======

BASIC (LOSS) INCOME PER SHARE                       $(.12)     $-
                                                    =====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING                21,733    21,404
                                                  =======   =======

DILUTED (LOSS) INCOME PER SHARE                     $(.12)     $-
                                                    =====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING               21,733    23,977
                                                   ======   =======


       See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                   2002      2001
                                                 --------  --------

REVENUES                                         $30,223   $45,689
                                                 -------   -------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                        25,668    34,836
 Selling and administrative expenses               7,810     6,306
 Provision for doubtful accounts                     -         500
 Interest income - net                               (34)     (178)
                                                 -------   -------

      Total                                       33,444    41,464
                                                 -------   -------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES   (3,221)    4,225
(BENEFIT FROM) PROVISION FOR INCOME TAXES            (44)    1,392
                                                 -------   -------
NET (LOSS) INCOME                                $(3,177)  $ 2,833
                                                 =======   =======

BASIC (LOSS) INCOME PER SHARE                      $(.15)     $.13
                                                 =======    ======
WEIGHTED AVERAGE SHARES OUTSTANDING               21,589    21,303
                                                 =======   =======

DILUTED (LOSS) INCOME PER SHARE                    $(.15)     $.11
                                                   =====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING              21,589    24,817
                                                 =======   =======

       See notes to unaudited condensed consolidated financial statements





                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)




                                                                2002     2001
                                                              --------  -------

OPERATING ACTIVITIES:
 Net (loss) income                                            $(3,177)  $ 2,833
 Adjustments to reconcile net (loss)
  income to net cash provided by
   operating activities:
   Depreciation and amortization                                4,050     3,397
   Non-cash compensation                                          523       -
   Tax benefit from exercise of stock options                     110       -
   Deferred income taxes                                          237        19
   Provision for doubtful accounts                                -         500
   Changes in operating assets and liabilities:
     Accounts receivable                                        4,312    (4,461)
     Prepaid expenses and other current assets                 (1,206)      448
     Other assets                                                 947    (2,151)
     Accounts payable and accrued expenses                       (657)     (877)
     Accrued salaries and wages                                  (706)      510
     Income and other taxes                                      (464)      225
                                                              -------  --------

       Net cash provided by operating activities                3,969       443
                                                              -------  --------

INVESTING ACTIVITIES:
 Capital expenditures                                            (609)   (4,958)
                                                              -------  --------

FINANCING ACTIVITIES:
 Payment of acquisition notes                                    (650)      -
 Purchase of treasury stock                                      (270)   (1,639)
 Proceeds from exercise of stock options                           80       361
                                                              -------  --------

       Net cash used in financing activities                     (840)   (1,278)
                                                              -------  --------

INCREASE (DECREASE) IN CASH                                     2,520    (5,793)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       6,267     9,040
                                                              -------  --------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 8,787   $ 3,247
                                                              =======  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                    $    29   $   -
                                                              =======  ========
  Income taxes                                                $   224   $ 1,344
                                                              =======  ========


           See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2002 (in thousands) is as follows.

                                      Additional
                    Common Stock        Paid-in    Retained   Treasury
                 Shares     Amount     Capital     Earnings     Stock     Total
                 ------     ------     -------     --------     -----     -----

January 1, 2002  21,716     $217       $13,355     $8,429     $(1,639)  $20,362

 Net loss           -        -             -       (3,177)        -      (3,177)

 Issuance of
 common stock
 upon exercise
 of stock options   198        2            78        -           -          80

 Tax benefit
 from exercise
 of stock
 options            -        -             110        -           -         110

 Purchase of
 treasury stock     -        -             -          -          (270)     (270)

 Non-cash
 compensation        12      -             523        -           -         523
                 ------     ----        ------     ------     -------   -------

 September
  30, 2002       21,926     $219       $14,066     $5,252     $(1,909)  $17,628
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

     Diluted net loss per share in 2002 does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 1,172,000 and 1,821,000 for the three and nine months ended September 30, 2002, respectively.

     The basis of the earnings per share computation for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts) is as follows:





                                              Three Months      Nine Months
                                              --------------    -----------
                                              2002     2001    2002     2001
                                              ----     ----    ----     ----

Net (loss) income                           $(2,521)    $40   $(3,177)  $2,833
                                            =======     ===   =======   ======

Weighted average common shares outstanding   21,733  21,404    21,589   21,303
Dilutive effect of outstanding options          -     2,573       -      3,514
                                            -------  ------    ------   ------

Adjusted for dilutive computation            21,733  23,977    21,589   24,817
                                            =======  ======   =======   ======

Basic (loss) income per share                 ($.12)    $-     ($.15)     $.13
                                              =====     ===    =====      ====

Diluted (loss) income per share               ($.12)    $-     ($.15)     $.11
                                              =====     ===    ======     ====



4. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, as well as actions brought by certain former employees of a foreign subsidiary which was closed as part of the Company's cost reduction initiatives which commenced in 2001. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's results of operations and financial condition.

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





                                         Three Months         Nine Months
                                      -------------------  -------------------
                                      Ended September 30,  Ended September 30,
                                      -------------------  -------------------
                                         2002     2001      2002     2001
                                         ----     ----      ----     ----
                                         (in thousands)     (in thousands)

Revenues
--------
Content services                       $ 6,969   $13,849  $27,568   $45,689
Systems and training services              309       -      2,655       -
                                       -------   -------  -------   -------

Total consolidated                     $ 7,278   $13,849  $30,223   $45,689
                                       =======   =======  =======   =======

(Loss) income before income taxes (a)
-------------------------------------
Content services                       $(1,460)  $    40  $(1,501)  $ 4,225
Systems and training services           (1,113)      -     (1,720)      -
                                       -------   -------  --------  -------

Total consolidated                     $(2,573)  $    40  $(3,221)  $ 4,225
                                       =======   =======  ========  =======


(a) Corporate overhead has not been allocated to the systems and training services segment.


                                September 30,   December 31,
                                    2002           2001
                                -------------   ------------
                                        (in thousands)

Total assets
------------
Content services                  $23,873         $28,414
Systems and training services       1,031           1,680
                                  -------         -------

Total consolidated                $24,904         $30,094
                                  =======         =======

6. During the nine months ended September 30, 2002, the Company granted options to an officer, to purchase 153,750 shares of its common stock at $4.00 per share; and to employees, to purchase 3,000 shares of its common stock at $4.60 per share and 4,000 shares of its common stock at $3.75 per share. In addition, the Company issued 11,587 shares of its common stock pursuant to an employment agreement with an officer of the Company. Compensation expense of approximately $10,000 was recorded in the third quarter as selling and administrative expenses.

7. In September 2002, the Company extended the expiration date of options to the Chief Executive Officer to purchase 6,672, 248,496, 360,000, 399,996 and 123,996 shares of its common stock at $.42, $.50, $.58, $1.29 and $.25, per share, respectively. In connection with this transaction, compensation expense of approximately $513,000 was recorded in the third quarter as selling and administrative expenses.

8. During the nine months ended September 30, 2002, 250,000 shares of the Company's common stock were purchased at a cost of $270,000.

9. During the quarter ended September 30, 2002, additional adjustments were made to the purchased assets of Isogen resulting in an increase in goodwill of $52,000.

10. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.


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


RESULTS OF OPERATIONS

 Three Months Ended September 30, 2002 and 2001

     Revenues decreased 47% to $7,278,000 for the three months ended September 30, 2002 compared to $13,849,000 for the similar period in 2001. Revenues from the content services segment decreased 50% to $6,969,000 for the three months ended September 30, 2002 compared to $13,849,000 for the similar period in 2001. The decrease principally resulted from a $4.2 million decline in revenues from two clients (including the client referred to below that accounted for 31% of the Company's revenues in the three months ended September 30, 2002) whose projects were substantially completed in the quarter, and a $1.8 million decline in revenues from a client which substantially curtailed its operations.
Revenues from the Company's systems and training segment were $309,000 for the three months ended September 30, 2002.

      One client accounted for 31% and 37%, respectively, of revenues for the three months ended September 30, 2002 and 2001, a second client accounted for 20% of the revenues in the three months ended September 30, 2002, and a third client accounted for 13% of revenues in the three months ended September 30, 2001. No other client accounted for 10% or more of revenues during the third quarter of 2002 or the third quarter of 2001. Further, for the three months ended September 30, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 28% and 15%, respectively, of the Company's revenues.

     In 2000 and early 2001, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. The economic downturn also caused many blue-chip publishers to curtail discretionary spending and new initiatives on XML transformation projects. To address this sales challenge and to reduce the percentage of total revenue that are often non-recurring, the Company has begun to refocus its sales force to emphasize its content outsourcing services. Recently, the Company announced that it has commenced work on new content outsourcing and XML data conversion projects with estimated total potential revenues of $17 million.

     Direct operating expenses were $7,124,000 in the third quarter of 2002 and $11,315,000 in the third quarter of 2001, a decrease of 37%. Direct operating expenses for the content services segment were $6,115,000 in the third quarter of 2002 and $11,315,000 in the third quarter of 2001, a decrease of 46%. Direct operating expenses as a percentage of revenues for the content services segment were 88% and 82% in the third quarter 2002 and 2001, respectively. The dollar decrease for the content services segment in the 2002 period is principally due to a reduction in labor costs associated with lower revenues and to reductions in fixed costs associated with the company's cost reduction initiatives. The percentage increase for the content services segment in the 2002 period is primarily attributable to a 13 percentage point increase in non-labor costs as a percentage of revenues resulting from the decline in revenues without a corresponding decrease in such costs. This overall increase was partially offset by a 7 percentage point decrease in labor costs as a percentage of revenue resulting in part from restructuring and cost reduction activities. Direct operating expenses for the Company's systems and training segment were $1,009,000, or 327% of systems and training segment revenue, for the three months ended September 30, 2002. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $2,740,000 and $2,021,000 in the third quarter of 2002 and 2001, respectively, an increase of 36%. The overall increase is primarily due to a non-cash compensation charge of approximately $500,000 (described in 7 to the Condensed Consolidated Financial Statements, and to selling and marketing costs of the ISOGEN International Division, which was acquired in December 2001. The overall increase was partially offset by a $160,000 decrease in other administrative costs. Selling and administrative expenses for the content services segment were $2,336,000 and $2,021,000 in the third quarter of 2002 and 2001, respectively, an increase of 16%. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 34% in the third quarter 2002 from 15% in the similar period in 2001 due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the Company's systems and training segment were $404,000, or 131% of revenue, in the third quarter of 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In the third quarter 2001, the Company added $500,000 to the provision for doubtful accounts to reflect the uncertainty associated with fully collecting from certain early stage clients.

     In the third quarter 2002, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to a non-cash compensation charge of approximately $500,000, which is not deductible for income tax purposes, and to losses attributable to certain overseas subsidiaries not subject to income taxes.


 Nine Months Ended September 30, 2002 and 2001

     Revenues decreased 34% to $30,223,000 for the nine months ended September 30, 2002 compared to $45,689,000 for the similar period in 2001. Revenues from the content services segment decreased 40% to $27,568,000 for the nine months ended September 30, 2002 compared to $45,689,000 for the similar period in 2001. The decrease principally resulted from the loss in revenues from one client which substantially curtailed operations, which accounted for approximately $17 million of the Company's content services segment revenues in the nine months ended September 30, 2001. Revenues from the Company's systems and training segment were $2,655,000 for the nine months ended September 30, 2002.

     One client accounted for 35% and 24% of the Company's revenues for the nine months ended September 30, 2002 and 2001, respectively. Revenues from this client have principally resulted from a project which has been substantially completed during the third quarter of 2002. Two other clients accounted for 13% and 12%, respectively, of revenues for the nine months ended September 30, 2002 and one other client accounted for 37% of the Company's revenues in the nine months ended September 30, 2001. No other client accounted for 10% or more of revenues during this period. Further, in the nine months ended September 30, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 20% and 13%, respectively, of the Company's revenues.

     In 2000 and early 2001, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. The economic downturn also caused many blue-chip publishers to curtail discretionary spending and new initiatives on XML transformation projects. To address this sales challenge and to reduce the percentage of total revenue that are often non-recurring, the Company has begun to refocus its sales force to emphasize its content outsourcing services. Recently, the Company announced that it has commenced work on new content outsourcing and XML data conversion projects with estimated total potential revenues of $17 million.

     Direct operating expenses were $25,668,000 and $34,836,000 in the nine months ended September 30, 2002 and 2001, respectively, a decrease of 26%. Direct operating expenses for the content services segment were $22,552,000 and $34,836,000 in the nine months ended September 30, 2002 and 2001, respectively, a decrease of 35%. Direct operating expenses as a percentage of revenues for the content services segment were 82% and 76% in the nine months ended September 30, 2002 and 2001, respectively. The dollar decrease for the content services segment in the 2002 period is principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment in the 2002 period is primarily attributable to a 10 percentage point increase in non-labor costs as a percentage of revenues resulting from the decline in revenues without a corresponding decline in fixed operating costs. This overall increase was partially offset by a 5 percentage point decrease in labor costs as a percentage of revenue resulting primarily from restructuring and cost reduction activities. Direct operating expenses for the Company's systems and training segment were $3,116,000, or 117% of systems and training segment revenues, for the nine months ended September 30, 2002. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $7,810,000 and $6,306,000 in the nine months ended September 30, 2002 and 2001, respectively, an increase of 24%. The overall increase is primarily due to a non-cash compensation charge of approximately $500,000, and to selling and marketing costs of the ISOGEN International Division, which was acquired in December 2001. Selling and administrative expenses for the content services segment were $6,576,000 and $6,306,000 for the nine months ended September 30, 2002 and 2001, respectively, an increase of 4%. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 24% in the 2002 period from 14% in the 2001 period due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the systems and training segment were $1,234,000, or 46% of sales, in the nine months ended September 30, 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In the nine months ended September 30, 2001, the Company added $500,000 to the provision for doubtful accounts to reflect the uncertainty associated with fully collecting from certain early stage clients.

     In the nine months ended September 30, 2002, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to a non-cash compensation charge of approximately $500,000, which is not deductible for income tax purposes, and to losses attributable to certain overseas subsidiaries not subject to income taxes.


 LIQUIDITY AND CAPITAL RESOURCES

     Selected measures of liquidity and capital resources are as follows:


                                        September 30, 2002   December 31, 2001
                                        -------------------  ------------------

Cash and Cash Equivalents                   $8,787,000          $6,267,000
Working Capital                            $10,160,000          $8,854,000
Stockholders' Equity Per Common Share*         $.83                 $.95

     *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).


 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was $3,969,000 and $443,000 for the nine months ended September 30, 2002 and 2001, respectively, an increase of approximately $3,526,000. The increase was primarily due to an increase in net changes in operating assets and liabilities of $8.5 million (principally accounts receivable) offset by a decrease in net income of $6 million. In addition, approximately $900,000 of the $3,969,000 cash provided by operating activities for the nine months ended September 30, 2002 resulted from the sale of certain value-added tax credits held by the Company. These tax credits had been included as other assets on the balance sheet on December 31, 2002.

     Accounts Receivable totaled $3,534,000 at September 30, 2002 representing approximately 45 days of sales outstanding, compared to $7,846,000, or 61 days, at December 31, 2001. The decrease in accounts receivable resulted principally from a decrease in sales, and from more accelerated collections. In addition, prepaid expenses and other current assets increased to $1,867,000 at September 30, 2002 from $978,000 at December 31, 2001 due primarily to increases in tax refunds receivable and to increases in various prepaid expenses.

 Net Cash Used in Investing Activities

     As a result of the capital investments made during 2001 and 2000, the need for new equipment has been diminished in comparison with both such periods. Accordingly, in the nine months ended September 30, 2002, the Company spent approximately $609,000 for capital expenditures, compared to approximately $4,958,000 in the nine months ended September 30, 2001.

 Net Cash Used in Financing Activities

     In the nine months ended September 30, 2002, net cash used in financing activities totaled approximately $840,000 compared to $1,278,000 in the comparable period in 2001. In 2002, the Company repaid two notes it delivered in connection with the acquisition of ISOGEN International totaling $650,000 and repurchased shares of its common stock for $270,000. In 2001, cash used in financing activities was principally attributable to $1.6 million used to repurchase shares of the Company's common stock, offset in part by proceeds from exercise of stock options totaling $361,000.

 AVAILABILITY OF FUNDS

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. There were no outstanding borrowings as of September 30, 2002.

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

FORWARD-LOOKING STATEMENTS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At September 30, 2002, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate will have a positive or negative effect on the Company's interest expense.

     The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.


ITEM 4.  CONTROLS AND PROCEDURES

   (a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

   (b)  Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.     Legal Proceedings. Not Applicable
            -----------------

Item 2.     Changes in Securities. Not Applicable
            ---------------------

Item 3.     Defaults upon Senior Securities. Not Applicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            The following matters were voted on at the October 1, 2002 Annual Meeting of Stockholders. The total shares voted were 20,871,137.

            Election of Directors





             Nominee                     For      Withheld    Against   Abstain
            --------                  ----------  --------   ---------  -------

            Jack Abuhoff             20,138,770   732,367       -         -
            Todd Solomon             20,201,836   669,301       -         -
            Dr. Charles F. Goldfarb  20,201,386   669,751       -         -
            John R. Marozsan         20,201,121   670,016       -         -
            Haig S. Bagerdjian       20,198,871   672,266       -         -
            Louise C. Forlenza       20,197,671   673,466       -         -

            2002 Stock Option Plan   18,479,172      -     2,218,389   173,576

            Appointment of Auditors  20,688,324      -       111,557    71,256




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


INNODATA  CORPORATION






  Date:  November 12, 2002                /s/
                                         --------------------
                                         Jack Abuhoff
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President


  Date:  November 12, 2002               /s/
                                         --------------------
                                         Stephen Agress
                                         Vice President Finance
                                         Chief Accounting Officer


                                 CERTIFICATIONS

I, Jack Abuhoff, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Innodata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002

                                           /s/
                                           -------------------------------
                                           Jack Abuhoff
                                           Chairman of the Board,
                                           Chief Executive Officer and President


I, Stephen Agress, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Innodata Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002

                                                /s/
                                           --------------------------------
                                           Stephen Agress
                                           Vice President, Finance and
                                           Chief Accounting Officer