Form 10-K
period 2002-12-31
INNODATA CORP
filed 2003-03-28
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
/x/  Annual report under section 13 or 15(d) of the securities exchange act of
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes / /   No /x/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $25,100,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   21,436,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 28, 2003.

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

     These forward-looking statements are based largely on the Company's current expectations, and are subject to a number of risks and uncertainties, including without limitation, continuation or worsening of present depressed market conditions, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that Innodata acquires, changes in the Company's business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, risks and uncertainties described under "Risk Factors", and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

     Our content manufacturing clients often have time-critical outsourcing needs, with content that requires regular updating or enhancement. We typically service these needs through multi-year contracts or relationships. Substantially all of our 2002 revenue was derived from clients that used our services for more than one year, and approximately 70% of our 2002 revenue was derived from clients that used our services more than two years.

     Our XML transformation clients typically engage us to assist in building new, large-scale XML-compliant information repositories or in transforming large-scale legacy electronic information repositories to XML-compliant information repositories. Our XML Content Factory is the largest dedicated factory purpose-built to create XML content.

     We are headquartered in Hackensack, New Jersey and have two other offices in North America, seven production facilities in the Philippines, India, and Sri Lanka, and a technology development center in India. Our largest production facility is the XML Content Factory, in Mandaue, the Philippines. Our wide area network and communications systems enable multiple production processes to be performed simultaneously at various of our production facilities.

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

     To transform content to XML, tags are inserted within the content to give the content meaning which computers can read. Our proprietary technology includes production-grade, auto-tagging applications that utilize pattern recognition based on comprehensive rule sets and heuristic online databases. The technology enables mass creation or conversion of XML content from complex, unstructured information.

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

     We believe that there is a vast quantity of textual, audio, and video data sources that will be made available on the Web by electronic publishers, and that many of them will choose XML and its related standards as the underlying technology. We intend to be the partner of choice for clients requiring large-scale XML transformations as well as XML systems development and training.

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

     One client accounted for 30% and 27% of the Company's revenues for the years ended December 31, 2002 and 2001 respectively and a second client accounted for 16% of the Company's revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% and 54% of the Company's revenues in the years ended December 31, 2001 and 2000, respectively. No other client accounted for 10% or more of revenues during this period. Further, in 2002, 2001, and 2000, export revenues, substantially all of which were derived from European clients, accounted for 23%, 13%, and 10%, respectively, of the Company's revenues.

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

INFORMATION AS TO OPERATING SEGMENTS

     The applicable information on operating segments of the Company for the three years ended December 31, 2002 and at the end of each year, are included in
Note 8 to the Company's financial statements.

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

COMPETITION

     The markets for our services are highly competitive. The most significant competitive factors are quality and reliability of services, price of services, scope and scale, quality of supporting services, and technical competence. We are not aware of any single competitor that provides the same range of services as we do, and we believe that we have created significant differentiation relative to our quality of services as well as our scope of services and scale of services. However, our industry is highly fragmented and we face significant competition in each of our service areas.

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

     In terms of XML data transformation, companies compete on the basis of quality, accuracy, price, and consistency, as well as ability to deliver large-scale, tag-intensive requirements quickly. Innodata's ability to compete favorably is, therefore, dependent upon its ability to react appropriately to short and long-term trends, harness new technology, and deliver large-scale requirements quickly. SPI, Inc. and Jouve, S.A. among others, compete for the XML content creation business.

     With respect to XML systems and consulting, Thomas Technology Solutions, Inc., Bearing Point (formerly KPMG Consulting), and Booz Allen Hamilton are among those providing competitive services. In addition, we must frequently compete with our clients' own internal information technology capability.

RESEARCH AND DEVELOPMENT

     We maintain a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to our business and to develop and install enhancements to our proprietary systems. During the last two fiscal years, we invested heavily in the development and integration of proprietary applications for use in our XML Content Factory. Applications development was predominantly associated with improving accuracy, consistency, and speed of complex XML tagging for large-scale requirements. We intend to make further investments in applications development and integration in order to respond to market opportunities. For the three years ended December 31, 2002, all research and development expenditures were charged as development expenses.

EMPLOYEES

     As of February 28, 2003, we employed an aggregate of approximately 70 persons in the United States, and approximately 7,000 persons in five production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India, and a software development center in India. No employees are currently represented by a labor union and we believe that our relations with our employees are satisfactory.

     At all of our locations, we enforce vigorous policies to protect our employees against sexual harassment and discrimination based on age, race, gender or sexual orientation. The average age of our employees is approximately 25 to 30 years. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine, and social sciences.

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

     RISK OF CONTINUATION OR WORSENING OF PRESENT MARKET CONDITIONS

     The current economic uncertainty has curtailed business initiatives by our clients and potential clients. To address this sales challenge and to reduce the percentage of total revenue that are often non-recurring, we have begun to refocus our sales force to emphasize our content manufacturing outsourcing services. Nevertheless, a material recovery in revenues and earnings will in substantial part depend on removal of the current uncertainty and a return to more vigorous economic growth.

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

     CLIENT CONCENTRATION; DEPENDENCE ON THE ONLINE INFORMATION INDUSTRY

     One client accounted for 30% and 27% of the Company's revenues for the years ended December 31, 2002 and 2001, respectively, and a second client accounted for 16% of the Company's revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% and 54% of the Company's revenues in the years ended December 31, 2001 and 2000, respectively. No other client accounted for 10% or more of revenues during this period. Further, in 2002, 2001, and 2000, export revenues, substantially all of which were derived from European clients, accounted for 23%, 13%, and 10%, respectively, of the Company's revenues. A significant amount of our revenues are derived from clients in the online information industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2002, approximately 33% of the Company's accounts receivable was from foreign (principally European) clients. On occasion, we may lose a client as a result of a business failure, contract expiration, or the selection of another service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future. Moreover, revenue derived from certain of our relationships depend upon the level of services we perform, which may vary from period to period depending on client requirements.

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

     Our Indian operations are conducted through wholly-owned subsidiaries that have been granted an income tax holiday through March 31, 2006. Accordingly, minimal income taxes will be payable on earnings from operations of the subsidiaries during such period, unless repatriated to the U.S.

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

     The Philippines has ongoing problems with Muslim insurgents. The Abu Sayyaf group of kidnappers, which is purported to have ties to the Al Qaeda terrorist organization, is concentrated on Basilan Island, an island far away from our facilities, and the government has stepped up activities to eradicate the group. There can be no assurances that these efforts will be successful or that the group will not attempt to disrupt activities or commit terrorist acts in other areas.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Our services are primarily performed from our Hackensack, New Jersey corporate headquarters, two other North American offices, and seven overseas production facilities, including our 100,000 square foot XML Content Factory complex located in Mandaue, the Philippines. In addition, we have a software development facility in Gurgaon, India. All facilities are leased for terms expiring on various dates through 2010, and many are cancelable at our option. Annual rental payments on property leases are expected to approximate $1,600,000.

     We believe that we maintain adequate fire, theft and liability insurance for our facilities and that our facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

     In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various illegal dismissal actions in the Philippines seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

     In addition, one of the foreign subsidiaries which ceased operations has been presented with a tentative tax assessment by the Philippine Bureau of Internal Revenue for an amount approximating $400,000, plus applicable interest and penalties. Management believes the tentative assessment is principally without substance and any amounts that the Company estimates might ultimately be paid in settlement (which are not expected to be material) have been accrued.

     In addition, the Company is subject to various legal proceedings and claims which arise in the ordinary course of business.

     While management currently believes that that ultimate outcome of all these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the operating results of the period in which the ruling occurs. In addition, the estimate of potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     See Part II, Item 4 of Form 10-Q for September 30, 2002 as to results of voting at our Annual Meeting held on October 1, 2002.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Innodata Corporation (The "Company") Common Stock is quoted on the Nasdaq National Market System under the symbol "INOD." On February 28, 2003, there were 114 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,000.

     The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2002, after giving retroactive effect to a three-for-one stock dividend paid on September 9, 1999, a two-for-one stock dividend paid on December 7, 2000 and a two-for-one stock dividend paid on March 23, 2001.

                     COMMON STOCK
                      SALE PRICES

          2001         HIGH   LOW
          ----         ----  -----

      First Quarter   $7.78  $3.91

      Second Quarter   9.25   3.05

      Third Quarter    3.98   1.26

      Fourth Quarter   3.73   1.98


           2002        HIGH    LOW
           ----        ----   -----

      First Quarter   $3.30  $1.81

      Second Quarter   2.60   1.05

      Third Quarter    1.50   0.75

      Fourth Quarter   1.07   0.60



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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Information setting forth securities authorized for issuance under equity compensation plans is provided in Part III, Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

YEAR ENDED DECEMBER 31,              2002      2001      2000      1999      1998
                                   --------  --------  --------  --------   -------

REVENUES                            $36,385   $58,278   $50,731   $27,490   $19,593
                                    -------   -------   -------   -------   -------

OPERATING COSTS AND EXPENSES
 Direct operating costs              32,005    44,354    34,458    17,854    13,069
 Selling and administrative          10,038     8,337     7,248     6,783     4,982
 Provision for doubtful accounts        -       2,942       -         -         -
 Restructuring costs and
   asset impairment                     244       865       -         -         133
 (Gain) loss on settlement
   of currency contracts                -         -         -         -        (488)
 Interest expense                        29         9        43        10        77
 Interest income                        (89)     (216)     (155)     (111)      (98)
                                    -------   -------   -------   -------   -------

   Total                             42,227    56,291    41,594    24,536    17,675
                                    -------   -------   -------   -------   -------

(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES         (5,842)    1,987     9,137     2,954     1,918
(BENEFIT FROM)
  PROVISION FOR INCOME TAXES           (677)      639     2,969       841      (332)
                                    -------   -------   -------   -------   -------

NET (LOSS) INCOME                   $(5,165)  $ 1,348   $ 6,168   $ 2,113   $ 2,250
                                    =======   =======   =======   =======   =======

BASIC (LOSS) INCOME PER SHARE         $(.24)     $.06      $.30      $.11      $.13
                                      =====      ====      ====      ====      ====

DILUTED (LOSS) INCOME PER SHARE       $(.24)     $.05      $.26      $.10      $.12
                                      =====      ====      ====      ====      ====

CASH DIVIDENDS PER SHARE                -         -         -         -         -
                                    =======   =======   ========  =======   =======


DECEMBER 31,                          2002      2001      2000      1999      1998
                                    -------   -------   --------  --------  --------

WORKING CAPITAL                     $ 8,570   $ 8,854   $ 9,505   $ 5,966   $ 4,749
                                    =======   =======   ========  =======   =======

TOTAL ASSETS                        $22,697   $30,094   $27,946   $15,646   $10,596
                                    =======   =======   ========  =======   ========

LONG-TERM DEBT                          -         -         -     $     5   $    24
                                    =======   =======   ========  =======   ========

STOCKHOLDERS' EQUITY                $15,569   $20,362   $19,316   $11,652   $ 7,485
                                    =======   =======   =======   =======   ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenues decreased 38% to $36,385,000 for the year ended December 31, 2002 compared to $58,278,000 for the similar period in 2001. Revenues from the content services segment decreased 43% to $33,089,000 for the year ended December 31, 2002 compared to $57,825,000 for the similar period in 2001. The decrease principally resulted from the loss in revenues from one client which substantially curtailed operations, which accounted for approximately $17 million of the Company's content services segment revenues in 2001, and from the decline in revenues from a second client, whose projects were substantially completed in 2002. Revenues from the Company's systems and training segment were $3,296,000 for the year ended December 31, 2002 and $453,000 for the one month period from December 1, 2001 (date of acquisition) to December 31, 2001.

     One client accounted for 30% and 27% of the Company's revenues for the year ended December 31, 2002 and 2001 respectively and a second client accounted for 16% of the Company's revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% of the Company's revenues in the year ended December 31, 2001. No other client accounted for 10% or more of revenues during this period. Further, in the year ended December 31, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 23% and 13%, respectively, of the Company's revenues.

     In early 2001, a significant portion of the Company's revenue increase came from XML transformation projects by early-stage companies that had raised significant venture capital to pursue digital library and e-business initiatives. The downturn in the technology industry in 2001 resulted in a falloff of revenues from companies in this industry sector. The economic downturn also caused many blue-chip publishers to curtail discretionary spending and new initiatives on XML transformation projects. To address this sales challenge and to reduce the percentage of total revenue that are often non-recurring, the Company has begun to refocus its sales force to emphasize its content outsourcing services.

     Direct operating expenses were $32,005,000 for the year ended December 31, 2002 and $44,354,000 for the year ended December 31, 2001, a decrease of 28%. Direct operating expenses as a percentage of revenues were 88% in 2002 and 76% in 2001. Direct operating expenses for the content services segment were $28,053,000 and $44,039,000 in the year ended December 31, 2002 and 2001, respectively, a decrease of 36%. Direct operating expenses as a percentage of revenues for the content services segment were 85% and 76% in the year ended December 31, 2002 and 2001, respectively. The dollar decrease for the content services segment in the 2002 period is principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment in the 2002 period is primarily attributable to the decrease in revenues without a corresponding decrease in non-labor costs. Labor costs as a percentage of revenue remained consistent. Direct operating expenses for the Company's systems and training segment were $3,952,000, or 120% of systems and training segment revenues, for the year ended December 31, 2002 and $315,000, or 70% of revenues, for the month of December 2001. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment maintenance and upgrade costs, computer services, supplies and occupancy.

     Selling and administrative expenses were $10,038,000 and $8,337,000 in the year ended December 31, 2002 and 2001, respectively, an increase of 20%. Selling and administrative expenses for the content services segment were $8,525,000 and $8,227,000 for the year ended December 31, 2002 and 2001, respectively, an increase of 4%. The increase for the content services segment is primarily due to a non-cash compensation charge of approximately $500,000, and an increase in selling and marketing costs of approximately $684,000, offset by a 14% reduction
in general and administrative expenses.    Selling and administrative expenses
as a percentage of revenues for the content services segment increased to 26% in the 2002 period from 19% in the 2001 period due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the systems and training segment were $1,513,000, or 46% of sales, in the year ended December 31, 2002 compared to $110,000, or 24% of sales, for the one month period December 2001. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     For the year ended December 31, 2001, the Company provided an allowance for doubtful accounts of approximately $2.6 million representing the remaining balance due at December 31, 2001 from a client that accounted for 30% of its 2001 revenues because the client has reported an inability to raise further operating funds required to make payment. In addition, in 2001 the Company provided approximately $350,000 for other client bad debts incurred in the ordinary course of business.

     During the fourth quarter 2001, the Company commenced certain actions to reduce production operations at a wholly owned Asian subsidiary that was operating at a loss and to reduce overall excess capacity in Asia. Such activities, which culminated in the cessation and closure of all operations at the subsidiary and included employee layoffs, were completed in 2002. In addition, during 2002, the Company closed a second facility, resulting in the write-off of property and equipment associated with the closed facility totaling approximately $244,000. Such write-off of equipment has been classified as Restructuring Costs and Asset Impairment for the year ended December 31, 2002. Included in Restructuring Costs and Asset Impairment for the year ended December 31, 2001 are estimated facility closure costs, including employee related costs, approximating $600,000, and the write-off of leasehold improvement costs totaling approximately $265,000. In 2002, the Company paid approximately $350,000 in closing costs.

     For the year ended December 31, 2002, the income tax benefit was lower as a percentage of pre-tax loss than the federal statutory rate due primarily to certain overseas foreign source losses for which no tax benefit is available.

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

LIQUIDITY AND CAPITAL RESOURCES

     Selected measures of liquidity and capital resources are as follows:

                                        December 31, 2002   December 31, 2001
                                        -----------------   -----------------

Cash and Cash Equivalents                  $7,255,000            $6,267,000
Working Capital                             8,570,000             8,854,000
Stockholders' Equity Per Common Share*        $.73                  $.95


* Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).



NET CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities was $3,050,000 and $4,840,000 for the years ended December 31, 2002 and 2001, respectively, a decrease of approximately $1,790,000. The decrease was primarily due to a decrease in net income of $6.5 million and a decrease in non-cash charges of $2.9 million partially offset by an increase in net changes in operating assets and liabilities of $7.7 million (principally accounts receivable). In addition, approximately $900,000 of the $3,050,000 cash provided by operating activities for the year ended December 31, 2002 resulted from the sale of certain value-added tax credits held by the Company. These tax credits had been included as other assets on the balance sheet on December 31, 2001.

     Accounts Receivable totaled $3,253,000 at December 31, 2002 representing approximately 52 days of sales outstanding, compared to $7,846,000, or 61 days, at December 31, 2001. The decrease in accounts receivable resulted principally from a decrease in sales, and from more accelerated collections. In addition, refundable income taxes increased to $1,491,000 at December 31, 2002 from $509,000 at December 31, 2001 due primarily to tax refunds available resulting from losses incurred in 2002 which are available for carryback to prior years.

NET CASH USED IN INVESTING ACTIVITIES

     As a result of the capital investments made during 2001 and 2000, the need for new equipment has been diminished in comparison with both such periods. Accordingly, in the year ended December 31, 2002, the Company spent approximately $1,162,000 for capital expenditures, compared to approximately $5,568,000 in the year ended December 31, 2001. In addition, in the year ended December 31, 2001, the Company acquired the operating assets and assumed certain designated liabilities of the ISOGEN International operating division of DataChannel, Inc. The purchase price, including acquisition costs, consisted of $796,000 in cash, two acquisition promissory notes which were paid in 2002, each for $325,000, plus an additional $68,000. At present, the Company anticipates capital spending for 2003 to range between $1.5 million and $2 million.

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

     In the year ended December 31, 2002, net cash used in financing activities totaled approximately $900,000 primarily due to the repayment of two acquisition promissory notes totaling $650,000 in connection with the acquisition of the ISOGEN International operating division. In addition, the Company repurchased 340,000 shares of the Company's common stock for $360,000 in 2002, compared to $1,639,000 in 2001.

AVAILABILITY OF FUNDS

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. Eligible accounts receivable, which excludes foreign receivables as well as receivables outstanding in excess of 90 days, approximated $1.2 million at December 31, 2002. The line, which is due on demand and was unused at December 31, 2002, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. The line expires on May 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

     Basis of Presentation and Use of Estimates
     ------------------------------------------

     Management's discussion and analysis of its results of operations and financial condition is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Allowance for Doubtful Accounts
     -------------------------------

     The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

     Revenue Recognition
     -------------------

     Revenue is recognized in the period in which services are performed and delivered.

     Depreciation
     ------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which is two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     Income Taxes
     ------------

     Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

     Goodwill and Other Intangible Assets
     ------------------------------------

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (segment or one level below a segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

     Accounting for Stock-Based Compensation
     ---------------------------------------

     The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under those plans have an exercise price that is less than the market value of the underlying common stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Costs Associated with Exit or Disposal Activities
     ----------------------------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact upon its financial statements.

     Accounting For Stock-Based Compensation Transition and Disclosure
     -----------------------------------------------------------------

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), which amends SFAS No.
123. SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, and requires enhanced disclosure about the method used and the effect of the method used on requested results. Under SFAS No. 148, stock-based compensation disclosures must be included with the summary of significant accounting policies and made both quarterly and annually. The Company does not plan to adopt the fair value method of accounting for stock-based compensation.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the prime rate of interest. At December 31, 2002, there were no outstanding borrowings under the credit facility. Changes in the prime interest rate during 2003 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company utilize its line of credit during 2003.

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

ITEM 8.  FINANCIAL STATEMENTS.



                      INNODATA CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                         PAGE
                                                         ----

Independent Auditors' Report                            II-11

Consolidated Balance Sheets as of
December 31, 2002 and 2001                              II-12

Consolidated Statements of Operations for the
three years ended December 31, 2002                     II-13

Consolidated Statement of Stockholders' Equity
for the three years ended December 31, 2002             II-14

Consolidated Statements of Cash Flows for the
three years ended December 31, 2002                     II-15

Notes to Consolidated Financial Statements              II-16-28



INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Innodata Corporation


We have audited the accompanying consolidated balance sheets of Innodata Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


     /s/
-----------------------
Grant Thornton LLP
New York, New York
March 7, 2003



                      INNODATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                      2002      2001
                                                    --------  -------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                               $ 7,255   $ 6,267
 Accounts receivable-net of allowance
  for doubtful accounts of $1,254,000
  in 2002 and $1,853,00 in 2001                       3,253     7,846
 Prepaid expenses and other current assets              706       469
 Refundable income taxes                              1,491       509
 Deferred income taxes                                1,501     1,793
                                                    -------   -------

          TOTAL CURRENT ASSETS                       14,206    16,884

PROPERTY AND EQUIPMENT - NET                          6,707    10,236

OTHER ASSETS                                          1,109     2,351

GOODWILL                                                675       623
                                                    -------   -------

TOTAL                                               $22,697   $30,094
                                                    =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Acquisition notes payable                          $   -     $   650
 Accounts payable                                       647     1,468
 Accrued expenses                                     2,008     1,407
 Accrued salaries and wages                           2,526     3,770
 Income and other taxes                                 455       735
                                                    -------   -------

          TOTAL CURRENT LIABILITIES                   5,636     8,030
                                                    -------   -------

DEFERRED INCOME TAXES                                 1,492     1,702
                                                    -------   -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-authorized
  75,000,000 shares; issued - 22,046,000 shares
  in 2002 and 21,716,000 shares in 2001                 220       217
 Additional paid-in capital                          14,084    13,355
 Retained earnings                                    3,264     8,429
                                                    -------   -------
                                                     17,568    22,001
 Less: treasury stock - at cost; 610,000 and
       270,000 shares in 2002
       and 2001 respectively                         (1,999)   (1,639)
                                                    -------   -------

          TOTAL STOCKHOLDERS' EQUITY                 15,569    20,362
                                                    -------   -------

TOTAL                                                22,697   $30,094
                                                    =======   =======

                 See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              2002      2001      2000
                                            --------  -------   --------

REVENUES                                    $36,385   $58,278   $50,731
                                            -------  --------   -------

OPERATING COSTS AND EXPENSES
  Direct operating costs                     32,005    44,354    34,458
  Selling and administrative expenses        10,038     8,337     7,248
  Provision for doubtful accounts               -       2,942       -
  Restructuring costs and asset impairment      244       865       -
  Interest expense                               29         9        43
  Interest income                               (89)     (216)     (155)
                                            -------   -------   -------

            TOTAL                            42,227    56,291    41,594
                                            -------   -------  --------

(LOSS) INCOME BEFORE (BENEFIT FROM)
 PROVISION FOR INCOME TAXES                  (5,842)    1,987     9,137

(BENEFIT FROM) PROVISION FOR INCOME TAXES      (677)      639     2,969
                                            -------   -------   -------

NET (LOSS) INCOME                           $(5,165)  $ 1,348   $ 6,168
                                            =======   =======   =======

BASIC (LOSS) INCOME PER SHARE                 $(.24)     $.06      $.30
                                              =====      ====      ====

DILUTED (LOSS) INCOME PER SHARE               $(.24)     $.05      $.26
                                              =====      ====      ====


                 See notes to consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)





                                                ADDITIONAL  RETAINED
                                COMMON STOCK      PAID-IN   EARNINGS   TREASURY
                                SHARES  AMOUNT    CAPITAL   (DEFICIT)    STOCK    TOTAL
                                ------  ------  ----------  ----------  -------  --------

JANUARY 1, 2000                 20,536   $205    $10,755    $  913      $  (221)  $11,652

Net income                         -      -          -       6,168          -       6,168

Issuance of common stock
 upon exercise of stock
 options and warrants            1,152     12        689       -            -         701

Income tax benefit
  from exercise of
  stock options                    -      -          795       -            -         795
                                ------   ----  ----------   ------      -------   -------

DECEMBER 31, 2000               21,688    217     12,239     7,081         (221)   19,316

Net income                         -      -          -       1,348          -       1,348

Issuance of common
  stock upon exercise
  of stock options                 605      6        384       -            -         390

Purchase of treasury stock         -      -          -         -         (1,639)   (1,639)

Retirement of treasury stock      (577)    (6)      (215)      -            221       -

Income tax benefit
  from exercise of
  stock options                    -      -          947       -            -         947
                                ------   ----    -------    ------       ------   -------

DECEMBER 31, 2001               21,716    217     13,355     8,429       (1,639)   20,362

Net loss                           -      -          -      (5,165)         -      (5,165)

Issuance of common
  stock upon exercise
  of stock options                 318      3        107       -            -         110

Purchase of treasury stock         -      -          -         -           (360)     (360)

Non-cash compensation               12    -          523       -            -         523

Income tax benefit
  from exercise of
   stock options                   -      -           99       -            -          99
                                ------   ----    -------    ------      -------   -------

DECEMBER 31, 2002               22,046   $220    $14,084    $3,264      $(1,999)  $15,569
                                ======   ====    =======    ======      =======   =======

                            See notes to consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                          2002      2001      2000
                                                        --------  --------  --------

OPERATING ACTIVITIES:
 Net (loss) income                                       $(5,165)  $ 1,348   $ 6,168
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                            5,228     4,790     2,989
  Non-cash compensation                                      523       -         -
  Provision for doubtful accounts                            -       2,942       -
  Tax benefit from exercise of stock options                  99       947       795
  Restructuring costs and asset impairment                   244       865       -
  Deferred income taxes                                       30      (463)      574
  Changes in operating assets and liabilities,
   net of acquisition:
   Accounts receivable                                     4,593    (3,913)     (552)
   Prepaid expenses and other current assets                (680)      545      (977)
   Refundable income taxes                                  (982)     (509)      -
   Other assets                                              894      (723)     (409)
   Accounts payable                                         (811)     (907)    1,064
   Accrued expenses                                          601       365       589
   Accrued salaries and wages                             (1,244)      (71)    1,531
   Income and other taxes                                   (280)     (376)      615
                                                         -------   -------   -------

    Net cash provided by operating activities              3,050     4,840    12,387
                                                         -------   -------   -------

INVESTING ACTIVITIES:
 Capital expenditures                                     (1,162)   (5,568)   (7,403)
 Payments in connection with acquisition                     -        (796)      -
                                                         -------   -------   -------

    Net cash used in investing activities                 (1,162)   (6,364)   (7,403)
                                                         -------   -------   -------

FINANCING ACTIVITIES:
 Payment of acquisition notes                               (650)      -         (25)
 Proceeds from exercise of stock options                     110       390       701
 Purchase of treasury stock                                 (360)   (1,639)      -
                                                         -------   -------   -------

    Net cash (used in) provided by financing activities     (900)   (1,249)      676
                                                         -------   -------   -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  988    (2,773)    5,660
CASH AND EQUIVALENTS, BEGINNING OF YEAR                    6,267     9,040     3,380
                                                         -------   -------   -------

CASH AND EQUIVALENTS, END OF YEAR                        $ 7,255   $ 6,267   $ 9,040
                                                         =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
 Cash paid during the year for:
  Income taxes                                           $   261   $ 1,513   $ 1,018
  Interest expense                                       $    29   $   -     $   -


                        See notes to consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND BASIS OF PRESENTATION - Innodata Corporation and subsidiaries (the "Company") is a leading provider of digital asset services and solutions. Innodata delivers content manufacturing / outsourcing, XML transformation, and XML (and related standards-based) systems engineering and training through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

     FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2002 and 2001 were translated at the exchange rate in effect as of those dates. Exchange losses resulting from such transactions in 2002 totaled approximately $59,000. Exchange gains resulting from such transactions in 2001 totaled approximately $75,000. Exchange losses in 2000 resulting from such transactions totaled $180,000.

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
                                                   ======


     DEPRECIATION - Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which is two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

     GOODWILL AND OTHER INTANGIBLE ASSETS - SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (segment or one level below a segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

     INCOME TAXES - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - At December 31, 2002, the Company has various stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

YEAR ENDED DECEMBER 31,                       2002     2001     2000
                                    (in thousands, except per share amounts)

Net (loss) income, as reported              $(5,165)  $1,348   $6,168

Deduct:  Total stock-based employee
 compensation determined under fair value
 based method, net of related tax effects     1,997    2,185      664
                                            -------   ------   ------

Pro forma net (loss) income                 $(7,162)  $ (837)  $5,504
                                            =======   ======   ======


(Loss) income per share:
  Basic - as reported                         $(.24)    $.06     $.30
                                              =====     ====     ====

  Basic - pro forma                           $(.33)   $(.04)    $.27
                                              =====    =====     ====

  Diluted - as reported                       $(.24)    $.05     $.26
                                              =====    =====     ====

  Diluted - pro forma                         $(.33)   $(.04)    $.24
                                              =====    =====     ====




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

     ACCOUNTS RECEIVABLE - The majority of the Company's accounts receivable are due from secondary publishers and information providers. Credit is extended based on evaluation of a clients' financial condition and project terms and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     INCOME (LOSS) PER SHARE - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and, if dilutive, potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds and tax benefits received from the exercise, based on average prices during the year.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact upon its financial statements.

2.     PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

          DECEMBER 31,                      2002     2001

          Equipment                       $16,136  $16,805
          Furniture and office equipment    1,037      961
          Leashold improvements             2,314    2,360
                                          -------  -------

               Total                       19,487   20,126

          Less accumulated depreciation
           and amortization                12,780    9,890
                                          -------  -------

                                          $ 6,707  $10,236
                                          =======  =======



     As of December 31, 2002 and 2001, the net book value of property and equipment located at the Company's production facilities in the Philippines, India, and Sri Lanka was approximately $6,361,000 and $9,812,000, respectively.

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

     The purchase price, including acquisition costs, consisted of $796,000 in cash, two acquisition promissory notes, each for $325,000, plus an additional $68,000 payable September 30, 2002 subject to realization of certain events. The promissory notes accrued interest at a rate of 7% per annum, and were paid in 2002.

     The acquisition was accounted for by the purchase method of accounting in accordance with SFAS No. 141 'Business Combinations' and, accordingly, the consolidated statements of operations include the results of the acquired business beginning December 1, 2001. A summary of the assets acquired and liabilities assumed in the acquisition (in thousands) is as follows:





          Accounts receivable           $1,077
          Property and equipment            90
          Other assets                       7
          Liabilities assumed             (335)
                                       -------

          Net tangible assets acquired     839

          Purchase price                 1,514
                                       -------

          Goodwill                      $  675
                                       =======



     During the quarter ended September 30, 2002, additional adjustments were made to the purchased assets of ISOGEN resulting in an increase in goodwill of $52,000.

4.   INCOME TAXES

     The significant components of the (benefit from) provision for income taxes (in thousands) are as follows:





                                             2002     2001     2000
Current income tax  (benefit) expense:
 Foreign                                    $  97   $   (7)  $   61
 Federal                                     (827)     906    2,040
 State and local                               23      203      294
                                            ------  -------  ------
                                             (707)   1,102    2,395
Deferred income tax expense (benefit)          30     (463)     574
                                            ------  -------  ------

(Benefit from) provision for income taxes   $(677)  $  639   $2,969
                                            ======  =======  ======



     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:





                                                    2002   2001   2000

Federal statutory rate                             (35.0)% 35.0%  34.0%

Effect of:
  State income taxes (net of federal tax benefit)    0.6    1.8    1.6
  Foreign source losses for which no tax benefit
    is available                                    23.8     -      -
  Effect of foreign tax holiday, net of foreign
    income not deemed permanently reinvested        (3.4)  (5.3)  (3.4)
  Foreign taxes                                       -     0.9    0.7
  Other                                              2.4   (0.2)  (0.4)
                                                   -----   ----   ----

Effective rate                                     (11.6)% 32.2%  32.5%
                                                  ======   ====   ====



     As of December 31, 2002 and 2001, the composition of the Company's net deferred income taxes (in thousands) is as follows:




                                                   2002      2001

Deferred income tax assets:
  Allowances not currently deductible            $ 1,435   $ 1,711
  Depreciation and amortization                      230       170
  Equity compensation not currently deductible       150       -
  Expenses not deductible until paid                  66        82
                                                 -------   -------

                                                   1,881     1,963
                                                 -------   -------

Deferred income tax liabilities:
  Foreign source income, not taxable
    until repatriated                             (1,872)   (1,872)
                                                 -------   -------
Net deferred asset                               $     9   $    91
                                                 =======   =======


Net deferred income tax asset - current          $ 1,501   $ 1,793
Net deferred income tax liability - non-current   (1,492)   (1,702)
                                                 -------   -------
Net deferred income tax asset                    $     9   $    91
                                                 =======   =======



5.     COMMITMENTS AND CONTINGENT LIABILITIES

     LINE OF CREDIT - The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. The line, which is due on demand and was unused at December 31, 2002, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. The line of credit expires on May 31, 2003.

     LEASES - The Company is obligated under various operating lease agreements for office and production space. The agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in most overseas facilities, which expire through 2010, contain provisions pursuant to which the Company may cancel the leases upon three months notice, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space is approximately $1,200,000. For the years ended December 31, 2002, 2001 and 2000, rent expense for office and production space totaled approximately $2,100,000, $1,900,000 and $1,600,000, respectively.

     In addition, the Company leases certain equipment under short-term operating lease agreements. For the years ended December 31, 2002, 2001 and 2000, rent expense for equipment totaled approximately $46,000, $400,000 and $900,000, respectively.

     At December 31, 2002, future minimum annual rental commitments on non-cancelable leases (excluding equipment leases with terms less than one year) (in thousands) are as follows:

          2003         $460
          2004          350
          2005          320
          2006          320
          2007          320
          Thereafter    640
                       ----

                      2,410
                      =====



     LITIGATION AND FOREIGN TAX ASSESSMENTS - In connection with the cessation of all operations at certain foreign subsidiaries (Note 10), certain former employees have filed various illegal dismissal actions in the Philippines seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

     In addition, one of the foreign subsidiaries which ceased operations has been presented with a tentative tax assessment by the Philippine Bureau of Internal Revenue for an amount approximating $400,000, plus applicable interest and penalties. Management believes the tentative assessment is principally without substance and any amounts that might ultimately be paid in settlement (which is not expected to be material) have been accrued.

     In addition, the Company is subject to various legal proceedings and claims which arise in the ordinary course of business.

     While management currently believes that that ultimate outcome of all these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the operating results of the period in which the ruling occurs. In addition, the estimate of potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

     FOREIGN CURRENCY - The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

     EMPLOYMENT AGREEMENTS - In connection with the acquisition of ISOGEN, the Company entered into a three year employment agreement with its co-founder to serve as the division's President. Pursuant to the agreement, he will be compensated at a rate of $200,000 per annum for the first year, subject to annual review for discretionary annual increases thereafter, and will be eligible to receive an annual cash bonus, the amount of which will be based upon meeting certain goals. In addition, he was granted an option to purchase 150,000 shares of the Company's common stock at $4.00 per share, and was issued 11,587 unregistered shares of the Company's common stock. Compensation expense of approximately $10,000 was recorded in the year ended December 31, 2002 as selling and administrative expenses pursuant to the stock issuance.

     In May 2001, the Company entered into an agreement with its then Chairman of the Board pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement, which is included in other assets and is being amortized over the term of the agreement. On December 31, 2002, the unamoritized balance was $289,000.

     PHILIPPINE PENSION REQUIREMENT - The Philippine government enacted legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 60% of one month's pay for each year of employment with the Company. The liability for the future payment is insignificant at December 31, 2002. Under the legislation, the Company is not required to fund future costs, if any.

     INDEMNIFICATIONS - The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on a maximum potential future payments. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

     LIENS - In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of December 31, 2002, such equipment had a book value of $570,000.

6.   CAPITAL STOCK

     COMMON STOCK - On each of December 7, 2000 and March 23, 2001, the Company paid two-for-one stock dividends. In addition, in 2001 the stockholders increased the number of common shares the Company is authorized to issue to 75,000,000. The financial statements and notes thereto, including all share and per share amounts, have been restated to reflect all such splits.

     PREFERRED STOCK - The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

     STOCKHOLDER RIGHTS PLAN - On December 16, 2002, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which one right ("Right") was declared as a dividend for each share of the Company's common stock outstanding. The purpose of the plan is to deter a hostile takeover of the Company. Each Right entitles its holders to purchase, under certain conditions, one one-thousandth of a share of newly authorized Series C Participating Preferred Stock ("Preferred Stock"), with one one-thousandth of a share of Preferred Stock intended to be the economic and voting equivalent of one share
of the Company's common stock.   Rights will be exercisable only if a person or
group acquires beneficial ownership of 15% (25% in the case of specified executive officers of the Company) or more of the Company's common stock or commences a tender or exchange offer, upon the consummation of which such person or group would beneficially own such percentage of the common stock. Upon such an event, the Rights enable dilution of the acquiring person's or group's interest by providing that other holders of the Company's common stock may purchase, at an exercise price of $4.00, the Company's common stock having a market value of $8.00 based on the then market price of the Company's common stock, or at the discretion of the Board of Directors, Preferred Stock, having double the value of such exercise price. The Company will be entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Rights Plan. The Rights themselves have no voting power and will expire on December 26, 2012, unless earlier exercised, redeemed or exchanged.

     COMMON STOCK RESERVED - At December 31, 2002, the Company reserved for issuance approximately 9,870,000 shares of common stock pursuant to the Company's stock option plans (including an aggregate of 1,057,164 options issued to the Company's current and to its prior Chairman which were not granted pursuant to stockholder approved stock option plans).

     TREASURY STOCK - During the years ended December 31, 2002 and 2001, the Company repurchased 340,000 shares and 270,000 shares, respectively, of its common stock at a cost of $360,000 and $1,639,000, respectively.

     In August 2002, the Board of Directors authorized the repurchase of up to $1.5 million of the Company's common stock, of which approximately $1,140,000 remains available for repurchase under the program at December 31, 2002.

7.     STOCK OPTIONS

     The Company adopted, with stockholder approval, 1993, 1994, 1994 Disinterested Director, 1995, 1996, 1998, 2001, and 2002 Stock Option Plans (the "1993 Plan," "1994 Plan," "1994 DD Plan," "1995 Plan," "1996 Plan," "1998 Plan,"
"2001 Plan," and "2002 Plan") which provide for the granting of options to purchase not more than an aggregate of 1,050,000, 1,260,000, 210,000, 2,400,000,
1,999,992, 3,600,000, 900,000, and 950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

     The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1993 Plan after April 30, 2003; under the 1994 Plan and 1994 DD Plan after May 19, 2004; under the 1995 Plan after May 16, 2005; under the 1996 Plan after July 8, 2006; under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan until after June 30, 2012.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, to the extent the exercise price of options granted to employees is equal to or greater than the market value of the underlying common stock on the date of grant, compensation expense is not recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000, consistent with the provisions of SFAS No. 123, the Company would have reflected a net loss of approximately $7.1 million or $(.33) basic and diluted in 2002; a net loss of $837,000 or $(.04) per share, basic and diluted, in 2001; and net income of $5.5 million or $.27 per share, basic, and $.24 per share, diluted in 2000. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of four years; risk free interest rate of 3.5% in 2002, 5% in 2001, and 6% in 2000, expected volatility of 119% in 2002, 118% in 2001, and 115% in 2000; and a zero dividend yield.

     The following table presents information related to stock options for 2002, 2001 and 2000.


                                                    WEIGHTED
                                                    AVERAGE     WEIGHTED                WEIGHTED
                     PER SHARE                     REMAINING    AVERAGE                 AVERAGE
                     RANGE OF          NUMBER     CONTRACTUAL   EXERCISE     NUMBER     EXERCISE
                  EXERCISE PRICES   OUTSTANDING      LIFE        PRICE     EXERCISABLE   PRICE
                  ----------------  ------------  ------------  ---------  -----------  --------

Balance 1/1/00    $0.25 - 0.47      1,321,320          2         $0.34      1,321,320    $0.34
                  $0.50 - 0.75      3,645,740          3         $0.58      2,056,940    $0.57
                  $1.19 - 2.00        794,196          2         $1.62        437,796    $1.31
                                    ---------                               ---------
                                    5,761,256                               3,816,056
                                                                            =========

Cancelled         $0.35 - 2.00       (267,840)                   $0.85
Granted           $1.57 - 2.69      2,729,600                    $1.97
Exercised         $0.25 - 2.00       (902,440)                   $0.61
                                    ---------

Balance 12/31/00  $0.25 - 0.47      1,019,640          2         $0.34      1,019,640    $0.34
                  $0.50 - 0.75      2,858,632          3         $0.58      2,429,632    $0.56
                  $1.29               399,996          2         $1.29        399,996    $1.29
                  $1.56 - 2.25      2,699,108          4         $1.90        295,984    $1.73
                  $2.50 - 2.69        343,200          5         $2.52            -        -
                                    ---------                               ---------
                                    7,320,576                               4,145,252
                                                                            =========

Cancelled         $2.00 - 6.10       (156,127)                   $3.83
Granted           $3.05 - 6.57      1,292,200                    $5.42
Exercised         $0.25 - 4.00       (605,357)                   $0.71
                                    ---------

Balance 12/31/01  $0.25 - 0.47        979,644          1         $0.35        979,644    $0.35
                  $0.50 - 0.75      2,406,818          2         $0.58      2,406,818    $0.58
                  $1.29               399,996          1         $1.29        399,996    $1.29
                  $1.56 - 2.25      2,564,992          4         $1.89        928,903    $1.87
                  $2.50 - 2.69        277,642          4         $2.50         80,519    $2.50
                  $3.05 - 4.60         29,200          4         $3.70              0      -
                  $5.43 - 5.89      1,180,000          4         $5.45              0      -
                  $6.00 - 6.57         13,000          4         $6.21              0      -
                                    ---------                               ---------
                                    7,851,292                               4,795,880
                                                                            =========

Cancelled         $0.25 - 6.22       (489,482)                   $1.29
Granted           $1.00 - 4.60        220,750                    $3.64
Exercised         $0.25 - 0.50       (317,676)                   $0.35
                                    ---------

Balance 12/31/02  $0.25 - 0.47        445,668          2         $0.41        445,668    $0.41
                  $0.50 - 0.75      2,347,922          2         $0.59      2,347,922    $0.59
                  $1.00 - 1.29        409,996          5         $1.28        399,996    $1.28
                  $1.56 - 2.25      2,421,548          3         $1.88      1,524,469    $1.87
                  $2.50               228,800          3         $2.50        124,026    $2.50
                  $3.00 - 4.60        232,950          5         $3.74         12,105    $3.68
                  $5.43 - 5.89      1,170,000          4         $5.45        544,855    $5.45
                  $6.00 - 6.57          8,000          4         $6.24          3,416    $6.25
                                    ---------                               ---------
                                    7,264,884                               5,402,457
                                    =========                               =========



     Generally, options granted vest over a four year period and have a five year life. The weighted average fair value as of the date of grant for options granted in 2002, 2001 and 2000 is $3.64, $4.25 and $1.58, respectively.

     In September 2002, the Company extended the expiration date of options to the Chief Executive Officer to purchase 6,672, 248,496, 360,000, 399,996 and 123,996 shares of its common stock at $.42, $.50, $.58, $1.29 and $.25 per share, respectively. In connection with this transaction, compensation expense of approximately $513,000 was recorded in the year ended December 31, 2002 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended. No compensation expense was recognized in connection with stock option grants for the years ended December 31, 2001 and 2000, since the exercise price of options granted in those years equaled or exceeded the market value of the underlying common stock on the date of grant. Compensation expense is included as a component of selling and administrative expenses.

8.     SEGMENT  REPORTING  AND  CONCENTRATIONS

     As a result of the acquisition of ISOGEN International in December 2001, the Company's management currently monitors its operations through two reporting segments: (1) content services and (2) systems integration and training. The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company offers such services as a comprehensive outsourcing solution and individually as discrete activities. The Company's systems integration and training operating segment offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

                                         2002      2001
                                         (in thousands)

Revenues
--------
Content services                       $33,089   $57,825
Systems and training services            3,296       453
                                       -------   -------

Total consolidated                     $36,385   $58,278
                                       =======   =======

(Loss) income before income taxes (a)
-------------------------------------
Content services                       $(3,649)  $ 1,959
Systems and training services           (2,193)       28
                                       -------   -------

Total consolidated                     $(5,842)  $ 1,987
                                       =======   =======

(a) Corporate overhead has not been allocated to the systems and training services segment.




                                  DECEMBER 31,
                                 -------------
                                  2002    2001
                                 ------  ------
                                (IN THOUSANDS)

Total assets
------------
Content services                $20,721  $28,414
Systems and training services     1,976    1,680
                                -------  -------

Total consolidated              $22,697  $30,094
                                =======  =======


     One client accounted for 30% and 27% of the Company's revenues for the years ended December 31, 2002 and 2001 respectively, and a second client accounted for 16% of the Company's revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% and 54% of the Company's revenues in the years ended December 31, 2001 and 2000, respectively. No other client accounted for 10% or more of revenues during this period. Further, in the years ended December 31, 2002, 2001 and 2000, export revenues, substantially all of which were derived from European clients, accounted for 23%, 13%, and 10%, respectively, of the Company's revenues.

     A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2002, approximately 33% of the Company's accounts receivable was from foreign (principally European) clients.

9.   (LOSS) INCOME PER SHARE





                                               2002      2001     2000
                                      (in thousands, except per share amounts)

Net (loss) income                            $(5,165)  $ 1,348  $ 6,168
                                             =======   =======  =======

Weighted average common shares outstanding    21,489    21,332   20,262
Dilutive effect of outstanding options           -       3,312    3,016
                                             -------   -------  -------

Adjusted for dilutive computation             21,489    24,644   23,278
                                             =======   =======  =======

Basic (loss) income per share                  $(.24)     $.06     $.30
                                               =====      ====     ====

Diluted (loss) income per share                $(.24)     $.05     $.26
                                               =====      ====     ====



     Diluted net loss per share in 2002 does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 1,542,000 for the year ended December 31, 2002.

10.  RESTRUCTURING COSTS AND ASSET IMPAIRMENT

     During the fourth quarter 2001, the Company commenced certain actions to reduce production operations at a wholly owned Asian subsidiary that was operating at a loss and to reduce overall excess capacity in Asia. Such activities, which culminated in the cessation and closure of all operations at such subsidiary and included employee layoffs, were completed in 2002. In addition, during 2002 the Company closed a second facility, resulting in the write-off of property and equipment associated with the closed facility totaling approximately $244,000. Such write-off of equipment has been classified as Restructuring Costs and Asset Impairment for the year ended December 31, 2002.

     Included in Restructuring Costs and Asset Impairment for the year ended December 31, 2001 are estimated facility closure costs, including employee related costs, approximating $600,000, and the write-off of leasehold improvement costs totaling approximately $265,000. In 2002, the Company paid approximately $350,000 in closing costs.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)





                                       FIRST   SECOND      THIRD     FOURTH
                                      QUARTER  QUARTER    QUARTER    QUARTER
                                         (in thousands, except per share)
2002
Revenues                              $12,556  $10,389   $ 7,278   $ 6,162
Net income (loss)                         243     (899)   (2,521)   (1,988)
Net income (loss) per share              $.01    $(.04)    $(.12)    $(.09)
Diluted net income (loss) per share      $.01    $(.04)    $(.12)    $(.09)

2001
Revenues                              $18,058  $ 13,782  $ 13,849  $ 12,589
Net income (loss)                       2,683       110        40    (1,485)
Net income (loss) per share              $.13      $.01      $ -      $(.07)
Diluted net income (loss) per share      $.11      $ -       $ -      $(.07)





                                    PART III

ITEM 10. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

     The directors and officers of the Company are as follows:


NAME                                   AGE         POSITION
----                                   ---         --------

Jack Abuhoff                            41      Chairman of the Board of Directors,
                                                Chief Executive Officer and President

Todd Solomon                            41      Vice Chairman of the Board of Directors
                                                and Consultant

Dr. Charles F. Goldfarb                 63      Director

John R. Marozsan                        61      Director

Haig S. Bagerdjian                      47      Director

Louise C. Forlenza                      53      Director

George Kondrach                         50      President - ISOGEN International, LLC

Stephen Agress                          41      Vice President - Finance

Klaas Brouwer                           36      Vice President - Technology

Al Girardi                              37      Vice President - Strategic Communications

Ashok Mishra                            47      Vice President - Project Delivery

Jan Palmen                              48      Vice President - Sales

Jurgen Tanpho                           38      Vice President - Operations

Amy R. Agress                           38      Secretary and Corporate Counsel



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

     LOUISE C. FORLENZA has, for the past 10 years, provided audit consultancy, management advisory, and tax planning services to a diverse group of corporate clients. From 1987 through 1992, she was the Chief Financial Officer and Chief Operating Officer of Intercontinental Exchange Partners, an international foreign exchange company, and served as a Director and as chair of its International Audit Committee. Prior to joining Intercontinental, she was the Chief Financial Officer of Bierbaum-Martin, a foreign exchange firm. Ms. Forlenza is a Director and Audit Committee chair of Medical Documents International Inc., a provider of medical information, and served as a Director and chair of the Finance Committee at A&M Foods. She participates actively in various not-for-profit and philanthropic organizations including as benefit chair for Greenwich Hospital and finance committee for The Acting Company, a New York City based promoter of arts and literacy founded in 1972 by actor John Houseman. Ms. Forlenza is a certified public accountant and served on the faculty of the accounting department of Iona College having graduated with a B.B.A. in Accounting from Iona College (1971).

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

     AL GIRARDI joined the Company as Vice President - Strategic Communications in July 2002. Prior to joining the Company, Mr. Girardi was Vice President, Marketing, Communications & Brand Strategy at Antenna Software, a developer of web-based, wireless CRM software applications from February 2000 to January 2002. From February 1999 to January 2000, Mr. Girardi was Managing Director of the Corporate Branding Practice at Bozell Sawyer Miller (now Weber Shandwick), a leading worldwide strategic communications company, whose clients included General Electric, Moster.com, Unisys and Fujitsu. Prior to that, Mr. Girardi was Vice President, Corporate and Financial Communications for Grey Communications International. Mr. Girardi holds a B.A. from Vassar College
(1987) and an MSJ from Northwestern University (1991).

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

     JURGEN TANPHO was elected Vice President - Operations in March 1998. He served in various management capacities since joining the Company in 1991, including the position of Assistant to the President. He holds a B.S. degree in industrial engineering from the University of the Philippines (1986).

     AMY R. AGRESS was elected Secretary in June 2001 and has served as the Innodata's Corporate Counsel since 1998. Prior to joining Innodata, she was an associate at a general practice law firm in Manhattan. Ms. Agress holds a J.D. degree from Fordham University School of Law (1989) and a B.A. degree from New York University (1986).

     There are no family relationships between or among any directors or officers of the Company, except for Mr. Agress and Ms. Agress, who are husband and wife. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company believes that during the period from January 1, 2002 through December 31, 2002 all executive officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 2002 to the Company's Chief Executive Officer and to those other executive officers whose aggregate salary and bonus in 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE



                                       ANNUAL COMPENSATION
                                       -------------------    NUMBER OF
NAME AND POSITION            CALENDAR                       STOCK OPTIONS
                               YEAR     SALARY     BONUS      AWARDED

Jack Abuhoff                   2002    $315,600  $    -       1,139,160 (a)
Chairman of the Board of       2001     315,600       -             -
Directors, Chief Executive     2000     297,892    75,000     1,020,000
Officer and President

George Kondrach                2002    $200,000  $ 10,660       150,000
President -                    2001      16,667       -             -
ISOGEN International, LLC
Subsidiary

Stephen Agress                 2002    $169,000  $    -             -
Vice President - Finance       2001     169,000       -         100,000
                               2000     164,800    24,720       100,000

Klaas Brouwer                  2002    $101,400  $    -             -
Vice President - Technology    2001     101,400       -         100,000
                               2000      92,950    25,097       100,000

Jan Palmen                     2002    $156,000  $ 72,338           -
Vice President - Sales         2001     156,000    40,817       100,000
                               2000     138,000   115,719       140,000

Jurgen Tanpho                  2002    $105,716  $    -             -
Vice President - Operations    2001     105,716       -         100,000
                               2000     102,724    15,409       100,000

(a) Represents options granted in 1997 for which the expiration date was extended from 2002 to 2007.



The above compensation does not include certain other personal benefits, the total value of which does not exceed as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation. The Company has not granted any stock appreciation rights nor does it have any "long-term incentive plans," other than its stock option plans.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS





                                                                   POTENTIAL REALIZED
                               PERCENT OF                           VALUE AT ASSUMED
                              TOTAL OPTIONS                         ANNUAL RATES OF
                 NUMBER OF     GRANTED TO                          STOCK APPRECIATION
                  OPTIONS      EMPLOYEES     EXERCISE  EXPIRATION   FOR OPTION TERM
NAME              GRANTED    IN FISCAL YEAR    PRICE      DATE         5%      10%

Jack Abuhoff       6,672 (a)      -%           $0.42      9/07     $  7,000  $ 10,000

Jack Abuhoff     248,496 (a)     18%           $0.50      9/07     $253,000  $352,000

Jack Abuhoff     360,000 (a)     26%           $0.58      9/07     $338,000  $481,000

Jack Abuhoff     399,996 (a)     29%           $1.29      9/07     $ 92,000  $251,000

Jack Abuhoff     123,996 (a)      9%           $0.25     12/07     $157,000  $207,000

George Kondrach  150,000 (b)     11%           $4.00      3/07     $    -    $    -

(a) Represents options granted in 1997 for which the expiration date was extended from 2002 to 2007.

(b) 25% of the options vest on March 31, 2003; thereafter, the remainder vest on a linear basis over 36 months.




                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR;
                          FISCAL YEAR END OPTION VALUES

                   SHARES                 NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                  ACQUIRED     VALUE    OPTIONS AT FISCAL YEAR END  MONEY OPTIONS AT FISCAL YEAR END
NAME             ON EXERCISE  REALIZED  EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE

Jack Abuhoff        20,988     21,407       2,049,942/446,718                $467,398/$-

George Kondrach        -          -              -   /150,000                       -/-

Stephen Agress         -          -           278,407/89,593                   65,040/-

Klaas Brouwer          -          -           194,407/89,593                   26,040/-

Jan Palmen             -          -           204,070/107,930                  20,880/-

Jurgen Tanpho          -          -           326,083/89,593                   86,971/-



DIRECTORS COMPENSATION

     Messrs. Bagerdjian and Marozsan and Ms. Forlenza are compensated at the rate of $1,250 per month, plus out-of-pocket expenses for each meeting attended. In addition, on June 11, 2001, Messrs. Bagerdjian and Marozsan were each granted options to purchase 40,000 shares at an exercise price of $5.59 per share.

     Dr. Charles F. Goldfarb is compensated at a rate of $2,000 per month, plus out-of-pocket expenses for each meeting attended. In addition, Dr. Goldfarb received approximately $1,250 and $29,000 in fees for certain special assignments in 2002 and 2001, respectively, and was granted options in 2001 to purchase 40,000 shares at an exercise price of $5.44 per share.

     The Company has an arrangement with Mr. Todd Solomon, its former President and CEO, that provides for a salary of $75,000 per annum. In addition, Mr. Solomon was granted options in 2001 to purchase 176,000 shares at an exercise price of $5.44 per share. Mr. Solomon serves as Vice Chairman of the Board and in certain capacities as designated by the CEO or the Board of Directors.

     Mr. Barry Hertz was paid at a rate of $75,000 per annum for services performed as Chairman of the Board of Directors until his resignation on May 7, 2001. In addition, Mr. Hertz received options to purchase 250,000 shares at an exercise price of $5.44 per share in 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Through September 10, 2002, the compensation committee comprised of Messrs. Bagerdjian, Solomon, and Marozsan, none of whom are currently executive officers of the Company. The Company has an arrangement with Mr. Solomon, who served as President and Chief Executive Officer of the Company through September 1977, which provides for a current salary of $75,000 per annum. On September 11, 2002, Mr. Solomon resigned as a member of the Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2002:

                             NUMBER OF
                      SECURITIES TO BE ISSUED  WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                         UPON EXERCISE OF      EXERCISE PRICE OF    REMAINING AVAILABLE FOR
                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,  FUTURE ISSUANCE UNDER
PLAN CATEGORY           WARRANTS AND RIGHTS    WARRANTS AND RIGHTS  EQUITY COMPENSATION PLANS
                              (A)                     (B)                   (C)

Equity compensation
 plans approved
 by security holders       6,207,000                 $2.19               2,605,000

Equity compensation
 plans not approved
 by security holders       1,057,000(1)              $0.83                     -
                           ---------                 -----               ---------

Total                      7,264,000                 $1.99               2,605,000
                           =========                 =====               =========



(1) Consists of (i) stock options to purchase 42,000 shares of common stock granted to the Company's former Chairman pursuant to an agreement entered into in 1993, and (ii) stock options to purchase 1,015,164 shares of common stock granted to the Company's current Chairman pursuant to an agreement entered into at time of hire.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2003, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Executive Officers whose total annual salary and bonus compensation exceeded $100,000 in 2002 and (iv) all Executive Officers and Directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o Company, Three University Plaza, Hackensack, New Jersey 07601.

                                                SHARES OWNED BENEFICIALLY(1)
                                       AMOUNT AND NATURE
NAME AND ADDRESS OF                     OF BENEFICIAL
BENEFICIAL OWNER                         OWNERSHIP        PERCENT OF CLASS

Track Data Corporation (2)               1,893,356              8.8%

DIRECTORS:

Todd Solomon (3)                         3,018,805             13.6%

Jack Abuhoff (4)                         2,270,913              9.6%

Charles Goldfarb (5)                        83,298               *

John R. Marozsan (6)                        13,333               *

Haig S. Bagerdjian (6)                      23,333               *

Louise C. Forlenza                           2,500               *

NAMED EXECUTIVE OFFICERS:

Stephen Agress (7)                         591,606              2.7%

Jurgen Tanpho (8)                          390,413              1.8%

Klaas Brouwer (9)                          232,071              1.1%

Jan Palmen (10)                            224,067              1.0%

George Kondrach (11)                       67,452                *

All Executive Officers and Directors
as a Group (12 persons) (12)            6,936,747              27.0%
________________________

* Less than 1%.
1. Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 21,435,386 shares outstanding.

2. The address of Track Data Corporation ("TDC") is 95 Rockwell Place, Brooklyn, New York 11217. TDC is controlled by Barry Hertz, its Chairman and principal shareholder. The information above does not include 33,600 shares held in a pension plan for the benefit of Mr. Hertz and exercisable options held by Mr. Hertz to purchase 539,677 shares of Common Stock. Including such stock options and shares, Mr. Hertz and TDC combined are beneficial owners of 2,466,633 shares of common stock, representing 11% of the total shares outstanding.

3. Includes currently exercisable options to purchase 790,645 shares of Common Stock.

4. Includes currently exercisable options to purchase 2,134,929 shares of Common Stock.

5. Includes currently exercisable options to purchase 82,498 shares of Common Stock.

6. Includes currently exercisable options to purchase 13,333 shares of Common Stock.

7. Includes (i) currently exercisable options held by Mr. Agress to purchase 295,071 shares of Common Stock and (ii) currently exercisable options held by his wife to purchase 54,495 shares of Common Stock. Mr. Agress disclaims beneficial ownership in the shares attributable to his wife.

8. Includes currently exercisable options to purchase 342,747 shares of Common Stock.

9. Includes currently exercisable options to purchase 211,071 shares of Common Stock.

10. Consists of shares currently issuable upon exercisable options granted under the Company's stock option plans.

11. Includes currently exercisable options to purchase 40,625 shares of Common Stock

12. Includes currently exercisable options to purchase 4,167,275 shares of Common Stock.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In May 2001, the Company entered into an agreement with Mr. Barry Hertz, its then Chairman of the Board, pursuant to which he is continuing to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him at that time $400,000 in exchange for a six year non-compete agreement.

ITEM 14.  CONTROLS AND PROCEDURES.

   (a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

   (b)  Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.


EXHIBIT  DESCRIPTION                                      FILED AS EXHIBIT
-------  -----------                                      ----------------

3.1      Restated Certificate of Incorporation            Exhibit 3.1 to Form SB-2 Registration
                                                            Statement No. 33-62012

3.2      Form of Amended and Restated By-Laws             Exhibit 3.1 to Form 8-K dated
                                                            December 16, 2002

3.3      Form of Certificate of Designation of            Filed as Exhibit A to Exhibit 4.1
         Series C Participating Preferred Stock             to Form 8-K dated December 16, 2002


4.2      Specimen of Common Stock certificate             Exhibit 4.2 to Form SB-2 Registration
                                                            Statement No. 33-62012

4.3      Form of Rights Agreement, dated as of            Exhibit 4.1 to Form 8-K dated
         December 16, 2002 between Innodata Corporation     December 16, 2002
         and American Stock Transfer & Trust Co., as
         Rights Agent

10.1     1994 Stock Option Plan                           Exhibit A to Definitive Proxy dated
                                                            August 9, 1994

10.2     1993 Stock Option Plan                           Exhibit 10.4 to Form SB-2 Registration
                                                            Statement No. 33-62012

10.3     Form of Indemnification Agreement                Filed herewith

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

10.5     1995 Stock Option Plan                           Exhibit A to Definitive Proxy
                                                            dated August 10, 1995

10.6     1996 Stock Option Plan                           Exhibit A to Definitive Proxy dated
                                                            November 7, 1996

10.7     1998 Stock Option Plan                           Exhibit A to Definitive Proxy dated
                                                            November 5, 1998

10.8     2001 Stock Option Plan                           Exhibit A to Definitive Proxy dated
                                                            June 29, 2001

10.9     2002 Stock Option Plan                           Exhibit A to Definitive Proxy dated
                                                            September 3, 2002

21       Significant subsidiaries of the registrant       Filed herewith

23       Consent of Grant Thornton LLP                    Filed herewith

99.1     Certification Pursuant to 18 U.S.C. Section      Filed herewith
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

99.2     Certification Pursuant to 18 U.S.C. Section      Filed herewith
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.



(b) Form 8-K Report. During the three months ended December 31, 2002, a Form 8-K was filed dated as of December 16, 2002, announcing under Item 5 the adoption of Amended and Restated By-laws for the Company and the adoption of a stockholder Rights Agreement.

(d)  Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNODATA CORPORATION


                                   By        /s/
                                     ------------------------------------------
                                        Jack Abuhoff
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                                  Date
---------                             -----                                  ----
 /s/
------------------------------------
Jack Abuhoff                          Chairman of the Board of Directors,    March 26, 2003
                                      Chief Executive Officer and President

 /s/
------------------------------------  Vice Chairman of the Board of          March 26, 2003
Todd Solomon                          Directors and Consultant

 /s/
------------------------------------
Stephen Agress                        Vice President - Finance               March 26, 2003
                                      Chief Accounting Officer (Principal
                                      Accounting and Financial Officer)

 /s/
------------------------------------
Haig S. Bagerdjian                    Director                               March 26, 2003

 /s/
------------------------------------
Louise C. Forlenza                    Director                               March 26, 2003

 /s/
------------------------------------
Dr. Charles F. Goldfarb               Director                               March 26, 2003

 /s/
------------------------------------
John R. Marozsan                      Director                               March 26, 2003




                                 CERTIFICATIONS

I, Jack Abuhoff, certify that:

1.   I have reviewed this annual report on Form 10-K of Innodata Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003

                                         /s/
                                   -------------------------------------
                                   Jack Abuhoff
                                   Chairman of the Board,
                                   Chief Executive Officer and President


I, Stephen Agress, certify that:

1.   I have reviewed this annual report on Form 10-K of Innodata Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003

                                        /s/
                                        ------------------------------------
                                        Stephen Agress
                                        Vice President, Finance and
                                        Chief Accounting Officer



                              INNODATA CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 was as follows:


                                         ADDITIONS
                             ----------------------------------
            BALANCE AT           CHARGED TO        CHARGED TO                 BALANCE AT
PERIOD  BEGINNING OF PERIOD  COSTS AND EXPENSES  OTHER ACCOUNTS  DEDUCTIONS  END OF PERIOD
------  -------------------  ------------------  --------------  ----------  -------------

2002         $1,853               $  -              $ -           $  (599)       $1,254

2001         $  884               $2,942            $ -           $(1,973)       $1,853

2000         $  580               $  304            $ -           $   -          $  884