Form 10-Q
period 2003-03-31
INNODATA CORP
filed 2003-05-15
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
/x/ Quarterly report under section 13 or 15(d) of the securities exchange act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                                 --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes / /   No /x/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    21,456,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF APRIL 30, 2003.


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

            See page 15

Item 4.     Controls and Procedures
            -----------------------

            See page 15


PART ll.    OTHER INFORMATION
--------    -----------------

            See page 16



                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                           MARCH 31,       DECEMBER 31,
                                             2003            2002
                                        --------------  --------------
                                          Unaudited      Derived from
                                                           audited
                                                          financial
                                                          statements
ASSETS

CURRENT ASSETS:
 Cash and equivalents                       $ 5,765        $ 7,255
 Accounts receivable-net                      4,530          3,253
 Prepaid expenses and other current assets      728            706
 Refundable income taxes                      1,412          1,491
 Deferred income taxes                        1,500          1,501
                                            -------         ------

     Total current assets                    13,935         14,206

PROPERTY AND EQUIPMENT - NET                  6,104          6,707

OTHER ASSETS                                    859          1,109

GOODWILL                                        675            675
                                            -------        -------

TOTAL                                       $21,573        $22,697
                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses      $ 2,532        $ 2,655
 Accrued salaries and wages                   2,706          2,526
 Income and other taxes                         401            455
                                            -------        -------

     Total current liabilities                5,639          5,636
                                            -------        -------

DEFERRED INCOME TAXES PAYABLE                 1,478          1,492
                                            -------        -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
  authorized 75,000,000 shares; issued
  22,046,000 shares at March 31, 2003 and
  December 31, 2002, respectively               220            220
 Additional paid-in capital                  14,084         14,084
 Retained earnings                            2,151          3,264
                                            -------        -------

                                             16,455         17,568
 Less: treasury stock - at
  cost; 610,000 shares                       (1,999)        (1,999)
                                            -------        -------

     Total stockholders' equity              14,456         15,569
                                            -------        -------

TOTAL                                       $21,573        $22,697
                                            =======        =======

See notes to unaudited condensed consolidated financial statements




                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                  2003      2002
                                               --------  --------

REVENUES                                       $ 6,653   $12,556
                                               -------   --------

OPERATING COSTS AND EXPENSES:
 Direct operating expenses                       5,825     9,739
 Selling and administrative expenses             2,046     2,483
 Interest (income) - net                            (9)       (4)
                                               -------   -------

     Total                                       7,862    12,218
                                               -------   -------
(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION
   FOR INCOME TAXES                             (1,209)      338

(BENEFIT FROM) PROVISION FOR INCOME TAXES          (96)       95
                                               -------   -------
NET (LOSS) INCOME                              $(1,113)  $   243
                                               =======   =======

BASIC (LOSS) INCOME PER SHARE                    $(.05)     $.01
                                                 =====      ====
WEIGHTED AVERAGE SHARES OUTSTANDING             21,436    21,450
                                               =======   =======

DILUTED (LOSS) INCOME PER SHARE                  $(.05)     $.01
                                                 =====      ====
ADJUSTED DILUTIVE SHARES OUTSTANDING            21,436    23,901
                                               =======   =======

See notes to unaudited condensed consolidated financial statements



                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                2003     2002
                                                              --------  -------

OPERATING ACTIVITIES:
 Net (loss) income                                            $(1,113)  $  243
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                1,049    1,434
   Deferred income taxes                                          (13)     -
   Changes in operating assets and liabilities:
     Accounts receivable                                       (1,277)    (100)
     Prepaid expenses and other current assets                   (166)    (299)
     Refundable income taxes                                       79      (59)
     Other assets                                                 233      198
     Accounts payable and accrued expenses                       (120)    (582)
     Accrued salaries and wages                                   180      410
     Income and other taxes                                       (54)     (82)
                                                              -------   ------

       Net cash (used in) provided by operating activities     (1,202)   1,163
                                                              -------   ------

INVESTING ACTIVITIES:
 Capital expenditures                                            (288)    (133)
                                                              -------   ------

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                         -           3
                                                              -------   ------

(DECREASE) INCREASE IN CASH                                    (1,490)   1,033

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       7,255    6,267
                                                              -------   ------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 5,765   $7,300
                                                              =======   ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes                                                $     2   $    9
                                                             ========   ======

See notes to unaudited condensed consolidated financial statements



                     INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

1. Innodata Corporation and subsidiaries (the "Company") is a leading provider of digital asset services and solutions. Innodata delivers content manufacturing / outsourcing, XML transformation, and XML (and related standards-based) systems engineering and training through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the three months ended March 31, 2003 (in thousands) is as follows.





                                         ADDITIONAL
                          COMMON STOCK    PAID-IN    RETAINED   TREASURY
                         SHARES  AMOUNT   CAPITAL    EARNINGS    STOCK     TOTAL
                         ------  ------   -------    --------  --------   -------

     JANUARY 1, 2003     22,046   $220   $14,084     $ 3,264   $(1,999)   $15,569

     Net loss              -       -        -         (1,113)     -        (1,113)
                         ------   ----   -------     -------   -------    -------

     MARCH 31, 2003      22,046   $220   $14,084     $ 2,151   $(1,999)   $14,456
                         ======   ====   =======     =======   =======    =======


3. Basic (loss) earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted (loss) earnings per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options.

     Diluted net loss per share does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 642,000 for the three months ended March 31, 2003.

     The basis of the earnings per share computation for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts) is as follows:

                                                   THREE MONTHS
                                                  --------------
                                                  2003      2002
                                                 ------    ------

     Net (loss) income                           $(1,113)  $   243
                                                 =======   =======

     Weighted average common shares outstanding   21,436    21,450
     Dilutive effect of outstanding options         -        2,451
                                                 -------   -------

     Adjusted for dilutive computation            21,436    23,901
                                                 =======    ======

     Basic (loss) income per share                 $(.05)     $.01
                                                   =====      ====

     Diluted (loss) income per share               $(.05)     $.01
                                                   =====      ====

4. The Company's operations are classified into two reporting segments: (1) content services and (2) systems integration and training. The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company offers such services as a comprehensive outsourcing solution and individually as discrete activities. The Company's systems integration and training operating segment offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.



                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             2003                2002
                                            ------              ------
                                                  (in thousands)

     Revenues
     --------
     Content services                       $ 5,771             $10,921
     Systems and training services              882               1,635
                                            -------             -------

     Total consolidated                     $ 6,653             $12,556
                                            =======             =======

     (Loss) income before income taxes (a)
     -------------------------------------
     Content services                       $  (916)            $   293
     Systems and training services             (293)                 45
                                            -------             -------

     Total consolidated                     $(1,209)            $   338
                                            =======             =======

(a) In 2002, corporate overhead was not allocated to the systems and training services segment. In 2003, corporate overhead has been allocated to the systems and training services segment based upon a percentage of consolidated sales. For comparative purposes, income before income taxes for the three months ended March 31, 2002 has been reclassified to allocate corporate overhead using a method consistent with 2003.




                                    MARCH 31,   DECEMBER 31,
                                      2003          2002
                                    ----------  ------------
                                        (in thousands)

     Total assets
     ------------
     Content services                $19,749       $20,721
     Systems and training services     1,824         1,976
                                     -------       -------

     Total consolidated              $21,573       $22,697
                                     =======       =======

5. In the first quarter 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

6. On April 15, 2003, the Company issued a $280,000 standby letter of credit related to software purchases, which expires on October 31, 2003.

7. The Company has various stock-based employee compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                      2003    2002
                                                      ----    ----
                                        (in thousands, except per share amounts)


     Net (loss) income, as reported                 $(1,113)  $ 243

      Deduct:  Total stock-based employee
      compensation determined under fair value
      based method, net of related tax effects         (619)   (609)
                                                    -------   -----

     Pro forma net loss                             $(1,732)  $(366)
                                                    =======   =====


     (Loss) income per share:
      Basic - as reported                             $(.05)   $.01
                                                      =====    ====

      Basic - pro forma                               $(.08)  $(.02)
                                                      =====   =====

      Diluted - as reported                           $(.05)   $.01
                                                      =====    ====

      Diluted - pro forma                             $(.08)  $(.02)
                                                      =====   =====

8. In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various illegal dismissal actions in the Philippines seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

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

9. The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

10. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of March 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

11. In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of March 31, 2003, such equipment had a book value of approximately $600,000.

12. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact upon its financial statements.

13. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), which amends SFAS No. 123. SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, and requires enhanced disclosure about the method used and the effect of the method used on reported results. Under SFAS No. 148, stock-based compensation disclosures must be included with the summary of significant accounting policies and made both quarterly and annually. The Company does not plan to adopt the fair value method of accounting for stock-based compensation.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

     These forward-looking statements are based largely on the Company's current expectations, and are subject to a number of risks and uncertainties, including without limitation, continuation or worsening of present depressed market conditions, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that the Company acquires, changes in the Company's business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Revenues decreased 47% to $6,653,000 for the three months ended March 31, 2003 compared to $12,556,000 for the similar period in 2002. Revenues from the content services segment decreased 47% to $5,771,000 for the three months ended March 31, 2003 compared to $10,921,000 for the similar period in 2002. The decrease principally resulted from the loss in revenues of approximately $5.8 million from two clients whose projects were substantially completed in 2002. The shortfall was replaced in part by increased revenue from a third client of approximately $1.0 million. Revenues from the Company's systems and training segment were $882,000 for the three months ended March 31, 2003 and $1,635,000 for the similar period in 2002. The decrease is principally attributable to the completion of a significant project in the first quarter of 2002.

     One client accounted for 33% of the Company's revenues for the three months ended March 31, 2003. One other client, whose projects were substantially completed in 2002, accounted for 35% of the Company's revenues in the three months ended March 31, 2002. A third client accounted for 15% of the Company's revenues in the 2002 period. Further, in the three months ended March 31, 2003 and 2002, export revenues, substantially all of which were derived from European clients, accounted for 45% and 16%, respectively of the Company's revenues.

     Direct operating expenses were $5,825,000 and $9,739,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of 40%. Direct operating expenses as a percentage of revenues were 88% in 2003 and 78% in 2002. Direct operating expenses for the content services segment were $5,014,000 and $8,649,000 in the three months ended March 31, 2003 and 2002, respectively, a decrease of 42%. Direct operating expenses as a percentage of revenues for the content services segment were 87% and 79% in the three months ended March 31, 2003 and 2002, respectively. The dollar decrease for the content services segment in the 2003 period is principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment is primarily attributable to the decrease in revenues without a corresponding decrease in management and fixed non-labor costs.
Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy. Direct operating expenses for the Company's systems and training segment were $811,000, or 92% of systems and training segment revenues, for the three months ended March 31, 2003 and $1,090,000, or 67% of revenues, for the three months ended March 31, 2002. The increase as a percent of sales for the systems and training segment was primarily attributable to a decrease in revenue without a corresponding reduction in such costs.

     Selling and administrative expenses were $2,046,000 and $2,483,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of 18%. Selling and administrative expenses for the content services segment were $1,682,000 and $2,060,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of 4%. The decrease for the content services segment is primarily due to a reduction in administrative expenses as a result of our cost reduction initiatives. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 29% in the 2003 period from 19% in the 2002 period due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the systems and training segment were $364,000, or 41% of revenues, in the three months ended March 31, 2003 compared to $423,000, or 26% of revenues, for three months ended March 31, 2002. The increase in selling and administrative expenses as a percent of revenues is primarily attributable to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     In the first quarter 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

LIQUIDITY AND CAPITAL RESOURCES

     Selected measures of liquidity and capital resources are as follows:


                                             March 31, 2003   December 31, 2002
                                             ---------------  -----------------

     Cash and Cash Equivalents                 $5,765,000       $7,255,000
     Working Capital                            8,296,000        8,570,000
     Stockholders' Equity Per Common Share*        $.67             $.73


    *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

     Net cash used in operating activities was $1,202,000 in the three months ended March 31, 2003 compared to $1,163,000 provided by operating activities for the three months ended March 31, 2002, a decrease of approximately $2,365,000. The decrease was primarily due to a decrease in net income of $1.4 million, a decrease in non-cash charges of $400,000 and a net increase in operating assets and liabilities of $611,000 (principally accounts receivable).

     Accounts receivable totaled $4,530,000 at March 31, 2003 representing approximately 56 days of sales outstanding, compared to $3,253,000, or 52 days, at December 31, 2002. The increase in accounts receivable resulted principally from higher revenues in the month of March that were not collected as of March 31, 2003.

NET CASH USED IN INVESTING ACTIVITIES

     During the three months ended March 31, 2003, the Company spent approximately $288,000 for capital expenditures, compared to approximately $133,000 in the three months ended March 31, 2002.

AVAILABILITY OF FUNDS

     The Company has a $4 million line of credit with a bank pursuant to which it may borrow up to 80% of eligible accounts receivable. Eligible accounts receivable, which excludes foreign receivables as well as receivables outstanding in excess of 90 days, approximated $1.7 million as of March 31, 2003. The line, which is due on demand and was unused at March 31, 2003, is collateralized by accounts receivable. Interest is charged at 1/2% above the bank's prime rate. The line expires on May 31, 2003, and the Company does not anticipate that the line will be renewed.

     On April 15, 2003, the Company issued a $280,000 standby letter of credit related to software license purchases which expires on October 31, 2003.

     Management believes that existing cash and internally generated funds will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At March 31, 2003, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense.

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


PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings. Not Applicable
           -----------------

Item 2.    Changes in Securities. Not Applicable
           ---------------------

Item 3.    Defaults upon Senior Securities. Not Applicable
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders. Not
           ---------------------------------------------------
           Applicable

Item 5.    Other Information. Not Applicable
           -----------------

Item 6.    (a) Exhibits.  None
               --------

           (b) Form 8-K Report.  None
               ---------------


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA  CORPORATION



         Date:   May 15, 2003             /s/
                 ------------             -------------------------------
                                          Jack Abuhoff
                                           Chairman of the Board,
                                           Chief Executive Officer and President


         Date:  May 15, 2003              /s/
                ------------              -------------------------------
                                          Stephen Agress
                                           Vice President, Finance
                                           Chief Accounting Officer



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


Dated:  May 15, 2003

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


Dated:  May 15, 2003

                                          /s/
                                          -------------------------------
                                          Stephen Agress
                                           Vice President, Finance
                                           Chief Accounting Officer