Form 10-Q
period 2003-06-30
INNODATA CORP
filed 2003-08-14
CIK 903651

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2003

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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

     21,572,000 shares of common stock, $.01 par value, as of July 31, 2003.

PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements
              -------------------
              See pages 2-11

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

              See pages 12-20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------

              See page 19

Item 4.       Controls and Procedures
              -----------------------

              See pages 19-20


PART ll.      OTHER INFORMATION
--------      -----------------

              See page 21

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                       June 30,    December 31,
                                                                                         2003         2002
                                                                                         ----         ----
                                                                                       Unaudited   Derived from
                                                                                                     audited
                                                                                                    financial
                                                                                                   statements
                                                                                       --------     --------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                                 $  5,787    $  7,255
  Accounts receivable-net                                                                 5,216       3,253
  Refundable income taxes                                                                 1,467       1,491
  Prepaid expenses and other current assets                                                 776         706
  Deferred income taxes                                                                   1,492       1,501
                                                                                       --------    --------

         Total current assets                                                            14,738      14,206

PROPERTY AND EQUIPMENT - NET                                                              5,915       6,707

OTHER ASSETS                                                                                852       1,109

GOODWILL                                                                                    675         675
                                                                                       --------    --------

TOTAL                                                                                  $ 22,180    $ 22,697
                                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                $  3,057    $  2,655
  Accrued salaries and wages                                                              2,894       2,526
  Income and other taxes                                                                    427         455
                                                                                       --------    --------

         Total current liabilities                                                        6,378       5,636
                                                                                       --------    --------

DEFERRED INCOME TAXES PAYABLE                                                             1,291       1,492
                                                                                       --------    --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 75,000,000 shares; issued, 22,217,000
     and 22,046,000 shares at June 30, 2003 and December 31, 2002, respectively             222         220
  Additional paid-in capital                                                             14,820      14,084
  Retained earnings                                                                       1,515       3,264
                                                                                       --------    --------

                                                                                         16,557      17,568
  Less: treasury stock - at cost; 645,000 and 610,000 shares at June 30, 2003 and
    December 31, 2002 respectively                                                       (2,046)     (1,999)
                                                                                       --------    --------

         Total stockholders' equity                                                      14,511      15,569
                                                                                       --------    --------

TOTAL                                                                                  $ 22,180    $ 22,697
                                                                                       ========    ========


       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE  MONTHS  ENDED JUNE 30,  2003 AND 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                           2003        2002
                                         --------    --------

REVENUES                                 $  8,056    $ 10,389
                                         --------    --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                6,408       8,805
   Selling and administrative expenses      2,513       2,587
   Interest income - net                       (6)        (17)
                                         --------    --------

       Total                                8,915      11,375
                                         --------    --------
LOSS BEFORE BENEFIT FROM INCOME TAXES        (859)       (986)
BENEFIT FROM INCOME TAXES                    (223)        (87)
                                         --------    --------
NET LOSS                                 $   (636)   $   (899)
                                         ========    ========

BASIC LOSS PER SHARE                     $   (.03)   $   (.04)
                                         ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING        21,466      21,586
                                         ========    ========

DILUTED LOSS PER SHARE                   $   (.03)   $   (.04)
                                         ========    ========
ADJUSTED DILUTIVE SHARES OUTSTANDING       21,466      21,586
                                         ========    ========




       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX  MONTHS  ENDED  JUNE 30,  2003 AND 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          2003        2002
                                                        --------    --------

REVENUES                                                $ 14,709    $ 22,945
                                                        --------    --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                              12,233      18,544
   Selling and administrative expenses                     4,559       5,070
   Interest income - net                                     (15)        (21)
                                                        --------    --------

       Total                                              16,777      23,593
                                                        --------    --------
LOSS BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES     (2,068)       (648)
(BENEFIT FROM) PROVISION FOR INCOME TAXES                   (319)          8
                                                        --------    --------
NET LOSS                                                $ (1,749)   $   (656)
                                                        ========    ========

BASIC LOSS PER SHARE                                    $   (.08)   $   (.03)
                                                        ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING                       21,451      21,518
                                                        ========    ========

DILUTED LOSS PER SHARE                                  $   (.08)   $   (.03)
                                                        ========    ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                      21,451      21,518
                                                        ========    ========



       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (In thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                 2003       2002
                                                               -------    -------

OPERATING ACTIVITIES:
   Net loss income                                             $(1,749)   $  (656)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                               2,131      2,819
     Deferred income taxes                                        (192)       120
     Non-cash compensation                                         650         --
     Tax benefit from exercise of stock options                      3         --
     Changes in operating assets and liabilities:
       Accounts receivable                                      (1,963)     2,778
       Refundable income taxes                                      24         --
       Prepaid expenses and other current assets                  (370)      (396)
       Other assets                                                224        (90)
       Accounts payable and accrued expenses                       402       (640)
       Accrued salaries and wages                                  368         96
       Income and other taxes                                      (28)        11
                                                               -------    -------

         Net cash (used in) provided by operating activities      (500)     4,042
                                                               -------    -------

INVESTING ACTIVITIES:
   Capital expenditures                                         (1,006)      (248)
                                                               -------    -------

FINANCING ACTIVITIES:
   Payment of acquisition notes                                     --       (325)
   Proceeds from exercise of stock options                          38         61
                                                               -------    -------

         Net cash provided by (used in) financing activities        38       (264)
                                                               -------    -------

(DECREASE) INCREASE IN CASH                                     (1,468)     3,530
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        7,255      6,267
                                                               -------    -------

CASH AND EQUIVALENTS, END OF PERIOD                            $ 5,787    $ 9,797
                                                               =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Income taxes                                               $     2    $   218
                                                               =======    =======

       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

1. Innodata Corporation and subsidiaries (the "Company") is a provider of digital asset services and solutions. Innodata delivers content manufacturing / outsourcing, XML transformation, and XML (and related standards-based) systems engineering and training through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2003 (in thousands) is as follows.

                                                          Additional
                                         Common Stock      Paid-in    Retained    Treasury
                                      Shares     Amount    Capital    Earnings     Stock       Total
                                     --------   --------   --------   --------    --------    --------

January 1, 2003                        22,046   $    220   $ 14,084   $  3,264    $ (1,999)   $ 15,569

 Net loss                                  --         --         --     (1,749)         --      (1,749)

 Issuance of common stock
    upon exercise of stock options        171          2         83         --         (47)         38

 Tax benefit from exercise
    of options                             --         --          3         --          --           3

 Non-cash compensation                     --         --        650         --          --         650
                                     --------   --------   --------   --------    --------    --------

June 30, 2003                          22,217   $    222   $ 14,820   $  1,515    $ (2,046)   $ 14,511
                                     ========   ========   ========   ========    ========    ========

3. Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted loss per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options.

     Diluted net loss per share does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation was 723,000 and 683,000 for the three and six months ended June 30, 2003, respectively.

     The basis of the earnings per share computation for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts) is as follows:

                                                Three Months           Six Months
                                                ------------           ----------
                                               2003      2002        2003        2002
                                               ----      ----        ----        ----

Net loss income                              $  (636)   $  (899)   $ (1,749)   $   (656)
                                             =======    =======    ========    ========

Weighted average common shares outstanding    21,466     21,586      21,451      21,518
Dilutive effect of outstanding options            --         --          --          --
                                             -------    -------    --------    --------

Adjusted for dilutive computation             21,466     21,586      21,451      21,518
                                             =======    =======    ========    ========

Basic loss income per share                  $  (.03)   $  (.04)   $   (.08)   $   (.03)
                                             =======    =======    ========    ========

Diluted loss income per share                $  (.03)   $  (.04)   $   (.08)   $   (.03)
                                             =======    =======    ========    ========

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

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          ---------------------------           -------------------------
                                                            2003               2002              2003                2002
                                                            ----               ----              ----                ----
                                                                 (in thousands)                         (in thousands)

Revenues
--------
Content services                                      $         6,590    $         9,678    $        12,361    $        20,599
Systems and training services                                   1,466                711              2,348              2,346
                                                      ---------------    ---------------    ---------------    ---------------

Total consolidated                                    $         8,056    $        10,389    $        14,709    $        22,945
                                                      ===============    ===============    ===============    ===============

(Loss) income before income taxes (a)
-------------------------------------
Content services                                      $        (1,052)   $          (206)   $        (1,968)   $            87
Systems and training services                                     193               (780)              (100)              (735)
                                                      ---------------    ---------------    ---------------    ---------------

Total consolidated                                    $          (859)   $          (986)   $        (2,068)   $          (648)
                                                      ===============    ===============    ===============    ===============

                                                          June 30,          December 31,
                                                            2003               2002
                                                            ----               ----
                                                                 (in thousands)

     Total assets
     ------------
     Content services                                 $        19,813    $        20,721
     Systems and training services                              2,367              1,976
                                                      ---------------    ---------------

     Total consolidated                               $        22,180    $        22,697
                                                      ===============    ===============

     (a) In 2002, corporate overhead was not allocated to the systems and training services segment. In 2003, corporate overhead has been allocated to the systems and training services segment based upon a percentage of consolidated sales. For comparative purposes, income before income taxes for the three and six months ended June 30, 2002 has been reclassified to allocate corporate overhead using a method consistent with 2003.

6. In the three and six months ended June 30, 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

7. The Company has a $1 million line of credit with a bank, which, in August 2003, the Company secured by purchasing a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate. The line expires on May 31, 2004. On April 15, 2003, the Company issued a $280,000 standby letter of credit related to software purchases, which expires on October 31, 2003.

8. The Company has various stock-based employee compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                       Three months ended June 30,      Six months ended June 30,
                                                                       ---------------------------      -------------------------
                                                                         2003             2002             2003             2002
                                                                         ----             ----             ----             ----
                                                                         (in thousands, except            (in thousands, except
                                                                          per share amounts)                 per share amounts)

Net loss as reported                                                   $   (636)        $   (899)        $ (1,749)     $    (656)

    Deduct:  Total stock-based employee
      compensation determined under fair value
      based method, net of related tax effects                           (1,527)            (609)          (2,146)        (1,219)

    Add:  Compensation expense included in
      the determination of net income as
      reported, net of related tax effects,
      related to the extension of stock options                             455               --              455             --
                                                                       --------         --------         --------      ---------

Pro forma net loss                                                     $ (1,708)        $ (1,508)        $ (3,440)     $  (1,875)
                                                                       ========         ========         ========      =========

Loss income per share:
    Basic - as reported                                                $   (.03)        $   (.04)        $   (.08)     $    (.03)
                                                                       ========         ========         ========      =========

    Basic - pro forma                                                  $   (.08)        $   (.07)        $   (.16)     $    (.09)
                                                                       ========         ========         ========      =========

    Diluted - as reported                                              $   (.03)        $   (.04)        $   (.08)     $    (.03)
                                                                       ========         ========         ========      =========

    Diluted - pro forma                                                $   (.08)        $   (.07)        $   (.16)     $    (.09)
                                                                       ========         ========         ========      =========


9. In the second quarter 2003, the Company extended the expiration date of options ranted to certain officers, directors and employees, substantially all of which were vested, to purchase 315,000, 566,000, 522,000 and 133,000 shares of its common stock at $.47, $.50, $.67 and $2.00, respectively. In connection with the extension, the option holders agreed not to sell shares of stock acquired upon exercise of the extended options for designated periods of time ending between June 2004 to March 2005. In connection with this transaction, compensation expense of approximately $650,000 was recorded in second quarter of 2003 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended. Compensation expense is included as a component of selling and administrative.

10. In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various illegal dismissal actions in the Philippines seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

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

11. The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

12. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of June 30, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

13. In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of June 30, 2003, such equipment had a book value of approximately $600,000.

14. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact upon its financial statements.

15. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148), which amends SFAS No. 123. SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, and requires enhanced disclosure about the method used and the effect of the method used on reported results. Under SFAS No. 148, stock-based compensation disclosures must be included with the summary of significant accounting policies and made both quarterly and annually. The Company does not plan to adopt the fair value method of accounting for stock-based compensation.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Revenues decreased 22% to $8,056,000 for the three months ended June 30, 2003 compared to $10,389,000 for the similar period in 2002. Revenues from the content services segment decreased 32% to $6,591,000 for the three months ended June 30, 2003 compared to $9,678,000 for the similar period in 2002. The decrease principally reflects the decline in revenues of approximately $5 million from two clients whose largest projects were substantially completed in 2002. The shortfall was replaced in part by increased revenue from a third client of approximately $1.7 million. Revenues from the Company's systems and training segment were $1,465,000 for the three months ended June 30, 2003 and $711,000 for the similar period in 2002. The increase was principally attributable to an increase in the quantity and size of system integration projects booked in 2003.

     One client, comprising multiple entities and divisions worldwide, accounted for 37% and 11% of the Company's revenues for the three months ended June 30, 2003 and 2002, respectively. One other client, whose projects were substantially completed in 2002, accounted for 39% of the Company's revenues in the three months ended June 30, 2002. A third client accounted for 11% of the Company's revenues in the 2002 period. Further, in the three months ended June 30, 2003 and 2002, revenues from clients located in foreign countries (principally Europe), accounted for 48% and 18%, respectively, of the Company's revenues.

     Direct operating expenses were $6,408,000 and $8,805,000 for the three months ended June 30, 2003 and 2002, respectively, a decrease of 27%. Direct operating expenses as a percentage of revenues were 80% in 2003 and 85% in 2002. Direct operating expenses for the content services segment were $5,574,000 and $7,789,000 in the three months ended June 30, 2003 and 2002, respectively, a decrease of 28%. Direct operating expenses as a percentage of revenues for the content services segment were 85% and 80% in the three months ended June 30, 2003 and 2002, respectively. The dollar decrease for the content services segment in the 2003 period was principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment was primarily attributable to higher production labor costs as a percent of revenues. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Direct operating expenses for the Company's systems and training segment were $834,000 and $1,016,000 for the three months ended June 30, 2003 and 2002, respectively. Direct operating expenses as a percent of revenues for the Company's systems and training segment were 57% and 143% in the three months ended June 30, 2003 and 2002, respectively. The dollar decrease in the 2003 period was principally due to a reduction in labor costs associated with the Company's cost reduction initiatives that were implemented during the second half of 2002. The decrease as a percent of revenues for the systems and training segment was primarily attributable to the increase in revenues without a corresponding increase in direct operating expenses.

     Selling and administrative expenses were $2,513,000 and $2,587,000 for the three months ended June 30, 2003 and 2002, respectively. Selling and administrative expenses for the three months ended June 30, 2003 include a non-cash compensation charge of approximately $650,000 (described in note 9 to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the three months ended June 30, 2003 would have decreased by approximately $724,000, or 28%, from the similar period in 2002. This decrease was primarily attributable to our cost reduction initiatives that were implemented during the second half of 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     Selling and administrative expenses for the content services segment were $2,075,000 and $2,179,000 for the three months ended June 30, 2003 and 2002, respectively, a decrease of 5%. The reasons for the decline are described above. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 31% in the 2003 period from 23% in the 2002 period primarily due to the non-cash compensation charge (of which $585,000 was attributable to the content services segment) described above. Excluding the non-cash compensation charge, selling and administrative expenses as a percentage of revenues for the content services segment would have been 23% in both the 2003 and 2002 periods.

     Selling and administrative expenses for the systems and training segment were $438,000, or 30% of revenues, in the three months ended June 30, 2003 compared to $408,000, or 57% of revenues, for three months ended June 30, 2002. The decrease in selling and administrative expenses as a percent of revenues was primarily attributable to the increase in revenues without a corresponding increase in direct operating expenses.

     In the second quarter 2003, the income tax benefit as a percentage of the loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

     Six Months Ended June 30, 2003 and 2002

     Revenues decreased 36% to $14,709,000 for the six months ended June 30, 2003 compared to $22,945,000 for the similar period in 2002. Revenues from the content services segment decreased 40% to $12,362,000 for the six months ended June 30, 2003 compared to $20,599,000 for the similar period in 2002. The decrease principally reflects the decline in revenues of approximately $11 million from two clients whose largest projects were substantially completed in 2002. The shortfall was replaced in part by increased revenue from a third client of approximately $2.7 million. Revenues from the Company's systems and training segment were $2,347,000 for the six months ended June 30, 2003 and $2,346,000 for the similar period in 2002.

     One client, comprising multiple entities and divisions worldwide, accounted for 36% and 11% of the Company's revenues for the six months ended June 30, 2003 and 2002, respectively. Two other clients, whose projects were substantially completed in 2002, accounted for 37% and 15% of the Company's revenues in the six months ended June 30, 2002. Further, in the six months ended June 30, 2003 and 2002, revenues from clients located in foreign countries (principally Europe), accounted for 47% and 17%, respectively, of the Company's revenues.

     Direct operating expenses were $12,233,000 and $18,544,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of 34%. Direct operating expenses as a percentage of revenues were 83% in 2003 and 81% in 2002. Direct operating expenses for the content services segment were $10,587,000 and $16,438,000 in the six months ended June 30, 2003 and 2002, respectively, a decrease of 36%. Direct operating expenses as a percentage of revenues for the content services segment were 86% and 80% in the six months ended June 30, 2003 and 2002, respectively. The dollar decrease for the content services segment in the 2003 period was principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment was primarily attributable to higher production labor costs as a percent of sales, and to the decrease in revenues without a corresponding decrease in management and fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment lease costs, computer services, supplies and occupancy.

     Direct operating expenses for the Company's systems and training segment were $1,646,000 and $2,106,000 for the six months ended June 30, 2003 and 2002, respectively. Direct operating expenses as a percent of revenues for the Company's systems and training segment were 70% and 90% in the three months ended June 30, 2003 and 2002, respectively. The dollar decrease and the decrease as a percent of revenues in the 2003 period were principally due to a reduction in labor costs associated with the company's cost reduction initiatives that were implemented during the second half of 2002.

     Selling and administrative expenses were $4,559,000 and $5,070,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of 10%. Selling and administrative expenses for the six months ended June 30, 2003 include a non-cash compensation charge of approximately $650,000 (described in note 9 to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the six months ended June 30, 2003 would have decreased by $1,161,000, or 23%, from the similar period in 2002. This decrease was primarily attributable to our cost reduction initiatives that were implemented during the second half of 2002. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

     Selling and administrative expenses for the content services segment were $3,758,000 and $4,240,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of 11%. The reasons for the decline are described above. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 34% in the 2003 period from 21% in the 2002 period primarily due to the non-cash compensation charge (of which $585,000 was attributable to the content services segment) described above. Excluding the non-cash compensation charge, selling and administrative expenses as a percentage of revenues for the content services segment would have been 26% in the 2003 period, compared to 21% in the 2002 period. This increase as a percentage of sales was primarily attributable to the decrease in revenues without a corresponding decrease in such expenses.

     Selling and administrative expenses for the systems and training segment were $801,000, or 34% of revenues, in the six months ended June 30, 2003 compared to $830,000, or 35% of revenues, for six months ended June 30, 2002.

     In the six months ended June 30, 2003, the income tax benefit as a percentage of the loss before income taxes was 15%, which is substantially lower than the U.S. Federal statutory tax rate principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

                                                        June 30, 2003         December 31, 2002
                                                        -------------         -----------------
         Cash and Cash Equivalents                        $5,787,000               $7,255,000
         Working Capital                                   8,360,000                8,570,000
         Stockholders' Equity Per Common Share*              $.67                     $.73

         * Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

Net Cash (Used In) Provided By Operating Activities
---------------------------------------------------

     Net cash used in operating activities was $500,000 in the six months ended June 30, 2003 compared to $4,042,000 provided by operating activities for the six months ended June 30, 2002, a decrease of approximately $4.5 million. The decrease was primarily due to a decrease in net income of $1.1 million, a decrease in non-cash charges of approximately $350,000 and a net increase in changes in operating assets and liabilities of $3.1 million. The $3.1 million net increase in operating assets and liabilities was principally comprised of a $4.7 million change in accounts receivable, partially offset by a $1 million change in accounts payable and accrued expenses.

     Accounts receivable totaled $5,216,000 at June 30, 2003, representing approximately 56 days of sales outstanding, compared to $3,253,000, or 52 days, at December 31, 2002. The increase in accounts receivable resulted principally from higher revenues in the months of May and June that were not collected as of June 30, 2003.

     A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2003, approximately 50% of the Company's accounts receivable was from foreign (principally European) clients, and 38% of accounts receivable was due from the Company's largest customer.

Net Cash Used in Investing Activities
-------------------------------------

     During the six months ended June 30, 2003, the Company spent approximately $1,006,000 for capital expenditures, compared to approximately $248,000 in the six months ended June 30, 2002. For the remainder of 2003, the Company anticipates spending an additional $2.0 million, with similar capital spending levels possible in 2004. Such 2003 past and anticipated capital spending relates to project requirement specific equipment for certain new projects, normal ongoing equipment upgrades and replacement, and costs related to the purchase and implementation of new management information systems.

Availability of Funds
---------------------

     The Company replaced its expired line of credit with a $1 million bank line of credit which is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate. The line expires on May 31, 2004. The Company has not borrowed against the line in 2003.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the bank's alternate bank rate. At June 30, 2003, there were no borrowings under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense.

     The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.


Item 4. Controls and Procedures

     An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2003, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.      Changes in Securities. Not Applicable
             ---------------------

Item 3.      Defaults upon Senior Securities. Not Applicable
             -------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders. Not Applicable
             ---------------------------------------------------

Item 5.      Other Information. Not Applicable
             -----------------

Item 6.      (a) Exhibits.
                 --------

             10.10 Form of lockup for options extended in the second quarter of 2003.

             31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

             31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.


             32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

             32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

             (b) Form 8-K Report.
                 ----------------

             During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated May 14, 2003 which reported the Company's results for the first quarter ended March 31, 2003 under Item 9.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA CORPORATION


       Date:  August 13, 2003       /s/ Jack Abuhoff
              ---------------      ---------------------------------------------
                                   Jack Abuhoff
                                      Chairman of the Board of Directors,
                                      Chief Executive Officer and President


       Date:  August 13, 2003       /s/ Stephen Agress
              ---------------      ---------------------------------------------
                                   Stephen Agress
                                      Vice President - Finance
                                      Chief Accounting Officer