Form 10-Q
period 2003-09-30
INNODATA CORP
filed 2003-11-12
CIK 903651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September, 30, 2003

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /_/ No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   21,670,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF OCTOBER 31, 2003.

PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

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

              See pages 19-20

Item 4.       Controls and Procedures
              -----------------------

              See page 20

PART ll.      OTHER INFORMATION
--------      -----------------

              See page 21

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2003            2002
                                                                         --------        --------
                                                                        Unaudited     Derived from
                                                                                         audited
                                                                                        financial
                                                                                        statements
ASSETS

  CURRENT ASSETS:
  Cash and equivalents                                                   $  5,766        $  7,255
  Cash and equivalents - restricted                                         1,000              --
  Accounts receivable-net                                                   7,198           3,253
  Refundable income taxes                                                   1,075           1,491
  Prepaid expenses and other current assets                                 1,238             706
  Deferred income taxes                                                     1,570           1,501
                                                                         --------        --------

         Total current assets                                              17,847          14,206

PROPERTY AND EQUIPMENT - NET                                                6,140           6,707

OTHER ASSETS                                                                  853           1,109

GOODWILL                                                                      675             675
                                                                         --------        --------

TOTAL                                                                    $ 25,515        $ 22,697
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowings                                                  $  1,000        $   --
  Accounts payable and accrued expenses                                     2,982           2,655
  Accrued salaries and wages                                                3,074           2,526
  Income and other taxes                                                      583             455
  Current portion of capital lease obligations                                146            --
                                                                         --------        --------

         Total current liabilities                                          7,785           5,636
                                                                         --------        --------

DEFERRED INCOME TAXES PAYABLE                                               1,372           1,492
                                                                         --------        --------

OBLIGATIONS UNDER CAPITAL LEASE                                               307            --
                                                                         --------        --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued, 22,295,000 and 22,046,000 shares at September 30, 2003
    and December 31, 2002, respectively.                                      223             220
  Additional paid-in capital                                               14,869          14,084
  Retained earnings                                                         3,005           3,264
                                                                         --------        --------

                                                                           18,097          17,568
  Less: treasury stock - at cost; 645,000 and 610,000 shares at
    September 30, 2003 and December 31, 2002 respectively                  (2,046)         (1,999)
                                                                         --------        --------

         Total stockholders' equity                                        16,051          15,569
                                                                         --------        --------

TOTAL                                                                    $ 25,515        $ 22,697
                                                                         ========        ========

       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          2003            2002
                                                        --------        --------
REVENUES                                                $ 11,184        $  7,278
                                                        --------        --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                               7,225           7,124
   Selling and administrative expenses                     2,002           2,740
   Interest income - net                                      (4)            (13)
                                                        --------        --------

       Total                                               9,223           9,851
                                                        --------        --------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                            1,961          (2,573)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                    471             (52)
                                                        --------        --------
NET INCOME (LOSS)                                       $  1,490        $ (2,521)
                                                        ========        ========
BASIC INCOME (LOSS) PER SHARE                           $    .07        $   (.12)
                                                        ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING                       21,593          21,733
                                                        ========        ========
DILUTED INCOME (LOSS) PER SHARE                         $    .06        $   (.12)
                                                        ========        ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                      23,225          21,733
                                                        ========        ========

       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                        2003            2002
                                                      --------        --------
REVENUES                                              $ 25,893        $ 30,223
                                                      --------        --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                            19,458          25,668
   Selling and administrative expenses                   6,561           7,810
   Interest income - net                                   (19)            (34)
                                                      --------        --------

       Total                                            26,000          33,444
                                                      --------        --------
LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME
  INCOME TAXES                                            (107)         (3,221)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                  152             (44)
                                                      --------        --------

NET LOSS                                              $   (259)       $ (3,177)
                                                      ========        ========

BASIC LOSS PER SHARE                                  $   (.01)       $   (.15)
                                                      ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING                     21,499          21,589
                                                      ========        ========

DILUTED LOSS PER SHARE                                $   (.01)       $   (.15)
                                                      ========        ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                    21,499          21,589
                                                      ========        ========

       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          2003           2002
                                                                        -------        -------
OPERATING ACTIVITIES:
   Net loss                                                             $  (259)       $(3,177)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                        3,325          4,050
     Non-cash compensation                                                  650            523
     Tax benefit from exercise of stock options                               3            110
     Deferred income taxes                                                 (189)           237
     Changes in operating assets and liabilities:
       Accounts receivable                                               (3,945)         4,312
       Refundable income taxes                                              416           --
       Prepaid expenses and other current assets                           (988)        (1,206)
       Other assets                                                         206            947
       Accounts payable and accrued expenses                                327           (657)
       Accrued salaries and wages                                           548           (706)
       Income and other taxes                                               128           (464)
                                                                        -------        -------
         Net cash provided by operating activities                          222          3,969
                                                                        -------        -------

INVESTING ACTIVITIES:
   Increase in restricted cash                                           (1,000)          --
   Capital expenditures                                                  (1,785)          (609)
                                                                        -------        -------
                                                                         (2,785)          (609)
                                                                        -------        -------

FINANCING ACTIVITIES:
   Short term borrowings                                                  1,000           --
   Payment of obligations under capital lease                               (14)          --
   Payment of acquisition notes                                            --             (650)
   Purchase of treasury stock                                              --             (270)
   Proceeds from exercise of stock options                                   88             80
                                                                        -------        -------

         Net cash provided by (used in) financing activities              1,074           (840)
                                                                        -------        -------

(DECREASE) INCREASE IN CASH                                              (1,489)         2,520
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 7,255          6,267
                                                                        -------        -------

CASH AND EQUIVALENTS, END OF PERIOD                                     $ 5,766        $ 8,787
                                                                        =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

    Interest                                                            $     2        $    29
                                                                        =======        =======
    Income taxes                                                        $    23        $   224
                                                                        =======        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of property and equipment utilizing capital leases       $   467        $  --
                                                                        =======        =======

       See notes to unaudited condensed consolidated financial statements

                      INNODATA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

1. Innodata Corporation and subsidiaries (the "Company") is a provider of digital asset services and solutions. Innodata delivers content manufacturing / outsourcing, XML transformation, and XML (and related standards-based) systems engineering and training through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation. In the third quarter 2003, the Company began doing business as Innodata Isogen.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2003 (in thousands) is as follows.

                                                                     ADDITIONAL
                                               COMMON STOCK            PAID-IN        RETAINED        TREASURY
                                          SHARES         AMOUNT        CAPITAL        EARNINGS          STOCK           TOTAL
                                          ------         ------      ----------       --------        ---------         -----
JANUARY 1, 2003                            22,046       $    220       $ 14,084       $  3,264        $ (1,999)       $ 15,569

 Net loss                                    --             --             --             (259)           --              (259)

 Issuance of common stock
    upon exercise of stock options            249              3            132           --               (47)             88

 Tax benefit from exercise
    of options                               --             --                3           --              --                 3

 Non-cash compensation                       --             --              650           --              --               650
                                          -------        -------       --------       --------        --------        --------

SEPTEMBER 30, 2003                         22,295       $    223       $ 14,869       $  3,005        $ (2,046)       $ 16,051
                                          =======        =======       ========       ========        ========        ========

3. Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options.

     Diluted net loss per share does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 1,172,000 for the three months ended September 30, 2002, and 999,000 and 1,821,000 for the nine months ended September 30, 2003 and 2002, respectively.

     The basis of the earnings per share computation for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts) is as follows:

                                                       THREE MONTHS                  NINE MONTHS
                                                       ------------                  -----------
                                                   2003           2002           2003            2002
                                                 --------       --------        -------        --------
Net income (loss)                                $  1,490       $ (2,521)       $  (259)       $ (3,177)
                                                 ========       ========        =======        ========

Weighted average common shares outstanding         21,593         21,733         21,499          21,589
Dilutive effect of outstanding options              1,632           --             --              --
                                                 --------       --------        -------        --------

Adjusted for dilutive computation                  23,225         21,733         21,499          21,589
                                                 ========       ========        =======        ========

Basic  income (loss) per share                   $    .07       $   (.12)       $  (.01)       $   (.15)
                                                 ========       ========        =======        ========

Diluted  income (loss) per share                 $    .06       $   (.12)       $  (.01)       $   (.15)
                                                 ========       ========        =======        ========

4. The Company has various stock-based employee compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          ------------------                 -----------------
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------                    -------------
                                                        2003            2002             2003             2002
                                                        ----            ----             ----             ----
                                                        (IN THOUSANDS, EXCEPT            (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)               PER SHARE AMOUNTS)
Net income (loss) as reported                         $   1,490       $  (2,521)       $    (259)       $  (3,177)

    Deduct:  Total stock-based employee
      compensation determined under fair value
      based method, net of related tax effects             (607)           (939)          (2,753)          (2,158)

    Add:  Compensation expense included in
      the determination of net income as
      reported, net of related tax effects,
      related to the extension of stock options            --               318              455              318
                                                      ---------       ---------        ---------        ---------


Pro forma net loss                                    $     883       $  (3,142)       $  (2,557)       $  (5,017)
                                                      =========       =========        =========        =========

Income (loss)  per share:
    Basic - as reported                               $     .07       $    (.12)       $    (.01)       $    (.15)
                                                      =========       =========        =========        =========

    Basic - pro forma                                 $     .04       $    (.14)       $    (.12)       $    (.23)
                                                      =========       =========        =========        =========

    Diluted - as reported                             $     .06       $    (.12)       $    (.01)       $    (.15)
                                                      =========       =========        =========        =========

    Diluted - pro forma                               $     .04       $    (.14)       $    (.12)       $    (.23)
                                                      =========       =========        =========        =========


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

                                                  THREE MONTHS                    NINE MONTHS
                                                  ------------                    -----------
                                               ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                               -------------------             -------------------
                                               2003           2002            2003            2002
                                               ----           ----            ----            ----
                                                 (IN THOUSANDS)                  (IN THOUSANDS)
Revenues
--------

Content services                             $  9,128       $  6,969        $ 21,489        $ 27,568
Systems and training services                   2,056            309           4,404           2,655
                                             --------       --------        --------        --------

Total consolidated                           $ 11,184       $  7,278        $ 25,893        $ 30,223
                                             ========       ========        ========        ========

Income (loss) before income taxes (a)
-------------------------------------

Content services                             $  1,224       $ (1,339)       $   (744)       $ (1,252)
Systems and training services                     737         (1,234)            637          (1,969)
                                             --------       --------        --------        --------

Total consolidated                           $  1,961       $  2,573        $   (107)       $ (3,221)
                                             ========       ========        ========        ========

                                 SEPTEMBER 30,  DECEMBER 31,
                                 -------------  ------------
                                     2003           2002
                                     ----           ----
                                       (IN THOUSANDS)
Total assets
------------

Content services                    $22,178       $20,721
Systems and training services         3,337         1,976
                                    -------       -------

Total consolidated                  $25,515       $22,697
                                    =======       =======

(a) In 2002, corporate overhead was not allocated to the systems and training services segment. In 2003, corporate overhead has been allocated to the systems and training services segment based upon a percentage of consolidated sales. For comparative purposes, income before income taxes for the three and nine months ended September 30, 2002 has been reclassified to allocate corporate overhead using a method consistent with 2003.

6. Restricted cash at September 30, 2003 represents a 90 day certificate of deposit, which collateralizes a $1 million bank line of credit.

7. The Company has a $1 million line of credit with a bank, which, is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate (4% at September 30, 2003). The line expires on May 31, 2004. At September 30, 2003 the company borrowed $1,000,000 against the line which was repaid in full in October 2003.

8. During the three months ended September 30, 2003, the Company entered into a three year lease for certain equipment located in one of its Philippine facilities. The equipment was capitalized at its fair market value of approximately $641,000, which represented the present value of the minimum lease payments plus trade-in value of exchanged equipment of $175,000. The loss on such trade-in approximated $58,000.

      Pursuant to the capital lease obligation, annual payments approximate $171,000, including imputed interest at 7% per annum. In addition, the lease contains a one dollar purchase option at the end of the lease term.

9. In the second quarter 2003, the Company extended the expiration date of options granted to certain officers, directors and employees, substantially all of which were vested, to purchase 315,000, 566,000,
      522,000 and 133,000 shares of its common stock at $.47, $.50, $.67 and $2.00, respectively. In connection with the extension, the option holders agreed not to sell shares of stock acquired upon exercise of the extended options for designated periods of time ending between June 2004 to March 2005. In connection with this transaction, compensation expense of approximately $650,000 was recorded in the second quarter of 2003 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended.
      Compensation expense is included as a component of selling and administrative expenses.

      In the third quarter 2002, the Company extended the expiration date of options to the Chief Executive Officer to purchase 6,672, 248,496, 360,000, 399,996 and 123,996 shares of its common stock at $.42, $.50,
      $.58, $1.29 and $.25, per share, respectively. In connection with this transaction, compensation expense of approximately $513,000 was recorded in the third quarter as selling and administrative expenses.

      During the nine months ended September 30, 2002, the Company granted options to an officer, to purchase 153,750 shares of its common stock at $4.00 per share; and to employees, to purchase 3,000 shares of its common stock at $4.60 per share and 4,000 shares of its common stock at $3.75 per share. In addition, the Company issued 11,587 shares of its common stock pursuant to an employment agreement with an officer of the Company. Compensation expense of approximately $10,000 was recorded in the third quarter of 2002 as selling and administrative expenses.

10. In the three months ended September 30, 2003, the provision for income taxes as a percentage of income before income taxes was 24%, which is lower than the U.S. Federal statutory rate principally due to certain overseas income that will not be taxed unless repatriated due to tax holidays granted to the Company. In the nine months ended September 30, 2003, the provision for income taxes is primarily a result of taxable income attributable to certain expenses not deductible for income tax purposes, and to the taxability of income in certain state and foreign tax jurisdictions. In the three and nine months ended September 30, 2002, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory rate, principally due to a non-cash compensation charge of approximately $500,000, which is not deductible for income tax purposes, and to losses attributable to certain overseas subsidiaries not subject to income taxes.

11.   In  connection  with the cessation of all  operations  at certain  foreign
      subsidiaries,   certain  former   employees  have  filed  various  illegal
      dismissal actions in the Philippines seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

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

      While management currently believes that the ultimate outcome of all these proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the operating results of the period in which the ruling occurs. In addition, the estimate of potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

12. The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

13. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of September 30, 2003, the Company does not have a liability for any obligations arising as a result of these indemnifications.

14. In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of September 30, 2003, such equipment had a book value of approximately $611,000.

15. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain agreements and warranties it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition requirements are effective for guarantees initiated after December 31, 2002. The adoption of the fair value provisions of FIN 45 did not have an impact on the Company's consolidated financial statements as there were no guarantees or modifications of guarantees for the nine months ended September 30, 2003.

16. In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. Companies are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003, by the end of the current fiscal year. Based on management's review of FIN 46, management believes the Company has no interests qualifying as VIEs and does not anticipate that the provisions of FIN 46 will have any near term impact on its consolidated financial statements.

17. In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The adoption of SFAS No. 150 does not have an impact on the Company's consolidated financial statements and management does not anticipate SFAS No. 150 will have any near term impact on its consolidated financial statements.

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

         In the third quarter 2003, the Company began doing business as Innodata Isogen.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Revenues increased 54% to $11,184,000 for the three months ended September 30, 2003 compared to $7,278,000 for the similar period in 2002. Revenues from the content services segment increased 31% to $9,128,000 for the three months ended September 30, 2003 compared to $6,969,000 for the similar period in 2002. The increase principally reflected approximately $1.7 million of revenues received in the third quarter of 2003 from a short duration project for an ongoing client. The project was substantially completed in the third quarter 2003. In addition, revenues from a second client increased approximately $2.5 million, offsetting the decline in content services segment revenues of approximately $2.1 million from a client whose largest project was substantially completed in 2002.

         Revenues from the Company's systems and training segment were $2,056,000 for the three months ended September 30, 2003 and $309,000 for the similar period in 2002. The increase was principally attributable to an increase in the quantity and size of system integration projects booked in 2003. In addition, revenues for the three months ended September 30, 2003 included approximately $800,000 from a systems integration project sold to a content services client. For the three months ended September 30, 2003, two clients accounted for approximately 60% of systems and training segment revenues.

         One client, comprising multiple entities and divisions worldwide, accounted for 37% and 20% of the Company's revenues for the three months ended September 30, 2003 and 2002, respectively. A second client accounted for 15% of the Company's revenues for the three months ended September 30, 2003. In addition, one other client, whose largest project was substantially completed in 2002, accounted for 29% of the Company's revenues in the three months ended September 30, 2002. Further, in the three months ended September 30, 2003 and 2002, revenues from clients located in foreign countries (principally Europe), accounted for 42% and 28%, respectively, of the Company's revenues.

         Direct operating expenses were $7,225,000 and $7,124,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of 1%. Direct operating expenses as a percentage of revenues were 65% in 2003 and 98% in 2002. Direct operating expenses for the content services segment were $6,260,000 and $6,115,000 in the three months ended September 30, 2003 and 2002, respectively, an increase of 2%. Direct operating expenses as a percentage of revenues for the content services segment were 69% and 88% in the three months ended September 30, 2003 and 2002, respectively. The decrease as a percent of sales for the content services segment in the 2003 period was principally due to the reductions in fixed costs associated with the Company's cost reduction initiatives, and to higher revenues without a corresponding increase in direct operating costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

         Direct operating expenses for the Company's systems and training segment were $965,000 and $1,009,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of 4%. Direct operating expenses as a percent of revenues for the Company's systems and training segment were 47% and 327% in the three months ended September 30, 2003 and 2002, respectively. The dollar decrease in the 2003 period was principally due to a reduction in labor costs associated with the Company's cost reduction initiatives. The decrease as a percent of revenues for the systems and training segment was primarily attributable to the cost reduction initiatives described above coupled with the increase in revenues.

         Selling and administrative expenses were $2,002,000 and $2,740,000 for the three months ended September 30, 2003 and 2002, respectively. Selling and administrative expenses for the three months ended September 30, 2002 include a non-cash compensation charge of approximately $513,000 (described in the notes to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the three months ended September 30, 2003 would have decreased by approximately $215,000 or 10% from the similar period in 2002. This decrease was primarily attributable to the Company's cost reduction initiatives. Selling and administrative expenses primarily include management and administrative salaries, sales, marketing cost, and administrative overhead.

         Selling and administrative expenses for the content services segment were $1,649,000 and $2,336,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of 29%. The reasons for the decline are described above. Selling and administrative expenses as a percentage of revenues for the content services segment decreased to 18% in the 2003 period compared to 34% in the 2002 period. Excluding the non-cash compensation charge in 2002 described above, selling and administrative expenses as a percentage of revenues for the content services segment would have been 26% in the 2002 period compared to 18% in the 2003 period. This decrease as a percent of sales was primarily attributable to an increase in sales without a corresponding increase in selling and administrative costs and to the cost reduction initiatives previously described.

         Selling and administrative expenses for the Company's systems and training segment were $353,000 and $404,000 for the three months ended September 30, 2003 and 2002 respectively, a decrease of 13%. Selling and administrative expenses as a percentage of revenues for the systems and training segment decreased to 17% from 131% in the 2002 period. The decrease as a percent of sales was primarily attributable to an increase in sales.

         In the three months ended September 30, 2003, the provision for income taxes as a percentage of income before income taxes was 24%, which is lower than the U.S. Federal statutory tax rate principally due to certain overseas income that will not be taxed unless repatriated due to tax holidays granted to the Company. In the three months ended September 30, 2002 the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to a non-cash compensation charge of approximately $500,000, which is not deductible for income tax purposes, and to losses attributable to certain overseas subsidiaries not subject to income taxes.

  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Revenues decreased 14% to $25,893,000 for the nine months ended September 30, 2003 compared to $30,223,000 for the similar period in 2002. Revenues from the content services segment decreased 22% to $21,490,000 for the nine months ended September 30, 2003 compared to $27,568,000 for the similar period in 2002. The decrease principally reflects the decline in revenues of approximately $13 million from two clients whose largest projects were substantially completed in 2002. The shortfall was replaced in part by increased revenue from two other clients totaling approximately $7 million.

         Revenues from the Company's systems and training segment were $4,403,000 for the nine months ended September 30, 2003 and $2,655,000 for the similar period in 2002. The increase was principally attributable to an increase in the quantity and size of system integration projects booked in 2003. For the nine months ended September 30, 2003, projects for two clients accounted for approximately 50% of systems and training segment revenues; in the similar period in 2002, two clients (one of which generated no revenues in 2003) accounted for approximately 63% of systems and training segment revenues.

         One client, comprising multiple entities and divisions worldwide, accounted for 36% and 13% of the Company's revenues for the nine months ended
September 30, 2003 and 2002, respectively. Two other clients, whose largest projects were substantially completed in 2002, accounted for 35% and 13% of the Company's revenues in the nine months ended September 30, 2002. Further, in the nine months ended September 30, 2003 and 2002, revenues from clients located in foreign countries (principally Europe), accounted for 43% and 20%, respectively, of the Company's revenues.

         Direct operating expenses were $19,458,000 and $25,668,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 24%. Direct operating expenses as a percentage of revenues were 75% in 2003 and 85% in 2002. Direct operating expenses for the content services segment were $16,847,000 and $22,553,000 in the nine months ended September 30, 2003 and

2002, respectively, a decrease of 25%. Direct operating expenses as a percentage of revenues for the content services segment were 78% and 82% in the nine months ended September 30, 2003 and 2002, respectively. The dollar decrease for the content services segment in the 2003 period was principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage decrease for the content services segment was primarily attributable to the reductions in fixed costs described above. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

         Direct operating expenses for the Company's systems and training segment were $2,611,000 and $3,115,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 16%. Direct operating expenses as a percent of revenues for the Company's systems and training segment were 59% and 117% in the nine months ended September 30, 2003 and 2002, respectively. The dollar decrease in the 2003 period were principally due to a reduction in labor costs associated with the company's cost reduction initiatives that were implemented during the second half of 2002. The decrease as a percent of the systems and training segment was primarily attributable to the cost reductions described above and the increase in revenues.

         Selling and administrative expenses were $6,561,000 and $7,810,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 16%. This decrease was primarily attributable to our previously described cost reduction initiatives. Selling and administrative expenses as a percentage of revenues were 25% and 26% in the 2003 and 2002 periods, respectively.

         Selling and administrative expenses for the content services segment were $5,407,000 and $6,576,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 18%. The reasons for the decline are described above. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 25% in the 2003 period from 24% in the 2002 period.

         Selling and administrative expenses for the systems and training segment were $1,154,000, or 26% of revenues, in the nine months ended September 30, 2003 compared to $1,234,000, or 46% of revenues, for nine months ended September 30, 2002. The percentage decrease is primarily due to an increase in revenue without a corresponding increase in selling and administrative expenses.

         In the nine months ended September 30, 2003, the provision for income taxes is primarily a result of taxable income attributable to certain expenses not deductible for income tax purposes, and to the taxability of income in certain state and foreign tax jurisdictions. In the nine months ended September 30, 2002, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to a non-cash compensation charge of approximately $500,000, which is not deductible for income tax purposes, and to losses attributable to certain overseas subsidiaries not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Selected measures of liquidity and capital resources are as follows:

                                                                September 30, 2003          December 31, 2002
                                                                ------------------          -----------------
         Cash and Cash Equivalents                                  $ 5,766,000                  $7,255,000
         Working Capital                                            $10,062,000                  $8,570,000
         Stockholders' Equity Per Common Share*                        $.74                        $.73

      *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

 Net Cash Provided By Operating Activities
 -----------------------------------------

         Net cash provided by operating activities was $222,000 in the nine months ended September 30, 2003 compared to $3,969,000 provided by operating activities for the nine months ended September 30, 2002, a decrease of approximately $3.7 million. The decrease was primarily due to a $5.5 million net increase in operating assets and liabilities and a decrease in non-cash charges of approximately $1.1 million, partially offset by a decrease of $2.9 million in the net loss. The $5.5 million net increase in operating assets and liabilities was principally comprised of an $8.3 million increase in accounts receivable net of a $3.5 million increase in accounts payable and accrued expenses.

         Accounts receivable totaled $7,198,000 at September 30, 2003, representing approximately 62 days of sales outstanding, compared to $3,253,000, or 52 days, at December 31, 2002. The increase in accounts receivable resulted principally from an 81% increase in revenues in the three months ended September 30, 2003, as compared to the three months ended December 31, 2002. The increase in amount and in days sales outstanding is also attributable to a significant accounts receivable balance from one client, most of which was subsequently collected.

         A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2003, approximately 58% of the Company's accounts receivable was from foreign (principally European) clients, and approximately 50% of accounts receivable was due from one client.

 Net Cash Used in Investing Activities
 -------------------------------------

         During the nine months ended September 30, 2003, the Company spent approximately $1,785,000 for capital expenditures, compared to approximately $609,000 in the nine months ended September 30, 2002. During the next 12 months, the Company anticipates modest increases in capital spending levels. Such 2003 past and anticipated capital spending relates to project requirement specific equipment for certain new projects, normal ongoing equipment upgrades and replacement, and costs related to the purchase and implementation of new management information systems.

 Availability of Funds
 ---------------------

         The Company replaced its expired line of credit with a $1 million bank line of credit which is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate. The line expires on May 31, 2004. At September 30, 2003 the company borrowed $1,000,000 against the line. The loan was repaid in full in October 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the bank's alternate bank rate (4% at September 30, 2003). At September 30, 2003, $1,000,000 was borrowed under the credit facility. To the extent the Company utilizes all or a portion of its line of credit, changes in the interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense. The loan was fully repaid in October 2003.

         The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.


ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2003, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings. Not Applicable
              ------------------

Item 2.       Changes in Securities. Not Applicable
              ----------------------

Item 3.       Defaults upon Senior Securities. Not Applicable
              --------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------
              Not Applicable

Item 5.       Other Information. Not Applicable
              ------------------

Item 6.       (a) Exhibits.
                  ---------

              31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

              31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

              32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

              32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

              (b) Form 8-K Report.
                  ----------------

              During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated August 12, 2003 which reported the Company's results for the second quarter ended June 30, 2003 under Item 9.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA CORPORATION


Date:  November 12, 2003                /s/ Jack Abuhoff
       -----------------                -------------------------------------
                                        Jack Abuhoff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


Date:  November 12, 2003                /s/ Stephen Agress
       -----------------                -------------------------------------
                                        Stephen Agress
                                          Vice President - Finance
                                          Chief Accounting Officer