Form 10-K
period 2003-12-31
INNODATA ISOGEN INC
filed 2004-03-26
CIK 903651

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  0-22196

                            INNODATA ISOGEN, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |_|   No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $25,500,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  21,951,000 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 29, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE
                            [SEE INDEX TO EXHIBITS]

--------------------------------------------------------------------------------

================================================================================

                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL DESCRIPTION

      Innodata Isogen, Inc., formerly known as Innodata Corporation, improves the way companies create, manage and distribute information - helping them reduce content-related costs, achieve better outcomes and compete more effectively in demanding global markets.

      Our solutions encompass both the manufacture of content (for which we provide services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which we provide custom application development, consulting and training.)

      We serve leading organizations in four content-rich segments: (1) publishing, media and information services, (2) culture and education, (3) government and (4) global enterprise - including Global 2000 companies across more than a dozen sectors, such as aerospace, defense, engineering, financial services, e-commerce, healthcare, information technology, intelligence, manufacturing, pharmaceuticals, retail and telecommunications.

      We have more than a hundred active clients, including Amazon.com, Reed Elsevier, Thomson, Wolters Kluwer, EBSCO, ProQuest, Simon & Schuster, McGraw Hill, Derwent Information, John Wiley & Sons, Lockheed Martin, Hamilton Sunstrand, Primerica, CAB International and the Smithsonian Institution.

      We typically service these clients in multi-year relationships. In 2003, more than 90 percent of our revenue was derived from clients that used our services for more than one year, and more than 80 percent of our revenue was derived from clients that used our services for more than two years.

      We were incorporated in Delaware in June 1988 and are headquartered in Hackensack, New Jersey, just outside New York City. We have two additional solutions centers in North America, seven production facilities in Asia (the Philippines, India and Sri Lanka), and a technology and tools development center in India.


THE CONTENT SUPPLY CHAIN

      Our wide range of content-related offerings is organized in a clear conceptual framework - the content supply chain. A content supply chain is the series of integrated activities necessary to create, manage and distribute information products.

      Another way to describe the content supply chain is the business process that transforms ideas into actual information products. This business process is the strategic focus of our company at present.

      Innodata Isogen optimizes content supply chains. Our clients can choose from an array of point solutions or deploy an integrated set of services - or they can simply outsource their entire content supply chain to us to maximize the value of their operational dollars.

      Each client we serve makes a distinct set of demands on content. Each has different objectives. Each, therefore, has somewhat distinct challenges in its content supply chain.

      For instance, many of our publishing clients are under enormous competitive pressure to cut costs, while at the same time, manufacturing and marketing information products with enhanced features, functionality and quality in rapid response to market conditions.

      In the wider enterprise arena, requirements for greater and more accurate technical, product and regulatory documentation are increasing. The result is that the burden of content creation, management and distribution is also growing. These spiraling costs multiply further as global enterprises broach new nations, markets and cultures, and these costs come right out of a company's bottom line.

      At the same time, major cultural and educational institutions, as well as a number of important government agencies, are seeking new and better ways of leveraging vast stores of aggregated content to fulfill their respective missions - even as greater demands are being placed on their limited human, technical and financial resources.

      Whether a client uses content to support products and services (as in the case of equipment manufacturers), or sells content as the basis of a business model (as in the case of publishers), we can help them realize significant cost savings and greater productivity, maintain or improve content quality, and achieve better overall outcomes.


BASIC STRUCTURE OF OPERATIONS

      We have two main operating units: content services and professional services. (We formerly referred to the professional services unit as systems and training services).

      In addition to providing sophisticated content creation and editorial services (such as indexing & abstracting), the content services unit collects, processes, digitizes and encodes large volumes of content. The content services unit also transforms content to Extensible Markup Language (XML), creating large XML-compliant content repositories for single-source publishing and other activities.

      Our largest XML production facility, the XML Content Factory in the Philippines, is the largest known purpose-built for the manufacture of XML content.

      The professional services unit designs and builds powerful XML-based content management and publishing systems, and provides data modeling, systems integration, custom application development and consulting services.

      Professional services also instructs both front-line technologists and their executive managers on structured information standards (such as XML) and their larger implications for business systems.


CONTENT SERVICES

      At  present,   the  conversion  of  hardcopy  and  paper  collections  and legacy-formatted electronic data to a variety of output formats - including XML other related markup standards - is an important part of our overall offerings.

      For this purpose, we use high-speed scanning; a variety of commercial and proprietary OCR/ICR (optical/intelligent character recognition) applications; structured workflow processes; and proprietary applications and tools (including custom filters and parsers) designed to create accurate, consistent markup and data. We use proprietary technology for data enhancement and validation, and create automated procedures - utilizing industry standards-compliant software tools to ensure validated SGML and XML markup.

      Another important offering is knowledge services. We employ hundreds of highly educated subject matter experts in fields such as law, finance, education, science, medicine, and engineering. They provide content development and enhancement, taxonomy and controlled vocabulary development, hyperlinking, tagging, indexing and abstracting and general editorial services. We typically price these services on a resource-utilization basis or quantity-delivered basis.

      An increasing number of publishing organizations are migrating to XML-based, single-source publishing systems, creating a single content repository from which to create multiple information products (as opposed to having to build a separate data store for each information product) to save time and money.

      What's more, publishers who maintain their content in XML can syndicate content and spontaneously synthesize content for interactive Web services. XML content transformation is the prerequisite for content owners to accomplish these outcomes.

      To transform content to XML, tags are inserted within the content to give the content context and meaning that computers can process. Our proprietary technology includes production-grade, auto-tagging applications that utilize pattern recognition algorithms based on comprehensive rule sets and heuristic online databases. This technology enables mass creation or conversion of XML content from complex, unstructured information.

      We also translate desktop publishing documents (QuarkXPress, PDF, MS Word, etc.) to XML variants, from which we generate a variety of file formats (HTML, OeB, PDF, proprietary eBook formats, etc.) to support multiple channels of distribution. We typically price these services based on units of data produced or transformed.

      Underlying all content services activities is a sophisticated information technology and communications infrastructure, which enables multiple production processes to be performed simultaneously across any number of our production facilities.

      We use server-based information technology to operate through a structured workflow using advanced tools. We drive efficiency and quality by using advanced manufacturing and management techniques including total quality management and statistical process control.


PROFESSIONAL SERVICES (FORMERLY SYSTEMS AND TRAINING SERVICES)

      Clients who use our professional services typically require publishing, performance support or process automation systems that enable multiple authors to collaborate on content and enable multiple products to be generated from single-source XML repositories.

      We design and build these powerful XML-based systems, and provide full-service consulting and systems integration services to configure, improve, and validate these and other software systems and technologies. Services are provided in accordance with ISO, IEC, ANSI, IETF, and W3C standards.

      We deliver sophisticated classification services, using topic maps, taxonomies and ontologies, and provide clients training in the associated tools and methodologies. We also provide clients with professional training, courseware and continuing education in XML and other structured information standards.

      In addition, our professional services division fields skilled process analysts, workflow architects and project managers, which enables us to offer our clients the opportunity to not only outsource operations, but also to transform and enhance them. This enables our clients to achieve even greater value from outsourcing, and is often referred to as business transformation outsourcing.

      We typically price professional services on either an hourly basis for actual time and expense incurred, or on a fixed-fee, turnkey basis. Revenue for services billed under fixed-fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. Revenue for contracts billed on a time and materials basis is recognized as services are performed.

BUSINESS STRATEGY

      We aim to be a principal strategic partner to information-intensive organizations worldwide, providing comprehensive content supply chain solutions that enable them to compete more aggressively and better respond to market challenges.

      To accomplish this, we intend to capitalize on the increased willingness of organizations in our markets to (a) use business process outsourcing to reduce expenses associated with content creation, management and distribution,
(b) leverage the concentrated expertise, talent and capital investment of business process specialists, and (c) focus internal resources on other critical competitive activities, such as business strategy, product definition and development, sales and marketing and customer relationship management to generate more unique value for their customers.

      We aim to respond to our clients' increased interest in publishing information more efficiently and economically from a single repository to multiple channels (i.e., Web, print, CD, print-on-demand, PDA, mobile phone and other formats and devices) and to re-use existing content assets to quickly create new products.

      We understand that there is a vast quantity of textual, audio, and video content that will be made available via digital processes and technologies. We believe many publishers will choose XML and its related standards to help accomplish this. We intend to be the first choice for organizations requiring large-scale, high fidelity XML transformations, as well as XML systems development and training.


TARGET MARKETS

      We will target our business development efforts to information-intensive organizations, such as leading commercial publishers, media companies and information services providers, Global 2000 enterprises, major cultural and educational institutions and government agencies.

      Specifically, we plan to drive opportunities with these organizations by:

    o Expanding   existing   relationships   and   developing   new,   long-term
      relationships with organizations that have substantial and recurring requirements for content supply chain services; and

    o Leveraging our business process and technical expertise, worldwide data manufacturing capabilities, high-value talent pool and information technology infrastructure to achieve substantial cost savings for clients, while enabling them to deliver high-quality information products more rapidly.

      Furthermore, we aim to dominate the market for XML transformation, systems, and training by:

    o Deploying existing and emerging technologies to develop large-scale XML content repositories more efficiently;

    o Maintaining our position as a preferred provider of large-scale XML content services, while extending our leadership in XML systems and consulting;

    o Entering  into  additional   engagements  with  high-profile  clients  for
      large-scale XML content services; and

    o Continuing to take an active role in developing structured information standards.

      In addition, we intend to:

    o Extend our offerings consistent with our position as a leading provider of content supply chain solutions;

    o Design customized, value-added offerings to meet the unique needs of clients in targeted vertical markets;

    o Embrace new technology initiatives that are strategic for our clients; and

    o Maintain a significant base of business to continue to generate economies of scale, which enable us to achieve competitive costs.


CLOSE RELATIONSHIPS WITH CLIENTS

      We view our long-term relationship with clients as a critical element in our historical and future success.

      To continue to meet the needs of existing and prospective clients in a timely fashion, we work directly with our clients to identify and develop new and improved offerings.

      To promote continued close relationships with clients, we provide 24/7 project support through our Asia-based customer service center, and maintain sales, solutions and strategic support in North America and Europe, in proximity to the business operations of most of our current clients.

      We generally perform our work for our clients under project-specific contracts, requirements-based agreements, or long-term arrangements. Contracts are typically subject to numerous termination provisions.

      One client accounted for 33% and 17% of our revenues for the years ended December 31, 2003 and 2002 respectively, and a second client accounted for 30% of our revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% in the year ended December 31, 2001. No other client accounted for 10% or more of revenues during this period. Further, in the years ended December 31, 2003, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 47%, 23%, and 13%, respectively, of our revenues.

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


COMPREHENSIVE SERVICE OFFERINGS

      The breadth and depth of our service offering distinguishes us from our competitors. Many competitors offer only a single service, such as data capture, but do not offer the full complement of content supply chain solutions that large, content-rich organizations increasingly require.

      We provide a wide range of content-related services to enable its clients to obtain the full benefit from their content assets, while reducing their costs of production, ownership and distribution.


INNOVATIVE TECHNOLOGY-BASED SOLUTIONS

      We have invested substantially in our information technology and communications systems to ensure clients a reliable and highly redundant infrastructure, and to enable us to employ the latest tools to drive significant process efficiencies.

INFORMATION AS TO OPERATING SEGMENTS

      The applicable information on our operating segments for the three years ended December 31, 2003 and as of December 31, 2003 and 2002, is included in
Note 8 to the Company's financial statements.

SALES AND MARKETING

      We primarily market our solutions directly to end-user organizations, with some business development activity channeled through a limited number of highly qualified partner organizations.

      Our sales organization is responsible for qualifying and otherwise pursuing prospects, securing direct personal access to decision-makers at existing and prospective clients, and obtaining orders for our services and solutions. Full-time sales professionals work directly with clients to identify and define the solutions that best fit their needs.

      Sales activities include the design and generation of presentations and proposals, account and client relationship management and otherwise organizing account activities.

      Consulting personnel from our project analysis group and our professional services group closely support the direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations, and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level post-sale support to customers.

      Our marketing organization is responsible for raising visibility and awareness of the company and our offerings, defining and communicating our value proposition, generating leads and furnishing effective sales support tools.

      Marketing, in conjunction with sales, is the primary architect of market definition, strategy and messaging and is responsible, when appropriate, for securing market intelligence and research, and providing accompanying analysis, including competitive analysis.

      Primary marketing outreach activities include event marketing (including exhibiting at trade shows, conferences and seminars), direct and database marketing, public and media relations (including speaking engagements and active participation in industry and technical standards bodies), and Web marketing (including search engine optimization, search engine marketing and the maintenance and continued development of external Web sites). Marketing also supports our partner activities.

COMPETITION

      The markets for our services are highly competitive. The most significant competitive factors are quality and reliability of services, price of services, scope and scale, quality of supporting services, and technical competence.

      We are not aware of any single competitor that provides the same comprehensive range of content supply chain solutions that we do, and we believe that we have created significant differentiation relative to our specific business process expertise, the high quality and reliability of our services, as well as our scope of services and scale of services.

      However, our industry is highly fragmented and we face significant competition in each of our service areas.

      In terms of content services, we believe we compete successfully by offering high quality services and favorable pricing by leveraging our technical skills, process knowledge and economies of scale.

      Competition is highly fragmented here. However, we have substantially greater resources than most of our competitors, resulting in greater breadth of services, as well as scope and scale. Thus, we have a greater ability to obtain client contracts where the undertaking required is technically sophisticated, sizable in scope or scale, or requires significant investment.

      With respect to XML data transformation, companies compete on the basis of quality, accuracy, price, and consistency, as well as on the ability to deliver large-scale, tag-intensive requirements quickly. Our ability to compete favorably is, therefore, dependent upon its ability to react appropriately to short and long-term trends, harness new technology, and deliver large-scale requirements quickly.

      SPI Technologies, Apex CoVantage, Techbooks and Jouve, among others, compete for content services business.

      What's more, as a provider of outsourced services, we compete at times with in-house personnel at current or prospective clients, who may attempt to duplicate our services using in-house staffers.

      In terms of our professional services, a number of large and mid-sized technology and business consulting practices offer content-related integration and consulting services as part of their broad and generalized offerings.

      Major companies such as IBM, EDS, Bearing Point, Accenture, Booz Allen and others compete for content supply chain dollars, though few, if any, focus exclusively on this niche. There are fewer firms, most with lesser capacity, with a narrower strategic focus on the content supply chain - Thomas Technology Solutions and RivCom are among them. In addition, we must frequently compete with our clients' own internal information technologies capability.

RESEARCH AND DEVELOPMENT

      We maintain a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to our business and to develop and install enhancements to our proprietary systems.

      During the last three fiscal years, we invested in the development and integration of proprietary applications for use in our various facilities. Applications development was predominantly associated with improving accuracy, consistency, and speed of complex XML tagging for large-scale requirements. We intend to make further investments in applications development and integration to respond to market opportunities.

EMPLOYEES

      As of February 29, 2004, we employed an aggregate of approximately 80 persons in the United States and Europe, and approximately 7,500 persons in five production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India, and a software development center in India.

      No employees are currently represented by a labor union and we believe that our relations with our employees are satisfactory.

      To retain our qualified personnel, we offer highly competitive base salaries that are supplemented by results-based incentives.

      Senior managers are eligible for bonuses and stock options. Our compensation structure is coupled with an extensive benefits package, tailored by region, that can include comprehensive health insurance coverage, paid vacation and holiday leaves, rice, clothing and optical allowances, and continuing education programs

      Moreover, at many of our overseas locations, we provide overtime premiums, holiday pay, bereavement and birthday leave, as well as maternity and paternity benefits.

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

      CLIENT CONCENTRATION; DEPENDENCE ON THE ONLINE INFORMATION INDUSTRY

      One client accounted for 33% and 17% of our revenues for the years ended December 31, 2003 and 2002 respectively, and a second client accounted for 30% of our revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% in the year ended December 31, 2001. No other client accounted for 10% or more of revenues during this period. Further, in the years ended December 31, 2003, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 47%, 23%, and 13%, respectively, of our revenues. A significant amount of our revenues are derived from clients in the online information industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2003, approximately 39% of the Company's accounts receivable was from foreign (principally European) clients. On occasion, we may lose a client as a result of a business failure, contract expiration, or the selection of another service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future. Moreover, revenue derived from certain of our relationships depend upon the level of services we perform, which may vary from period to period depending on client requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The following matters were voted on at the November 14, 2003 Annual Meeting of Stockholders. The total shares voted were 20,658,017.


ELECTION OF DIRECTORS:

   NOMINEE                     FOR           WITHHELD     Against    ABSTAIN
   -------                     ---           --------     -------    -------

   Jack Abuhoff                20,402,506     255,511        -            -
   Charles Goldfarb            20,531,888     126,129        -            -
   John Marozsan               20,517,896     140,121        -            -
   Todd Solomon                20,402,806     255,211        -            -
   Louise Forlenza             20,517,896     140,121        -            -
   Haig Bagerdjian             20,517,896     140,121        -            -

APPOINTMENT OF AUDITORS        20,600,091         -       18,101     39,825

AMENDMENT TO COMPANY'S         20,633,034           1     14,482     10,500
CERTIFICATE OF INCORPORATION
TO CHANGE THE COMPANY'S NAME
TO INNODATA ISOGEN, INC.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Innodata Isogen, Inc. (the "Company") Common Stock is quoted on the Nasdaq National Market System under the symbol "INOD." On February 29, 2004, there were 133 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 3,500.

      The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2003.

                                            COMMON STOCK
                                            SALE PRICES

                             2002           HIGH      LOW
                             ----           ----      ---

                        First Quarter       $3.30   $1.81

                        Second Quarter       2.60    1.05

                        Third Quarter        1.50    0.75

                        Fourth Quarter       1.07    0.60

                             2003           HIGH      LOW
                             ----           ----      ---

                        First Quarter       $1.09   $0.73

                        Second Quarter       1.47    0.84

                        Third Quarter        2.60    1.11

                        Fourth Quarter       4.96    2.42

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2003:




                                          NUMBER OF
                                   SECURITIES TO BE ISSUED    WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                     UPON EXCERCISE OF        EXERCISE PRICE OF   REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS     OUTSTANDING OPTIONS    FUTURE ISSUANCE UNDER

PLAN CATEGORY                       WARRANTS AND RIGHTS     WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
                                            (A)                     (B)                    (C)

Equity compensation plans
approved by security holders             6,575,000                 $2.24                1,696,000

Equity compensation plans
not approved by security holders         1,015,000 (1)             $0.84                  500,000 (2)
                                         ---------                 -----                ---------

Total                                    7,590,000                 $2.45                2,196,000
                                         =========                 =====                =========

      (1) Consists of stock options to purchase 1,015,164 shares of common stock granted to the Company's current Chairman pursuant to an agreement entered into at time of hire.
      (2) Consists of 500,000 shares of common stock which were reserved to use for future equity grants by the Company's Board of Directors as it deems appropriate.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED DECEMBER 31,                         2003        2002        2001         2000        1999
                                                ----        ----        ----         ----        ----

REVENUES                                    $ 36,714    $ 36,385    $ 58,278     $ 50,731    $ 27,490
                                            --------    --------    --------     --------    --------
OPERATING COSTS AND EXPENSES
   Direct operating costs                     27,029      32,005      44,354       34,458      17,854

   Selling and administrative                  8,898      10,038       8,337        7,248       6,783

   Provision for doubtful accounts                --          --       2,942           --          --
   Restructuring costs and asset impairment       --         244         865           --          --
   Interest expense                                9          29           9           43          10

   Interest income                               (30)        (89)       (216)        (155)       (111)
                                            --------    --------    --------     --------    --------

    Total                                     35,906      42,227      56,291       41,594      24,536
                                            --------    --------    --------     --------    --------

INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES                    808      (5,842)      1,987        9,137       2,954
PROVISION FOR (BENEFIT FROM) INCOME TAXES        333        (677)        639        2,969         841
                                            --------    --------    --------     --------    --------

NET INCOME (LOSS)                           $    475    $ (5,165)   $  1,348     $  6,168    $  2,113
                                            ========    ========    ========     ========    ========

BASIC INCOME (LOSS) PER SHARE               $    .02    $   (.24)   $    .06     $    .30    $    .11
                                            ========    ========    ========     ========    ========

DILUTED INCOME (LOSS) PER SHARE             $    .02    $   (.24)   $    .05     $    .26    $    .10
                                            ========    ========    ========     ========    ========

CASH DIVIDENDS PER SHARE                          --          --          --           --          --
                                            --------    --------    --------     --------    --------


DECEMBER 31,                                    2003        2002        2001         2000        1999
                                            --------    --------    --------     --------    --------

WORKING CAPITAL                             $ 11,983    $  8,570    $  8,854     $  9,505    $  5,966
                                            ========    ========    ========     ========    ========
TOTAL ASSETS                                $ 25,146    $ 22,697    $ 30,094     $ 27,946    $ 15,646
                                            ========    ========    ========     ========    ========
LONG-TERM DEBT                                   272          --          --           --    $      5
                                            ========    ========    ========     ========    ========

STOCKHOLDERS' EQUITY                        $ 17,404    $ 15,569    $ 20,362     $ 19,316    $ 11,652
                                            ========    ========    ========     ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

      Revenues were $36,714,000 for the year ended December 31, 2003 compared to $36,385,000 for the similar period in 2002. Revenues from the content services segment decreased 9% to $29,997,000 for the year ended December 31, 2003 compared to $33,089,000 for the similar period in 2002. The decrease principally reflects the decline in revenues of approximately $11 million from two clients whose largest projects were substantially completed in 2002. The shortfall was replaced in part by a $9 million increase in revenues from three other clients.

      Revenues from the Company's professional services (formerly referred to as systems integration and training) segment were $6,737,000 for the year ended December 31, 2003 and $3,296,000 for the similar period in 2002, an increase of 104%. The increase was principally attributable to an increase in the quantity and size of the system integration projects booked in 2003.

      One client accounted for 33% and 17% of the Company's revenues for the years ended December 31, 2003 and 2002, respectively, and a second client accounted for 30% of the Company's revenues for the year ended December 31, 2002. No other client accounted for 10% or more of revenues during this period. Further, in the years ended December 31, 2003 and 2002, export revenues, most of which were derived from European clients, accounted for 47% and 23%, respectively, of the Company's revenues.

      A significant portion of the Company's services are provided on a requirements basis, and more than half of its revenues are project-based. This work tends to vary from period to period. Often times, when a particular project for a large client is completed, the large client contracts with us for a new project. Additionally, the Company seeks wherever possible to counter-balance periodic declines in work for some clients with increased work for others. To reduce the percentage of total revenue that is non-recurring, the Company has begun to refocus its sales force to sources of recurring revenue.

      Direct operating expenses were $27,029,000 for the year ended December 31, 2003 and $32,005,000 for the year ended December 31, 2002, a decrease of 16%. Direct operating expenses as a percentage of revenues were 74% in 2003 and 88% in 2002. Direct operating expenses for the content services segment were $23,070,000 and $28,053,000 in the years ended December 31, 2003 and 2002, respectively, a decrease of 18%. Direct operating expenses as a percentage of revenues for the content services segment were 77% and 85% in the years ended December 31, 2003 and 2002, respectively. The dollar decline, as well as the decline in such costs as a percent of sales for the content services segment in the 2003 period, was principally due to a reduction in labor and in fixed costs associated with the Company's cost reduction initiatives. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy. Direct operating expenses for the Company's professional services segment were $3,959,000, or 59% of professional services segment revenues, for the year ended December 31, 2003 and $3,952,000 or 120% of such revenues, for the year ended December 2002. The decrease in direct operating costs as a percent of professional services segment revenue was primarily attributable to an increase in revenue without a corresponding increase in direct operating costs.

      Selling and administrative expenses were $8,898,000 and $10,038,000 in the years ended December 31, 2003 and 2002, respectively, a decrease of 11%. Selling and administrative expenses for the content services segment were $7,348,000 and $8,525,000 for the years ended December 31, 2003 and 2002, respectively, a decrease of 14%. The decrease is primarily attributable to the cost reduction initiatives that were implemented during the second half of 2002. Selling and administrative expenses as a percentage of revenues for the content services segment were 25% and 26% for years ended December 31, 2003 and 2002, respectively. Selling and administrative expenses for the professional services segment were $1,550,000 or 23% of sales, in the year ended December 31, 2003 compared to $1,513,000, or 46% of sales, for the year ended December 2002. This decrease in professional services segment selling and administrative expenses as a percent of sales is primarily due to an increase in revenue without a corresponding increase in selling and administrative costs. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

      In early 2002, the Company closed a facility in Asia, resulting in the write-off of property and equipment associated with the closed facility totaling approximately $244,000. Such write-off of equipment was classified as Restructuring Costs and Asset Impairment for the year ended December 31, 2002.

      For the year ended December 31, 2003, the provision for income taxes was 41% of pre-tax income, compared to a 12% benefit from income taxes as a percent of pre-tax loss in the year ended December 31, 2002. For the year ended December 31, 2002, the income tax benefit was lower as a percentage of pre-tax loss than the federal statutory rate primarily as a result of certain overseas foreign source losses for which no tax benefit is available. The provision for income taxes for the year ended December 30, 2003 is higher as a percentage of pre-tax loss than the federal statutory rate due primarily to foreign and state income taxes, and to certain foreign source losses for which no tax benefit is available, partially offset by the effect of income in tax jurisdictions currently under tax holiday.

YEARS ENDED DECEMBER 31, 2002 AND 2001

      Revenues decreased 38% to $36,385,000 for the year ended December 31, 2002 compared to $58,278,000 for the similar period in 2001. Revenues from the content services segment decreased 43% to $33,089,000 for the year ended December 31, 2002 compared to $57,825,000 for the similar period in 2001. The decrease principally resulted from the loss in revenues from one client which substantially curtailed operations, which accounted for approximately $17 million of the Company's content services segment revenues in 2001, and from the decline in revenues from a second client, whose projects were substantially completed in 2002. Revenues from the Company's professional services segment were $3,296,000 for the year ended December 31, 2002 and $453,000 for the one month period from December 1, 2001 (date of acquisition) to December 31, 2001.

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

      Direct operating expenses were $32,005,000 for the year ended December 31, 2002 and $44,354,000 for the year ended December 31, 2001, a decrease of 28%. Direct operating expenses as a percentage of revenues were 88% in 2002 and 76% in 2001. Direct operating expenses for the content services segment were $28,053,000 and $44,039,000 in the year ended December 31, 2002 and 2001, respectively, a decrease of 36%. Direct operating expenses as a percentage of revenues for the content services segment were 85% and 76% in the year ended December 31, 2002 and 2001, respectively. The dollar decrease for the content services segment in the 2002 period is principally due to a reduction in labor costs associated with lower revenues, and to reductions in fixed costs associated with the Company's cost reduction initiatives. The percentage increase for the content services segment in the 2002 period is primarily attributable to the decrease in revenues without a corresponding decrease in non-labor costs. Labor costs as a percentage of revenue remained consistent. Direct operating expenses for the Company's professional services segment were $3,952,000, or 120% of professional services segment revenues, for the year ended December 31, 2002 and $315,000, or 70% of revenues, for the month of December 2001. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, equipment maintenance and upgrade costs, computer services, supplies and occupancy.

      Selling and administrative expenses were $10,038,000 and $8,337,000 in the year ended December 31, 2002 and 2001, respectively, an increase of 20%. Selling and administrative expenses for the content services segment were $8,525,000 and $8,227,000 for the year ended December 31, 2002 and 2001, respectively, an increase of 4%. The increase for the content services segment is primarily due to a non-cash compensation charge of approximately $500,000, and an increase in selling and marketing costs of approximately $684,000, offset by a 14% reduction in general and administrative expenses. Selling and administrative expenses as a percentage of revenues for the content services segment increased to 26% in the 2002 period from 19% in the 2001 period due primarily to the decrease in revenues without a corresponding decrease in such expenses. Selling and administrative expenses for the professional services segment were $1,513,000, or 46% of sales, in the year ended December 31, 2002 compared to $110,000, or 24% of sales, for the one month period December 2001. Selling and administrative expenses primarily include management and administrative salaries, sales and marketing costs, and administrative overhead.

      For the year ended December 31, 2001, the Company provided an allowance for doubtful accounts of approximately $2.6 million representing the remaining balance due at December 31, 2001 from a client that accounted for 30% of its 2001 revenues because the client has reported an inability to raise further operating funds required to make payment. In January 2004, the Company reached a settlement with this client to pay $1,000,000 cash as full satisfaction of the outstanding balance due to the Company. The $1,000,000 will be reflected as a bad debt recovery income in the Company's first quarter 2004 financial statements. In addition, in 2001 the Company provided approximately $350,000 for other client bad debts incurred in the ordinary course of business.

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

LIQUIDITY AND CAPITAL RESOURCES

      Selected measures of liquidity and capital resources are as follows:

                                                 December 31, 2003  December 31, 2002
                                                 -----------------  -----------------

      Cash and Cash Equivalents - unrestricted      $5,051,000         $7,255,000
      Working Capital                               11,983,000          8,570,000
      Stockholders' Equity Per Common Share*           $.79               $.73

      *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

NET CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating activities was $682,000 in the year ended December 31, 2003 compared to $3,050,000 provided by operating activities for the year ended December 31, 2002, a decrease of approximately $2.4 million. The decrease was primarily due to a $7.3 million net increase in operating assets and liabilities and a decrease in non-cash charges of approximately $600,000, partially offset by an increase of $5.6 million in net income. The $7.3 million net increase in operating assets and liabilities was principally comprised of a $9.8 million increase in accounts receivable net of a $1.6 million increase in accrued salaries and a $1.4 million decrease in refundable income taxes.

      Accounts receivable totaled $8,497,000 at December 31, 2003, representing approximately 71 days of sales outstanding, compared to $3,253,000, or 52 days, at December 31, 2002. The increase in accounts receivable resulted principally from a 76% increase in revenues in the three months ended

December 31, 2003, as compared to the three months ended December 31, 2002. The increase in amount and in days sales outstanding is also attributable to significant accounts receivable balances from two clients, most of which was subsequently collected.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amount due from such clients. In addition, as of December 31, 2003, approximately 39% of the Company's accounts receivable was from foreign (principally European) clients, and approximately 27% of accounts receivable was due from one client.

NET CASH USED IN INVESTING ACTIVITIES

      During the year ended December 31, 2003, the Company spent approximately $2,408,000 for capital expenditures, compared to approximately $1,162,000 in the year ended December 31, 2002. In addition, the Company acquired equipment totaling approximately $467,000 in 2003 utilizing capital leases. During the next 12 months, the Company anticipates similar to modest increases in capital spending levels. Such past and anticipated capital spending relates to project requirement specific equipment for certain new projects, normal ongoing equipment upgrades and replacement, and costs related to the purchase and implementation of new management information systems.

AVAILABILITY OF FUNDS

      The Company has a $1 million bank line of credit which is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate (4% at December 31, 2003). The line expires on May 31, 2004. No loans were outstanding at December 31, 2003.

      Management believes that existing cash, internally generated funds and short term bank borrowings will be sufficient for reasonably anticipated working capital and capital expenditure requirements during the next 12 months. The Company funds its foreign expenditures from its U.S. corporate headquarters on an as-needed basis.

CONTRACTUAL OBLIGATIONS

      The table below reflects the Company's contractual cash obligations, expressed in thousands, at December 31, 2003.

                                                        PAYMENTS DUE BY PERIOD
                                               LESS THAN                          AFTER 5
    CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR    1-3 YEARS  4-5 YEARS   5 YEARS

Capital lease obligations            $  457     $  171     $  286     $   --     $   --
Non-cancelable Operating leases       3,817        600      1,751      1,222        244
                                     ------     ------     ------     ------     ------
Total contractual cash obligations   $4,274     $  771     $2,037     $1,222     $  244
                                     ======     ======     ======     ======     ======

INFLATION, SEASONALITY AND PREVAILING ECONOMIC CONDITIONS

      To date, inflation has not had a significant impact on the Company's operations. The Company generally performs its work for its clients under project-specific contracts, requirements-based contracts or long-term arrangements. Contracts are typically subject to numerous termination provisions. The Company's revenues are not significantly affected by seasonality.

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


      Allowance for Doubtful Accounts

      The Company establishes credit terms for new clients based upon management's review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company's major clients were to deteriorate. In the event that the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

      Revenue Recognition

      Revenue for content manufacturing and outsourcing services is recognized in the period in which services are performed and delivered.

      The Company recognizes revenues from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type

Contracts". Revenue for such contracts billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.
For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenue for contracts billed on a time and materials basis is recognized as services are performed.

      Property and Equipment

      Property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases. The Company makes estimates regarding the useful lives of these assets and any changes in actual lives could result in material changes in the net book value of these assets. The Company evaluates the recoverability of long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires the Company to make significant estimates and assumptions, and changes in facts and circumstances could result in material changes in the carrying value of the assets and the related depreciation expense.

      Income Taxes

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

      Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standard ("SFAS") 142 requires that goodwill be tested for impairment at the reporting unit level (segment or one level below a segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the Company's Consolidated Financial Statements.

      Consolidation of Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No.46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December, 2003, the FASB issued FIN 46R which clarifies and modifies certain provisions of FIN 46. The Company has evaluated FIN No. 46 and determined that this interpretation did not have any impact on the Company's Consolidated Financial Statements as the Company has no variable interest entities.

FORWARD-LOOKING STATEMENTS

      Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities
Litigation  Reform Act of 1995.  The words  "intend","may",  "plan",  "believe,"
"expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution, which is priced based on the bank's alternate base rate (4% at December 31, 2003. At December 31, 2003, there were no borrowings under the credit facility. Changes in the prime interest rate during 2004 will have a positive or negative effect on the Company's interest expense. Such exposure will increase accordingly should the Company utilize its line of credit during 2004.

      The Company has operations in foreign countries. While it is exposed to foreign currency fluctuations, the Company presently has no financial instruments in foreign currency and does not maintain funds in foreign currency beyond those necessary for operations.

ITEM 8.  FINANCIAL STATEMENTS.

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                        II-14

Consolidated Balance Sheets as of December 31, 2003 and 2002        II-15

Consolidated Statements of Operations for the three years ended     II-16
December 31, 2003

Consolidated Statement of Stockholders' Equity for the three        II-17
years ended December 31, 2003

Consolidated Statements of Cash Flows for the three years ended     II-18
December 31, 2003

Notes to Consolidated Financial Statements                        II-19-32

REPORT OF INDEPENDENT  CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  Innodata Isogen, Inc.

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Isogen, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


   /s/ Grant Thornton LLP
------------------------------
Grant Thornton LLP
New York, New York
March 11, 2004

                    INNODATA ISOGEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2003 AND 2002
                            (DOLLARS IN THOUSANDS)

                                                         2003      2002
 ASSETS

 CURRENT ASSETS:
 Cash and equivalents                                  $  5,051    $  7,255
 Cash and equivalents - restricted                        1,000          --
 Accounts receivable-net of allowance for doubtful
   accounts of $1,219 in 2003 and $1,254 in 2002          8,497       3,253
 Prepaid expenses and other current assets                  999         706
 Refundable income taxes                                  1,075       1,491
 Deferred income taxes                                    1,421       1,501
                                                       --------    --------

       TOTAL CURRENT ASSETS                              18,043      14,206

PROPERTY AND EQUIPMENT - NET                              5,628       6,707

OTHER ASSETS                                                800       1,109

GOODWILL                                                    675         675
                                                       --------    --------
TOTAL                                                  $ 25,146    $ 22,697
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable                                      $  1,299    $    647
 Accrued expenses                                         1,152       2,008
 Accrued salaries and wages                               2,865       2,526
 Income and other taxes                                     598         455
 Current portion of capital lease obligations               146          --
                                                       --------    --------

       TOTAL CURRENT LIABILITIES                          6,060       5,636
                                                       --------    --------
DEFERRED INCOME TAXES                                     1,410       1,492
                                                       --------    --------
OBLIGATIONS UNDER CAPITAL LEASE                             272          --
                                                       --------    --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value-authorized 75,000,000
   shares; issued - 22,535,000 shares in 2003 and
    22,046,000 shares in 2002                               226         220
 Additional paid-in capital                              15,413      14,084
 Retained earnings                                        3,739       3,264
                                                       --------    --------
                                                         19,378      17,568


 Less: treasury stock - at cost; 584,000 and
610,000 shares in 2003 and 2002, respectively            (1,974)     (1,999)
                                                       --------    --------



       TOTAL STOCKHOLDERS' EQUITY                        17,404      15,569
                                                       --------    --------
TOTAL                                                  $ 25,146    $ 22,697
                                                       ========    ========


                 See notes to consolidated financial statements

                    INNODATA ISOGEN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  2003        2002       2001

REVENUES                                        $ 36,714    $ 36,385   $ 58,278
                                                --------    --------   --------

OPERATING COSTS AND EXPENSES
    Direct operating costs                        27,029      32,005     44,354
    Selling and administrative expenses            8,898      10,038      8,337
    Provision for doubtful accounts                   --          --      2,942
    Restructuring costs and asset impairment          --         244        865
    Interest expense                                   9          29          9
    Interest income                                  (30)        (89)      (216)
                                                --------    --------   --------

               TOTAL                              35,906      42,227     56,291
                                                --------    --------   --------

INCOME (LOSS)  BEFORE PROVISION FOR  (BENEFIT
FROM) INCOME TAXES                                   808      (5,842)     1,987

PROVISION FOR (BENEFIT FROM) INCOME TAXES            333        (677)       639
                                                --------    --------   --------
NET INCOME (LOSS)                               $    475    $ (5,165)  $  1,348
                                                ========    ========   ========
BASIC INCOME  (LOSS)  PER SHARE                 $    .02    $   (.24)  $    .06
                                                ========    ========   ========
DILUTED INCOME (LOSS)  PER SHARE                $    .02    $   (.24)  $    .05
                                                ========    ========   ========

                 See notes to consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                       ADDITIONAL
                                    COMMON STOCK         PAID-IN    RETAINED    TREASURY
                                   SHARES    AMOUNT      CAPITAL    EARNINGS      STOCK       TOTAL
                                   ------    ------      -------    --------      -----       -----

JANUARY 1, 2001                   21,688    $    217    $ 12,239    $  7,081    $   (221)   $ 19,316

Net income                            --          --          --       1,348          --       1,348

Issuance of common
  stock upon exercise of
  stock options                      605           6         384          --          --         390

Purchase of treasury stock            --          --          --          --      (1,639)     (1,639)

Retirement of treasury stock        (577)         (6)       (215)         --         221          --

Income tax benefit
  from exercise of stock
  options                             --          --         947          --          --         947
                                --------    --------    --------    --------    --------    --------

DECEMBER 31, 2001                 21,716         217      13,355       8,429      (1,639)     20,362


Net loss                              --          --          --      (5,165)         --      (5,165)

Issuance of common
  stock upon exercise of
  stock options                      318           3         107          --          --         110

Purchase of treasury stock            --          --          --          --        (360)       (360)

Non-cash compensation                 12          --         523          --          --         523

Income tax benefit
  from exercise of stock
  options                             --          --          99          --          --          99
                                --------    --------    --------    --------    --------    --------

DECEMBER 31, 2002                 22,046         220      14,084       3,264      (1,999)     15,569

Net income                            --          --          --         475          --         475

Issuance of common stock
  upon exercise of stock
  options                            515           6         565          --          --         571

Retirement of treasury
  stock                              (26)         --         (25)         --          25          --

Income tax benefit from
  exercise of stock
  options                             --          --         132          --          --         132

Non-cash compensation                 --          --         657          --          --         657
                                --------    --------    --------    --------    --------    --------

DECEMBER 31, 2003                 22,535    $    226    $ 15,413    $  3,739     $(1,974)    $17,404
                                ========    ========    ========    ========    ========    ========

                 See notes to consolidated financial statements

                     INNODATA ISOGEN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                              2003       2002       2001
                                                              ----       ----       ----
 OPERATING ACTIVITIES:
  Net income (loss)                                          $   475    $(5,165)   $ 1,348
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                               4,528      5,228      4,790
   Non-cash compensation                                         657        523         --
   Provision for doubtful accounts                                --         --      2,942
    Loss on disposal of fixed assets                             147         --         --
   Tax benefit from exercise of stock options                    132         99        947
   Restructuring costs and asset impairment                       --        244        865
   Deferred income taxes                                          (2)        30       (463)
   Changes in operating assets and liabilities, net of
   acquisition:
    Accounts receivable                                       (5,244)     4,593     (3,913)
    Prepaid expenses and other current assets                   (947)      (680)       545
    Refundable income taxes                                      416       (982)      (509)
    Other assets                                                 242        894       (723)
    Accounts payable                                             652       (811)      (907)
    Accrued expenses                                            (856)       601        365
    Accrued salaries and wages                                   339     (1,244)       (71)
    Income and other taxes                                       143       (280)      (376)
                                                             -------    -------    -------

       Net cash provided by operating activities                 682      3,050      4,840
                                                             -------    -------    -------
INVESTING ACTIVITIES:
  Increase in restricted cash                                 (1,000)        --         --
  Capital expenditures                                        (2,408)    (1,162)    (5,568)
  Payments in connection with acquisition                         --         --       (796)
                                                             -------    -------    -------

       Net cash used in investing activities                  (3,408)    (1,162)    (6,364)
                                                             -------    -------    -------

FINANCING ACTIVITIES:
  Payments of obligations under capital lease                    (49)        --         --
  Payment of acquisition notes                                    --       (650)        --
  Proceeds from exercise of stock options                        571        110        390
  Purchase of treasury stock                                      --       (360)    (1,639)
                                                             -------    -------    -------

       Net cash provided by (used in) financing activities       522       (900)    (1,249)
                                                             -------    -------    -------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                   (2,204)       988     (2,773)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                        7,255      6,267      9,040
                                                             -------    -------    -------

CASH AND EQUIVALENTS, END OF YEAR                            $ 5,051    $ 7,255    $ 6,267
                                                             =======    =======    =======

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
  Cash paid during the year for:
   Income taxes                                              $   417    $   261    $ 1,513
   Interest expense                                          $    23    $    29    $    --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of equipment utilizing capital leases         $   467    $    --    $    --

                 See notes to consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  --------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS AND BASIS OF PRESENTATION - Innodata Isogen, Inc. and subsidiaries (the "Company"), which on November 14, 2003 changed its name from Innodata Corporation to Innodata Isogen, Inc., is a leading provider of digital asset services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training.) through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

      REVENUE RECOGNITION - Revenue for content manufacturing and outsourcing services is recognized in the period in which services are performed and delivered.

      The company recognizes revenues from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue for such services billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenue for contracts billed on a time and materials basis is recognized as services are performed.

      FOREIGN CURRENCY - The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2003 and 2002 were translated at the exchange rate in effect as of those dates. Exchange losses resulting from such transactions totaled approximately $9,000 and $59,000 in 2003 and 2002, respectively. Exchange gains in 2001 resulting from such transactions totaled $75,000.

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
                                                        ======

      DEPRECIATION - Property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases. The Company makes estimates regarding the useful lives of these assets and any changes in actual lives could result in material changes in the net book value of these assets. The Company evaluates the recoverability of long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires the Company to make significant estimates and assumptions, and changes in facts and circumstances could result in material changes in the carrying value of the assets and the related depreciation expense.

      GOODWILL AND OTHER INTANGIBLE ASSETS - Statement of Financial Accounting Standard ("SFAS") 142 requires that goodwill be tested for impairment at the reporting unit level (segment or one level below a segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.
Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

      ACCOUNTING FOR STOCK-BASED COMPENSATION - At December 31, 2003, the Company has various stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

YEAR ENDED DECEMBER 31,                                          2003       2002       2001
                                                         (in thousands, except per share amounts)

Net income (loss), as reported                                $   475    $(5,165)   $ 1,348


  Deduct: Total stock-based employee compensation
    determined under fair value based method, net of
    related tax effects                                        (3,193)    (2,315)    (2,185)

  Add: Compensation expense included in the
    determination of net income as reported, net of
    related tax effects, related to the extension of stock
    options                                                       455        318         --
                                                              -------    -------    -------

Pro forma net (loss) income                                   $(2,263)   $(7,162)   $  (837)
                                                              =======    =======    =======

Income (loss) per share:
    Basic - as reported                                       $   .02    $  (.24)   $   .06
                                                              =======    =======    =======
    Basic - pro forma                                         $  (.10)   $  (.33)   $  (.04)
                                                              =======    =======    =======

    Diluted - as reported                                     $   .02    $  (.24)   $   .05
                                                              =======    =======    =======
    Diluted - pro forma                                       $  (.10)   $  (.33)   $  (.04)
                                                              =======    =======    =======


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

      ACCOUNTS RECEIVABLE - The majority of the Company's accounts receivable are due from secondary publishers and information providers. The Company establishes credit terms for new clients based upon management's review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company's major clients were to deteriorate. In the event that the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

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

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the Company's Consolidated Financial Statements.

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No.46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December, 2003, the FASB issued FIN 46R which clarifies and modifies certain provisions of FIN 46. The Company has evaluated FIN No. 46 and determined that this interpretation did not have any impact on the Company's Consolidated Financial Statements as the Company has no variable interest entities.

2.    PROPERTY AND EQUIPMENT

      Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

               DECEMBER 31,                        2003      2002

               Equipment                        $14,608   $16,136
               Furniture and office equipment       820     1,037
               Leasehold improvements             2,342     2,314
                                                -------   -------
                   Total                         17,770    19,487

               Less accumulated depreciation
                  and amortization               12,142    12,780
                                                -------   -------
                                                $ 5,628   $ 6,707
                                                =======   =======

      As of December 31, 2003 and 2002, the net book value of property and equipment located at the Company's production facilities in the Philippines, India, and Sri Lanka was approximately $4,766,000 and $6,361,000, respectively.

      In 2003, the Company entered into a three year lease for certain equipment located in one of its Philippine facilities. The equipment was capitalized at its fair market value of approximately $641,000, which represented the present value of the minimum lease payments plus trade-in value of exchanged equipment of $175,000. The loss on such trade-in approximated $58,000.

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

4.    INCOME TAXES

      The significant components of the provision for (benefit from) income taxes (in thousands) are as follows:

                                                              2003       2002        2001
         Current income tax expense (benefit):
            Foreign                                        $    29    $    97    $    (7)
            Federal                                            230       (827)       906
         State and local                                        76         23        203
                                                           -------    -------    -------
                                                               335       (707)     1,102
         Deferred income tax expense (benefit) provision        (2)        30       (463)
                                                           -------    -------    -------
         Provision for (benefit from) income taxes         $   333    $  (677)   $   639
                                                           =======    =======    =======

      Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                    2003       2002        2001

       Federal statutory rate                         35.0%   (35.0)%     35.0%


       Effect of:
          State income taxes (net of federal tax
            benefit)                                   5.9      0.6        1.8
          Foreign source losses for which no tax
            benefit is available                       7.3     23.8          -
          Effect of foreign tax holiday, net of
            foreign income not deemed
            permanently reinvested                   (24.0)    (3.4)      (5.3)
          Foreign taxes                                7.6        -        0.9
          Non deductible compensation                  5.9        -          -
          Other                                        3.5      2.4       (0.2)
                                                     -----    -----      -----

       Effective rate                                 41.2%    (11.6)%    32.2%
                                                     =====    =====      =====

      As of December 31, 2003 and 2002, the composition of the Company's net deferred income taxes (in thousands) is as follows:

                                                    2003      2002

 Deferred income tax assets:
   Allowances not currently deductible             $ 1,358  $ 1,435
   Depreciation and amortization                       114      230

   Equity compensation not currently deductible        348      150
   Expenses not deductible until paid                   63       66
                                                   -------  -------
                                                     1,883    1,881
                                                   =======  =======

Deferred income tax liabilities:
   Foreign source income, not taxable
     until repatriated                              (1,872)  (1,872)
                                                   -------  -------
Net deferred asset                                 $    11  $     9
                                                   =======  =======

Net deferred income tax asset - current            $ 1,421  $ 1,501
Net deferred income tax liability - non current     (1,410)  (1,492)
                                                   -------  -------
Net deferred income tax asset                      $    11  $     9
                                                   =======  =======

5.    COMMITMENTS AND CONTINGENT LIABILITIES

      LINE OF CREDIT - The Company has $1 million line of credit with a bank, which is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate (4% at December 31, 2003). The line expires on May 31, 2004.

      LEASES - The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. The lease agreements for production space in most overseas facilities, which expire through 2010, contain provisions pursuant to which the Company may cancel the leases upon three months notice, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space is approximately $1,000,000. For the years ended December 31, 2003, 2002 and 2001, rent expense for office and production space totaled approximately $1,700,000, $2,100,000 and $1,900,000, respectively.

      In addition, the Company leases certain equipment under short-term operating lease agreements. For the years ended December 31, 2003, 2002 and 2001, rent expense for equipment totaled approximately $36,000, $46,000 and $400,000, respectively.

      At December 31, 2003, future minimum annual rental commitments on non-cancelable leases (excluding operating leases with terms less than one year) (in thousands) are as follows:


                                            OPERATING     CAPITAL
                                              LEASES       LEASES

        2004                                $   600       $   171
        2005                                    587           171
        2006                                    585           115
        2007                                    579             -
        2008                                    611             -
        Thereafter                              855             -
                                            -------       -------
                                            $ 3,817           457
                                            =======
        Less: Amounts representing interest
        (7% per annum)                                         39
                                                          -------
        Present value of minimum lease payments           $   418
                                                          =======

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

      EMPLOYMENT AGREEMENTS - On January 1, 2004, the Company entered into a four year employment agreement with the co-founder of ISOGEN to serve as Executive Vice President of the Company. Pursuant to the agreement, he will be compensated at a rate of $250,000 per annum for the first year, subject to annual review for discretionary annual increases thereafter, and will be eligible to receive an annual cash bonus, the amount of which will be based upon meeting certain goals. In addition, on November 10, 2003, he was granted an option to purchase 200,000 shares of the Company's common stock at $3.35 per share. In connection with his previous employment agreement, in 2002 the executive was granted an option to purchase 150,000 shares of the Company's common stock at $4.00 per share, and was issued 11,587 unregistered shares of the Company's common stock. Compensation expense of approximately $10,000 was recorded in the year ended December 31, 2002 as selling and administrative expenses pursuant to the stock issuance.

      In May 2001, the Company entered into an agreement with its then Chairman of the Board pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement, which is included in other assets and is being amortized over the term of the agreement. On December 31, 2003, the unamortized balance was $222,000.

      PHILIPPINE  PENSION  REQUIREMENT  -  The  Philippine   government  enacted
legislation requiring businesses to provide a lump-sum pension payment to employees working at least five years and who are employed by the Company at age
60. Those eligible employees are to receive approximately 60% of one month's pay for each year of employment with the Company. The liability for the future payment is insignificant at December 31, 2003. Under the legislation, the Company is not required to fund future costs, if any.

      INDEMNIFICATIONS - The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on a maximum potential future payments. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

      LIENS - In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of December 31, 2003, such equipment had a book value of $543,000.

6.    CAPITAL STOCK

      COMMON STOCK - On March 23, 2001, the Company paid a two-for-one stock dividends. In addition, in 2001 the stockholders increased the number of common shares the Company is authorized to issue to 75,000,000. The financial statements and notes thereto, including all share and per share amounts, have been restated to reflect such split.

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

      COMMON STOCK RESERVED - As of December 31, 2003, the Company had reserved for issuance approximately 9,285,000 shares of common stock pursuant to the Company's stock option plans (including an aggregate of 1,015,164 options issued to the Company's Chairman which were not granted pursuant to stockholder approved stock option plans) and 500,000 shares of common stock to use for ..grants as the Company's Board of Directors deems appropriate.

      TREASURY STOCK - During the year ended December 31, 2002, the Company repurchased 340,000 shares of its common stock at a cost of $360,000.

      In August 2002, the Board of Directors authorized the repurchase of up to $1.5 million of the Company's common stock, of which approximately $1,140,000 remains available for repurchase under the program at December 31, 2003.

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

      The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1994 Plan and 1994 DD Plan after May 19, 2004; under the 1995 Plan after May 16, 2005; under the 1996 Plan after July 8, 2006; under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan until after June 30, 2012.

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, to the extent the exercise price of options granted to employees is equal to or greater than the market value of the underlying common stock on the date of grant, compensation expense is not recognized for stock options granted to employees. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards in 2003, 2002, and 2001, consistent with the provisions of SFAS No. 123, the Company would have reflected a net loss of approximately $2.3 million or $(.10) basic and diluted in 2003; a net loss of approximately $7.1 million or $(.33) basic and diluted in 2002; and a net loss of $837,000 or $(.04) per share, basic and diluted, in 2001. The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected life of six years for options granted in 2003 and four years for options granted in 2002 and 2002; risk free interest rate of 4.2% in 2003, 3.5% in 2002, and 5% in 2001, expected volatility of 140% in 2003, 119% in 2002 and 118% in 2001.

      The following table presents information related to stock options for 2003, 2002 and 2001.


                                            WEIGHTED
                                            AVERAGE    WEIGHTED             WEIGHTED
                 PER SHARE                  REMAINING  AVERAGE              AVERAGE
                 RANGE OF      NUMBER      CONTRACTUAL EXERCISE   NUMBER    EXERCISE
                 EXERCISE      OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
                 PRICES
                 ------------  ----------  ----------  -------- ----------  --------

Balance 1/1/01   $0.25 - 0.47   1,019,640       2       $0.34    1,019,640   $0.34
                 $0.50 - 0.75   2,858,632       3       $0.58    2,429,632   $0.56
                 $1.29            399,996       2       $1.29     399,996    $1.29
                 $1.56 - 2.25   2,699,108       4       $1.90     295,984    $1.73
                 $2.50 - 2.69     343,200       5       $2.52            -       -
                               ----------                       ----------
                                7,320,576                        4,145,252
                                                                ==========

   Cancelled     $2.00 - 6.10    (156,127)              $3.83
   Granted       $3.05 - 6.57   1,292,200               $5.42
   Exercised     $0.25 - 4.00    (605,357)              $0.71
                               ----------

Balance 12/31/01 $0.25 - 0.47     979,644       1       $0.35      979,644   $0.35
                 $0.50 - 0.75   2,406,818       2       $0.58    2,406,818   $0.58
                 $1.29            399,996       1       $1.29      399,996   $1.29
                 $1.56 - 2.25   2,564,992       4       $1.89      928,903   $1.87
                 $2.50 - 2.69     277,642       4       $2.50       80,519   $2.50
                 $3.05 - 4.60      29,200       4       $3.70            0       -
                 $5.43 - 5.89   1,180,000       4       $5.45            0       -
                 $6.00 - 6.57      13,000       4       $6.21            0       -
                               ----------                       ----------
                                7,851,292                        4,795,880
                               ==========                       ==========

   Cancelled     $0.25 - 6.22    (489,482)              $1.29
   Granted       $1.00 - 4.60     220,750               $3.64
   Exercised     $0.25 - 0.50    (317,676)              $0.35
                               ----------

Balance 12/31/02 $0.25 - 0.47     445,668       2       $0.41      445,668   $0.41
                 $0.50 - 0.75   2,347,922       2       $0.59    2,347,922   $0.59
                 $1.00 - 1.29     409,996       5       $1.28      399,996   $1.28
                 $1.56 - 2.25   2,421,548       3       $1.88    1,524,469   $1.87
                 $2.50            228,800       3       $2.50      124,026   $2.50
                 $3.00 - 4.60     232,950       5       $3.74       12,105   $3.68
                 $5.43 - 5.89   1,170,000       4       $5.45      544,855   $5.45
                 $6.00 - 6.57       8,000       4       $6.24        3,416   $6.25
                               ----------                       ----------
                                7,264,884                        5,402,457
                                                                ==========

   Cancelled                     (127,176)              $2.42
   Granted                      1,002,000               $3.40
   Exercised                     (550,328)              $1.14
                               ----------

Balance 12/31/03 $0.25 - 0.47     445,668       7       $0.41      445,668   $0.41
                 $0.50 - 0.75   2,003,472       7       $0.59    2,003,472   $0.59
                 $1.00 - 1.29     409,996       4       $1.28      400,551   $1.29
                 $1.56 - 2.25   2,172,294       2       $1.86    1,836,132   $1.84
                 $2.50            194,200       2       $2.50      152,808   $2.50
                 $3.00 - 4.60   1,185,750       9       $3.49      112,679   $3.86
                 $5.43 - 5.89   1,170,000       2       $5.45      823,478   $5.45
                 $6.00 - 6.57       8,000       2       $6.24        5,416   $6.25
                               ----------                       ----------
                                7,589,380                        5,780,204
                               ==========                       ==========

      Options granted prior to 2003 vest over a four year period and have a five year life. In 2003, substantially all options granted vest over a four year period and have a ten year life. The weighted average fair value as of the date of grant for options granted in 2003, 2002 and 2001 is $3.21, $3.64, and $4.25, respectively.

      In 2003, the Company extended the expiration date of options granted to certain officers, directors and employees, substantially all of which were vested, to purchase 315,000, 566,000, 522,000 and 133,000 shares of its common stock at $.47, $.50, $.67 and $2.00, respectively. In connection with the extension, the option holders agreed not to sell shares of stock acquired upon exercise of the extended options for designated periods of time ending between June 2004 to March 2005. In connection with this transaction, compensation expense of approximately $650,000 was recorded in the second quarter of 2003 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended. Compensation expense is included as a component of selling and administrative expenses.

      In 2002, the Company extended the expiration date of options to the Chief Executive Officer to purchase 6,672, 248,496, 360,000, 399,996 and 123,996 shares of its common stock at $.42, $.50, $.58, $1.29 and $.25, per share, respectively. In connection with this transaction, compensation expense of approximately $513,000 was recorded in the third quarter as selling and administrative expenses. In addition, the Company issued 11,587 shares of its common stock pursuant to an employment agreement with an officer of the Company. Compensation expense of approximately $10,000 was recorded in the third quarter of 2002 as selling and administrative expenses. No compensation expense was recognized in connection with stock option grants for the year ended December 31, 2001 since the exercise price of options granted equaled or exceeded the market value of the underlying common stock on the date of grant.

8.    SEGMENT REPORTING AND CONCENTRATIONS

      As a result of the acquisition of ISOGEN International in December 2001, the Company's management currently monitors its operations through two reporting segments: (1) content services and (2) professional services (formerly referred to as systems integration and training). The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company's professional services operating segment offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

                                           2003        2002         2001
                                                  (IN THOUSANDS)
Revenues
Content services                          $29,977     $33,089      $57,825
Professional services                       6,737       3,296          453
                                         --------    --------     --------
Total consolidated                        $36,714     $36,385      $58,278
                                         ========    ========     ========

Income (loss) before income taxes (a)
Content services                          $  (420)    $(3,326)     $ 1,959

Professional services                       1,228      (2,516)          28
                                         --------    --------     --------
Total consolidated                        $   808     $(5,842)     $ 1,987
                                         ========    ========     ========

    (a) In 2002 and 2001, corporate overhead was not allocated to the professional services segment. In 2003, corporate overhead has been allocated to the professional services segment based upon a percentage of consolidated sales. For comparative purposes, income before income taxes for the years ended December 31 2002 and 2001 have been reclassified to allocate corporate overhead using a method consistent with 2003.

                                             DECEMBER 31,
                                           2003        2002
                                           (IN THOUSANDS)

Total assets
Content services                          $20,986     $20,721
Professional services                       4,160       1,976
                                         --------    --------
Total consolidated                        $25,146     $22,697
                                         ========    ========

      One client accounted for 33% and 17% of the Company's revenues for the years ended December 31, 2003 and 2002 respectively, and a second client accounted for 30% of the Company's revenues for the year ended December 31, 2002. One other client, which substantially curtailed operations, accounted for 30% in the year ended December 31, 2001. No other client accounted for 10% or more of revenues during this period. Further, in the years ended December 31, 2003, 2002 and 2001, export revenues, substantially all of which were derived from European clients, accounted for 47%, 23%, and 13%, respectively, of the Company's revenues.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2003, approximately 39% of the Company's accounts receivable was from foreign (principally European) clients.

9.    INCOME (LOSS) PER SHARE
                                            2003       2002         2001
                                      (in thousands, except per share  amounts)

Net income (loss)                         $   475    $ (5,165)     $ 1,348
                                         ========    ========     ========
Weighted average common shares
 outstanding                               21,570      21,489       21,332
Dilutive effect of outstanding options      1,396           -        3,312
                                         --------    --------     --------

Adjusted for dilutive computation          22,966      21,489       24,644
                                         ========   =========     ========
Basic income (loss) per share             $   .02    $   (.24)        $.06
                                         ========   =========     ========
Diluted income (loss) per share           $   .02    $   (.24)        $.05
                                         ========   =========     ========

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

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                  FIRST     SECOND       THIRD      FOURTH
                                 QUARTER    QUARTER     QUARTER     QUARTER
                                        (in thousands, except per share)
2003
Revenues                           $6,653  $8,056     $11,184      $10,821
Net income (loss)                  (1,113)   (636)      1,490          734

Net income (loss) per share         $(.05)  $(.03)       $.07         $.03

Diluted net income (loss) per share $(.05)  $(.03)       $.06         $.03

2002
Revenues                          $12,556 $10,389      $7,278        $6,162
Net income (loss)                     243    (899)     (2,521)      (1,988)
Net income (loss) per share          $.01   $(.04)      $(.12)       $(.09)
Diluted net income (loss) per share  $.01   $(.04)      $(.12)       $(.09)

12.   SUBSEQUENT EVENT

      For the year ended December 31, 2001, the Company provided an allowance for doubtful accounts of approximately $2.6 million representing the remaining balance due at December 31, 2001 from a client that accounted for 30% of its 2001 revenues because the client has reported an inability to raise further operating funds required to make payment. In January 2004, the Company reached a settlement with this client to pay $1,000,000 cash as full satisfaction of the outstanding balance due to the Company. The $1,000,000 will be reflected as a bad debt recovery income in the Company's first quarter 2004 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

      The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of December 31, 2003, the Company's Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There has been no change during the Company's fiscal quarter ended December 31, 2003 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT.

      The information concerning the Company's required by this Item is incorporated by reference to the Company's proxy statement under the heading "Executive Officers". The information concerning the Company's Directors required by this Item is incorporated by reference to the Company's proxy statement under the heading "Election of Directors". Information concerning compliance by the Company's officers, Directors and 10% stockholders with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the presence of an audit committee financial expert required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Audit Committee."

      The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. The text of the Company's code of ethics is posted on its website at www.innodata-isogen.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable NASDAQ and SEC requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2003 fiscal year. Information appearing under the captions "Report of the Compensation Committee; Report of the Section 162(m) subcommittee"; "Report of the Audit Committee" and "Stock Performance Graph" to be included in the Company's 2004 Proxy Statement is not incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information called for by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2003 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information called for by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2003 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2003 fiscal year.


                                      III-1

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

EXHIBIT DESCRIPTION                    FILED AS EXHIBIT

3.1 (a) Restated Certificate of        Filed herewith
        Incorporation filed on
        April 29, 1993

3.1 (b) Certificate of Amendment of    Filed herewith
        Certificate of
        Incorporation of Innodata
        Corporation filed on
        March 1, 2001

3.1 (c) Certificate of Amendment of    Filed herewith
        Certificate of
        Incorporation of Innodata
        Corporation filed on
        November 14, 2003

3.2     Form of Amended and Restated   Exhibit 3.1 to Form 8-K dated December
        By-Laws                        16, 2002

3.3     Form of Certificate of         Filed as Exhibit A to Exhibit 4.1 to Form
        Designation of                 8-K dated
        Series C Participating         December 16, 2002
        Preferred Stock

4.2     Specimen of Common Stock       Exhibit 4.2 to Form SB-2 Registration
        certificate                    Statement No. 33-62012

4.3     Form of Rights Agreement,      Exhibit 4.1 to Form 8-K dated December
        dated as of                    16, 2002
        December 16, 2002 between
        Innodata Corporation
        and American Stock Transfer &
        Trust Co., as
        Rights Agent

10.1    1994 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                       August 9, 1994

10.2    1993 Stock Option Plan         Exhibit 10.4 to Form SB-2 Registration
                                       Statement No. 33-62012

10.3    Form of Indemnification        Exhibit 10.3 to Form 10-K dated December
        Agreement                      31, 2002

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

10.6    1996 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                       November 7, 1996

10.7    1998 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                       November 5, 1998

10.8    2001 Stock Option Plan         Exhibit A to Definitive Proxy dated June
                                       29, 2001

10.9    2002 Stock Option Plan         Exhibit A to Definitive Proxy dated
                                       September 3, 2002

10.10 Employment Agreement dated as Filed herewith of January 1, 2004 with George
        Kondrach

21  Significant subsidiaries of Filed herewith the registrant

23      Consent of Grant Thornton LLP   Filed herewith

31.1 Certificate of Chief Executive Filed herewith Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification  Pursuant to 18 U.S.C. Section 1350,        Filed herewith
        as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification  Pursuant  to 18 U.S.C. Section 1350,       Filed herewith
        as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Form 8-K Report. None.

(d)   Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INNODATA ISOGEN, INC.


                                       By  /s/
                                           -------------------------------------
                                           Jack Abuhoff
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date

                               Chairman of the Board of         March 26, 2004
   /s/                         Directors,
------------------------------
Jack Abuhoff                   Chief Executive Officer and
                               President

   /s/                         Vice Chairman of the Board of    March 26, 2004
------------------------------
Todd Solomon                   Directors and Consultant

   /s/                         Vice President - Finance         March 26, 2004
------------------------------
Stephen Agress                 Chief Accounting Officer
                               (Principal Accounting and
                               Financial Officer)


                               Director                         March 26, 2004
------------------------------
Haig S. Bagerdjian


   /s/                         Director                         March 26, 2004
------------------------------
Louise C. Forlenza

   /s/                         Director                         March 24, 2004
------------------------------
Dr. Charles F. Goldfarb

   /s/                         Director                         March 26, 2004
------------------------------
John R. Marozsan

                              INNODATA ISOGEN, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                      ADDITIONS
                                        -------------------------------------
                  BALANCE AT                CHARGED TO           CHARGED TO                                  BALANCE AT
PERIOD        BEGINNING OF PERIOD       COSTS AND EXPENSES     OTHER ACCOUNTS            DEDUCTIONS          END OF PERIOD
------        -------------------       ------------------     --------------            ----------          -------------

 2003               $1,254                  $  -                  $  -                $    (35)               $1,219

 2002               $1,853                  $  -                  $  -                $   (599)               $1,254

 2001               $  884                  $2,942                $  -                $ (1,973)               $1,853