Form 10-Q
period 2004-03-31
INNODATA ISOGEN INC
filed 2004-05-17
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-22196

                              INNODATA ISOGEN, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             13-3475943
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

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

    21,969,388 shares of common stock, $.01 par value, as of April 30, 2004.

PART I.  FINANCIAL INFORMATION

Item  1. Financial Statements

         See pages 2-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See pages 10-16

Item  3. Quantitative and Qualitative Disclosures about Market Risk

         See page 16

Item  4. Controls and Procedures

         See page 17

PART ll. OTHER INFORMATION

         See page 18

                    INNODATA ISOGEN, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                            March 31,      December 31,
                                                              2004             2003
                                                           -----------     -----------
                                                            Unaudited      Derived from
                                                                             audited
                                                                            financial
                                                                           statements
 ASSETS

 CURRENT ASSETS:
 Cash and equivalents                                      $    10,316     $     5,051
 Cash and equivalents - restricted                               1,000           1,000
 Accounts receivable-net                                         7,945           8,497
 Refundable income taxes                                            --           1,075
 Prepaid expenses and other current assets                       1,136             999
 Deferred income taxes                                             483           1,421
                                                           -----------     -----------
      Total current assets                                      20,880          18,043

PROPERTY AND EQUIPMENT - NET                                     5,380           5,628

OTHER ASSETS                                                       839             800

GOODWILL                                                           675             675
                                                           -----------     -----------
TOTAL                                                      $    27,774     $    25,146
                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $     2,498     $     2,451
 Accrued salaries and wages                                      3,338           2,865
 Income and other taxes                                            607             598
 Current portion of capital lease obligations                      150             146
                                                           -----------     -----------
      Total current liabilities                                  6,593           6,060
                                                           -----------     -----------
DEFERRED INCOME TAXES PAYABLE                                    1,417           1,410
                                                           -----------     -----------
OBLIGATIONS UNDER CAPITAL LEASE                                    231             272
                                                           -----------     -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized 75,000,000 shares;
 issued 22,554,000 and 22,535,000 shares at March 31, 2004
 and December 31, 2003 respectively                                226             226
 Additional paid-in capital                                     15,462          15,413
 Retained earnings                                               5,819           3,739
                                                           -----------     -----------
                                                                21,507          19,378
   Less: treasury stock - at cost; 584,000 shares               (1,974)         (1,974)
                                                           -----------     -----------
      Total stockholders' equity                                19,533          17,404
                                                           -----------     -----------
TOTAL                                                      $    27,774     $    25,146
                                                           ===========     ===========

      See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       2004         2003
                                                     --------     --------

REVENUES                                             $ 12,157     $  6,653
                                                     --------     --------
OPERATING COSTS AND EXPENSES:
  Direct operating expenses                             7,775        5,825
  Selling and administrative expenses                   2,254        2,046
  Bad debt recovery - net                                (963)          --
  Interest expense (income) - net                           1           (9)
                                                     --------     --------
     Total                                              9,067        7,862
                                                     --------     --------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                          3,090       (1,209)

PROVISION FOR (BENEFIT FROM) INCOME TAXES               1,010          (96)
                                                     --------     --------
NET  INCOME (LOSS)                                   $  2,080     $ (1,113)
                                                     ========     ========
BASIC INCOME (LOSS)  PER SHARE                       $    .09     $   (.05)
                                                     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING                    21,952       21,436
                                                     ========     ========

DILUTED INCOME (LOSS)  PER SHARE                     $    .08     $   (.05)
                                                     ========     ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                   24,527       21,436
                                                     ========     ========

      See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                 (In thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                             2004        2003
                                                           --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                                        $  2,080    $ (1,113)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              1,046       1,049
   Non-cash compensation                                         13          --
   Tax benefit from exercise of stock options                    14          --
   Deferred income taxes                                        945         (13)
   Changes in operating assets and liabilities:
     Accounts receivable                                        552      (1,277)
     Refundable income taxes                                  1,075          79
     Prepaid expenses and other current assets                 (314)       (166)
     Other assets                                               (56)        233
     Accounts payable and accrued expenses                       47        (120)
     Accrued salaries and wages                                 473         180
     Income and other taxes                                       9         (54)
                                                           --------    --------
      Net cash provided by (used in) operating
           activities                                         5,884      (1,202)
                                                           --------    --------
INVESTING ACTIVITIES:
  Capital expenditures                                         (604)       (288)
                                                           --------    --------
FINANCING ACTIVITIES:
  Payment of obligations under capital lease                    (37)         --
  Proceeds from exercise of stock options                        22          --
                                                           --------    --------
      Net cash used in financing activities                     (15)         --
                                                           --------    --------

INCREASE (DECREASE) IN CASH                                   5,265      (1,490)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     5,051       7,255
                                                           --------    --------
CASH AND EQUIVALENTS, END OF PERIOD                        $ 10,316    $  5,765
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                $      4          --
                                                           ========    --------
   Income taxes                                            $     15    $      2
                                                           ========    ========

      See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

--------------------------------------------------------------------------------

1. Innodata Isogen, Inc. and subsidiaries (the "Company"), is a leading provider of digital asset services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training.) through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, the results of operations and the cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the three months ended March 31, 2004 and 2003 (in thousands) is as follows.

                                                                Additional
                                              Common Stock       Paid-in   Retained     Treasury
                                           Shares      Amount    Capital   Earnings       Stock      Total
      January 1, 2004                       22,535   $    226   $ 15,413   $  3,739    $ (1,974)   $ 17,404
       Net income                               --         --         --      2,080          --       2,080
       Issuance of common stock
         upon exercise of stock options         19         --         22         --          --          22
       Tax benefit from exercise
         of options                             --         --         14         --          --          14
       Non-cash compensation                    --         --         13         --          --          13
                                          --------   --------   --------   --------    --------    --------
      March 31, 2004                        22,554   $    226   $ 15,462   $  5,819    $ (1,974)   $ 19,533
                                          ========   ========   ========   ========    ========    ========
      January 1, 2003                       22,046   $    220   $ 14,084   $  3,264    $ (1,999)   $ 15,569
       Net Loss                                 --         --         --     (1,113)         --      (1,113)
                                          --------   --------   --------   --------    --------    --------
      March 31, 2003                        22,046   $    220   $ 14,084   $  2,151    $ (1,999)   $ 14,456
                                          ========   ========   ========   ========    ========    ========

      Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase 1.3 million shares of common stock in 2004 and 4.4 million shares of common stock in 2003 were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, for 2003, diluted net loss per share does not include 642,000 potential common shares derived from stock options because they are antidilutive.

      The basis of the earnings (loss) per share computation for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts) is as follows:

                                                          Three Months
                                                        2004       2003
                                                      --------   --------

      Net income (loss)                               $  2,080   $ (1,113)
                                                      --------   --------
      Weighted average common shares outstanding        21,952     21,436
      Dilutive effect of outstanding options             2,575         --
                                                      --------   --------
      Adjusted for dilutive computation                 24,527     21,436
                                                      ========   ========
      Basic  income (loss) per share                  $    .09   $   (.05)
                                                      ========   ========
      Diluted  income (loss) per share                $    .08   $   (.05)
                                                      ========   ========

3. The Company has various stock-based employee compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three months ended
                                                           March 31,
                                                        2004      2003
                                                      -------   ---------
                                                     (in thousands, except
                                                       per share amounts)

      Net income (loss) as reported                   $ 2,080   $  (1,113)
         Deduct:  Total stock-based employee
         compensation determined under fair value
         based method, net of related tax effects        (515)       (619)
                                                      -------   ---------
      Pro forma net income (loss)                     $ 1,565   $  (1,732)
                                                      =======   =========
      Income (loss)  per share:
         Basic - as reported                          $   .09   $    (.05)
                                                      =======   =========
         Basic - pro forma                            $   .07   $    (.08)
                                                      =======   =========
         Diluted - as reported                        $   .08   $    (.05)
                                                      =======   =========
         Diluted - pro forma                          $   .06   $    (.08)
                                                      =======   =========

4. The Company's operations are classified into two reporting segments: (1) content services and (2) professional services. The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company's professional services operating segment offers system design, custom application development, consulting services, and systems integration conforming to XML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

      Commencing October 1, 2003, the Company unified its selling and marketing activities for its content and professional services segments. As such, substantially all selling and administrative costs are no longer segregated by separate segment. For the three months ended March 31, 2004, selling and administrative expenses were allocated to each of the operating segments based upon the percentage of revenues each segment contributes to consolidated revenues.

                                                      Three Months
                                                     Ended March 31,
                                                    2004         2003
                                                  --------     --------
                                                     (in thousands)
   Revenues
   Content services                               $  8,821     $  5,771
   Professional services                             3,336          882
                                                  --------     --------
   Total consolidated                             $ 12,157     $  6,653
                                                  ========     ========
   Income (loss) before income taxes
   Content services                               $  1,884     $   (916)
   Professional services                             1,206         (293)
                                                  --------     --------
   Total consolidated                             $  3,090     $ (1,209)
                                                  ========     ========

                                                  March 31,  December 31
                                                    2004         2003
                                                  --------     --------
                                                      (in thousands)
   Total assets
   Content services                               $ 23,080     $ 20,986
   Professional services                             4,694        4,160
                                                  --------     --------
   Total consolidated                             $ 27,774     $ 25,146
                                                  ========     ========

5. Restricted cash at March 31, 2004 represents a 90 day certificate of deposit, which collateralizes a $1 million bank line of credit.

6. The Company has a $1 million line of credit with a bank, which, is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate (4% at March 31, 2004). The line expires on May 31, 2004.

7. In the three months ended March 31, 2004, the provision for income taxes as a percentage of income before income taxes was 33%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In addition, the provision for income taxes for the three months ended March 31, 2004 includes a provision for state and local income taxes of approximately $150,000. In the three months ended March 31, 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

8. In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debit in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the three months ended March 31, 2004.

9. In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions in the Philippines relating to their dismissal seeking, among other remedies, reinstatement of employment, payment of back wages and damages approximating one million dollars. Outside counsel has advised management that under the circumstances, the Company is not legally obligated to pay severance to such terminated employees. Based upon the advice of counsel, management believes the actions are substantially without merit and intends to defend the actions vigorously.

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

10. The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

11. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of March 31, 2004, the Company is not aware of liability for any obligations arising as a result of these indemnifications.

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

      These forward-looking statements are based largely on the Company's current expectations, and are subject to a number of risks and uncertainties, including without limitation, worsening of present market conditions, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that the Company acquires, changes in the Company's business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

The Company

      Innodata Isogen, Inc. (the "Company") is a leading provider of digital asset services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage contant (for which the Company provides custom application development, consulting and training) through offices located both in the US and Asia. The Company has approximately 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

      Revenues increased 83% to $12,157,000 for the three months ended March 31, 2004 compared to $6,653,000 for the similar period in 2003. Revenues from the content services segment increased 53% to $8,821,000 for the three months ended March 31, 2004 compared to $5,771,000 for the similar period in 2003. The increase was principally due to increased revenues from four existing clients and one client added late in 2003.

      Revenues from the Company's professional services segment increased 278% to $3,336,000 for the three months ended March 31, 2004 compared to $882,000 for the similar period in 2003. The increase was principally attributable to an increase in the quantity and size of systems integration and consulting projects. For the three months ended March 31, 2004, revenues from four clients accounted for approximately 84% of professional services segment revenues; in the similar period in 2003, two clients accounted for approximately 46% of professional services segment revenues.

      One client, comprising multiple entities and divisions worldwide, accounted for 23% and 33% of the Company's revenues for the three months ended March 31, 2004 and 2003, respectively. A second client also accounted for 23% of the Company's revenues for the three months ended March 31, 2004. Further, in the three months ended March 31, 2004 and 2003, revenues from clients located in foreign countries (principally Europe), accounted for 36% and 45%, respectively, of the Company's revenues.

      During the quarter, the Company provided approximately 50% of its services under project-based arrangements and provided the balance of its services under outsourcing-type arrangements. Both types of services are typically subject to client requirements, and many are terminable upon notice. Outsourcing arrangements tend to continue for relatively longer periods, while revenues for project-based work vary depending on the size and completion dates of specific projects. The company seeks wherever possible to counterbalance periodic declines in revenues on completion of large projects by entering into arrangements for new projects with the same client or others. The Company has refocused its sales force to seek to increase the relative percentage of services that the Company performs on an outsourcing basis.

      Direct operating expenses were $7,775,000 and $5,825,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of 33%. Direct operating expenses as a percentage of revenues were 64% in 2004 and 88% in 2003. Direct operating expenses for the content services segment were $6,226,000 and $5,014,000 in the three months ended March 31, 2004 and 2003, respectively, an increase of 24%. Direct operating expenses as a percentage of revenues for the content services segment were 71% and 87% in the three months ended March 31, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in costs for the increased revenues. The decrease as a percent of sales for the content services segment in the 2004 period was principally due to lower production labor cost as a percent of revenues, and to a 53% increase in revenues compared to a 21% increase fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

      Direct operating expenses for the Company's professional services segment were $1,549,000 and $811,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of 91%. Direct operating expenses as a percent of revenues for the Company's professional services segment were 46% and 92% in the three months ended March 31, 2004 and 2003, respectively. The dollar increase for the professional services segment in the 2004 period was principally due to increases in personnel and related costs for the increased revenues. The decrease as a percent of revenues for the professional services segment in the 2004 period was primarily attributable to the increase in utilization of professional services resources in the three months ended March 31, 2004 as a result of the increase in revenues.

      Commencing October 1, 2003, the Company unified its selling and marketing activities for it content and professional services segments. As such, substantially all selling and administrative costs are no longer segregated by separate segment. For segment reporting purposes, selling and administrative expenses for the three months ended March 31, 2004 were allocated to each of the operating segments based upon the percentage of revenues each segment contributed to consolidated revenues.

      Selling and administrative expenses were $2,250,000 and $2,046,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of 10%. This increase was primarily attributable to increases in selling and marketing costs, which are expected to continue to grow modestly as the Company expands it sales force and marketing activities. Selling and administrative expenses as a percentage of revenues decreased to 19% in the 2004 period compared to 31% in the 2003 period. This decrease as a percent of sales was primarily attributable to an increase in sales without a corresponding increase in selling and administrative costs. Selling and administrative expenses primarily include management and administrative salaries, sales, marketing cost, and administrative overhead.

      In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debit in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the three months ended March 31, 2004.

      In the three months ended March 31, 2004, the provision for income taxes as a percentage of income before income taxes was 33%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company nor subject to tax in the U.S. unless repatriated. In addition, the provision for income taxes for the three months ended March 31, 2004 included a provision for state and local income taxes of approximately $150,000. In the three months ended March 31, 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources are as follows:

                                               March 31, 2004  December 31, 2003
                                               --------------  -----------------
      Cash and Cash Equivalents                   $10,316,000       $5,051,000
      Working Capital                             $14,287,000      $11,983,000
      Stockholders' Equity Per Common Share*             $.89             $.79

    * Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

Net Cash Provided By (Used In) Operating Activities

      Net cash provided by operating activities was $5,884,000 in the three months ended March 31, 2004, compared to $1,202,000 used in operating activities for the three months ended March 31, 2003, an increase of approximately $7 million. The net cash provided by operating activities in the 2004 period is principally due to net income approximating $2.1 million, non-cash charges approximating $2 million and a $1.0 million tax refund.

      Accounts receivable totaled $7,945,000 at March 31, 2004, representing approximately 55 days of sales outstanding, compared to $8,497,000, or 71 days, at December 31, 2003. The decrease in days outstanding resulted from significant accounts receivable collections during the first quarter of 2004.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2004, approximately 25% of the Company's accounts receivable was from foreign (principally European) clients, and approximately 45% of accounts receivable were due from two clients.

Net Cash Used in Investing Activities

      During the three months ended March 31, 2004, the Company spent approximately $604,000 for capital expenditures, compared to approximately $288,000 in the three months ended March 31, 2003. During the next 12 months, the Company currently anticipates capital spending levels to be in the $3 million range. Such first quarter 2004 and anticipated capital spending relates principally to normal ongoing equipment upgrades, to project requirement specific equipment for certain new projects, and for improvements in infrastructure.

Availability of Funds

      The Company has a $1 million bank line of credit which is secured by a $1 million certificate of deposit. Interest is charged at the bank's alternate base rate 4% at March 31, 2004). The line expires on May 31, 2004. No loans were outstanding at March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the bank's alternate bank rate (4% at March 31, 2004). The company has not borrowed against this line in 2004. To the extent the Company utilizes all or a portion of its line of credit, changes in the interest rate during fiscal 2004 will have a positive or negative effect on the Company's interest expense.

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

      The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of March 31, 2004, the Company's Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There has been no change during the Company's fiscal quarter ended March 31, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities. Not Applicable

Item 3.  Defaults upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.  Other Information. Not Applicable

Item 6.  (a) Exhibits.

         31.1 Certificate of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         (b) Form 8-K Report.

         During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated March 18, 2004 which reported the Company's results for the three months and year ended December 31, 2003 under Items 7 and 12.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.


            Date: May 14, 2004          /s/ Jack Abuhoff
                  ------------          ----------------------------------------
                                        Jack Abuhoff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


            Date: May 14, 2004          /s/ Stephen Agress
                  ------------          ----------------------------------------
                                        Stephen Agress
                                          Vice President - Finance
                                          Chief Accounting Officer