Form 10-Q
period 2004-06-30
INNODATA ISOGEN INC
filed 2004-08-13
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------

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

     22,312,411 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF JULY 30, 2004.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           See pages 2-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           See pages 12-20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           See page 21

Item 4.    Controls and Procedures

           See page 21


PART ll.   OTHER INFORMATION

           See pages 22-23

                      INNODATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2004          2003
                                                                ---------    ------------
                                                                Unaudited    Derived from
                                                                               audited
                                                                              financial
                                                                             statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $ 13,336      $  5,051
  Cash and equivalents - restricted                                1,000         1,000
  Accounts receivable-net                                          7,674         8,497
  Refundable income taxes                                             --         1,075
  Prepaid expenses and other current assets                        1,322           999
  Deferred income taxes                                              278         1,421
                                                                --------      --------

           Total current assets                                   23,610        18,043

PROPERTY AND EQUIPMENT - NET                                       4,886         5,628

OTHER ASSETS                                                         868           800

GOODWILL                                                             675           675
                                                                --------      --------

TOTAL                                                           $ 30,039      $ 25,146
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $  2,677      $  2,451
  Accrued salaries and wages                                       3,393         2,865
  Income and other taxes                                             622           598
  Current portion of capital lease obligations                       153           146
                                                                --------      --------

           Total current liabilities                               6,845         6,060
                                                                --------      --------

DEFERRED INCOME TAXES PAYABLE                                      1,401         1,410
                                                                --------      --------

OBLIGATIONS UNDER CAPITAL LEASE                                      192           272
                                                                --------      --------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 75,000,000
    shares; issued 22,897,000 and 22,535,000 shares at
    June 30, 2004 and December 31, 2003 respectively                 230           226
  Additional paid-in capital                                      15,949        15,413
  Retained earnings                                                7,396         3,739
                                                                --------      --------

                                                                  23,575        19,378

  Less: treasury stock - at cost; 584,000 shares                  (1,974)       (1,974)
                                                                --------      --------

           Total stockholders' equity                             21,601        17,404
                                                                --------      --------

TOTAL                                                           $ 30,039      $ 25,146
                                                                ========      ========

       See notes to unaudited condensed consolidated financial statements
                                        2

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                            2004         2003
                                                          --------     --------

REVENUES                                                  $ 12,354     $  8,056
                                                          --------     --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                                 7,859        6,408
   Selling and administrative expenses                       2,413        2,513
   Interest (income) - net                                      --           (6)
                                                          --------     --------

        Total                                               10,272        8,915
                                                          --------     --------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
    INCOME TAXES                                             2,082         (859)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                      505         (223)
                                                          --------     --------
NET INCOME (LOSS)                                         $  1,577     $   (636)
                                                          ========     ========

BASIC INCOME (LOSS) PER SHARE                             $    .07     $   (.03)
                                                          ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING                         22,145       21,466
                                                          ========     ========

DILUTED INCOME (LOSS) PER SHARE                           $    .06     $   (.03)
                                                          ========     ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                        24,433       21,466
                                                          ========     ========


       See notes to unaudited condensed consolidated financial statements
                                        3

                      INNODATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                           2004           2003
                                                         --------      --------

REVENUES                                                 $ 24,511      $ 14,709
                                                         --------      --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                               15,634        12,233
   Selling and administrative expenses                      4,667         4,559
   Bad debt recovery - net                                   (963)           --
   Interest expense (income) - net                              1           (15)
                                                         --------      --------

        Total                                              19,339        16,777
                                                         --------      --------
                                                                         16,777
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                              5,172        (2,068)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                   1,515          (319)
                                                         --------      --------
NET INCOME (LOSS)                                        $  3,657      $ (1,749)
                                                         ========      ========

BASIC INCOME (LOSS) PER SHARE                            $    .17      $   (.08)
                                                         ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING                        22,049        21,451
                                                         ========      ========

DILUTED INCOME (LOSS) PER SHARE                          $    .15      $   (.08)
                                                         ========      ========
ADJUSTED DILUTIVE SHARES OUTSTANDING                       24,480        21,451
                                                         ========      ========


       See notes to unaudited condensed consolidated financial statements
                                        4

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                                    2004          2003
                                                                  --------      --------
OPERATING ACTIVITIES:
   Net income (loss)                                              $  3,657      $ (1,749)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                  2,068         2,131
      Non-cash compensation                                             39           650
      Deferred income taxes                                          1,134          (192)
      Changes in operating assets and liabilities:
        Accounts receivable                                            823        (1,963)
        Refundable income taxes                                      1,075            24
        Prepaid expenses and other current assets                     (692)         (370)
        Other assets                                                  (101)          224
        Accounts payable and accrued expenses                          226           402
        Accrued salaries and wages                                     528           368
        Income and other taxes                                         219           (25)
                                                                  --------      --------
           Net cash provided by (used in) operating activities       8,976          (500)
                                                                  --------      --------
INVESTING ACTIVITIES:
   Capital expenditures                                               (924)       (1,006)
                                                                  --------      --------

FINANCING ACTIVITIES:
   Payment of obligations under capital lease                          (73)           --
   Proceeds from exercise of stock options                             306            38
                                                                  --------      --------

           Net cash provided by financing activities                   233            38
                                                                  --------      --------

INCREASE (DECREASE) IN CASH                                          8,285        (1,468)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            5,051         7,255
                                                                  --------      --------

CASH AND EQUIVALENTS, END OF PERIOD                               $ 13,336      $  5,787
                                                                  ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                      $      9      $     --
                                                                  ========      ========
    Income taxes                                                  $    120      $      2
                                                                  ========      ========

       See notes to unaudited condensed consolidated financial statements
                                        5

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
--------------------------------------------------------------------------------


1. Innodata Isogen, Inc. and subsidiaries (the "Company") is a provider of digital asset services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training) through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2004 and 2003, (in thousands) is as follows.

                                                                   ADDITIONAL
                                                 COMMON STOCK       PAID-IN     RETAINED     TREASURY
                                             SHARES      AMOUNT     CAPITAL     EARNINGS      STOCK         TOTAL
                                            --------    --------    --------    --------     --------     --------
      JANUARY 1, 2004                         22,535    $    226    $ 15,413    $  3,739     $ (1,974)    $ 17,404

        Net income                                --          --          --       3,657           --        3,657

        Issuance of common stock
          upon exercise of stock options         362           4         302          --           --          306

        Tax benefit from exercise
          of options                              --          --         195          --           --          195

        Non-cash compensation                     --          --          39          --           --           39
                                            --------    --------    --------    --------     --------     --------

      JUNE 30, 2004                           22,897    $    230    $ 15,949    $  7,396     $ (1,974)    $ 21,601
                                            ========    ========    ========    ========     ========     ========

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
                                            ========    ========    ========    ========     ========     ========

3. Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase 1.3 and 4.4 million shares of common stock at June 30, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, for 2003, diluted net loss per share does not include 723,000 and 683,000 potential common shares derived from stock options for the three months and six months ended June 30, 2003 respectively, because they are antidilutive.

      The basis of the earnings (loss) per share computation for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts) is as follows:

                                                                 THREE MONTHS            SIX MONTHS
                                                                2004       2003       2004       2003
                                                              -------    -------     -------   --------
      Net income (loss)                                       $ 1,577    $  (636)    $ 3,657   $ (1,749)
                                                              =======    =======     =======   ========

      Weighted average common shares outstanding               22,145     21,466      22,049     21,451
      Dilutive effect of outstanding options                    2,288         --       2,431         --
                                                              -------    -------     -------   --------

      Adjusted for dilutive computation                        24,433     21,466      24,480     21,451
                                                              =======    =======     =======   ========

      Basic income (loss) per share                           $   .07    $  (.03)    $   .17   $   (.08)
                                                              =======    =======     =======   ========

      Diluted income (loss) per share                         $   .06    $  (.03)    $   .15   $   (.08)
                                                              =======    =======     =======   ========

4. The Company has various stock-based employee compensation plans, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In general, no stock-based employee compensation cost is reflected in the results of operations, unless options granted under such plans have an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                                2004       2003       2004       2003
                                                              -------    -------     -------   --------
      Net income (loss) as reported                           $ 1,577    $  (636)    $ 3,657   $ (1,749)
              Deduct: Total stock-based employee
                 compensation determined under fair value
                 based method, net of related tax effects        (903)    (1,527)     (1,418)    (2,146)

              Add: Compensation expense included in
                 the determination of net income as
                 reported, net of related tax effects,
                 related to the extension of stock options         --        455          --        455

      Pro forma net income (loss)                             $   674    $(1,708)    $ 2,239   $ (3,440)
                                                              =======    =======     =======   ========

      Income (loss) per share:
              Basic - as reported                             $   .07    $  (.03)    $   .17   $   (.08)
                                                              =======    =======     =======   ========
              Basic - pro forma                               $   .03    $  (.08)    $   .10   $   (.16)
                                                              =======    =======     =======   ========

              Diluted - as reported                           $   .06    $  (.03)    $   .15   $   (.08)
                                                              =======    =======     =======   ========
              Diluted - pro forma                             $   .03    $  (.08)    $   .09   $   (.16)
                                                              =======    =======     =======   ========

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

      Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments. The income (loss) before income taxes, by operating segment for the 2003 periods, have been reclassified for comparative purposes.

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                2004         2003            2004         2003
                                              --------     --------        --------     --------
                                                 (IN THOUSANDS)                (IN THOUSANDS)
      Revenues
      Content services                        $  9,683     $  6,591        $ 18,504     $ 12,361
      Professional services                      2,671        1,465           6,007        2,348
                                              --------     --------        --------     --------

      Total consolidated                      $ 12,354     $  8,056        $ 24,511     $ 14,709
                                              ========     ========        ========     ========

      Income (loss) before income taxes
      Content services                        $  2,939     $  1,026        $  6,254     $  1,824
      Professional services                      1,255          631           3,017          703
      Selling and corporate administration      (2,112)      (2,516)         (4,099)      (4,595)
                                              --------     --------        --------     --------

      Total consolidated                      $  2,082     $   (859)       $  5,172     $ (2,068)
                                              ========     ========        ========     ========

                                              JUNE 30,    DECEMBER, 31,
                                                2004         2003
                                              --------     --------
                                                 (IN THOUSANDS)
      Total assets
      Content services                        $ 27,049     $ 20,986
      Professional services                      2,990        4,160
                                              --------     --------

      Total consolidated                      $ 30,039     $ 25,146
                                              ========     ========

6. Restricted cash at June 30, 2004 represents a certificate of deposit which collateralizes a $1 million line of credit. The Company has not borrowed against the line in 2004. In August 2004, the Company replaced this line with a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by the company's accounts receivable.

      On June 1, 2004, the Company issued a $322,000 standby letter of credit related to software license purchases which expires on November 1, 2004.

7. In the three and six months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 24% and 29%, respectively, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the three and six months ended June 30, 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

8. In January 2004, the Company signed a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operation for the six months ended June 30, 2004.

9. In the second quarter 2003, the Company extended the expiration date of options granted to certain officers, directors and employees, substantially all of which were vested, to purchase 315,000, 566,000,
      522,000 and 133,000 shares of its common stock at $.47, $.50, $.67 and $2.00, respectively. In connection with the extension, the option holders agreed not to sell shares of stock acquired upon exercise of the extended options for designated periods of time ending between June, 2004 and March, 2005. In connection with this transaction, compensation expense of approximately $650,000 was recorded in the second quarter of 2003 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended. Such compensation expense is included as a component of selling and administrative expenses.

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

12. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of June 30, 2004, the Company is not aware of liability for any obligations arising as a result of these indemnifications.

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


THE COMPANY

           Innodata Isogen, Inc. (the "Company") is a leading provider of digital asset services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training) through offices located both in the US and Asia. The Company has approximately 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

           The Company's management currently monitors its operations through two reporting segments: (1) content services and (2) professional services (formerly referred to as systems integration and training). The content services operating segment aggregates, converts, tags and editorially enhances digital content and performs XML transformations. The Company's professional services operating segment offers system design, custom application development, consulting services and systems integration conforming to SML and related standards and provides a broad range of introductory as well as advanced curricula and training on XML and other knowledge management standards.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

           Revenues increased 53% to $12,354,000 for the three months ended June 30, 2004 compared to $8,056,000 for the similar period in 2003.

           Revenues from the content services segment increased 47% to $9,683,000 for the three months ended June 30, 2004 compared to $6,591,000 for the similar period in 2003. The increase was principally due to increased revenues from two existing clients (one of which accounted for approximately 75% of the total increase) and one client added late in 2003.

           Revenues from the Company's professional services segment increased 82% to $2,671,000 for the three months ended June 30, 2004 compared to $1,465,000 for the similar period in 2003. The increase was principally attributable to an increase in the quantity and size of systems integration and consulting projects. For the three months ended June 30, 2004, revenues from four clients accounted for substantially all of professional services segment revenues; in the similar period in 2003, two clients accounted for approximately 50% of professional services segment revenues.

           One client, comprising multiple entities and divisions worldwide, accounted for 24% and 37% of the Company's revenues for the three months ended June 30, 2004 and 2003, respectively. A second client accounted for 27% of the Company's revenues for the three months ended June 30, 2004. Further, in the three months ended June 30, 2004, and 2003, revenues from clients located in foreign countries (principally in Europe), accounted for 30% and 49% respectively, of the Company's revenues.

           During the quarter, the Company provided approximately 50% of its total services under project-based arrangements and provided the balance of its services under outsourcing-type arrangements. Both types of services are typically subject to client requirements, and many are terminable upon notice. Outsourcing arrangements tend to continue for relatively longer periods, while revenues for project-based work vary depending on the size and completion dates of specific projects. The Company seeks wherever possible to counterbalance periodic declines in revenues on completion of large projects by entering into arrangements for new projects with the same client or others. The Company has refocused its sales force to seek to increase the relative percentage of services that the Company performs on an outsourcing basis.

           Direct operating expenses were $7,859,000 and $6,408,000 for the three months ended June 30, 2004 and 2003, respectively, an increase of 23%. Direct operating expenses as a percentage of revenues were 64% in 2004 and 80% in 2003.

           Direct operating expenses for the content services segment were $6,443,000 and $5,574,000 in the three months ended June 30, 2004 and 2003, respectively, an increase of 16%. Direct operating expenses as a percentage of revenues for the content services segment were 67% and 85% in the three months ended June 30, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in costs for the increased revenues. The decrease as a percent of sales for the content services segment in the 2004 period was principally due to lower production labor costs as a percent of revenues, and to a 47% increase in revenues compared to a 22% increase in fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

           Direct operating expenses for the Company's professional services segment were $1,416,000 and $834,000 for the three months ended June 30, 2004 and 2003, respectively, an increase of 70%. Direct operating expenses as a percent of revenues for the Company's professional services segment were 53% and 57% in the three months ended June 30, 2004 and 2003, respectively. The dollar increase for the professional services segment in the 2004 period was principally due to increases in personnel and related costs for the increased revenues. The decrease as a percent of revenues for the professional services segment in the 2004 period was primarily attributable to an 82% increase in revenue without a proportionate increase in direct operating expenses.

           Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments.

           Selling and administrative expenses were $2,413,000 and $2,513,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of 4%. Selling and administrative expenses as a percentage of revenues decreased to 20% in the 2004 period compared to 31% in the 2003 period. Selling and administrative expenses for the three months ended June 30, 2003 include a non-cash compensation charge of approximately $650,000 (described in note 9 to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the three months ended June 30, 2004 would have increased by approximately $550,000 or 30% from the similar period in 2003. This increase was primarily attributable to increases in marketing costs, which are expected to continue to grow modestly as the Company expands its sales and marketing activities, and to increases in administrative costs. Selling and administrative expenses primarily include management and administrative salaries, sales, marketing cost, and administrative overhead.

           In the three months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 24%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the second quarter 2003, the income tax benefit as a percentage of the loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

           Revenues increased 67% to $24,511,000 for the six months ended June 30, 2004 compared to $14,709,000 for the similar period in 2003.

           Revenues from the content services segment increased 50% to $18,504,000 for the six months ended June 30, 2004 compared to $12,361,000 for the similar period in 2003. The increase was principally due to increased revenues from four existing clients (one of which accounted for 58% of the total increase) and one client added late in 2003.

           Revenues from the Company's professional services segment increased 156% to $6,007,000 for the six months ended June 30, 2004 compared to $2,348,000 for the similar period in 2003. The increase was principally attributable to an increase in the quantity and size of systems integration and consulting projects. For the three months ended June 30, 2004, revenues from four clients accounted for approximately 90% of professional services segment revenues; in the similar period in 2003, two clients accounted for approximately 47% of professional services segment revenues.

           One client, comprising multiple entities and divisions worldwide, accounted for 24% and 36% of the Company's revenues for the six months ended June 30, 2004 and 2003, respectively. A second client also accounted for 25% of the Company's revenues for the six months ended June 30, 2004. Further, in the six months ended June 30, 2004, and 2003, revenues from clients located in foreign countries (principally in Europe), accounted for 30% and 47% respectively, of the Company's revenues.

           During the six months ended June 30, 2004, the Company provided approximately 50% of its total services under project-based arrangements and provided the balance of its services under outsourcing-type arrangements. Both types of services are typically subject to client requirements, and many are terminable upon notice. Outsourcing arrangements tend to continue for relatively longer periods, while revenues for project-based work vary depending on the size and completion dates of specific projects. The company seeks wherever possible to counterbalance periodic declines in revenues on completion of large projects by entering into arrangements for new projects with the same client or others. The Company has refocused its sales force to seek to increase the relative percentage of services that the Company performs on an outsourcing basis.

           Direct operating expenses were $15,634,000 and $12,233,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of 28%. Direct operating expenses as a percentage of revenues were 64% in 2004 and 83% in 2003.

           Direct operating expenses for the content services segment were $12,669,000 and $10,587,000 in the six months ended June 30, 2004 and 2003, respectively, an increase of 20%. Direct operating expenses as a percentage of revenues for the content services segment were 68% and 86% in the six months ended June 30, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in costs for the increased revenues. The decrease as a percent of sales for the content services segment in the 2004 period was principally due to lower production labor costs as a percent of revenues, and to a 50% increase in revenues compared to a 22% increase in fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

           Direct operating expenses for the Company's professional services segment were $2,965,000 and $1,646,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of 80%. Direct operating expenses as a percent of revenues for the Company's professional services segment were 49% and 70% in the six months ended June 30, 2004 and 2003, respectively. The dollar increase for the professional services segment in the 2004 period was principally due to increases in personnel and related costs for the increased revenues. The decrease as a percent of revenues for the professional services segment in the 2004 period was primarily attributable to a 156% increase in revenue without a proportionate increase in direct operating expenses and a 17 percentage point decrease in direct labor costs as a percent of revenues.

           Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments.

           Selling and administrative expenses were $4,667,000 and $4,559,000 for the six months ended June 30, 2004 and 2003, respectively, an increase of 2%. Selling and administrative expenses as a percentage of revenues decreased to 19% in the 2004 period compared to 31% in the 2003 period. Selling and administrative expenses for the six months ended June 30, 2003 include a non-cash compensation charge of approximately $650,000 (described in note 9 to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the six months ended June 30, 2004 would have increased by approximately $758,000, or 19%, from the similar period in 2003. This increase was primarily attributable to increases in marketing costs, which are expected to continue to grow modestly as the Company expands its sales and marketing activities, and to increases in administrative costs. Selling and administrative expenses primarily include management and administrative salaries, sales, marketing cost, and administrative overhead.

           In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the six months ended June 30, 2004.

           In the six months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 29%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the three and six months ended June 30, 2003, the income tax benefit was substantially lower as a percentage of the loss before income taxes than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes, and certain domestic losses for which tax benefits may not be available.

LIQUIDITY AND CAPITAL RESOURCES

           Selected measures of liquidity and capital resources are as follows:

                                                     June 30, 2004   December 31, 2003
                                                     -------------   -----------------
           Cash and Cash Equivalents                  $13,336,000       $ 5,051,000
           Working Capital                             16,765,000        11,983,000
           Stockholders' Equity Per Common Share*            $.97              $.79

           *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

Net Cash Provided By (Used In) Operating Activities

           Net cash provided by operating activities was $8,976,000 in the six months ended June 30, 2004 compared to $500,000 used in operating activities for the six months ended June 30, 2003, an increase of approximately $9.5 million. The net cash provided by operating activities in the 2004 period is principally due to net income approximating $3.7 million, non-cash charges approximating $3.2 million and a $1.0 million income tax refund.

           Accounts receivable totaled $7,674,000 at June 30, 2004, representing approximately 56 days of sales outstanding, compared to $8,497,000, or 71 days, at December 31, 2003. The decrease in days outstanding resulted from significant accounts receivable collections during the first six months of 2004.

           A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2004, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients, and 41% of accounts receivable were due from two clients.

Net Cash Used in Investing Activities

           During the six months ended June 30, 2004, the Company spent approximately $924,000 for capital expenditures, compared to approximately $1,006,000 in the six months ended June 30, 2003. During the next 12 months, the Company currently anticipates capital spending levels to be in the $3 million range. Such spending in the first six months of 2004 and anticipated capital spending relates principally to normal ongoing equipment upgrades, to project requirement specific equipment for certain new projects, and for improvements in infrastructure.

Availability of Funds

           In August 2004, the Company replaced its existing line of credit with a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by the company's accounts receivable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the bank's alternate base rate (4 1/4% at June 30, 2004). The company has not borrowed against this line in 2004. To the extent the Company utilizes all or a portion of its line of credit, changes in the interest rate will have a positive or negative effect on the Company's interest expense.

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

           The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 30, 2004, the Company's Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There has been no change during the Company's six months ended June 30, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings. Not Applicable

Item 2.    Changes in Securities. Not Applicable

Item 3.    Defaults upon Senior Securities. Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were voted on at the June 15, 2004 Annual Meeting of Stockholders. The total shares voted were 20,684,682.


ELECTION OF DIRECTORS:

      NOMINEE                    FOR         WITHHELD     AGAINST       ABSTAIN
      -------                 ----------     --------     -------     ----------
      Jack Abuhoff            20,211,355                  473,327
      Todd Solomon            20,211,555                  473,127
      Haig Bagerdjian         20,637,338                   47,344
      Louise Forlenza         20,637,338                   47,344
      Charles Goldfarb        20,637,338                   47,344
      John Marozsan           20,637,338                   47,344

APPOINTMENT OF AUDITORS       18,513,868                   47,160      2,123,654


Item 5.    Other Information. Not Applicable

Item 6.    (a) Exhibits.

           10.11   2004 Executive Management Incentive Compensation Plan

           31.1 Certificate of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Form 8-K Report.

           During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated May 13, 2004, which reported the Company's results for the three months and year ended March 31, 2004 under Items 7 and 12.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INNODATA ISOGEN, INC.


         Date:  August 12, 2004            /s/  Jack Abuhoff
                ---------------            -------------------------------------
                                           Jack Abuhoff
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


         Date:  August 12, 2004            /s/  Stephen Agress
                ---------------            -------------------------------------
                                           Stephen Agress
                                           Vice President - Finance
                                           Chief Accounting Officer