Form 10-Q
period 2004-09-30
INNODATA ISOGEN INC
filed 2004-11-12
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   22,567,462 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF OCTOBER 31, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         See pages 2-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See pages 12-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See page 20-21

Item 4.  Controls and Procedures

         See page 21


PART II. OTHER INFORMATION

         See page 22

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             2004            2003
                                                                           --------        --------
                                                                          Unaudited       Derived from
                                                                                            audited
                                                                                           financial
                                                                                          statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                     $ 16,109        $  5,051
  Cash and equivalents - restricted                                              --           1,000
  Accounts receivable-net                                                    10,611           8,497
  Refundable income taxes                                                        --           1,075
  Prepaid expenses and other current assets                                   1,383             999
  Deferred income taxes                                                         307           1,421
                                                                           --------        --------

         Total current assets                                                28,410          18,043

PROPERTY AND EQUIPMENT - NET                                                  4,860           5,628

OTHER ASSETS                                                                    932             800

GOODWILL                                                                        675             675
                                                                           --------        --------

TOTAL                                                                      $ 34,877        $ 25,146
                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $  2,657        $  2,451
  Accrued salaries and wages                                                  4,104           2,865
  Income and other taxes                                                      1,286             598
  Current portion of capital lease obligations                                  156             146
                                                                           --------        --------

         Total current liabilities                                            8,203           6,060
                                                                           --------        --------

DEFERRED INCOME TAXES PAYABLE                                                 1,423           1,410
                                                                           --------        --------

OBLIGATIONS UNDER CAPITAL LEASE                                                 152             272
                                                                           --------        --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 75,000,000 shares; issued
    23,142,000 and 22,535,000 shares at September 30, 2004 and
    December 31, 2003 respectively                                              231             226
  Additional paid-in capital                                                 16,343          15,413
  Retained earnings                                                          10,499           3,739
                                                                           --------        --------

                                                                             27,073          19,378

 Less: treasury stock - at cost; 584,000 shares                              (1,974)         (1,974)
                                                                           --------        --------

         Total stockholders' equity                                          25,099          17,404
                                                                           --------        --------

TOTAL                                                                      $ 34,877        $ 25,146
                                                                           ========        ========



       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     2004              2003
                                                                   --------          --------
REVENUES                                                           $ 15,927          $ 11,184
                                                                   --------          --------
OPERATING COSTS AND EXPENSES:
   Direct operating expenses                                          8,847             7,225
   Selling and administrative expenses                                2,847             2,002
   Interest income - net                                                (14)               (4)
                                                                   --------          --------

       Total                                                         11,680             9,223
                                                                   --------          --------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                                       4,247             1,961

PROVISION FOR INCOME TAXES                                            1,144               471
                                                                   --------          --------

NET INCOME                                                         $  3,103          $  1,490
                                                                   ========          ========

INCOME PER SHARE:
   Basic                                                           $    .14          $    .07
                                                                   ========          ========
   Diluted                                                         $    .13          $    .06
                                                                   ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                             22,429            21,593
                                                                   ========          ========
   Diluted                                                           24,659            23,225
                                                                   ========          ========




       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              2004              2003
                                                                            --------          --------
REVENUES                                                                    $ 40,438          $ 25,893
                                                                            --------          --------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                                                  24,481            19,458
   Selling and administrative expenses                                         7,514             6,561
   Bad debt recovery - net                                                      (963)               --
   Interest income - net                                                         (13)              (19)
                                                                            --------          --------
       Total                                                                  31,019            26,000
                                                                            --------          --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                9,419              (107)

PROVISION FOR INCOME TAXES                                                     2,659               152
                                                                            --------          --------

NET INCOME (LOSS)                                                           $  6,760          $   (259)
                                                                            ========          ========

INCOME (LOSS) PER SHARE:
   Basic                                                                    $    .30          $   (.01)
                                                                            ========          ========
   Diluted                                                                  $    .28          $   (.01)
                                                                            ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                      22,176            21,499
                                                                            ========          ========
   Diluted                                                                    24,541            21,499
                                                                            ========          ========


       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                2004              2003
                                                                              --------          -------
OPERATING ACTIVITIES:
   Net income (loss)                                                          $  6,760          $  (259)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                               3,042            3,325
     Non-cash compensation                                                          44              650
     Deferred income taxes                                                       1,127             (189)
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (2,114)          (3,945)
       Refundable income taxes                                                   1,075              416
       Prepaid expenses and other current assets                                  (937)            (988)
       Other assets                                                               (182)             206
       Accounts payable and accrued expenses                                       206              327
       Accrued salaries and wages                                                1,239              548
       Income and other taxes                                                      909              131
                                                                              --------          -------
         Net cash provided by operating activities                              11,169              222
                                                                              --------          -------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (1,671)          (1,785)
   Restricted cash                                                               1,000           (1,000)
                                                                              --------          -------
         Net cash used in investing activities                                    (671)          (2,785)
                                                                              --------          -------

FINANCING ACTIVITIES:
   Payment of obligations under capital lease                                     (110)             (14)
   Short-term borrowings                                                            --            1,000
   Proceeds from exercise of stock options                                         670               88
                                                                              --------          -------

         Net cash provided by financing activities                                 560            1,074
                                                                              --------          -------

INCREASE (DECREASE) IN CASH                                                     11,058           (1,489)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        5,051            7,255
                                                                              --------          -------

CASH AND EQUIVALENTS, END OF PERIOD                                           $ 16,109          $ 5,766
                                                                              ========          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

    Interest                                                                  $     11          $     2
                                                                              ========          =======
    Income taxes                                                              $    616          $    23
                                                                              ========          =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of property and equipment utilizing capital leases            $     --          $   467
                                                                              ========          =======


       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

1. Innodata Isogen, Inc. and subsidiaries (the "Company") is a provider of content supply chain services and solutions. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training) through offices located both in the U.S. and Asia. The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.



       See notes to unaudited condensed consolidated financial statements

2. An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2004 and 2003, (in thousands) is as follows.

                                                                     ADDITIONAL
                                              COMMON STOCK             PAID-IN        RETAINED       TREASURY
                                          SHARES         AMOUNT        CAPITAL        EARNINGS         STOCK           TOTAL
                                         --------       --------       --------       --------        --------        --------
JANUARY 1, 2004                            22,535       $    226       $ 15,413       $  3,739        $ (1,974)       $ 17,404

 Net income                                    --             --             --          6,760              --           6,760

 Issuance of common stock
    upon exercise of stock options            607              5            665             --              --             670

 Tax benefit from exercise
    of options                                 --             --            221             --              --             221

 Non-cash compensation                         --             --             44             --              --              44
                                         --------       --------       --------       --------        --------        --------

SEPTEMBER 30, 2004                         23,142       $    231       $ 16,343       $ 10,499        $ (1,974)       $ 25,099
                                         ========       ========       ========       ========        ========        ========

                                                                     ADDITIONAL
                                              COMMON STOCK             PAID-IN        RETAINED       TREASURY
                                          SHARES         AMOUNT        CAPITAL        EARNINGS         STOCK           TOTAL
                                         --------       --------       --------       --------        --------        --------
JANUARY 1, 2003                            22,046       $    220       $ 14,084       $  3,264        $ (1,999)       $ 15,569

 Net loss                                      --             --             --           (259)             --            (259)

 Issuance of common stock
    upon exercise of stock options            249              3            132             --             (47)             88

 Tax benefit from exercise
    of options                                 --             --              3             --              --               3

 Non-cash compensation                         --             --            650             --              --             650
                                         --------       --------       --------       --------        --------        --------

SEPTEMBER 30, 2003                         22,295       $    223       $ 14,869       $  3,005        $ (2,046)       $ 16,051
                                         ========       ========       ========       ========        ========        ========

     3. Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted average number of common and potential common shares outstanding. The difference between basic weighted average common shares outstanding and diluted shares outstanding represents the dilutive effect of outstanding options. Options to purchase 1.4 and 2.7 million shares of common stock at September 30, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, for the nine months ended September 30, 2003, diluted net loss per share does not include 999,000 potential common shares derived from stock options because they are antidilutive.

     The basis of the earnings (loss) per share computation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts) is as follows:

                                                            THREE MONTHS                NINE MONTHS
                                                      -----------------------       -----------------------
                                                        2004            2003          2004          2003
                                                      --------       --------       --------       --------
     Net income (loss)                                $  3,103       $  1,490       $  6,760       $   (259)
                                                      ========       ========       ========       ========

     Weighted average common shares outstanding         22,429         21,593         22,176         21,499
     Dilutive effect of outstanding options              2,230          1,632          2,365             --
                                                      --------       --------       --------       --------

     Adjusted for dilutive computation                  24,659         23,225         24,541         21,499
                                                      ========       ========       ========       ========

     Basic income (loss) per share                    $    .14       $    .07       $    .30       $   (.01)
                                                      ========       ========       ========       ========

     Diluted income (loss) per share                  $    .13       $    .06       $    .28       $   (.01)
                                                      ========       ========       ========       ========

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

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              --------------------       --------------------
                                                                2004         2003         2004         2003
                                                              -------       ------       ------       -------
     Net income (loss) as reported                            $ 3,103       $1,490       $6,760       $  (259)
            Deduct: Total stock-based employee
              compensation determined under fair value
              based method, net of related tax effects           (615)        (607)      (2,033)       (2,753)

            Add: Compensation expense included in
              the determination of net income as
              reported, net of related tax effects,
              related to the extension of stock options            --           --           --           455
                                                              -------       ------       ------       -------
     Pro forma net income (loss)                              $ 2,488       $  883       $4,727       $(2,557)
                                                              =======       ======       ======       =======

     Income (loss) per share:
            Basic - as reported                               $   .14       $  .07       $  .30       $  (.01)
                                                              =======       ======       ======       =======
            Basic - pro forma                                 $   .11       $  .04       $  .21       $  (.12)
                                                              =======       ======       ======       =======

            Diluted - as reported                             $   .13       $  .06       $  .28       $  (.01)
                                                              =======       ======       ======       =======
            Diluted - pro forma                               $   .10       $  .04       $  .19       $  (.12)
                                                              =======       ======       ======       =======

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

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                -------------------------       -------------------------
                                                  2004            2003            2004            2003
                                                --------        --------        --------        --------
                                                     (IN THOUSANDS)                   (IN THOUSANDS)
     Revenues
     Content services                           $ 13,071        $  9,128        $ 31,575        $ 21,489
     Professional services                         2,856           2,056           8,863           4,404
                                                --------        --------        --------        --------

     Total consolidated                         $ 15,927        $ 11,184        $ 40,438        $ 25,893
                                                ========        ========        ========        ========

     Income (loss) before income taxes
     Content services                           $  5,391        $  2,819        $ 11,645        $  4,643
     Professional services                         1,467           1,089           4,484           1,792
     Selling and corporate administration         (2,611)         (1,947)         (6,710)         (6,542)
                                                --------        --------        --------        --------

     Total consolidated                         $  4,247        $  1,961        $  9,419        $   (107)
                                                ========        ========        ========        ========

                                              SEPTEMBER 30,   DECEMBER, 31,
                                                  2004            2003
                                                --------        --------
                                                     (IN THOUSANDS)
     Total assets
     Content services                           $ 13,935        $ 12,330
     Professional services                         3,505           3,533
     Corporate (includes corporate cash)          17,437           9,283
                                                --------        --------

     Total consolidated                         $ 34,877        $ 25,146
                                                ========        ========

     One client, comprising multiple entities and divisions worldwide, accounted for $22% and 37% of the Company's revenues for the three months ended September 30, 2004 and 2003, respectively; and 23% and 36% of the Company's revenues for the nine months ended September 30, 2004 and 2003, respectively. A second client accounted for 37% and 29% of the Company's revenues for the three and nine months ended September 30, 2004, respectively.

6. The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by the company's accounts receivable. The Company has not borrowed against its credit line in 2004.

7. In the three months ended September 30, 2004 and 2003, the provision for income taxes as a percentage of income before income taxes was 27% and 24%, respectively, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the nine months ended September 30, 2004, the provision for income taxes as a percentage of income before income taxes was 28%, which is lower than the U.S. Federal statutory rate principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the nine months ended September 30, 2003, the provision for income taxes is primarily a result of taxable income attributable to certain expenses not deductible for income tax purposes, and to the taxability of income in certain state and foreign tax jurisdictions.

8. In January 2004, the Company signed a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the nine months ended September 30, 2004.

9. In the third quarter 2004, the Company granted options to an officer to purchase 100,000 shares of its common stock at $3.75 per share and to employees to purchase 114,000 shares of its common stock at prices ranging between $3.60 and $3.75 per share.

     In the second quarter 2003, the Company extended the expiration date of options granted to certain officers, directors and employees, substantially all of which were vested, to purchase 315,000, 566,000, 522,000 and 133,000 shares of its common stock at $.47, $.50, $.67 and $2.00, respectively. In connection with the extension, the option holders agreed not to sell shares of stock acquired upon exercise of the extended options for designated periods of time ending between September, 2004 and March, 2005. In connection with this transaction, compensation expense of approximately $650,000 was recorded in the second quarter of 2003 based upon the difference between the exercise price and the market price of the underlying common stock on the date the options were extended. Such compensation expense is included as a component of selling and administrative expenses for the nine months ended September 30, 2003.

10. During the three months ended September 30, 2003, the Company entered into a three year lease for certain equipment located in one of its Philippine facilities. The equipment was capitalized at its fair market value of approximately $641,000, which represented the present value of the minimum lease payments plus trade-in value of exchanged equipment of $175,000. The loss on such trade-in approximated $58,000.

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

13. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and / or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of September 30, 2004, the Company is not aware of liability for any obligations arising as a result of these indemnifications.

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

      These forward-looking statements are based largely on the Company's current expectations, and are subject to a number of risks and uncertainties, including without limitation, continuing revenue concentration in a limited number of clients and continuing reliance on project-based work, worsening of present market conditions, changes in external market factors, the ability and willingness of the Company's clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that the Company acquires, changes in the Company's business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

THE COMPANY

      Innodata Isogen, Inc. (the "Company") is a leading provider of content supply chain services and solutions to Global 2000 Enterprises, secondary publishers, governments and major archives, libraries and museums. The Company's solutions encompass both the manufacture of content (for which the Company provides services such as digitization, imaging, data conversion, XML and markup services, metadata creation, advanced classification services, editorial and knowledge services) as well as the design, implementation, integration and deployment of the systems used to manage content (for which the Company provides custom application development, consulting and training) through offices located both in the US and Asia. The Company has approximately 100 active clients, including Amazon.com, Dow Jones & Company, Lockheed Martin Corporation, ProQuest Company, Reed Elsevier, Reuters, Simon & Schuster, The Thomson Corporation, and Wolters Kluwer.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues increased 42% to $15,927,000 for the three months ended September 30, 2004 compared to $11,184,000 for the similar period in 2003.

      Revenues from the content services segment increased 43% to $13,071,000 for the three months ended September 30, 2004 compared to $9,128,000 for the similar period in 2003. The increase was primarily due to increased revenues from new projects for several existing clients.

      Revenues from the Company's professional services segment increased 39% to $2,856,000 for the three months ended September 30, 2004 compared to $2,056,000 for the similar period in 2003. The increase was principally attributable to favorable growth from certain existing clients. For the three months ended September 30, 2004, revenues from two clients accounted for 67% of professional services segment revenues; in the similar period in 2003, two clients accounted for approximately 60% of professional services segment revenues.

      One client, comprising multiple entities and divisions worldwide, accounted for 22% and 37% of the Company's revenues for the three months ended September 30, 2004 and 2003, respectively. A second client accounted for 37% of the Company's revenues for the three months ended September 30, 2004. Further, in the three months ended September 30, 2004, and 2003, revenues from clients located in foreign countries (principally in Europe), accounted for 23% and 42%, respectively, of the Company's revenues.

      During both the third quarter 2004 and 2003, the Company provided approximately 55% of its total services under project-based arrangements and the 45% balance under outsourcing-type arrangements. Both types of services are typically subject to client requirements, and many are terminable upon notice. Outsourcing arrangements tend to continue for relatively longer periods, while revenues for project-based work vary depending on the size and completion dates of specific projects.

      The Company's results will fluctuate in part based on whether it succeeds in counterbalancing periodic declines in revenues on project completions or cancellations by entering into arrangements for new projects with the same clients or others. The Company has refocused its sales force to seek to increase the relative percentage of services that the Company performs on an outsourcing basis, but the Company continues to enter into project-based arrangements that become available to it on attractive terms without regard to the resulting effect on this relative percentage.

      Direct operating expenses were $8,847,000 and $7,225,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of 22%. Direct operating expenses as a percentage of revenues were 56% in 2004 and 65% in 2003.

      Direct operating expenses for the content services segment were $7,486,000 and $6,260,000 in the three months ended September 30, 2004 and 2003, respectively, an increase of 20%. Direct operating expenses as a percentage of revenues for the content services segment were 57% and 69% in the three months ended September 30, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in costs for the increased revenues. The decrease as a percent of sales for the content services segment in the 2004 period was principally due to lower production labor costs as a percent of revenues and to a 43% increase in revenues compared to a 6% increase in fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

      Direct operating expenses for the Company's professional services segment were $1,361,000 and $965,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of 41%. Direct operating expenses as a percent of revenues for the Company's professional services segment were 48% and 47% in the three months ended September 30, 2004 and 2003, respectively. The dollar increase for the professional services segment in the 2004 period was principally due to increases in personnel and related costs for the increased revenues.

      Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments.

      Selling and administrative expenses were $2,847,000 and $2,002,000 for the three months ended September 30, 2004 and 2003, respectively, an increase of 42%. This increase was primarily attributable to increases in selling and marketing costs, which are expected to continue to grow modestly as the Company expands its selling and marketing activities, and to increases in administrative costs. Selling and administrative expenses as a percentage of revenues were 18% in the 2004 and 2003 periods. Selling and administrative expenses primarily include management and administrative salaries, selling and marketing costs, and administrative overhead.

      In the three months ended September 30, 2004 and 2003, the provision for income taxes as a percentage of income before income taxes was 27% and 24% respectively, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company nor subject to tax in the U.S. unless repatriated.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues increased 56% to $40,438,000 for the nine months ended September 30, 2004 compared to $25,893,000 for the similar period in 2003.

      Revenues from the content services segment increased 47% to $31,575,000 for the nine months ended September 30, 2004 compared to $21,489,000 for the similar period in 2003. The increase was primarily due to increased revenues from new projects for several existing clients.

      Revenues from the Company's professional services segment increased 101% to $8,863,000 for the nine months ended September 30, 2004 compared to $4,404,000 for the similar period in 2003. The increase was principally attributable to favorable growth from certain existing clients. For the nine months ended September 30, 2004, revenues from four clients accounted for approximately 83% of professional services segment revenues; in the similar period in 2003, two clients accounted for approximately 50% of professional services segment revenues.

      One client, comprising multiple entities and divisions worldwide, accounted for 23% and 36% of the Company's revenues for the nine months ended September 30, 2004 and 2003, respectively. A second client also accounted for 29% of the Company's revenues for the nine months ended September 30, 2004. Further, in the nine months ended September 30, 2004, and 2003, revenues from clients located in foreign countries (principally in Europe), accounted for 27% and 43% respectively, of the Company's revenues.

      During the nine months ended September 30, 2004, the Company provided approximately 52% of its total services under project-based arrangements and the 48% balance under outsourcing-type arrangements, as compared with 47% and 53%, respectively, during the nine months ended September 30, 2003. Both types of services are typically subject to client requirements, and many are terminable upon notice. Outsourcing arrangements tend to continue for relatively longer periods, while revenues for project-based work vary depending on the size and completion dates of specific projects.

      The Company's results will fluctuate in part based on whether it succeeds in counterbalancing periodic declines in revenues on project completion or cancellations by entering into arrangements for new projects with the same clients or others. The Company has refocused its sales force to seek to increase the relative percentage of services that the Company performs on an outsourcing basis, but the Company continues to enter into project-based arrangements that become available to it on attractive terms without regard to the resulting effect on this relative percentage.

      Direct operating expenses were $24,481,000 and $19,458,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 26%. Direct operating expenses as a percentage of revenues were 61% in 2004 and 75% in 2003.

      Direct operating expenses for the content services segment were $20,155,000 and $16,848,000 in the nine months ended September 30, 2004 and 2003, respectively, an increase of 20%. Direct operating expenses as a percentage of revenues for the content services segment were 64% and 78% in the nine months ended September 30, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in costs for the increased revenues. The decrease as a percent of sales for the content services segment in the 2004 period was principally due to lower production labor costs as a percent of revenues and to a 47% increase in revenues compared to a 16% increase in fixed non-labor costs. Direct operating expenses primarily include direct payroll, telecommunications, depreciation, computer services, supplies and occupancy.

      Direct operating expenses for the Company's professional services segment were $4,326,000 and $2,610,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 66%. Direct operating expenses as a percent of revenues for the Company's professional services segment were 49% and 59% in the nine months ended September 30, 2004 and 2003, respectively. The dollar increase for the professional services segment in the 2004 period was principally due to increases in personnel and related costs for the increased revenues. The decrease as a percent of revenues for the professional services segment in the 2004 period was primarily attributable to a 101% increase in revenue without a proportionate increase in direct operating expenses and an 8% percentage point decrease in direct labor costs as a percent of revenues.

      Selling and administrative expenses were $7,514,000 and $6,561,000 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 15%. Selling and administrative expenses as a percentage of revenues decreased to 19% in the 2004 period compared to 25% in the 2003 period. Selling and administrative expenses for the nine months ended September 30, 2003 include a non-cash compensation charge of approximately $650,000 (described in note 9 to the Condensed Consolidated Financial Statements). Excluding this charge, overall selling and administrative expenses for the nine months ended September 30, 2004 would have increased by approximately $1,603,000, or 27%, from the similar period in 2003. This increase was primarily attributable to increases in selling and marketing costs which are expected to continue to grow modestly as the Company expands its selling and marketing activities, and to increases in administrative costs. Selling and administrative expenses primarily include management and administrative salaries, selling and marketing costs, and administrative overhead.

      In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the nine months ended September 30, 2004.

      In the nine months ended September 30, 2004, the provision for income taxes as a percentage of income before income taxes was 28%, which is lower than the U.S. Federal statutory rate principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the nine months ended September 30, 2003, the provision for income taxes is primarily a result of taxable income attributable to certain expenses not deductible for income tax purposes, and to the taxability of income in certain state and foreign tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         Selected measures of liquidity and capital resources are as follows:

                                                    September 30, 2004       December 31, 2003
                                                    ------------------       -----------------
         Cash and Cash Equivalents                    $16,109,000             $ 5,051,000
         Working Capital                               20,207,000              11,983,000
         Stockholders' Equity Per Common Share*       $      1.11             $       .79

         *Represents total stockholders' equity divided by the actual number of common shares outstanding (which excludes treasury stock).

 Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $11,169,000 in the nine months ended September 30, 2004 compared to $222,000 provided by operating activities for the nine months ended September 30, 2003, an increase of nearly $11 million. The net cash provided by operating activities in the 2004 period is principally due to net income approximating $6.8 million, non-cash charges approximating $4.2 million, a $1.1 million income tax refund and a $1.2 million net decrease in other current assets and liabilities, offset by a $2.1 million increase in accounts receivable.

      Accounts receivable totaled $10,611,000 at September 30, 2004, representing approximately 61 days of sales outstanding, compared to $8,497,000, or 71 days, at December 31, 2003. The decrease in days outstanding resulted from increased accounts receivable collections during the first nine months of 2004.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2004, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients, and 68% of accounts receivable were due from two clients.

Net Cash Used in Investing Activities

      During the nine months ended September 30, 2004, the Company spent approximately $1,671,000 for capital expenditures, compared to approximately $1,785,000 in the nine months ended September 30, 2003. During the next 12 months, the Company currently anticipates capital spending levels to be in the $3 million range. Such spending in the first nine months of 2004 and anticipated capital spending relates principally to normal ongoing equipment upgrades, to project requirement specific equipment for certain new projects, and for improvements in infrastructure.

Availability of Funds

      The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by the company's accounts receivable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the bank's alternate base rate 4.75% at September 30, 2004) plus 1/2%, or LIBOR (1.875% at September 30, 2004 plus 3%). The company has not borrowed against this line in 2004. To the extent the Company utilizes all or a portion of its line of credit, changes in the interest rate will have a positive or negative effect on the Company's interest expense.

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

      The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 30, 2004, the Company's Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There has been no change during the nine months ended September 30, 2004 in the Company's internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings. Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable

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


INNODATA ISOGEN, INC.


        Date:  November 12, 2004       /s/  Jack Abuhoff
               -----------------       -----------------------------------------
                                       Jack Abuhoff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President


        Date:  November 12, 2004       /s/  Stephen Agress
               -----------------       -----------------------------------------
                                       Stephen Agress
                                          Vice President - Finance
                                          Chief Accounting Officer