Form 10-K
period 2004-12-31
INNODATA ISOGEN INC
filed 2005-03-30
CIK 903651

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

                  For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $72,400,000
         ===========

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   22,693,138 shares of common stock, $.01 par value, as of February 28, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                             [SEE INDEX TO EXHIBITS]
--------------------------------------------------------------------------------

================================================================================

                                     PART I

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "estimate," "believe," "expect," and "anticipate" and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, continuing revenue concentration in a limited number of clients, continuing reliance on project-based work, worsening of market conditions, changes in external market factors, the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this release will occur.

We  undertake  no   obligation  to  update  or  review  any  guidance  or  other forward-looking information, whether as a result of new information, future developments or otherwise.

Item 1.  Description of Business.

General

      Innodata Isogen is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. We provide outsourced content services and content-related information technology (IT) professional services. Our outsourced content services focus on fabrication services and knowledge services. Fabrication services include digitization, imaging, data conversion, XML and mark-up services, as well as language translation and content creation services. XML, or Extensible Markup Language, is a universally accepted notation for identifying information elements in documents, and is designed to meet the challenges of large-scale electronic publishing. Knowledge services include content enhancement, taxonomy, controlled vocabulary development, hyperlinking, mark-up indexing, abstracting and general editorial services. Our IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

      We believe our integrated offering of outsourced content services and IT professional services allows us to offer our clients a suite of comprehensive and sophisticated technology-based solutions that span the entire content supply chain, which is the series of integrated activities needed to create, manage, use and distribute information.

      In 2004, we provided our services to approximately 100 clients in four content-intensive sectors. Organizations within each of these sectors, which are listed below, face a distinct set of challenges in creating, managing, using and distributing information more effectively and economically:

      o publishing, media and information services, including EBSCO and Reed Elsevier;

      o Global 2000 enterprises, including Hamilton Sundstrand and Lockheed Martin;

      o educational and cultural institutions, including Cornell University and Harvard Business School Publishing; and

      o     government agencies, including several U.S. intelligence agencies.

      We   typically   service   our   clients  in   multi-year   relationships.
Approximately 76% of our largest 25 clients by revenues in the year ended December 31, 2004 have been clients in each year since 2001.

      We provide outsourced content services for business processes that we anticipate will continue for an indefinite period and therefore generate what we regard as recurring revenues. We derived 47% and 53% of our revenues from these engagements for the years ended December 31, 2004 and 2003, respectively.

      We are headquartered in Hackensack, New Jersey, just outside New York City. We have two additional solutions centers in North America, seven production facilities in Asia (the Philippines, India and Sri Lanka) and a technology and tools development center in India. We were incorporated in Delaware in 1988.

Innodata Isogen's Services

      Our services encompass both outsourced content services that focus on fabrication services and knowledge services and information technology (IT) professional services that focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content. We define content as all forms of unstructured data, including text, formatted text such as HTML, high-fidelity information such as XML, interactive and /or dynamic Web pages, images, graphics animation, video and sound files.

Outsourced Content Services

      Our outsourced content services focus on fabrication services and knowledge services. We undertake fabrication projects for enterprises deploying content management solutions, and we build customized content products for online publishers and information providers. In addition, we provide outsourced services for content-intensive enterprises and information service providers.

      The services we provide may vary in size and duration. Outsourced content services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We also provide outsourced content services for business processes that we anticipate will continue for an indefinite period and therefore generate what we regard as recurring revenue.

      Our methodology typically involves building customized workflow management tools and content authoring tools that we operate on advanced technology platforms in our content processing facilities. We typically gather data from multiple sources, normalize disparate data formats, digitize non-digital assets and create XML files that are uploaded to a client's digital warehouse. As part of this process, we may engineer links that enable cross-referencing among digital assets, index data assets to an organizational structure, such as taxonomy or ontology, copyedit content or author content synopsis and abstracts.

Fabrication Services. Our fabrication services include digitization, imaging, data conversion, XML and mark-up services, as well as language translation and content creation services. We use leading-edge technologies to capture our clients' relevant content and convert it into XML and other related mark-up standards. These technologies include high-speed scanning; a variety of commercial and proprietary optical/intelligent character recognition, or OCR/ICR, applications; structured workflow processes; and proprietary applications and tools designed to create meaningful, accurate and consistent data.

      To convert the captured content to XML, tags are inserted within the content to provide a marker that computers can process. Our proprietary technology includes production-grade, auto-tagging applications that utilize pattern recognition algorithms based on comprehensive rule sets and heuristic online databases. This technology enables the mass creation or conversion of XML content from complex, unstructured data or content.

      We price our translation and content conversion services based on the quantity delivered or resources utilized.

      As an example, a major educational publisher sought to build the definitive digital archive of leading newspapers in North America. On behalf of this client, we digitized production runs of major world newspapers, providing full page viewing, as well as threaded articles with searchable digital text. The process included treating the digital images with the latest digital technology to visually repair the original images.

Knowledge Services. Our knowledge services add value to a client's content and these services include content enhancement, taxonomy, controlled vocabulary development, hyperlinking, mark up indexing, abstracting and general editorial services, including the provision of synopses and annotations. We also provide research services that cover a wide spectrum of expertise, including medicine, law, basic sciences, applied sciences, humanities, engineering, management and finance. We have organized knowledge teams to provide these services, each of which consists of a number of educated and highly trained people with expertise in the relevant subject. We typically price our knowledge services based on the quantity delivered or resources utilized.

      As an example, a major publisher of scientific, technical and medical information sought to build one of the world's largest databases of scientific journal citations and references. We created records of nearly 15,000 journal titles going back almost 13 years, encoded in a way that supported integrated web searches and seamless linking. Under a long-term engagement, we maintain the database with daily updates, managing on behalf of our client a production process in which we aggregate, digitize, convert and enhance data.

IT Professional Services

      Our  IT  professional  services  focus  on  the  design,   implementation,
integration and deployment of systems used to author, manage and distribute content. These services include:

      o     consulting;

      o     systems integration;

      o     custom application development; and

      o other IT professional services, including application maintenance support, evaluation and implementation and training.

      Clients  that  use  our  IT  professional   services   typically   require
publishing, performance support or process automation systems that enable multiple authors to collaborate on content and enable multiple products to be generated from single-source XML repositories. Our IT professional services undertake a standards-based approach to development and integration.

      Projects vary in size and duration. Our IT professional services are typically provided on a project basis that involves a defined task that, upon completion, does not generate any significant amount of continuing revenues. Each project typically involves all aspects of the software development process, including defining, designing, prototyping, programming, module integration and installation of the custom application. We typically work on-site at clients to develop specifications and define requirements and to interact with end-users of the application. Detailed design, implementation and testing are generally performed at our Dallas and Austin, Texas offices, as well as offshore at our Gurgaon, India office.

Consulting. We offer consulting services that focus on evaluating, advising, creating, overseeing or reviewing processes and/or technology designs that are necessary for a client to improve its management, use or distribution of information. We assist our clients by first understanding their business objectives and then analyzing and recommending the appropriate hardware and software specifications, as well as process and engineering changes that will fulfill these objectives. Our consultants have a broad mix of functional and industry expertise. Our highly skilled process analysts, workflow architects and project managers enable clients to outsource to us their entire content operations, and thereby enhance the client's ability to manage, use and distribute the content.

      As an example, a major defense contractor was awarded a multi-billion dollar military contract to build a new war plane. The military required that the technical documentation be delivered in electronic format and be useable by field technicians using handheld PDAs, as well as by pilots in the cockpit. The defense contractor hired us to recommend an XML-based publishing approach. Over several months, our team made several recommendations and redesigned the client's core business processes and systems architecture to achieve its objectives, including the ability to support high-volume, link-intensive data. We were then engaged by the client to develop the system. The completed system provided an end-to-end workflow that included link management, support for complex graphics, customized backend databases to support fast search and retrieval and customized user interfaces.

Systems Integration. Our systems integration services include the integration of disparate authoring tools, content/knowledge management systems and composition tools into an overall IT infrastructure, and often also include the development of software that enhances the compatibility among various components of the overall IT infrastructure. We also undertake the management of programs and vendors during this process. Many of our systems integration projects involve organizations that are migrating to XML and other standards-based publishing systems or are seeking to integrate disparate data sources into a common environment. Our IT projects often include content analysis and the development of information architectures.

      For example, one of the world's most successful IT equipment manufacturers was faced with the challenge of producing increasingly complex technical documentation faster, in more languages and across multiple platforms, as well as in print. This was necessary because of shortening product life cycles and the desire to market products in remote global markets. Over a 12-month period, our team of information architects and developers provided strategy and process consulting, product evaluation and information engineering services. We addressed complex content authoring, translation and localization and document rendition requirements. The result was a completely re-engineered standards-based product documentation system that enabled our client to easily revise and re-use content and translate that content into 35 languages seamlessly. We improved our client's time-to-market by significantly reducing the turnaround time for documentation and revisions and substantially reduced its overall product documentation-related costs. Our team of two domestic project managers and five offshore developers continue to provide the client ongoing systems enhancement and maintenance under a long-term engagement.

Custom Application Development. Our custom application development services help our clients create new applications and enhance the functionalities of our clients' existing software applications. We perform system design and software coding and run pilots, while transition planning, user training and deployment activities are performed at the client's site. Our application development services span the entire range of client server and Internet technologies. Our IT professional services staff are experts at XML and related information standards, as well as emerging computing platforms. Our programmers are skilled in a wide range of programming languages, as well as a diverse set of application program interfaces, applications servers and database technologies.

      As an example, a client in the information services industry needed to build an enterprise-scale publishing platform for a new online information service utilizing the latest knowledge processing technologies. Our team of onshore and offshore technologists designed and built the platform over a period of several months, including authoring and classification workflow systems, backend database and user interface. Our content services department aggregated, digitized and enhanced multiple gigabytes of data for the successful product pilot. Our single program manager coordinated the efforts of our IT professional services team, our outsourced content services team and other vendors on-site at the client.

Other IT Professional Services. We assist our clients in the evaluation and implementation of software packages developed by third party vendors. We specialize in enterprise content management systems developed by several vendors, including: Documentum, Content@, XHive Corporation and Vasont Systems; and document authoring systems developed by vendors including Arbortext and Blast Radius; publishing tools developed by vendors including TopLeaf, Antenna House and FrameMaker; as well as various content analysis and extraction tools.

      We provide support for our client's content-related applications, ensuring that systems remain operational and responsive to changing user requirements. In doing so, we are often able to enhance processes and improve service levels. Through our domestic, on-site and offshore delivery model, we are able to provide a range of support services to our clients.

      We also provide clients professional training, courseware and continuing education in XML and other structural information services.

Clients

      We view our relationship with our clients as a critical element of our historical success and an important basis for our future growth. We work directly with existing and prospective clients to identify and refine their objectives and to design, implement, integrate and deploy new and improved service solutions to satisfy those objectives. We believe we provide high quality, value-added services to our clients on a timely basis and have developed a close relationship with them as a result. To enhance those relationships, we provide project support 24 hours a day, seven days a week, through our Asia-based customer service center, and we maintain sales, service and strategic support in North America and Europe in proximity to the operations of most of our clients.

      We offer our services to approximately 100 businesses and organizations in four content-intensive sectors. The following sets forth a selected list of our clients in the four content-intensive sectors that we serve:

      o     Publishing, media and information services:

            EBSCO; John Wiley & Sons; McGraw-Hill; ProQuest; Reed Elsevier; Thomson and Wolters Kluwer;

      o     Global 2000 enterprises:

            Amazon.com; Bausch & Lomb; Boeing; Hamilton Sundstrand; John Deere; Lockheed Martin and Primerica;

      o     Educational and cultural institutions:

            CAB International; Cornell University; Harvard Business School Publishing and The Smithsonian Institution; and

      o     Government agencies:

            The Federal Reserve Board and several U.S. intelligence agencies.

      Outsourced content services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We also provide outsourced content services for business processes that we anticipate will continue for an indefinite period and therefore generate what we regard as recurring revenue.

      Approximately 76% of our largest 25 clients by revenues in the year ended December 31, 2004 have been clients in each year since 2001.

      One client accounted for 23%, 33% and 17% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. One other client accounted for 31% and 30% of our revenues for the years ended December 31, 2004 and 2002, respectively. No other client accounted for 10% or more of our total revenues during these periods. Revenues from clients located in foreign countries (principally in Europe) accounted for 30%, 47% and 23% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

      Some of our clients require us to enter into nondisclosure agreements pursuant to which we agree not to disclose their identities or the nature of our relationship. Typically these arrangements are required because the client does not want to publicize its outsourcing strategy or a new product development initiative before it is introduced in the market.

Sales and Marketing

      We currently have four executive-level business development professionals and five full-time sales personnel and are planning to increase our full-time salesperson headcount to between 10 and 12 in 2005. Historically, our sales efforts depended heavily on senior management. We are transitioning to a more structured direct sales model in which we implement additional sales infrastructure, add dedicated sales support personnel and add additional sales persons. In this model, our executive-level business development professionals will continue to manage key client relationships through targeted interaction with our clients' senior management, while sales professionals will be responsible for identifying prospective clients and the execution of day-to-day sales strategies.

      Our sales organization is responsible for qualifying and otherwise pursuing prospects, securing direct personal access to decision-makers at existing and prospective clients and obtaining orders for our services and solutions. Our sales professionals work directly with clients to identify their requirements and with our engineering teams to define the solutions that best fit our clients' specific needs.

      Sales activities include the design and generation of presentations and proposals, account and client relationship management and the organization of account activities.

      Consulting personnel from our project analysis group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level, post-sale support to our clients.

      We constantly seek to expand the nature and scope of our engagements with existing clients by increasing the volume of our business and extending the breadth and value of services offered. For existing clients, our sales personnel and our on-site project personnel proactively identify client needs and work with our sales team to structure solutions to address those needs.

      Our marketing organization is responsible for:

      o developing and increasing the visibility and awareness of our brand and our service offerings;

      o     defining and communicating our value proposition; and

      o     generating leads and furnishing effective sales support tools.

      Over the past 12 months, we have improved our brand management and enhanced our lead generation capability. In addition, we have created a partner program pursuant to which we have formed collaborative relationships with selected leading software vendors and service providers in many of our key markets. We believe that our partner program is an important way for our sales force to generate more and better quality leads. Furthermore, the partner program helps us gain technical insights that allow us to evaluate better the effectiveness of the various tools that we recommend to our clients.

      Primary marketing outreach activities include:

      o event marketing (including exhibiting at trade shows, conferences and seminars);

      o     direct and database marketing;

      o public and media relations (including speaking engagements and active participation in industry and technical standard bodies); and

      o web marketing (including search engine optimization, search engine marketing and the maintenance and continued development of external web sites).

Competition

      The markets for our services are highly competitive. The most significant competitive factors are:

      o     experience and expertise;

      o     quality and reliability of services;

      o     price of services;

      o     the scope and scale of service offerings;

      o     the quality of supporting services;

      o     retention of highly skilled employees; and

      o     technical competence.

      Our ability to compete favorably is dependent upon our ability to react appropriately to short- and long-term trends, harness new technology and deliver large-scale requirements.

      With respect to outsourced content services, competition is highly fragmented and intense; however, we believe we compete successfully by offering high quality services and favorable pricing by leveraging our technical skills, IT infrastructure, process knowledge, offshore model and economies of scale.

      SPI Technologies, Apex CoVantage, Techbooks and Jouve, among others, compete with us in providing content services. However, we are not aware of any single competitor that provides the same comprehensive range of outsourced content services as we do, and we believe that we have created significant differentiation as a result of:

      o our specific business process expertise and the greater resources that we provide to our clients;

      o     the high quality and reliability of our services; and

      o     the scope and scale of our services.

      Thus, we believe we are well positioned to obtain client contracts when the undertaking required is technically sophisticated, sizable in scope or scale, or when clients require a highly fail-safe environment with technology redundancy. We also believe that the timeliness with which we provide our services enables our clients to reduce the time it takes for them to release their products to the market, thereby providing a competitive advantage to the client.

      With respect to our IT professional services, a number of large and mid-sized technology and business consulting practices offer content-related integration and consulting services as part of their broad and generalized offerings. Major companies such as IBM, EDS, Bearing Point, Accenture, Booz Allen and others compete for entire content supply chain dollars, though few, if any, focus exclusively on our niche. There are fewer firms, most with lesser capacity, with a narrower strategic focus on the content supply chain, such as Thomas Technology Solutions and RivCom.

      As a provider of outsourced content services and IT professional services, we also compete at times with in-house personnel at existing or prospective clients who may attempt to duplicate our services using in-house personnel.

      Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do, and we cannot assure you that we will continue to compete effectively with them.

Employees

      As of February 28, 2005, we employed an aggregate of approximately 85 persons in the United States and Europe and 7,400 persons in five production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India and a technology and tools development center in India. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences.

      We take great pride in our company culture and values, which are extremely service oriented. We have designed processes to foster consistent employee behavior that promotes our clients' successes and delivers dependable outcomes. At the same time, we promote operating efficiencies. Within our IT professional services team, we have assembled what we believe is a highly talented group of technologists. Our culture is non-hierarchical, encouraging the iteration of ideas to address complex technical challenges. We have developed specialized internal software applications to facilitate meaningful communication among employees.

      To retain our qualified personnel, we offer competitive base salaries that are supplemented by results-based incentives. Senior managers are eligible for bonuses and stock options. Our compensation structure is coupled with an extensive benefits package, tailored by region, which can include comprehensive health insurance coverage, paid vacation and holiday leaves, allowances and continuing education programs.

      No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Item 2. Description of Property.

      Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas and Austin, Texas offices, and seven overseas facilities, all of which are leased. In addition, we have a technology and tools development facility in Gurgaon, India, which is also leased. The square footage of all our leased properties is approximately 218,000. Rental payments on property leases were approximately $1,725,000 in 2004.

Item 3. Legal Proceedings.

      The Innodata Employees Association (IDEA), Jomarie Deles and other complainants have sued one of our Philippines subsidiaries, and have purported also to sue us and certain of our officers and directors, in Innodata Philippines Employees Association (IDEA) v Innodata Philippines, Inc. (filed July 27, 2001 at the National Conciliation and Mediation Board of the Philippine Department of Labor and Employment in Manila); Innodata Employees Association
(IDEA), Jomarie Deles, et al v. Innodata Philippines, Inc. (filed July 1, 2002 in the National Labor Relations Commission of the Republic of the Philippines in Manila); and in related cases and proceedings filed in the Philippines Supreme Court, the Philippine Court of Appeals and the Philippines Department of Labor and Employment. Complainants seek to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. We have prevailed in substantially all stages of this litigation to date, although several appeals by complainants are still pending. If complainants' claims had merit they could be entitled to back wages of up to $5.0 million for the period from June 7, 2002 to June 6, 2005, consistent with prevailing jurisprudence. After consultation with counsel, we believe that the complainants' claims are without merit and we intend to defend against them vigorously.

      In addition, we are subject to various legal proceedings and claims which arise in the ordinary course of business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial condition or results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, it could have a material adverse effect on our financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

       None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Innodata Isogen, Inc. (the "Company") Common Stock is quoted on the Nasdaq National Market System under the symbol "INOD." On February 28, 2005, there were 115 stockholders of record of the Company's Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company's publicly held shares are held in "street name" and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,500.

      The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2004.

                                            Common Stock
                                            Sale Prices

                              2003         High      Low
                              ----         ----      ---

                         First Quarter    $ 1.09   $ 0.73

                         Second Quarter     1.47     0.84

                         Third Quarter      2.60     1.11

                         Fourth Quarter     4.96     2.42

                              2004         High      Low
                              ----         ----      ---

                         First Quarter    $ 4.95   $ 3.09

                         Second Quarter     4.20     2.80

                         Third Quarter      4.60     3.15

                         Fourth Quarter     9.99     3.28

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2004:

                                              Number of
                                       Securities to be Issued    Weighted-Average      Number of Securities
                                           Upon Exercise of      Exercise Price of     Remaining Available For
                                         Outstanding Options,   Outstanding Options,    Future Issuance Under
Plan Category                            Warrants and Rights    Warrants and Rights   Equity Compensation Plans
                                                 (a)                    (b)                      (c)
Equity compensation plans
approved by security holders                   6,011,000                 $2.62               1,424,000

Equity compensation plans
not approved by security holders               1,015,000  (1)            $0.84                      --
                                               ---------                 -----               ---------

Total                                          7,026,000                 $2.36               1,424,000
                                               =========                 =====               =========

(1) Consists of stock options to purchase 1,015,164 shares of common stock granted to the Company's current Chairman pursuant to an agreement entered into at time of hire.

Item 6. Selected Financial Data (In thousands, except per share amounts).

                                                                Year Ended December 31,
                                                                -----------------------
                                                2004         2003        2002          2001        2000
                                                ----         ----        ----          ----        ----
                                                       (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES                                     $  53,949    $  36,714    $  36,385    $  58,278    $  50,731
                                             ---------    ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
  Direct operating expenses                     33,050       27,029       32,005       44,354       34,458
  Selling and administrative                    10,205        8,898       10,038        8,337        7,248
  Terminated offering costs                        625           --           --           --           --
  Provision for doubtful accounts                   --           --           --        2,942           --
  Bad debt recovery, net                          (963)          --           --           --           --
  Restructuring costs and asset impairment          --           --          244          865           --
  Interest expense                                  25            9           29            9           43
  Interest income                                  (87)         (30)         (89)        (216)        (155)
                                             ---------    ---------    ---------    ---------    ---------
  Total                                         42,855       35,906       42,227       56,291       41,594
                                             =========    =========    =========    =========    =========

INCOME (LOSS) BEFORE PROVISION
  FOR (BENEFIT FROM) INCOME
  TAXES                                         11,094          808       (5,842)       1,987        9,137
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                   3,237          333         (677)         639        2,969
                                             ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                            $   7,857    $     475    $  (5,165)   $   1,348    $   6,168
                                             =========    =========    =========    =========    =========

INCOME (LOSS) PER SHARE:
  Basic                                      $     .35    $     .02    $    (.24)   $     .06    $     .30
                                             =========    =========    =========    =========    =========

  Diluted                                    $     .32    $     .02    $    (.24)   $     .05    $     .26
                                             =========    =========    =========    =========    =========

Cash dividends per share                            --           --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------

                                                                      December 31,
                                                                      ------------
                                                2004         2003        2002          2001        2000
                                                ----         ----        ----          ----        ----
                                                                     (In thousands)
BALANCE SHEET DATA:

WORKING CAPITAL                              $  22,209    $  11,983    $   8,570    $   8,854    $   9,505
                                             =========    =========    =========    =========    =========

TOTAL ASSETS                                 $  37,211    $  25,146    $  22,697    $  30,094    $  27,946
                                             =========    =========    =========    =========    =========

LONG TERM DEBT                               $     150    $     272           --           --           --
                                             =========    =========    =========    =========    =========

STOCKHOLDERS' EQUITY                         $  26,737    $  17,404    $  15,569    $  20,362    $  19,316
                                             =========    =========    =========    =========    =========

Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

Revenues

      We derive the majority of our revenues from outsourced content services. These services consist of fabrication and knowledge services. Outsourced content services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We also provide outsourced content services for business processes that we anticipate will continue for an indefinite period and therefore generate what we regard as recurring revenues. We price our outsourced content services based on the quantity delivered or resources utilized. Revenues for outsourced content services are recognized in the period in which the services are performed and delivered.

      We also derive a portion of our revenues from IT professional services. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. These services consist of consulting, systems integration, custom application development and other professional services. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis. Revenues for contracts billed on a time and materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on the percentage of completion method of accounting as services are performed or milestones are achieved.

      Recurring revenues consisted of 47% and 53% of total revenues for the years ended December 31, 2004 and 2003, respectively. The substantial majority of our recurring revenues is derived from outsourced content services. A small portion of our recurring revenues is derived from the application maintenance agreements related to our IT professional services. Non-recurring revenues vary depending on the size and completion dates of specific projects.

      While we seek, wherever possible, to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we may not be able to avoid declines in revenues when large projects are completed. Our inability in any period to obtain sufficient new projects to counterbalance any decreases in such work will adversely affect our revenues and results of operations for the period. By way of example, we expect a decline in year-over-year revenues in the first half of 2005, principally because we expect that revenues from existing projects and new projects will not be sufficient to offset the decline in revenues resulting from projects that were concluded, terminated or delayed.

      We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. One client accounted for 23%, 33% and 17% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. One other client accounted for 31% and 30% of our revenues for the years ended December 31, 2004 and 2002, respectively. We may lose any of these or our other major clients as a result of:

      o     our failure to meet or satisfy our clients' requirements;

      o     the completion or termination of a project or engagement; or

      o     the selection of another service provider.

      In addition, the revenues we generate from our major clients may decline or grow at a slower rate in future periods than in the past. If we lose any of our significant clients, our revenues and results of operations could be adversely affected and we may incur a loss from operations. Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days' notice.

      We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a loss of approximately $1.1 million to a profit of approximately $3.1 million. Numerous factors, some of which are beyond our control, may affect our quarterly results of operations, including completions, terminations, cancellations or deferrals of projects or engagements; the size, mix, timing and terms and conditions of client projects; variations in the duration, size and scope of our projects or engagements; market acceptance of our clients' new products and services; our ability to manage costs; local factors and events that affect our production volume, such as local holidays; unforeseen events, such as earthquakes, storms and civil unrest; currency exchange fluctuations; changes in pricing policies by us or our competitors; the introduction of new services by us or our competitors; and acquisition and integration costs related to possible acquisitions of other businesses.

      Our quarterly operating results are also subject to certain seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. Demand for our services generally may be lower in the fourth quarter due to reduced activity during the holiday season and fewer working days for our Philippines-based staff during this period. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

Direct Operating Costs

      Direct operating costs for both our outsourced content services and IT professional services consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies. We intend to reduce direct operating costs of our IT professional services as a percentage of revenues from our IT professional services by increasing our offshore IT professional services staff.

Selling and Administrative Expenses

      Selling and administrative expenses for both our outsourced content services and IT professional services consist of management and administrative salaries, sales and marketing costs and administrative overhead. We anticipate selling and administrative expenses to increase in absolute terms as we continue to grow our business. Commencing October 1, 2003, we unified our selling and related activities for our outsourced content services and IT professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments for periods commencing January 1, 2004.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

      Revenues were $53.9 million for the year ended December 31, 2004 compared to $36.7 million for the similar period in 2003.

      One client accounted for 23% and 33% of our total revenues for the years ended December 31, 2004 and 2003, respectively. A second client accounted for 31% of our revenues for the year ended December 31, 2004. No other client accounted for 10% or more of our total revenues for these periods. Further, for the years ended December 31, 2004 and 2003, revenues from clients located in foreign countries (principally in Europe) accounted for 30% and 47% of our total revenues, respectively.

      Revenues from outsourced content services increased 46% to $43.7 million for the year ended December 31, 2004 from $30.0 million for the similar period in 2003. The increase was primarily due to increased revenues from several new projects. Of the $43.7 million of revenues for the year ended December, 31, 2004, approximately $13.8 million, or 31%, resulted from new projects, substantially all of which were for existing clients.

      Revenues from IT professional services increased 52% to $10.2 million for the year ended December 31, 2004 from $6.7 million for the similar period in 2003. This increase was primarily due to increased revenues from new projects. Approximately $9.5 million, or 93%, of revenues from IT professional services for the year ended December 31, 2004 resulted from new projects, a majority of which were for existing clients.

      For the year ended December 31, 2004, approximately 53% of our revenue was non-recurring and the 47% balance was recurring, compared with 47% and 53%, respectively, for the year ended December 31, 2003.

Direct Operating Costs

      Direct operating costs were $33.1 million and $27.0 million for the years ended December 31, 2004 and 2003, respectively, an increase of 23%. Direct operating costs as a percentage of revenues were 61% for the year ended December 31, 2004 and 74% for the year ended December 31, 2003.

      Direct operating costs for outsourced content services were $27.5 million and $23.0 million for the years ended December 31, 2004 and 2003, respectively, an increase of 19%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 63% and 77% for the years ended December 31, 2004 and 2003, respectively. The dollar increase for the content services segment in the 2004 period was principally due to increases in both labor and non-labor costs as a result of increased revenues. The decrease in direct operating costs of outsourced content services as a percentage of revenues from outsourced content services for the 2004 period was principally due to lower labor costs as a percentage of revenues resulting from improved process efficiencies and aggressive project cost management, as well as a 46% increase in revenues compared to a 12% increase in fixed non-labor costs.

      Direct operating costs for IT professional services were $5.6 million and $4.0 million for the years ended December 31, 2004 and 2003 respectively. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 54% and 59% for the years ended December 31, 2004 and 2003, respectively. The dollar increase in direct operating costs of IT professional services for the 2004 period was principally due to increases in personnel and related costs. The decrease in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2004 period was primarily attributable to increased resource utilization resulting in a 4% decrease in non-labor costs as a percentage of revenues from IT professional services, and a one percent decrease in direct labor costs as a percentage of revenues.

Selling and Administrative Expenses

      Selling and administrative expenses were $10.2 million and $8.9 million for the years ended December 31, 2004 and 2003, respectively, an increase of 15%. Selling and administrative expenses as a percentage of revenues were 19% and 24% for the years ended December 31, 2004 and 2003, respectively. Selling and administrative expenses for the year ended December 31, 2003 include a non-cash compensation charge of approximately $650,000. Excluding this charge, selling and administrative expenses for the year ended December 31, 2004 would have increased by approximately $2.0 million, or 24%, from the similar period in 2003. Approximately $1.7 million of the increase in selling and administrative expenses relates to increases in selling and marketing costs, primarily attributable to the hiring of additional business development, management and sales support personnel, as well as to increased marketing programs and activities.

Other

      On January 5, 2005, we announced our intent to raise funds and filed a registration statement on Form S-3 to register 4,250,000 shares of our common stock, plus 3,250,000 shares of common stock currently held by certain of our directors and officers. On March 23, 2005, we terminated the offering and as such, in the fourth quarter 2004, expensed approximately $625,000 of offering costs.

      In January 2004, we reached a settlement agreement with and received $1.0 million in cash from a former client in full satisfaction of a $2.6 million outstanding balance that we had fully written off as a bad debt in 2001. The $1.0 million receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery for the year ended December 31, 2004.

      For the year ended December 31, 2004, the provision for income taxes as a percentage of income was 29%. The 2004 provision is lower than the U.S. Federal statutory rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

      In August 2004, the IRS promulgated regulations, effective August 12, 2004, that had the effect of making certain of our overseas entities taxable in the United States for U.S. federal income tax purposes. As a result, in the fourth quarter 2004, we provided approximately $450,000 for U.S. income taxes attributable to these applicable overseas entities. In addition, in December 2004, we effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, will not be subject to U.S. federal income taxes commencing January 1, 2005.

      The provision for income taxes for the year ended December 31, 2003 is higher as a percentage of pre-tax income than the federal statutory rate due primarily to foreign and state income taxes, and to certain foreign source losses for which no tax benefit is available, partially offset by the effect of income in tax jurisdictions currently under tax holiday.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues

      Revenues were $36.7 million for the year ended December 31, 2003 compared to $36.4 million for the similar period in 2002.

      One client accounted for 33% and 17% of our total revenues for the years ended December 31, 2003 and 2002, respectively. A second client accounted for 30% of our revenues for the year ended December 31, 2002. No other client accounted for 10% or more of our total revenues for these periods. Further, for the years ended December 31, 2003 and 2002, revenues from clients located in foreign countries (principally in Europe) accounted for 47% and 23% of our total revenues, respectively.

      Revenues from outsourced content services decreased 9% to $30.0 million for the year ended December 31, 2003 from $33.1 million for the similar period in 2002. The decrease was primarily due to the decline in revenues of approximately $11.0 million from two clients whose largest projects were substantially completed in 2002. The shortfall was replaced in part by a $9.0 million increase in revenues from three existing clients.

      Revenues from IT professional services increased 104% to $6.7 million for the year ended December 31, 2003 from $3.3 million for the similar period in 2002. The increase was primarily due to an increase in the quantity and size of system integration projects for both new and existing clients. Approximately $5.2 million, or 78%, of revenues from IT professional services for the year ended December 31, 2003 resulted from new projects, a majority of which were for existing clients.

      For the year ended December 31, 2003, approximately 47% of our total revenues was non-recurring and the 53% balance was recurring, compared with 58% and 42%, respectively, for the year ended December 31, 2002.

Direct Operating Costs

      Direct operating costs were $27.1 million and $32.0 million for the years ended December 31, 2003 and 2002, respectively, a decrease of 16%. Direct operating costs as a percentage of revenues were 74% for the year ended December 31, 2003 and 88% for the year ended December 31, 2002.

      Direct operating costs for outsourced content services were $23.1 million and $28.0 million for the years ended December 31, 2003 and 2002, respectively, a decrease of 18%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 77% and 85% for the years ended December 31, 2003 and 2002, respectively. The dollar decline, as well as the decline in such costs as a percentage of revenues from outsourced content services in the 2003 period, were primarily due to a reduction in labor and in fixed costs associated with our cost reduction initiatives.

      Direct operating costs for IT professional services were $4.0 million in each of the years ended December 31, 2003 and 2002. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 59% and 120% for the years ended December 31, 2003 and 2002, respectively. The decrease in direct operating costs of IT professional services as a percentage of IT professional services revenues was primarily attributable to increased resource utilization and fixed cost leverage.

Selling and Administrative Expenses

      Selling and administrative expenses were $8.9 million and $10.0 million for the years ended December 31, 2003 and 2002, respectively, a decrease of 11%. Selling and administrative expenses as a percentage of revenues were 24% and 28% for the years ended December 31, 2003 and 2002, respectively. The decrease in selling and administrative expenses is primarily attributable to the cost reduction initiatives that were implemented during the second half of 2002.

Other

      In early 2002, we closed a facility in Asia, resulting in the write-off of property and equipment associated with the closed facility totaling approximately $244,000. This write-off of equipment was classified as restructuring costs and asset impairment for the year ended December 31, 2002.

      For the year ended December 31, 2003, the provision for income taxes was 41% of pre-tax income, compared to a 12% benefit from income taxes as a percentage of pre-tax loss for the year ended December 31, 2002. The provision for income taxes for the year ended December 30, 2003 is higher as a percentage of pre-tax income than the federal statutory rate due primarily to foreign and state income taxes and to certain foreign source losses for which no tax benefit is available, partially offset by the effect of income in tax jurisdictions currently under tax holiday. For the year ended December 31, 2002, the income tax benefit was lower as a percentage of pre-tax loss than the federal statutory rate primarily as a result of certain overseas foreign source losses for which no tax benefit is available.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources, expressed in thousands are as follows:

                                         December 31, 2004     December 31, 2003
                                         -----------------     -----------------

      Cash and Cash Equivalents                    $20,663               $ 6,051
      Working Capital                               22,209                11,983

Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $15.7 million for the year ended December 31, 2004 compared to $.7 million provided by operating activities for the year ended December 31, 2003, an increase of approximately $15.0 million. The net cash provided by operating activities for the 2004 period is principally due to net income approximating $7.9 million, non-cash charges approximating $4.8 million, and changes in operating assets and liabilities of $3.0 million.

      Accounts receivable totaled $8.0 million at December 31, 2004, representing approximately 57 days of sales outstanding, compared to $8.5 million, or 71 days, at December 31, 2003. The decrease in days outstanding resulted from increased accounts receivable collections during 2004.

      A significant amount of our revenues is derived from clients in the publishing industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2004, approximately 27% of our accounts receivable was from foreign (principally European) clients, and 69% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

      For the year ended December 31, 2004, we spent approximately $2.1 million for capital expenditures, compared to approximately $2.4 million for the year ended December 31, 2003. Capital spending in 2004 and 2003 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and for improvements in infrastructure. We expect that the capital expenditures for these purposes will approximate $3.0 million in 2005, excluding any potential capital expenditures related to future facilities expansion.

Availability of Funds

      We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by our accounts receivable. There are no amounts outstanding under this facility.

      We believe that existing cash and internally generated funds will be sufficient for our reasonably anticipated working capital and capital expenditure requirements during the next 12 months. We fund our foreign expenditures from our U.S. corporate headquarters on an as-needed basis.

Contractual Obligations

      The table below reflects our contractual cash obligations, expressed in thousands, at December 31, 2004.

                                                    Payments Due by Period
                                                    ----------------------
Contractual Obligations               Total   Less than   1-3 years   4-5 years    After
-----------------------               -----    1 year     ---------   ---------   5 years
                                               ------                             -------
Capital lease obligations            $  355   $     199   $     156   $      --   $    --
Non-cancelable operating leases       2,203         460       1,286         457        --
                                     ------   ---------   ---------   ---------   -------

Total contractual cash obligations   $2,558   $     659   $   1,442   $     457   $    --
                                     ======   =========   =========   =========   =======

Inflation, Seasonality and Prevailing Economic Conditions

      To date, inflation has not had a significant impact on our operations. We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. Contracts are typically subject to numerous termination provisions.

      Our quarterly operating results are subject to certain seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. Demand for our services generally may be lower in the fourth quarter due to reduced activity during the holiday season and fewer working days for our Philippines-based staff during this period. These and other seasonal factors may contribute to fluctuations in our operating results from quarter to quarter.

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

      Management's discussion and analysis of its results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

      We establish credit terms for new clients based upon management's review of their credit information and project terms, and perform ongoing credit evaluations of our customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Revenue Recognition

      We recognize revenue for content manufacturing and outsourcing services in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

      We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and in a manner similar to SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years ended December 31, 2004, respectively. We receive revenue billed on a time and materials basis as we perform the services.

Property and Equipment

      Property and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

Long-lived Assets

      We account for long lived assets under Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets.

Income Taxes

      We determine our deferred taxes based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that some or all of a deferred tax asset will not be realized. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

Goodwill and Other Intangible Assets

      SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Accounting for Stock-Based Compensation

      We account for our stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, in 2004, we have not recognized compensation expense in connection with the issuance of stock options.

Significant New Accounting Pronouncements Not Yet Adopted

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.

SFAS No. 123 (R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating SFAS No. 123 (R), including the method of adoption, and expect its adoption will result in increased compensation expense in the future.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain qualified dividends from controlled foreign corporations. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Our evaluation of the AJCA with respect to the additional deduction is still in process and we expect to complete the evaluation process in 2005. As such, we cannot reasonably estimate the income tax effect of any such repatriation at the present time.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank's alternate base rate (5.25% at December 31, 2004) plus 1/2% or LIBOR (2.44% at December 31, 2004) plus 3%. We have not borrowed under this line in 2004. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

      We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 8. Financial Statements.

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                    II-14

Consolidated Balance Sheets as of December 31, 2004 and 2003               II-15

Consolidated Statements of Operations for the three years ended
December 31, 2004                                                          II-16

Consolidated Statement of Stockholders' Equity for the three years ended
December 31, 2004                                                          II-17

Consolidated Statements of Cash Flows for the three years ended
December 31, 2004                                                          II-18

Notes to Consolidated Financial Statements                                 II-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Innodata Isogen, Inc.

      We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Isogen, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II for each of the three years in the period ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Edison, New Jersey
March 9, 2005

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                             (Dollars in Thousands)

                                                                                                      2004       2003
                                                                                                      ----       ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $ 20,663   $  5,051
  Cash and cash equivalents-restricted                                                                    --      1,000
  Accounts receivable-net of allowance for doubtful accounts of $135 and $1,219 at
    December 31, 2004 and 2003 respectively                                                            8,019      8,497
  Prepaid expenses and other current assets                                                            1,757        999
  Refundable income taxes                                                                                 --      1,075
  Deferred income taxes                                                                                  645      1,421
                                                                                                    --------   --------
         Total current assets                                                                         31,084     18,043
PROPERTY AND EQUIPMENT-NET                                                                             4,559      5,628
OTHER ASSETS                                                                                             893        800
GOODWILL                                                                                                 675        675
                                                                                                    --------   --------
TOTAL                                                                                               $ 37,211   $ 25,146
                                                                                                    ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                                  $  1,449   $  1,299
  Accrued expenses                                                                                     1,963      1,152
  Accrued salaries, wages and related benefits                                                         3,979      2,865
  Income and other taxes                                                                               1,304        598
  Current portion of capital lease obligations                                                           180        146
                                                                                                    --------   --------
         Total current liabilities                                                                     8,875      6,060
                                                                                                    --------   --------
DEFERRED INCOME TAXES                                                                                  1,449      1,410
                                                                                                    --------   --------
OBLIGATIONS UNDER CAPITAL LEASE                                                                          150        272
                                                                                                    --------   --------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
  Serial preferred stock; 5,000,000 shares authorized, none outstanding                                   --         --
  Common stock, $.01 par value; 75,000,000 shares authorized; 22,679,000 and 22,535,000 shares
     issued; 22,679,000 and 21,951,000 outstanding as of December 31, 2004 and 2003, respectively        227        226
  Additional paid-in capital                                                                          14,914     15,413
  Retained earnings                                                                                   11,596      3,739
                                                                                                    --------   --------
                                                                                                      26,737     19,378
  Less: treasury stock-at cost; 584,000 shares at December 31, 2003                                       --     (1,974)
                                                                                                    --------   --------
         Total stockholders' equity                                                                   26,737     17,404
                                                                                                    --------   --------
TOTAL                                                                                               $ 37,211   $ 25,146
                                                                                                    ========   ========

                 See notes to consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                    (In thousands, except per share amounts)

                                                      2004        2003        2002
                                                      ----        ----        ----
REVENUES                                            $ 53,949    $ 36,714    $ 36,385
                                                    --------    --------    --------
OPERATING COSTS AND EXPENSES
  Direct operating costs                              33,050      27,029      32,005
  Selling and administrative expenses                 10,205       8,898      10,038
  Terminated offering costs                              625          --          --
  Bad debt recovery - net                               (963)         --          --
  Restructuring costs and asset impairment                --          --         244
  Interest expense                                        25           9          29
  Interest income                                        (87)        (30)        (89)
                                                    --------    --------    --------
  Total                                               42,855      35,906      42,227
                                                    --------    --------    --------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                        11,094         808      (5,842)
PROVISION FOR (BENEFIT FROM) INCOME TAXES              3,237         333        (677)
                                                    --------    --------    --------
NET INCOME (LOSS)                                   $  7,857    $    475    $ (5,165)
                                                    ========    ========    ========
INCOME PER SHARE:
  Basic:                                            $    .35    $    .02    $   (.24)
                                                    ========    ========    ========
  Diluted:                                          $    .32    $    .02    $   (.24)
                                                    ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic:                                              22,288      21,570      21,489
                                                    ========    ========    ========
  Diluted:                                            24,817      22,966      21,489
                                                    ========    ========    ========

                 See notes to consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                                  Additional
                                                               Common Stock         Paid-in    Retained     Treasury
                                                             Shares     Amount      Capital    Earnings       Stock      Total
                                                             ------     ------    ----------   --------     --------     -----
January 1, 2002                                              21,716         217      13,355       8,429      (1,639)     20,362
  Net loss                                                       --          --          --      (5,165)         --      (5,165)
  Issuance of common stock upon exercise of stock options       318           3         107          --          --         110
  Purchase of treasury stock                                     --          --          --          --        (360)       (360)
  Non-cash equity compensation                                   12          --         523          --          --         523
  Income tax benefit from exercise of stock options              --          --          99          --          --          99
                                                             -------   --------    --------    --------    --------     -------

December 31, 2002                                            22,046         220      14,084       3,264      (1,999)     15,569
   Net income                                                    --          --          --         475          --         475
   Issuance of common stock upon exercise of stock options      515           6         565          --          --         571
   Retirement of treasury stock                                 (26)         --         (25)         --          25          --
   Income tax benefit from exercise of stock options             --                     132          --          --         132
   Non-cash equity compensation                                  --          --         657          --          --         657
                                                             -------   --------    --------    --------    --------     -------

December 31, 2003                                            22,535         226      15,413       3,739      (1,974)     17,404
   Net income                                                    --          --          --       7,857          --       7,857
   Issuance of common stock upon exercise of stock options      728           7       1,075          --          --       1,082
   Retirement of treasury stock                                (584)         (6)     (1,968)         --       1,974          --
   Income tax benefit from exercise of stock options             --          --         358          --          --         358
   Non-cash equity compensation                                  --          --          36          --          --          36
                                                             -------   --------    --------    --------    --------     -------

December 31, 2004                                            22,679    $    227    $ 14,914    $ 11,596    $    -0-     $26,737
                                                             =======   ========    ========    ========    ========     =======

                 See notes to consolidated financial statements

                      INNODATA ISOGEN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                                 (In thousands)

                                                                                     2004        2003        2002
                                                                                     ----        ----        ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                $  7,857    $    475    $ (5,165)
  Adjustments  to reconcile  net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     3,924       4,528       5,228
    Non-cash compensation                                                                36         657         523
    Loss on disposal of fixed assets                                                     --         147          --
    Restructuring costs and asset impairment                                             --          --         244
    Deferred income taxes                                                               815          (2)         30
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable                                                               478      (5,244)      4,593
      Prepaid expenses and other current assets                                      (1,495)       (947)       (680)
      Refundable income taxes                                                         1,075         416        (982)
      Other assets                                                                     (160)        242         894
      Accounts payable                                                                  150         652        (811)
      Accrued expenses                                                                  811        (856)        601
      Accrued salaries and wages                                                      1,114         339      (1,244)
      Income and other taxes                                                          1,064         275        (181)
                                                                                   --------    --------    --------
          Net cash provided by operating activities                                  15,669         682       3,050
                                                                                   --------    --------    --------
INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                                              1,000      (1,000)         --
  Capital expenditures                                                               (2,051)     (2,408)     (1,162)
                                                                                   --------    --------    --------
          Net cash used in investing activities                                      (1,051)     (3,408)     (1,162)
                                                                                   --------    --------    --------
FINANCING ACTIVITIES:
  Payments of obligations under capital lease                                           (88)        (49)         --
  Payment of acquisition notes                                                           --          --        (650)
  Proceeds from exercise of stock options                                             1,082         571         110
  Purchase of treasury stock                                                             --          --        (360)
                                                                                   --------    --------    --------
          Net cash provided by (used in) financing activities                           994         522        (900)
                                                                                   --------    --------    --------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                    15,612      (2,204)        988
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          5,051       7,255       6,267
                                                                                   --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $ 20,663    $  5,051    $  7,255
                                                                                   ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
          Income taxes                                                             $  1,237    $    417    $    261
                                                                                   --------    --------    --------
          Interest expense                                                         $     25    $     23    $     29
                                                                                   --------    --------    --------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
          Acquisition of equipment utilizing capital leases                        $     66    $    467    $     --
                                                                                   --------    --------    --------

                 See notes to consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business-Innodata Isogen, Inc. and subsidiaries (the "Company"), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides outsourced content services and content-related information technology (IT) professional services. The Company's outsourced content services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The
Company's IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

      Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

      Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition-Revenue for content manufacturing and outsourcing services is recognized in the period in which services are performed and delivery has occurred in accordance with Staff Accounting Bulletin 104.

      The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and in a manner similar to SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Revenue for such services billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years ended December 31, 2004, respectively. Revenue billed on a time and materials basis is recognized as services are performed.

      Foreign Currency-The functional currency for the Company's production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2004 and 2003 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in 2004, 2003 and 2002.

      Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Property and Equipment-Property and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

      Long-lived Assets-The Company accounts for long lived assets under Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long Lived Assets. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and
(iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the Company's statements of operations, and would result in reduced carrying amounts of the related assets on the Company's balance sheets.

      Goodwill and Other Intangible Assets-Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

      Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

      Accounting for Stock-Based Compensation-The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, in 2004, no compensation expense has been recognized in connection with the issuance of stock options.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the assumptions described in note 7, stock options.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                           2004      2003        2002
                                                                           ----      ----        ----
                                                                                   (in thousands,
                                                                             except per share amounts)
Net income (loss), as reported                                            $ 7,857   $   475    $  (5,165)
  Deduct:  Total stock-based employee compensation
  determined under fair value based method, net of related
  tax effects                                                              (3,200)   (3,193)      (2,315)
  Add:  Compensation expense included in the determination
  of net income (loss) as reported, net of related tax effects,
  related to the extension of stock options                                    --       455          318
                                                                          -------   -------    ---------
Pro forma net income (loss)                                               $ 4,657   $(2,263)   $  (7,162)
                                                                          =======   =======    =========

Income (loss) per share:
  Basic-as reported                                                       $   .35   $   .02    $    (.24)
                                                                          =======   =======    =========

  Basic-pro forma                                                         $   .21   $  (.10)   $    (.33)
                                                                          =======   =======    =========

  Diluted-as reported                                                     $   .32   $   .02    $    (.24)
                                                                          =======   =======    =========

  Diluted-pro forma                                                       $   .19   $  (.10)   $    (.33)
                                                                          =======   =======    =========

      Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2004 and 2003 because of the relative short maturity of these instruments.

      Accounts Receivable-The majority of the Company's accounts receivable are due from secondary publishers and information providers. The Company establishes credit terms for new clients based upon management's review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company's previous loss history, the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company's major clients were to deteriorate. In the event that the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

      Concentration of Credit Risk-The Company maintains its cash with high quality financial institutions, located primarily in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

      Income (Loss) Per Share- Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings
(loss) per share by application of the treasury stock method.

      New Accounting Pronouncements:

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 123 (R), including the method of adoption, and expects its adoption will result in increased compensation expense in the future.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain qualified dividends from controlled foreign corporations. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company's evaluation of the AJCA with respect to the additional deduction is still in process and is expected to be completed during 2005. As such, the Company cannot reasonably estimate the income tax effect of any such repatriation at the present time.

2.    PROPERTY AND EQUIPMENT

      Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

                                                                 December 31,
                                                                 ------------
                                                               2004        2003
                                                               ----        ----

Equipment                                                    $15,204     $14,608
Furniture and office equipment                                   977         820
Leasehold improvements                                         2,433       2,342
                                                             -------     -------

  Total                                                       18,614      17,770
Less accumulated depreciation and amortization                14,055      12,142
                                                             -------     -------

                                                             $ 4,559     $ 5,628
                                                             =======     =======

      Depreciation   expense  was  approximately   $3,120,000,   $3,807,000  and
$4,380,000 for the three years ended December 31, 2004, respectively.

      In 2003, the Company entered into a three year lease for certain equipment located in one of its Philippine facilities. The equipment was capitalized at its fair market value of approximately $641,000, which represented the present value of the minimum lease payments plus trade-in value of exchanged equipment of $175,000. The loss on such trade-in approximated $58,000.

      At December 31, 2004 and 2003, equipment under capital leases had a net book value of approximately $312,000 and $587,000, respectively.

3.    INCOME TAXES

      The significant components of the provision for (benefit from) income taxes for each of the three years ended December 31, 2004 (in thousands) are as follows:

                                                       2004     2003      2002
                                                       ----     ----      ----

Current income tax expense (benefit):
  Foreign                                             $  174   $   29    $   97
  Federal                                              1,943      230      (827)
  State and local                                        305       76        23
                                                      ------   ------    ------
                                                       2,422      335      (707)
Deferred income tax expense (benefit) provision          815       (2)       30
                                                      ------   ------    ------
Provision for (benefit from) income taxes             $3,237   $  333    $ (677)
                                                      ======   ======    ======


      The reconciliation of the U.S. statutory rate with the Company's effective tax rate for each of the three years ended December 31 2004 is summarized as follows:

                                                                  2004     2003     2002
                                                                  ----     ----     ----
Federal statutory rate                                            35.0%    35.0%   (35.0)%
Effect of:
  State income taxes (net of federal tax benefit)                  2.5      5.9      0.6
  Foreign source losses for which no tax benefit is available      1.5      7.3     23.8
  Foreign entities subject to US federal income taxes              4.3       --       --
  Effect of foreign tax holiday, net of foreign income
     not deemed permanently reinvested                           (12.3)   (24.0)    (3.4)
  Taxes on foreign income at rates that differ from US
    statutory rate                                                (1.4)     7.6       --
  Non deductible compensation                                       --      5.9       --
  Other                                                           (0.4)     3.5      2.4
                                                                 -----    -----    -----
Effective rate                                                    29.2%    41.2%   (11.6)%
                                                                 =====    =====    =====

      As of December 31, 2004 and 2003, the composition of the Company's net deferred income taxes (in thousands) is as follows:

                                                             2004        2003
                                                             ----        ----
Deferred income tax assets:
Allowances not currently deductible                         $   192     $ 1,358
Depreciation and amortization                                    32         114
Equity compensation not currently deductible                    375         348
Expenses not deductible until paid                              469          63
                                                            -------     -------
                                                              1,068       1,883
                                                            -------     -------
Deferred income tax liabilities:
Foreign source income, not taxable until repatriated         (1,872)     (1,872)
                                                            -------     -------

Net deferred (liability) asset                              $  (804)    $    11
                                                            =======     =======

Net deferred income tax asset-current                           645       1,421
Net deferred income tax liability-non-current                (1,449)     (1,410)
                                                            -------     -------

Net deferred income tax (liability) asset                   $  (804)    $    11
                                                            =======     =======

      United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, 2004 (in thousands) are as follows:

                                          2004            2003            2002
                                          ----            ----            ----

United States                           $ 6,731         $   565         $(2,806)
Foreign                                   4,363             243          (3,036)
                                        -------         -------         -------

Total                                   $11,094         $   808         $(5,842)
                                        =======         =======         =======

      Certain of the Company's foreign subsidiaries are subject to tax holidays for various periods ranging from 2005 to 2014, pursuant to which the income tax rate for these subsidiaries is substantially reduced. Unless renewed, as the tax holidays expire, the Company's overall effective tax rate will be negatively impacted. The tax benefit for tax holidays was approximately $900,000, $300,000 and $600,000 for each of the three years ended December 31, 2004, respectively.

      In August 2004, the Internal Revenue Service ("IRS") promulgated regulations, effective August 12, 2004, that treated certain of the Company's subsidiaries that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. Notwithstanding this view, the Company believes that its historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and intends to vigorously defend its treatment if challenged. As such, the Company has made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004. However, if challenges by the IRS were ultimately successful, the Company's potential U.S. federal income tax liability could approximate

$2.5 million, excluding interest and potential penalties. Furthermore, the Company cannot be assured that the IRS will not assert other positions with respect to the foregoing matters that, if successful, could increase materially the Company's liability for U.S. federal income taxes. In December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, will not be subject to U.S. federal income taxes commencing January 1, 2005.

4.    COMMITMENTS AND CONTINGENT LIABILITIES

      Line of Credit-The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, is secured by the Company's accounts receivable. The Company has not borrowed against its credit line in 2004.

      Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

      Lease agreements for production space in most overseas facilities, which expire through 2011, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space is approximately $1,100,000. For the years ended December 31, 2004, 2003 and 2002, rent expense for office and production space totaled approximately $1,725,000, $1,700,000 and $2,100,000, respectively.

      In addition, the Company leases certain equipment under short-term capital and operating lease agreements. For the years ended December 31, 2004, 2003 and 2002, rent expense for equipment totaled approximately $47,000, $36,000 and $46,000, respectively.

      At December 31, 2004, future minimum annual rental commitments on non-cancelable leases (excluding operating leases with terms less than one year) (in thousands) are as follows:

Leases                                                      Operating Leases     Capital
------                                                      ----------------     -------
2005                                                                    $460        $199
2006                                                                     502         138
2007                                                                     417          18
2008                                                                     367          --
2009                                                                     367          --
Thereafter                                                                90          --
                                                                      ------       -----

                                                                      $2,203         355
                                                                      ======

Less: Amounts representing interest (7% - 9% per annum)                               25
                                                                                   -----
Present value of minimum lease payments                                             $330
                                                                                   =====

      Litigation -In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against certain of the Company's Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. The Company has prevailed in substantially all stages of this litigation to date, although several appeals by complainants are still pending.

If the complainants' claims had merit, they could be entitled to back wages of up to $5.0 million for the period from June 7, 2002 to June 6, 2005, consistent with prevailing jurisprudence. Based upon consultation with legal counsel, management believes the claims are without merit and is defending against them vigorously.

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

      Foreign Currency-The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

      Employment Agreements-On January 1, 2004, the Company entered into a four year employment agreement with the co-founder of ISOGEN, an entity the Company acquired in 2001, to serve as Executive Vice President of the Company. Pursuant to the agreement, he will be compensated at a rate of $250,000 per annum for the first year, subject to annual review for discretionary annual increases thereafter, and will be eligible to receive an annual cash bonus, the amount of which will be based upon meeting certain goals. In addition, on November 10, 2003, he was granted an option to purchase 200,000 shares of the Company's common stock at $3.35 per share. In connection with his previous employment agreement, in 2002 the executive was granted an option to purchase 150,000 shares of the Company's common stock at $4.00 per share, and was issued 11,587 unregistered shares of the Company's common stock. Compensation expense of approximately $10,000 was recorded in the year ended December 31, 2002 as selling and administrative expenses pursuant to the stock issuance.

      In May 2001, the Company entered into an agreement with its then Chairman of the Board pursuant to which he will continue to serve as a part-time employee at a salary of $2,000 per month for five years. In addition, the Company paid him $400,000 in exchange for a six year non-compete agreement, which is included in other assets and is being amortized over the term of the agreement. On December 31, 2004, the unamortized balance was $155,000.

      Indemnifications-The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and /or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on a maximum potential future payments. As of December 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

      Liens-In connection with the procurement of tax incentives at one of the company's foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary's property and equipment. As of December 31, 2004, such equipment had a book value of $670,000.

5.    RETIREMENT PLANS

      The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. Substantially all of its U.S. employees are eligible to participate after completing three months of service.

Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants' contributions. The Company intends to match approximately $75,000 to the plan for the fiscal year ended December 31, 2004. For the fiscal years ended December 31, 2003 and 2002, the Company's matching contributions were approximately $48,000 and $50,000 respectively.

      Most of the Company's foreign subsidiaries maintain unfunded retirement plans consistent with local practices and requirements. Retirement-related expenses for foreign subsidiaries totaled approximately $205,000, $124,000 and $38,000 for the three years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, accrued retirement costs for foreign subsidiaries totaled approximately $470,000.

6.    CAPITAL STOCK

      The Company is authorized to issue 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each share of common stock has one vote. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

      Stockholder Rights Plan-On December 16, 2002, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which one right ("Right") was declared as a dividend for each share of the Company's common stock outstanding. The purpose of the plan is to deter a hostile takeover of the Company. Each Right entitles its holders to purchase, under certain conditions, one one-thousandth of a share of newly authorized Series C Participating Preferred Stock ("Preferred Stock"), with one one-thousandth of a share of Preferred Stock intended to be the economic and voting equivalent of one share of the Company's common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 15% (25% in the case of specified executive officers of the Company) or more of the Company's common stock or commences a tender or exchange offer, upon the consummation of which such person or group would beneficially own such percentage of the common stock. Upon such an event, the Rights enable dilution of the acquiring person's or group's interest by providing that other holders of the Company's common stock may purchase, at an exercise price of $4.00, the Company's common stock having a market value of $8.00 based on the then market price of the Company's common stock, or at the discretion of the Board of Directors, Preferred Stock, having double the value of such exercise price. The Company will be entitled to redeem the Rights at $.001 per right under certain circumstances set forth in the Rights Plan. The Rights themselves have no voting power and will expire on December 26, 2012, unless earlier exercised, redeemed or exchanged.

      Common Stock Reserved-As of December 31, 2004, the Company had reserved for issuance approximately 8,450,000 shares of common stock pursuant to the Company's stock option plans (including an aggregate of 1,015,164 options issued to the Company's Chairman which were not granted pursuant to stockholder approved stock option plans).

      Treasury Stock-During the year ended December 31, 2002, the Company repurchased 340,000 shares of its common stock at a cost of $360,000. In 2004, the Company retired 584,000 shares of its treasury stock.

      In August 2002, the Board of Directors authorized the repurchase of up to $1.5 million of the Company's common stock, of which approximately $1,140,000 remains available for repurchase under the program at December 31, 2004.

7.    STOCK OPTIONS

      The Company adopted, with stockholder approval, 1995, 1996, 1998, 2001, and 2002 Stock Option Plans (the "1995 Plan," "1996 Plan," "1998 Plan," "2001 Plan," and "2002 Plan") which provide for the granting of options to purchase not more than an aggregate of 2,400,000, 1,999,992, 3,600,000, 900,000, and
950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs ("Non-Qualified Options").

      The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1995 Plan after May 16, 2005; under the 1996 Plan after July 8, 2006; under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan after June 30, 2012.

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

      The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected lives ranging between four to four and one-half years for options granted in 2004, six years for options granted in 2003 and four years for options granted in 2002; risk free interest rate of 3.19% in 2004, 4.2% in 2003 and 3.5% in 2002; expected volatility of 114% in 2004, 140% in 2003 and 119% in 2002; and a zero dividend rate in each of the three years ended December 31, 2004.

      The following table presents information related to stock options for 2004, 2003 and 2002.

                                            Weighted                  Weighted
                                            Average                    Average
                             Number         Exercise     Number       Exercise
                          Outstanding         Price    Exercisable     Price
                          -----------         -----    -----------     -----

Balance 1/1/02              7,851,292       $   1.84     4,795,880    $   0.88
                                            ========   ===========    ========

    Cancelled                (489,482)      $   1.29
    Granted                   220,750       $   3.64
    Exercised                (317,676)      $   0.35
                            ---------       --------

Balance 12/31/02            7,264,884       $   1.99     5,402,457    $   1.53
                                            ========   ===========    ========

    Cancelled                (127,176)      $   2.42
    Granted                 1,002,000       $   3.40
    Exercised                (550,328)      $   1.14
                            ---------       --------

Balance 12/31/03            7,589,380       $   2.34     5,780,204    $   1.83
                                            ========   ===========    ========

    Cancelled                 (49,174)      $   1.55
    Granted                   214,000       $   3.74
    Exercised                (728,274)      $   1.48
                            ---------       --------
Balance 12/31/04            7,025,932       $   2.36     5,985,748    $   2.14
                            =========       ========   ===========    ========

                                                        Weighted
                          Per Share                      Average       Weighted                      Weighted
                           Range of                     Remaining      Average                        Average
                           Exercise        Number      Contractual     Exercise         Number       Exercise
                            Prices      Outstanding       Life          Price        Exercisable       Price
                            ------      -----------       ----          -----        -----------       -----
Balance 12/31/04         $0.25 - 0.47       445,668          7        $    0.41          445,668    $   0.41
                         $0.50 - 0.75     1,625,061          7        $    0.57        1,625,061    $   0.57
                         $1.29 - 1.56     1,401,342          1        $    1.48        1,401,342    $   1.48
                         $2.00 - 2.50     1,021,911          2        $    2.24        1,021,911    $   2.24
                         $3.00 - 4.60     1,393,750          8        $    3.53          422,050    $   3.58
                         $5.43 - 5.89     1,130,200          1        $    5.45        1,062,300    $   5.45
                         $6.00 - 6.57         8,000          1        $    6.24            7,416    $   6.24
                                          ---------                   ---------        ---------    --------
                                          7,025,932                   $    2.36        5,985,748    $   2.14
                                          =========                   =========        =========    ========

      Options granted prior to 2003 vest over a four year period and have a five year life. In 2004, substantially all options granted vest over a four year period and have a ten year life. The weighted average fair value of the underlying common stock as of the date of grant for options granted in 2004, 2003 and 2002 is $3.74, $3.21 and $3.62, respectively.

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

8.    SEGMENT REPORTING AND CONCENTRATIONS

      The Company's operations are classified into two reporting segments: (1) outsourced content services and (2) IT professional services. The outsourced content services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company's outsourced content services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

      Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments. The income (loss) before income taxes, by operating segment has been reclassified for comparative purposes.

                                                 2004        2003        2002
                                                 ----        ----        ----
                                                       (in thousands)

Revenues:
  Outsourced content services                  $ 43,701    $ 29,977    $ 33,089
  IT Professional services                       10,248       6,737       3,296
                                               --------    --------    --------
  Total consolidated                           $ 53,949    $ 36,714    $ 36,385
                                               ========    ========    ========

Depreciation and amortization:
  Outsourced client services                   $  3,547    $  4,157    $  4,892
  IT Professional services                           92          79          78
  Selling and corporate administration              285         292         258
                                               --------    --------    --------
  Total consolidated                           $  3,924    $  4,528    $  5,228
                                               ========    ========    ========

Income (loss) before income taxes:
  Outsourced content services                  $ 16,116    $  6,576    $  5,037
  IT Professional services                        4,671       2,778        (655)
  Selling and corporate administration           (9,693)     (8,546)    (10,224)
                                               --------    --------    --------
  Total consolidated                           $ 11,094    $    808    $ (5,842)
                                               ========    ========    ========

                                                               December 31,
                                                               ------------
                                                             2004        2003
                                                             ----        ----
                                                             (in thousands)
Total assets
  Outsourced content services                              $15,937       $12,330
  IT Professional services                                   2,033         3,533
  Corporate (includes corporate cash)                       19,241         9,283
                                                           -------       -------
Total consolidated                                         $37,211       $25,146
                                                           =======       =======

      Long-lived assets:

      Long-lived assets as of December 31, 2004 and 2003, respectively by geographic region are comprised of:

                                                         2004              2003
                                                         ----              ----
                                                             (in thousands)
United States                                           $1,756            $1,739
                                                        ------            ------

Foreign countries:
Philippines                                              2,626             3,430
India                                                      827             1,134
Sri Lanka                                                  180               202
                                                        ------            ------
Total foreign                                            3,633             4,766
                                                        ------            ------
                                                        $5,389            $6,505
                                                        ======            ======

      One client accounted for 23%, 33% and 17% of the Company's revenues for the years ended December 31, 2004, 2003 and 2002, respectively. One other client accounted for 31% and 30% of the Company's revenues for the year ended December 31, 2004 and 2002, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2004, 2003 and 2002, revenues to non-US clients accounted for 30%, 47%, and 23%, respectively, of the Company's revenues.

      Revenues for the three years ended December 31, 2004, 2003 and 2002 by geographic region are as follows:

                                              2004          2003          2002
                                              ----          ----          ----
                                                       (in thousands)

United States                                $37,842       $19,582       $28,142
The Netherlands                               12,648        12,147         5,767
Other - principally Europe                     3,459         4,985         2,476
                                             -------       -------       -------
                                             $53,949       $36,714       $36,385
                                             =======       =======       =======

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2004, approximately 27% of the Company's accounts receivable was from foreign (principally European) clients and 69% of accounts receivable was due from two clients.

9.    INCOME (LOSS) PER SHARE

                                                   2004         2003         2002
                                                   ----         ----         ----
                                              (in thousands, except per share amounts)
Net income (loss)                                $  7,857     $    475     $ (5,165)
                                                 ========     ========     ========

Weighted average common shares outstanding         22,288       21,570       21,489
Dilutive effect of outstanding options              2,529        1,396           --
                                                 --------     --------     --------
Adjusted for dilutive computation                  24,817       22,966       21,489
                                                 ========     ========     ========

Basic income (loss) per share                    $    .35     $    .02     $   (.24)
                                                 ========     ========     ========

Diluted income (loss) per share                  $    .32     $    .02     $   (.24)
                                                 ========     ========     ========

      Basic income (loss) per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income (loss) per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase 1,337,000 shares of common stock at December 31, 2003 were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. Such shares excluded at December 31, 2004 were insignificant. In addition, diluted net loss per share in 2002 does not include potential common shares derived from stock options because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation were 1,542,000 for the year ended December 31, 2002.

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

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        First      Second       Third     Fourth
                                      Quarter     Quarter     Quarter    Quarter
                                      -------     -------     -------    -------
                                       (in thousands, except per share amounts)
2004
Revenues                             $ 12,157    $ 12,354    $ 15,927   $ 13,511
Net income                              2,080       1,577       3,103      1,097
Net income per share                 $    .09    $    .07    $    .14   $    .05
Diluted net income per share         $    .08    $    .06    $    .13   $    .04
2003
Revenues                             $  6,653    $  8,056    $ 11,184   $ 10,821
Net income (loss)                      (1,113)       (636)      1,490        734
Net income (loss) per share          $   (.05)   $   (.03)   $    .07   $    .03
Diluted net income (loss) per share  $   (.05)   $   (.03)   $    .06   $    .03

12.   OTHER

      For the year ended December 31, 2001, the Company provided an allowance for doubtful accounts of approximately $2.6 million representing the remaining balance due at December 31, 2001 from a client that accounted for 30% of its 2001 revenues because the client has reported an inability to raise further operating funds required to make payment. In January 2004, the Company reached a settlement with this client to pay $1,000,000 cash as full satisfaction of the outstanding balance due to the Company. The $1,000,000 receipt, net of $37,000 in recovery costs is reflected as bad debt recovery income for the year ended December 31, 2004.

      The Company announced its intent to raise funds and filed a registration statement on Form S-3 to register 4,250,000 shares of its common stock, plus 3,250,000 shares of common stock currently held by certain directors and officers of the Company. On March 23, 2005, the Company terminated the offering and, as such, in the fourth quarter 2004, expensed approximately $625,000 of offering costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9A. Controls and Procedures.

      An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

                                    PART III

Item 10.  Directors,  Officers,  Promoters and Control Persons;  Compliance with
          Section 16(a) of the Exchange Act.

      The information called for by Item 10 is incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2004 fiscal year.

      The information concerning the Company's Executive Officers required by this Item is incorporated by reference to the Company's proxy statement under the heading "Executive Officers". The information concerning the Company's Directors required by this Item is incorporated by reference to the Company's proxy statement under the heading "Election of Directors". Information concerning compliance by the Company's officers, Directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Compliance with Section 16(a) of the Exchange Act." Information regarding the presence of an audit committee financial expert required by this
Item is incorporated by reference to the Company's Proxy Statement under the heading "Committees of the Board of Directors."

      The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. The text of the Company's code of ethics is posted on its website at www.innodata-isogen.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable NASDAQ and SEC requirements.

Item 11. Executive Compensation.

Executive Compensation

      The information called for by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2004 fiscal year. Information appearing under the captions "Compensation Committee Report on Executive Compensation"; "Report of the Audit Committee" and "Stock Performance Graph" to be included in the Company's 2005 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information called for by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2004 fiscal year.

Item 13. Certain Relationships and Related Transactions.

      The information called for by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2004 fiscal year.


                                      III-1

Item 14. Principal Accountant Fees and Services.

      The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2004 fiscal year.


                                     III-2

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1. Financial Statements. See Item 8. Index to Financial Statements.
      2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
      3. Exhibits

      Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit     Description                                   Filed as Exhibit
-------     -----------                                   ----------------
3.1 (a)     Restated Certificate of Incorporation filed   Filed as Exhibit 3.1(a) to our Form 10-K for the year ended
            on April 29, 1993                             December 31, 2003

3.1 (b)     Certificate of Amendment of Certificate of    Filed as Exhibit 3.1(b) to our Form 10-K for the year ended
            Incorporation of Innodata Corporation filed   December 31, 2003
            on March 1, 2001

3.1 (c)     Certificate of Amendment of Certificate of    Filed as Exhibit 3.1(c) to our Form 10-K for the year ended
            Incorporation of Innodata Corporation         December 31, 2003
            Filed on November 14, 2003

3.2         Form of Amended and Restated By-Laws          Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3         Form of Certificate of Designation of         Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated
            Series C Participating Preferred Stock        December 16, 2002

4.2         Specimen of Common Stock certificate          Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3         Form of Rights Agreement, dated as of         Exhibit 4.1 to Form 8-K dated December 16, 2002
            December 16, 2002 between Innodata
            Corporation and American Stock Transfer
            & Trust Co., as Rights Agent

10.1        1994 Stock Option Plan                        Exhibit A to Definitive Proxy dated August 9, 1994

10.2        1993 Stock Option Plan                        Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3        Form of Indemnification Agreement             Filed as Exhibit 10.3 to Form 10-K dated December 31, 2002
            Between us and our directors and one of our
            officers

10.4        1994 Disinterested Directors Stock Option     Exhibit B to Definitive Proxy dated August 9, 1994
            Plan

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

10.6        1996 Stock Option Plan                        Exhibit A to Definitive Proxy dated November 7, 1996

10.7        1998 Stock Option Plan                        Exhibit A to Definitive Proxy dated November 5, 1998

10.8        2001 Stock Option Plan                        Exhibit A to Definitive Proxy dated June 29, 2001

10.9        2002 Stock Option Plan                        Exhibit A to Definitive Proxy dated September 3, 2002

10.10       Employment Agreement dated as of              Filed as Exhibit 10.10 to our Form 10-K for the year ended
            January 1, 2004 with George Kondrach          December 31, 2003

10.11       Letter Agreement dated as of August 9, 2004,  Filed as Exhibit 10.2 to Form S-3 Registration statement
            by and between us and The Bank of New York    No. 333-121844

21          Significant subsidiaries of the registrant    Filed herewith

Exhibit     Description                                   Filed as Exhibit
-------     -----------                                   ----------------

23          Consent of Grant Thornton LLP                 Filed herewith

31.1        Certificate of Chief Executive Officer and    Filed herewith
            Principal Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act
            of 2002.

32.1        Certification Pursuant to 18 U.S.C. Section   Filed herewith
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification Pursuant to 18 U.S.C. Section   Filed herewith
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Schedule II Valuation and Qualifying Accounts Filed herewith

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INNODATA ISOGEN, INC.


                                  By Jack Abuhoff
                                     -------------------------------------------
                                     Jack Abuhoff
                                     Chairman of the Board of Directors,
                                     Chief Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                                           Date
---------                                    -----                                           ----
    Jack Abuhoff                             Chairman of the Board of Directors,             March 25, 2005
----------------------------------------     Chief Executive Officer and President
Jack Abuhoff

    Todd Solomon                             Vice Chairman of the Board of                   March 25, 2005
----------------------------------------     Directors and Consultant
Todd Solomon

    Stephen Agress                           Vice President - Finance                        March 25, 2005
----------------------------------------     Chief Accounting Officer (Principal
Stephen Agress                               Accounting and Financial Officer)


    Haig S. Bagerdjian                       Director                                        March 25, 2005
----------------------------------------
Haig S. Bagerdjian

    Louise C. Forlenza                       Director                                        March 25, 2005
----------------------------------------
Louise C. Forlenza

    Charles F. Goldfarb                      Director                                        March 25, 2005
----------------------------------------
Dr. Charles F. Goldfarb

    John R. Marozsan                         Director                                        March 25, 2005
----------------------------------------
John R. Marozsan