Form 10-Q
period 2005-03-31
INNODATA ISOGEN INC
filed 2005-05-16
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    22,696,238 shares of common stock, $.01 par value, as of April 30, 2005.

PART I.     FINANCIAL INFORMATION                                       Page No.
-------     ---------------------                                       --------

            Condensed Consolidated Balance Sheets                       2
            Condensed Consolidated Statements of Operations             3
            Condensed Consolidated Statements of Cash Flows             4
            Notes to Consolidated Financial Statements                  5
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11
            Quantitative and Qualitative Disclosures about
              Market Risk                                               20
            Controls and Procedures                                     20

PART ll.    OTHER INFORMATION                                           21

                       INNODATA ISOGEN, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                                                     March 31,      December 31,
                                                                        2005             2004
                                                                        ----             ----
                                                                     Unaudited      Derived from
                                                                                       audited
                                                                                      financial
                                                                                      statements
 ASSETS

CURRENT ASSETS:
 Cash and equivalents                                                 $23,422          $20,663
 Accounts receivable-net                                                6,058            8,019
 Prepaid expenses and other current assets                                882            1,757
 Deferred income taxes                                                    607              645
                                                                      -------          -------

      Total current assets                                             30,969           31,084

PROPERTY AND EQUIPMENT - NET                                            4,275            4,559

OTHER ASSETS                                                              969              893

GOODWILL                                                                  675              675
                                                                      -------          -------

TOTAL                                                                 $36,888          $37,211
                                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                $ 3,210          $ 3,412
 Accrued salaries, wages and related benefits                           3,884            3,979
 Income and other taxes                                                   984            1,304
 Current portion of capital lease obligations                             180              180
                                                                      -------          -------

      Total current liabilities                                         8,258            8,875
                                                                      -------          -------

DEFERRED INCOME TAXES                                                   1,432            1,449
                                                                      -------          -------

OBLIGATIONS UNDER CAPITAL LEASE                                           108              150
                                                                      -------          -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock; 5,000,000 shares authorized, none
   outstanding
 Common stock, $.01 par value; 75,000,000 shares
   authorized; 22,693,000 and 22,679,000 shares issued and
   outstanding at March 31, 2005 and December 31, 2004,
   respectively                                                           227              227
 Additional paid-in capital                                            14,968           14,914
 Retained earnings                                                     11,895           11,596
                                                                      -------          -------

      Total stockholders' equity                                       27,090           26,737
                                                                      -------          -------

TOTAL                                                                 $36,888          $37,211
                                                                      =======          =======

         See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (In thousands,
                            except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         2005             2004
                                                                         ----             ----

REVENUES                                                              $11,190          $12,157
                                                                      -------          -------

OPERATING COSTS AND EXPENSES:
  Direct operating expenses                                             8,203            7,775
  Selling and administrative expenses                                   2,684            2,254
  Bad debt recovery - net                                                  --             (963)
  Interest (income) expense - net                                         (81)               1
                                                                      -------          -------

     Total                                                             10,806            9,067
                                                                      -------          -------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  384            3,090

PROVISION FOR INCOME TAXES                                                 85            1,010
                                                                      -------          -------
NET  INCOME                                                           $   299          $ 2,080
                                                                      =======          =======

BASIC INCOME PER SHARE                                                $   .01          $   .09
                                                                      =======          =======
WEIGHTED AVERAGE SHARES OUTSTANDING                                    22,691           21,952
                                                                      =======          =======

DILUTED INCOME PER SHARE                                              $   .01          $   .08
                                                                      =======          =======
ADJUSTED DILUTIVE SHARES OUTSTANDING                                   25,110           24,527
                                                                      =======          =======

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         2005             2004
                                                                         ----             ----
OPERATING ACTIVITIES:
  Net income                                                          $   299          $ 2,080
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          824            1,046
   Non-cash compensation                                                    6               13
   Deferred income taxes                                                   21              945
   Changes in operating assets and liabilities:
     Accounts receivable                                                1,961              552
     Refundable income taxes                                               --            1,075
     Prepaid expenses and other current assets                            684             (314)
     Other assets                                                         (93)             (56)
     Accounts payable and accrued expenses                               (202)              47
     Accrued salaries and wages                                           (95)             473
     Income and other taxes                                              (309)              23
                                                                      -------          -------
      Net cash provided by operating activities                         3,096            5,884
                                                                      -------          -------

INVESTING ACTIVITIES:
  Capital expenditures                                                   (332)            (604)
                                                                      -------          -------

FINANCING ACTIVITIES:
  Payment of obligations under capital lease                              (42)             (37)
  Proceeds from exercise of stock options                                  37               22
                                                                      -------          -------

      Net cash used in financing activities                                (5)             (15)
                                                                      -------          -------

INCREASE IN CASH                                                        2,759            5,265

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              20,663            5,051
                                                                      -------          -------

CASH AND EQUIVALENTS, END OF PERIOD                                   $23,422          $10,316
                                                                      =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                           $     6          $     4
                                                                      =======          =======
   Income taxes                                                       $   464          $    15
                                                                      =======          =======

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

1. Innodata Isogen, Inc. and subsidiaries (the "Company"), is a leading provider of content supply chain services and solutions. The Company manufactures content by providing digitization, imaging, data conversion, XML and markup, metadata creation, advanced classification, editorial, knowledge and related services. It also designs, implements, integrates and deploys systems used to manage content. The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, the results of operations and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the three months ended March 31, 2005 and 2004 (in thousands) is as follows.

                                                                     Additonal
                                             Common Stock             Paid-in          Retained             Treasury
                                        Shares          Amount        Capital          Earnings               Stock            Total
                                        ------          ------        -------          --------               -----            -----
January 1, 2005                         22,679          $227          $14,914          $11,596                  --           $26,737

  Net income                                --            --               --              299                  --               299

  Issuance of common stock
     upon exercise of stock options         14            --               37               --                  --                37

  Tax benefit from exercise
     of options                             --            --               11               --                  --                11

  Non-cash compensation                     --            --                6               --                  --                 6
                                        ------          ----          -------          -------          ----------           -------



March 31, 2005                          22,693          $227          $14,968          $11,895                  --           $27,090
                                        ======          ====          =======          =======          ==========           =======


January 1, 2004                         22,535          $226          $15,413          $ 3,739          $   (1,974)          $17,404

  Net income                                --            --               --            2,080                  --             2,080

  Issuance of common stock
     upon exercise of stock options         19            --               22               --                  --                22

  Tax benefit from exercise
     of options                             --            --               14               --                  --                14

  Non-cash compensation                     --            --               13               --                  --                13
                                        ------          ----          -------          -------          ----------           -------

March 31, 2004                          22,554          $226          $15,462          $ 5,819          $   (1,974)          $19,533
                                        ======          ====          =======          =======          ==========           =======



      Basic income per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase
      1.1 million shares of common stock in 2005 and 1.3 million shares of common stock in 2004 were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

      The basis of the earnings per share computation for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts) is as follows:

                                                           2005             2004
                                                           ----             ----

      Net income                                        $   299          $ 2,080
                                                        -------          -------

      Weighted average common shares outstanding         22,691           21,952
      Dilutive effect of outstanding options              2,419            2,575
                                                        -------          -------

      Adjusted for dilutive computation                  25,110           24,527
                                                        =======          =======

      Basic  income per share                           $   .01          $   .09
                                                        =======          =======

      Diluted  income per share                         $   .01          $   .08
                                                        =======          =======

3. The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options for the three months ended March 31, 2005 and 2004.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                 Three months ended March 31,
                                                 ----------------------------
                                                       2005         2004
                                                       ----         ----
                                                    (in thousands, except
                                                      per share amounts)

      Net income as reported                       $    299    $   2,080

        Deduct: Total stock-based employee
        compensation determined under fair value
        based method, net of related tax effects       (266)        (515)
                                                   --------    ---------

      Pro forma net income                         $     33    $   1,565
                                                   --------    ---------

      Income per share:

        Basic - as reported                        $    .01    $     .09
                                                   ========    =========

        Basic - pro forma                          $    .00    $     .07
                                                   ========    =========

        Diluted - as reported                      $    .01    $     .08
                                                   ========    =========

        Diluted - pro forma                        $    .00    $     .06
                                                   ========    =========

4. The Company's operations are classified into two reporting segments: (1) outsourced content services and (2) IT professional services. The outsourced content services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company's outsourced content services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

                                                            Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                      2005                 2004
                                                      ----                 ----
                                                           (in thousands)
      Revenues:
         Outsourced content services                  $10,007           $ 8,821
         IT professional services                       1,183             3,336
                                                      -------           -------

         Total consolidated                           $11,190           $12,157
                                                      =======           =======


      Depreciation and amortization:
         Outsourced client services                   $   726           $   959
         IT professional services                          27                20
         Selling and corporate administration              71                67
                                                      -------           -------
         Total consolidated                           $   824           $ 1,046
                                                      =======           =======


       Income before income taxes:
         Outsourced client services                   $ 2,826           $ 3,334
         IT professional services                         (93)            1,762
         Selling and corporate administration          (2,349)           (2,006)
                                                      -------           -------
         Total consolidated                           $   384           $ 3,090
                                                      =======           =======


                                                    March 31,      December 31,
                                                      2005             2004
                                                      ----             ----
                                                           (in thousands)
      Total assets:
         Outsourced content services                  $11,346           $15,937
         IT professional services                       1,263             2,033
         Corporate (includes corporate cash)           24,279            19,241
                                                      -------           -------
         Total consolidated                           $36,888           $37,211
                                                      =======           =======

      One client accounted for 29% and 23% of the Company's revenues for the three months ended March 31, 2005 and 2004, respectively. A second client accounted for 19% and 24% of the Company's revenues for the three months ended March 31, 2005 and 2004, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the three months ended March 31, 2005 and 2004, revenues to non-US clients accounted for 28% and 36%, respectively, of the Company's revenues.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2005, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 47% of accounts receivable was due from two clients.

5. The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% LIBOR plus 3%. The line, which expires in May 2005, and is expected to be renewed under similar terms, is secured by the company's accounts receivable. The Company has not borrowed against its credit line in 2005.

6. In the three months ended March 31, 2005, the provision for income taxes as a percentage of income before income taxes was 22%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the three months ended March 31, 2004, the provision for income taxes as a percentage of income before income taxes was 33%, which is lower than the US Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company nor subject to tax in the US unless repatriated. In addition, the provision for income taxes for the three months ended March 31, 2004 included a provision for state and local income taxes of approximately $150,000.

7. In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the three months ended March 31, 2004.

8. In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against one of the Company's Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. The Company has prevailed in substantially all stages of this litigation to date, although several appeals by complainants are still pending. If the complainants' claims had merit, they could be entitled to back wages of up to $5.0 million for the period from June 7, 2002 to June 6, 2005, consistent with prevailing jurisprudence. Based upon consultation with legal counsel, management believes the claims are without merit and is defending against them vigorously.

      In August 2004, the Internal Revenue Service ("IRS") promulgated regulations, effective August 12, 2004, that treated certain of the Company's subsidiaries that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. Notwithstanding this view, the Company believes that its historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and intends to vigorously defend its treatment if challenged. As such, the Company has made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004. However, if challenges by the IRS were ultimately successful, the Company's potential U.S. federal income tax liability could approximate $2.5 million, excluding interest and potential penalties. Furthermore, the Company cannot assure that the IRS will not assert other positions with respect to the foregoing matters that, if successful, could increase materially the Company's liability for U.S. federal income taxes. In December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, will not be subject to U.S. federal income taxes commencing January 1, 2005.

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

10. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of March 31, 2005, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "estimate," "believe," "expect," and "anticipate" and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

The Company

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

      Outsourced content services for business processes that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Outsourced content services for a specific project generate revenues that we regard as non-recurring. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues.

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

      We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients' requirements; the completion or termination of a project or engagement; or the selection of another service provider.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

      Revenues were $11.2 million for the quarter ended March 31, 2005 compared to $12.2 million for the similar period in 2004. Our quarterly revenues for the three months ended March 31, 2005 decreased 17% from fourth quarter 2004 revenues of approximately $13.5 million. The decline in revenues in the first quarter primarily reflects the unexpected termination of a major outsourced content services project, and the scheduled completion of a large outsourced content services project for a second client. We expect that revenues will continue to decline to continue in the second quarter, principally because we expect that revenues from existing projects and new projects will continue to be insufficient to offset the decline in revenues resulting from projects that were concluded, terminated or delayed.

      One client accounted for 29% and 23% of our total revenues for the quarters ended March 31, 2005 and 2004, respectively. A second client accounted for 19% and 24% of our revenues for the quarters ended March 31, 2005 and 2004 respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the quarters ended March 31, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 28% and 36% of our total revenues, respectively.

      Revenues from outsourced content services increased 13% to $10.0 million for the quarter ended March 31, 2005 from $8.8 million for the similar period in 2004. The increase was primarily due to increased revenues from several projects.

      Revenues from IT professional services decreased 65% to $1.2 million for the quarter ended March 31, 2005 from $3.3 million for the similar period in 2004. The decrease was primarily due to decreased revenues from two clients whose projects were completed in 2004.

      For the quarter ended March 31, 2005, approximately 59% of our revenue was recurring and the 41% balance was non-recurring, compared with 52% and 48%, respectively, for the quarter ended March 31, 2004.

Direct Operating Costs

      Direct operating costs were $8.2 million and $7.8 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of 6%. Direct operating costs as a percentage of revenues for the quarters ended March 31, 2005 and 2004, were 73% and 64% respectively.

      Direct operating costs for outsourced content services were $6.9 million and $6.2 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of 11%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 68% and 71% for the quarters ended March 31, 2005 and 2004, respectively. The dollar increase for the content services segment in the 2005 period principally reflects increased labor costs related to increased revenues. The decrease in direct operating costs of outsourced content services as a percentage of revenues from outsourced content services for the 2005 period was principally due to a 13% increase in revenues as compared to a 3% decrease in fixed non-labor costs.

      Direct operating costs for IT professional services were $1.3 million and $1.6 million for the quarters ended March 31, 2005 and 2004, respectively, a decrease of 18%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 108% and 46% for the quarters ended March 31, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was principally due to a reduction in both labor and non-labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2005 period was primarily attributable to decreased revenues without a corresponding decrease in labor costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $2.7 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively, an increase of 19%. Selling and administrative expenses as a percentage of revenues were 24% and 19% for the quarters ended March 31, 2005 and 2004, respectively, primarily as a result of increased payroll costs attributable to the hiring of additional business development, management and sales support personnel.

Other

      In January 2004, we reached a settlement agreement and received $1.0 million in cash from a former client in full satisfaction of a $2.6 million outstanding balance that we had fully written off as a bad debt in 2001. The $1.0 million receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery for the three months ended March 31, 2004.

      For the three months ended March 31, 2005, the provision for income taxes as a percentage of income before income taxes was 22%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the three months ended March 31, 2004, the provision for income taxes as a percentage of income before income taxes was 33%, which is lower than the US Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company nor subject to tax in the US unless repatriated. In addition, the provision for income taxes for the three months ended March 31, 2004 included a provision for state and local income taxes of approximately $150,000.

      The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of March 31, 2005, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources, expressed in thousands are as follows:


                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------

Cash and Cash Equivalents                         $23,422          $20,663
Working Capital                                    22,711           22,209

Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $3.1 million for the quarter ended March 31, 2005 compared to $5.9 million provided by operating activities for the quarter ended March 31, 2004, a decrease of approximately $2.8 million. The net cash provided by operating activities for the 2005 period is principally due to net income approximating $300,000, accounts receivable approximating $2.0 million, non-cash charges approximating $900,000, and changes in operating assets and liabilities of $100,000.

      Accounts receivable totaled $6.1 million at March 31, 2005, representing approximately 51 days of sales outstanding compared to $8.0 million, or 57 days, at December 31, 2004. The decrease in days outstanding resulted from increased accounts receivable collections during 2005.

      A significant amount of our revenues is derived from clients in the publishing industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2005, approximately 22% of our accounts receivable was from foreign (principally European) clients, and 47% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

      For the quarter ended March 31, 2005, we spent approximately $300,000 for capital expenditures, compared to approximately $600,000 for the quarter ended March 31, 2004. Capital spending in 2005 and 2004 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and for improvements in infrastructure. We expect that the capital expenditures for these purposes will approximate $3.0 million in the next 12 months, excluding any potential capital expenditures related to future facilities expansion.

Availability of Funds

      We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2005, and is expected to be renewed under similar terms, is secured by our accounts receivable. There are no amounts outstanding under this facility.

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

      Our quarterly operating results are also subject to seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. In addition, demand for our services may be lower in the fourth quarter due to reduced activity during the holiday season and fewer working days for our Philippines based staff during this period.

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

      We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and in a manner similar to SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the quarters ended March 31, 2005 and 2004, respectively. We receive revenue billed on a time and materials basis as we perform the services.

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

Goodwill and Other Intangible Assets

      SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test annually, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Accounting for Stock-Based Compensation

      We account for our stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, in 2005, we have not recognized compensation expense in connection with the issuance of stock options.

Significant New Accounting Pronouncements Not Yet Adopted

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating SFAS No. 123 (R), including the method of adoption, and expect its adoption will result in increased compensation expense in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank's alternate base rate (5.75% at March 31, 2005) plus 1/2% or LIBOR (2.875% at March 31, 2005) plus 3%. We have not borrowed under this line in 2005. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

      We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4.  Controls and Procedures

      An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


INNODATA ISOGEN, INC.


            Date: May 13, 2005               Jack Abuhoff
                                             -----------------------------------
                                             Jack Abuhoff
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and President


            Date: May 13, 2005               Stephen Agress
                                             -----------------------------------
                                             Stephen Agress
                                               Vice President - Finance
                                               Chief Accounting Officer