Form 10-Q
period 2005-06-30
INNODATA ISOGEN INC
filed 2005-08-12
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     23,163,638 shares of common stock, $.01 par value, as of July 31, 2005.

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets                                 2
         Condensed Consolidated Statements of Operations for the Three
            Months Ended June 30, 2005 and 2004                                3
         Condensed Consolidated Statements of Operations for the Six
            Months Ended June 30, 2005 and 2004                                4
         Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2005 and 2004                                5
         Notes to Consolidated Financial Statements for the Six
            Months Ended June 30, 2005 and 2004                                6
         Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             15
         Quantitative and Qualitative Disclosures about Market Risk           26
         Controls and Procedures                                              27

PART II. OTHER INFORMATION                                                    28

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                June 30,        December 31,
                                                                                  2005              2004
                                                                               ----------        ----------
                                                                               Unaudited        Derived from
                                                                                                   audited
                                                                                                  financial
                                                                                                 statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                         $   22,945        $   20,663
  Accounts receivable-net                                                           5,979             8,019
  Prepaid expenses and other current assets                                         2,009             1,757
  Deferred income taxes                                                               385               645
                                                                               ----------        ----------

      Total current assets                                                         31,318            31,084

PROPERTY AND EQUIPMENT - NET                                                        4,511             4,559

OTHER ASSETS                                                                        1,609               893

GOODWILL                                                                              675               675
                                                                               ----------        ----------

TOTAL                                                                          $   38,113        $   37,211
                                                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $    3,248        $    3,412
  Accrued salaries, wages and related benefits                                      3,363             3,979
  Income and other taxes                                                              810             1,304
  Current portion of long-term obligations                                            980               180
                                                                               ----------        ----------

      Total current liabilities                                                     8,401             8,875
                                                                               ----------        ----------

DEFERRED INCOME TAXES                                                               1,432             1,449
                                                                               ----------        ----------

LONG-TERM OBLIGATIONS                                                                 848               150
                                                                               ----------        ----------

STOCKHOLDERS' EQUITY:
  Serial preferred stock; 5,000,000 shares authorized, none outstanding
  Common stock, $.01 par value; 75,000,000 shares authorized;
    23,157,000 and 22,679,000 shares issued and outstanding at
    June 30, 2005 and December 31, 2004, respectively                                 232               227
  Additional paid-in capital                                                       15,822            14,914
  Retained earnings                                                                11,378            11,596
                                                                               ----------        ----------

      Total stockholders' equity                                                   27,432            26,737
                                                                               ----------        ----------

TOTAL                                                                          $   38,113        $   37,211
                                                                               ==========        ==========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         2005             2004
                                                       --------         --------

REVENUES                                               $ 10,110         $ 12,354
                                                       --------         --------

OPERATING COSTS AND EXPENSES:
  Direct operating expenses                               7,497            7,859
  Selling and administrative expenses                     3,406            2,413
  Interest (income) - net                                  (114)              --
                                                       --------         --------

       Total                                             10,789           10,272
                                                       --------         --------
(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES                               (679)           2,082

(BENEFIT FROM) PROVISION FOR INCOME TAXES                  (162)             505
                                                       --------         --------
NET (LOSS) INCOME                                      $   (517)        $  1,577
                                                       ========         ========

BASIC (LOSS) INCOME PER SHARE                          $   (.02)        $    .07
                                                       ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING                      22,903           22,145
                                                       ========         ========

DILUTED (LOSS) INCOME PER SHARE                        $   (.02)        $    .06
                                                       ========         ========
DILUTIVE SHARES OUTSTANDING                              22,903           24,433
                                                       ========         ========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                        2005             2004
                                                      --------         --------

REVENUES                                              $ 21,300         $ 24,511
                                                      --------         --------

OPERATING COSTS AND EXPENSES:
  Direct operating expenses                             15,700           15,634
  Selling and administrative expenses                    6,090            4,667
  Bad debt recovery - net                                   --             (963)
  Interest (income) expense - net                         (195)               1
                                                      --------         --------

       Total                                            21,595           19,339
                                                      --------         --------
(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES                              (295)           5,172

(BENEFIT FROM) PROVISION FOR INCOME TAXES                  (77)           1,515
                                                      --------         --------
NET (LOSS) INCOME                                     $   (218)        $  3,657
                                                      ========         ========

BASIC (LOSS) INCOME PER SHARE                         $   (.01)        $    .17
                                                      ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING                     22,798           22,049
                                                      ========         ========

DILUTED (LOSS) INCOME PER SHARE                       $   (.01)        $    .15
                                                      ========         ========
DILUTIVE SHARES OUTSTANDING                             22,798           24,480
                                                      ========         ========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             2005               2004
                                                          ----------         ----------
OPERATING ACTIVITIES:
  Net (loss) income                                       $     (218)        $    3,657
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              1,583              2,068
    Non-cash compensation                                         12                 39
    Deferred income taxes                                        243              1,134
    Changes in operating assets and liabilities:
      Accounts receivable                                      2,040                823
      Refundable income taxes                                     --              1,075
      Prepaid expenses and other current assets                  (50)              (692)
      Other assets                                              (141)              (101)
      Accounts payable and accrued expenses                     (164)               226
      Accrued salaries and wages                                (616)               528
      Income and other taxes                                    (356)               219
                                                          ----------         ----------
        Net cash provided by operating activities              2,333              8,976
                                                          ----------         ----------

INVESTING ACTIVITIES:
   Capital expenditures                                         (729)              (924)
                                                          ----------         ----------

FINANCING ACTIVITIES:
  Payment of capital lease obligations                           (85)               (73)
  Proceeds from exercise of stock options                        763                306
                                                          ----------         ----------

        Net cash provided by financing activities                678                233
                                                          ----------         ----------

INCREASE IN CASH                                               2,282              8,285

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     20,663              5,051
                                                          ----------         ----------

CASH AND EQUIVALENTS, END OF PERIOD                       $   22,945         $   13,336
                                                          ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest                                              $       10         $        9
                                                          ==========         ==========
    Income taxes                                          $      499         $      120
                                                          ==========         ==========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2005 and 2004 (in thousands) is as follows.

                                                                       Additional
                                              Common Stock               Paid-in        Retained         Treasury
                                         Shares          Amount          Capital        Earnings          Stock             Total
                                       ----------      ----------      ----------      ----------       ----------       ----------
January 1, 2005                            22,679      $      227      $   14,914      $   11,596               --       $   26,737

  Net loss                                     --              --              --            (218)              --             (218)

  Issuance of common stock
    upon exercise of stock options            478               5             758              --               --              763

  Tax benefit from exercise
    of options                                 --              --             138              --               --              138

  Non-cash compensation                        --              --              12              --               --               12
                                       ----------      ----------      ----------      ----------       ----------       ----------

June 30, 2005                              23,157      $      232      $   15,822      $   11,378               --       $   27,432
                                       ==========      ==========      ==========      ==========       ==========       ==========


January 1, 2004                            22,535      $      226      $   15,413      $    3,739       $   (1,974)      $   17,404

  Net income                                   --              --              --           3,657               --            3,657

  Issuance of common stock
    upon exercise of stock options            362               4             302              --               --              306

  Tax benefit from exercise
    of options                                 --              --             195              --               --              195

  Non-cash compensation                        --              --              39              --               --               39
                                       ----------      ----------      ----------      ----------       ----------       ----------

June 30, 2004                              22,897      $      230      $   15,949      $    7,396       $   (1,974)      $   21,601
                                       ==========      ==========      ==========      ==========       ==========       ==========

3. Basic income per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase
      2.5 million shares of common stock in 2005 and 1.3 million shares of common stock in 2004 were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, for 2005, diluted net loss per share does not include 1,700,000 and 2,103,000 potential common shares derived from stock options for the three and six months ended June 30, 2005, respectively, as a result of the Company incurring losses for the respective periods.

      The basis of the earnings per share computation for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts) is as follows:

                                                         Three Months                Six Months
                                                      2005          2004         2005          2004
                                                    --------     ----------    --------     ----------
      Net (loss)  income                            $   (517)    $    1,577    $   (218)    $    3,657
                                                    ========     ==========    ========     ==========

      Weighted average common shares outstanding      22,903         22,145      22,798         22,049
      Dilutive effect of outstanding options              --          2,288          --          2,431
                                                    --------     ----------    --------     ----------

      Adjusted for dilutive computation               22,903         24,433      22,798         24,480
                                                    ========     ==========    ========     ==========

      Basic (loss) income per share                 $   (.02)    $      .07    $   (.01)    $      .17
                                                    ========     ==========    ========     ==========

      Diluted (loss) income per share               $   (.02)    $      .06    $   (.01)    $      .15
                                                    ========     ==========    ========     ==========

4. The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options for the three and six months ended June 30, 2005 and 2004.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                         Three months ended              Six months ended
                                                              June 30,                       June 30,
                                                      -------------------------     --------------------------
                                                         2005           2004            2005           2004
                                                      ----------     ----------     -----------     ----------
      Net (loss) income as reported                   $     (517)    $    1,577     $      (218)    $    3,657

          Deduct: Total stock-based employee
          compensation determined under fair value
          based method, net of related tax effects        (2,519)          (903)         (2,785)        (1,418)
                                                      ----------     ----------     -----------     ----------

      Pro forma net (loss) income                     $   (3,036)    $      674     $    (3,003)    $    2,239
                                                      ----------     ----------     -----------     ----------

      (Loss) income per share:
          Basic - as reported                         $     (.02)    $      .07     $      (.01)    $      .17
                                                      ==========     ==========     ===========     ==========
          Basic - pro forma                           $     (.13)    $      .03     $      (.13)    $      .10
                                                      ==========     ==========     ===========     ==========

          Diluted - as reported                       $     (.02)    $      .06     $      (.01)    $      .15
                                                      ==========     ==========     ===========     ==========
          Diluted - pro forma                         $     (.13)    $      .03     $      (.13)    $      .09
                                                      ==========     ==========     ===========     ==========

5. On May 16, 2005, the Company and certain of its officers and directors agreed to change the initial exercise price and initial expiration date of vested options to purchase 1,390,346 shares of the Company's common stock held by such officers to a new price of $2.59, and to new expiration dates as follows:

            Quantity      Initial      Initial Expiration     New Price      New Expiration Date
                           Price             Date
             540,346       $1.56        May 31, 2005            $2.59        108,000 per year
                                                                             commencing May 31, 2009,
                                                                             remainder on May 31, 2013

             810,000       $2.25        770,000 on October,     $2.59        162,000 per year commencing
                                        8, 2005 and 40,000                   September 30, 2009 until
                                        on October 18, 2005                  September 30, 2012, 8,000
                                                                             on September 30, 2013 and
                                                                             154,000 on March 31, 2014

              40,000       $2.50        October 3, 2005         $2.59        October 3, 2010

      In connection with the extension, the option holders agreed not to sell, pledge or otherwise dispose of any of the shares of common stock received upon exercise of their respective option(s) referred to above until the earlier to occur of (i) May 16, 2007; (ii) the first day on which the closing market price for the Company's stock is at least $5.00 per share for ten consecutive trading days; or (iii) the termination of employment or directorship (as applicable) with the Company either (A) by the Company, for reasons other than "for cause"; or (B) by the option holder, upon mutual agreement between the option holder and the Company.

      In addition, the Chief Executive Officer further agreed to pay to the Company any pre-tax net profit earned from the sale of the shares of common stock received upon exercise of his options set forth above if he directly or indirectly competes with the Company or solicits Company customers or clients during the period from May 16, 2005 until the first anniversary of the termination of his employment for any reason.

      No equity compensation expense has been recorded because the exercise price of the modified options were equal to the price of the underlying common stock on the date the grants were modified. In addition, pursuant to EITF 00-23, the Company has determined that the modified grants continue to qualify for fixed accounting treatment.

6. The Company's operations are classified into two reporting segments: (1) outsourced content services and (2) IT professional services. The outsourced content services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company's outsourced content services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      2005           2004           2005           2004
                                                   ----------     ----------     ----------     ----------
                                                        (in thousands)                (in thousands)
      Revenues:
           Outsourced content services             $    8,293     $    9,683     $   18,300     $   18,504
           IT professional services                     1,817          2,671          3,000          6,007
                                                   ----------     ----------     ----------     ----------

           Total consolidated                      $   10,110     $   12,354     $   21,300     $   24,511
                                                   ==========     ==========     ==========     ==========

      Depreciation and amortization:
           Outsourced client services              $      665     $      930     $    1,391     $    1,888
           IT professional services                        20             20             47             40
           Selling and corporate administration            74             73            145            140
                                                   ----------     ----------     ----------     ----------
           Total consolidated                      $      759     $    1,023     $    1,583     $    2,068
                                                   ==========     ==========     ==========     ==========

      (Loss) income before income taxes:
           Outsourced client services              $    1,699     $    2,939     $    4,525     $    6,254
           IT professional services                       700          1,255            607          3,017
           Selling and corporate administration        (3,078)        (2,112)        (5,427)        (4,099)
                                                   ----------     ----------     ----------     ----------
           Total consolidated                      $     (679)    $    2,082     $     (295)    $    5,172
                                                   ==========     ==========     ==========     ==========

                                                                   June 30,     December 31,
                                                                     2005           2004
                                                                  ----------     ----------
                                                                       (in thousands)
      Total assets:
           Outsourced content services                            $   14,362     $   15,937
           IT professional services                                    1,449          2,033
           Corporate (includes corporate cash)                        22,302         19,241
                                                                  ----------     ----------
           Total consolidated                                     $   38,113     $   37,211
                                                                  ==========     ==========

      One client accounted for 25% and 24% of the Company's revenues for the three months ended June 30, 2005 and 2004, respectively. A second client accounted for 27% of the Company's revenues for the three months ended June 30, 2004. No other client accounted for 10% or more of revenues during these periods. Further, in the three months ended June 30, 2005 and 2004, revenues to non-US clients accounted for 35% and 30%, respectively, of the Company's revenues.

      One client accounted for 22% and 24% of the Company's revenues for the six months ended June 30, 2005 and 2004, respectively. A second client accounted for 20% and 25% of the Company's revenues for the six months ended June 30, 2005 and 2004, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the six months ended June 30, 2005 and 2004, revenues to non-US clients accounted for 31% and 30%, respectively, of the Company's revenues.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2005, approximately 28% of the Company's accounts receivable was from foreign (principally European) clients and 31% of accounts receivable was due from two clients.

7. In 2005, the Company entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008. Pursuant to the agreement, the Company will pay approximately $263,000 in July 2005, and make 10 payments of approximately $132,000 per quarter thereafter, commencing in September 2005. The total cost was allocated to the following asset accounts:

         Other current assets                               $   487,000
         Other assets (long-term)                               608,000
         Property and equipment                                 488,000
                                                            -----------
                  Total                                     $ 1,583,000
                                                            ===========

      The current portion of the obligation totaling approximately $791,000 is included on the balance sheet under current portion of long term obligations. The remaining long-term portion is reflected as a long-term obligation. Also included in long-term obligations are long-term capital lease obligations totaling $56,000.

      The total obligation and associated cost totaling $1,583,000 is a non-cash investing and financing activity.

8. In the three and six months ended June 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 24% and 26%, respectively, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes. In the three and six months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 24% and 29%, respectively, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

9. The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at either the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires May 31, 2006, is secured by the company's accounts receivable. The Company has not borrowed against its credit line in 2005.

10. In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the six months ended June 30, 2004.

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

12. In August 2004, the Internal Revenue Service ("IRS") promulgated regulations, effective August 12, 2004, that treated certain of the Company's subsidiaries that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. Notwithstanding this view, the Company believes that its historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and intends to vigorously defend its treatment if challenged. As such, the Company has made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004. However, if challenges by the IRS were ultimately successful, the Company's potential U.S. federal income tax liability could approximate $2.5 million, excluding interest and potential penalties. Furthermore, the Company cannot assure that the IRS will not assert other positions with respect to the foregoing matters that, if successful, could increase materially the Company's liability for U.S. federal income taxes. In December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, will not be subject to U.S. federal income taxes commencing January 1, 2005.

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

13. The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

14. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of June 30, 2005, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

15. In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123
      (R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 123 (R), including the method of adoption, and expects its adoption will result in increased compensation expense in the future.

16. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain qualified dividends from controlled foreign corporations. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. Our evaluation of the AJCA with respect to the additional deduction is still in process and we expect to complete the evaluation process in 2005. As such, we cannot reasonably estimate the income tax effect of any such repatriation at the present time.

17. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

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

      Our services encompass both outsourced content services that focus on fabrication services and knowledge services, as well as information technology
(IT) professional services that focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content. We define content as all forms of unstructured data, including text, formatted text such as HTML, high-fidelity information such as XML, interactive and /or dynamic Web pages, images, graphics animation, video and sound files.

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

      We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. We may lose any of these or any of our other major clients as a result of our failure to meet or satisfy our clients' requirements; the completion or termination of a project or engagement; or the selection of another service provider.

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

      Selling and administrative expenses for both our outsourced content services and IT professional services consist of management and administrative salaries, selling and marketing costs and administrative overhead. We anticipate selling expenses will continue to increase in absolute terms as we continue to build and enhance our business development infrastructure.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenues

      Revenues were $10.1 million for the three months ended June 30, 2005 compared to $12.4 million for the similar period in 2004, a decrease of 18%. Our quarterly revenues for the three months ended June 30, 2005 decreased 10% from first quarter revenues of approximately $11.2 million. The sequential decline in quarterly revenues reflects the termination of a major outsourced content services project that occurred late in the first quarter of 2005, which resulted in a $2.2 million reduction to our second quarter 2005 revenues. The sequential quarter decline was partially offset by a $600,000 increase in second quarter 2005 IT professional services segment revenues.

      One client accounted for 25% and 24% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. A second client accounted for 27% of our revenues for the three months ended June 30, 2004. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended June 30, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 35% and 30% of our total revenues, respectively.

      Revenues from outsourced content services decreased 14%, to $8.3 million for the three months ended June 30, 2005 from $9.7 million for the similar period in 2004. The revenue decrease was primarily due to a $1.4 million decline in revenues from the termination of the major outsourced content services project referred to above.

      Revenues from IT professional services decreased 32%, to $1.8 million for the three months ended June 30, 2005 from $2.7 million for the similar period in 2004. The results in the 2004 period reflect approximately $1 million of revenues from a project that was completed in the third quarter of 2004.

      For the three months ended June 30, 2005, approximately 57% of our revenue was recurring and the balance 43% was non-recurring, compared with 51% and 49%, respectively, for the three months ended June 30, 2004.

Direct Operating Costs

      Direct operating costs were $7.5 million and $7.9 million for the three months ended June 30, 2005 and 2004, respectively, a decrease of 5%. Direct operating costs as a percentage of revenues for the three months ended June 30, 2005 and 2004, were 74% and 64% respectively.

      Direct operating costs for outsourced content services were $6.4 million for each of the three months ended June 30, 2005 and 2004, respectively. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 77% and 67% for the three months ended June 30, 2005 and 2004, respectively. Although variable costs of production as a percent of revenues remained constant, fixed overhead costs increased both in absolute terms and as a percentage of revenues. The increase in fixed overhead costs resulted principally from increases in facility rent and power costs, as well as increases in labor costs attributable to growth in our engineering technology department and to salary increases generally. The overall increase was in part offset by a $263,000 reduction in depreciation and amortization.

      Direct operating costs for IT professional services were $1.1 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively, a decrease of 21%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 61% and 53% for the three months ended June 30, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in both labor and non-labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2005 period was primarily attributable to decreased revenues without a corresponding decrease in labor costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $3.4 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively, an increase of 41%. Selling and administrative expenses as a percentage of revenues were 34% and 20% for the three months ended June 30, 2005 and 2004, respectively. Selling and marketing expenses increased by more than $500,000, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, during the three months ended June 30, 2005, we spent approximately $200,000 in new services research and development. The balance of the increase from 2004 reflects general increases in administrative costs.

Other

      In the three months ended June 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 24%, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes. In the three months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 24%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

Six Months Ended June 30, 2005 and 2004

Revenues

      Revenues were $21.3 million for the six months ended June 30, 2005 compared to $24.5 million for the similar period in 2004, a decrease of 13%. One client accounted for 22% and 24% of our total revenues for the six months ended June 30, 2005 and 2004, respectively. A second client accounted for 20% and 25% of our revenues for the six months ended June 30, 2005 and 2004 respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the six months ended June 30, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 31% and 30% of our total revenues, respectively.

      Revenues from outsourced content services decreased slightly to $18.3 million for the six months ended June 30, 2005 from $18.5 million for the similar period in 2004.

      Revenues from IT professional services decreased 50% to $3.0 million for the six months ended June 30, 2005 from $6.0 million for the similar period in 2004. The decline in revenues in 2005 was primarily due to the completion of two large projects during the third quarter of 2004. The results in the 2004 period reflect approximately $3.1 million of revenues from two projects that were completed in 2004.

      For the six months ended June 30, 2005,  approximately  58% of our revenue
was   recurring  and  42%  was   non-recurring,   compared  with  52%  and  48%,
respectively, for the six months ended June 30, 2004.

Direct Operating Costs

      Direct operating costs were $15.7 million and $15.6 million for the six months ended June 30, 2005 and 2004, respectively. Direct operating costs as a percentage of revenues for the six months ended June 30, 2005 and 2004, were 74% and 64% respectively.

      Direct operating costs for outsourced content services were $13.3 million and $12.6 million for the six months ended June 30, 2005 and 2004, respectively, an increase of 5%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 73% and 68% for the six months ended June 30, 2005 and 2004, respectively. Although variable costs of production as a percent of revenues remained constant, fixed overhead costs increased both in absolute terms and as a percentage of revenues. The increase in fixed overhead costs resulted principally from increases in facility rent and power costs, as well as increases in labor costs attributable to growth in our engineering technology department and to salary increases generally. The overall increase was in part offset by a $494,000 reduction in depreciation and amortization.

      Direct operating costs for IT professional services were $2.4 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively, a decrease of 19%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 80% and 49% for the six months ended June 30, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in both labor and non-labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2005 period was primarily attributable to decreased revenues without a corresponding decrease in labor costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $6.1 million and $4.7 million for the six months ended June 30, 2005 and 2004, respectively, an increase of 30%. Selling and administrative expenses as a percentage of revenues were 29% and 19% for the six months ended June 30, 2005 and 2004, respectively. Selling and marketing expenses increased by approximately $750,000, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, during the six months ended June 30, 2005, we spent approximately $200,000 in new services research and development. The balance of the increase from 2004 reflects general increases in administrative costs.

Other

      In January 2004, we reached a settlement agreement and received $1.0 million in cash from a former client in full satisfaction of a $2.6 million outstanding balance that we had fully written off as a bad debt in 2001. The $1.0 million receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery for the six months ended June 30, 2004.

      In the six months ended June 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated. In the six months ended June 30, 2004, the provision for income taxes as a percentage of income before income taxes was 29%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources, expressed in thousands are as follows:

                                      June 30, 2005            December 31, 2004
                                      -------------            -----------------

Cash and Cash Equivalents               $  22,945                  $  20,663
Working Capital                            22,917                     22,209

Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2005 compared to $9.0 million provided by operating activities for the six months ended June 30, 2004, a decrease of approximately $6.7 million. The $6.7 million decrease in net cash provided by operating activities is principally due to a $3.9 million reduction in net income, a $1.4 million reduction in non-cash charges (of which approximately $900,000 represents a reduction in deferred tax assets and the remainder a reduction in depreciation and amortization), and approximately $1.4 million represents an overall net change in operating assets and liabilities.

      Accounts receivable totaled approximately $6.0 million at June 30, 2005, representing approximately 54 days of sales outstanding compared to $8.0 million, or 57 days, at December 31, 2004. The decrease in days outstanding resulted from increased accounts receivable collections during 2005.

      A significant amount of our revenues is derived from clients in the publishing industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2005, approximately 28% of our accounts receivable was from foreign (principally European) clients, and 31% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

      For the six months ended June 30, 2005, we spent cash approximating $729,000 for capital expenditures, compared to approximately $924,000 for the six months ended June 30, 2004. Furthermore, during the six months ended June 30, 2005, we financed the purchase of software licenses totaling approximately $488,000. Capital spending in 2005 and 2004 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3 million. Furthermore, in the next twelve months, we anticipate spending approximately $1.6 million on construction and infrastructure related costs in connection with the relocation of two of our Asian facilities, and for the renovation of our U.S. headquarters. Such anticipated expenditures exclude potential capital expenditures for new service offerings.

Net Cash Provided by Financing Activities

      Proceeds from the exercise of stock options provided cash approximating $763,000 and $306,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, payments of capital lease obligations approximated $85,000 and $73,000 for the six months ended June 30, 2005 and 2004, respectively.

      During the six months ended June 30 2005, we entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008 for a total cost of approximately 1.6 million. This total obligation and associated cost totaling approximately $1.6 million is a non-cash investing and financing activity. Approximately $791,000 of the $1.6 million will be paid as a financing activity in the next 12 months.

Contractual Obligations

      During the six months ended June 30, 2005, we incurred a contractual debt obligation totaling $1.6 million (see above). Payment terms by period of this obligation as of June 30, 2005 (in thousands) are as follows:

                                            Payments due by period
                       -------------------------------------------------------------
                                     Less than                          More than 5
                          Total        1 yr.      1-3 yrs.    3-5 yrs.      yrs.
                       -------------------------------------------------------------
Long-term trade debt      1,583        791          792         --          --

Availability of Funds

      We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line is secured by our accounts receivable. There are no amounts outstanding under this facility.

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

Allowance for Doubtful Accounts

      We establish credit terms for new clients based upon management's review of their credit information and project terms, and perform ongoing credit evaluations of our customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be necessary.

Revenue Recognition

      We recognize revenue for content manufacturing and outsourcing services in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

      We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and in a manner similar to SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". We recognize revenue for such services billed under fixed fee arrangements in a manner similar to the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. We recognize revenue billed on a time and materials basis as we perform the services.

Property and Equipment

      Property and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

Long-lived Assets

      We account for long lived assets under Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consists primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets.

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

Accounting for Stock-Based Compensation

      We account for our stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". Accordingly, in 2005, we have not recognized compensation expense in connection with the issuance of stock options to employees and outside directors.

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

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain qualified dividends from controlled foreign corporations. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. Our evaluation of the AJCA with respect to the additional deduction is still in process and we expect to complete the evaluation process in 2005. As such, we cannot reasonably estimate the income tax effect of any such repatriation at the present time.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank's alternate base rate (6.00% at June 30, 2005) plus 1/2% or LIBOR (3.375% at June 30, 2005) plus 3%. We have not borrowed under this line in 2005. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

      We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

      An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1.     Legal Proceedings. Not Applicable

Item 2.     Changes in Securities. Not Applicable

Item 3.     Defaults upon Senior Securities. Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            The following matters were voted on at the June 7, 2005 Annual Meeting of Stockholders. The total shares voted were 18,840,549.

            Election of Directors:

            Nominee             For            Withheld      Against     Abstain
            -------             ---            --------      -------     -------

            Jack Abuhoff        17,572,041     1,268,508         0           0
            Todd Solomon        17,600,245     1,240,304         0           0
            Haig Bagerdjian     18,637,381       203,168         0           0
            Louise Forlenza     18,639,881       200,668         0           0
            John Marozsan       18,639,981       200,568         0           0

            To ratify the selection and appointment by the Company's Board of Directors of Grant Thornton LLP, independent auditors, as auditors for the Company for the year ending December 31, 2005:

            Auditors            18,499,093             0   303,741      37,715

Item 5.     Other Information. Not Applicable

Item 6.     (a) Exhibits.

            31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

            31.2 Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

INNODATA ISOGEN, INC.


            Date: August 11, 2005        /s/ Jack Abuhoff
                                         ---------------------------------------
                                         Jack Abuhoff
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


            Date: August 11, 2005        /s/ Stephen Agress
                                         ---------------------------------------
                                         Stephen Agress
                                           Vice President - Finance
                                           Chief Accounting Officer