Form 10-Q
period 2005-09-30
INNODATA ISOGEN INC
filed 2005-11-15
CIK 903651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   23,184,018 shares of common stock, $.01 par value, as of October 31, 2005.

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                2
          Condensed Consolidated Statements of Operations for the Three
            Months Ended September 30, 2005 and 2004                           3
          Condensed Consolidated Statements of Operations for the Nine
            Months Ended September 30, 2005 and 2004                           4
          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2005 and 2004                           5
          Notes to Consolidated Financial Statements for the Nine
            Months Ended September 30, 2005 and 2004                           6
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15
          Quantitative and Qualitative Disclosures about Market Risk          26
          Controls and Procedures                                             26

PART II.  OTHER INFORMATION                                                   27

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                         September 30,  December 31,
                                                                              2005         2004
                                                                          -----------   -----------
                                                                           Unaudited    Derived from
                                                                                          audited
                                                                                         financial
                                                                                        statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                    $    21,380   $    20,663
  Accounts receivable-net                                                       5,208         8,019
  Prepaid expenses and other current assets                                     2,997         1,757
  Deferred income taxes                                                           307           645
                                                                          -----------   -----------

         Total current assets                                                  29,892        31,084

PROPERTY AND EQUIPMENT - NET                                                    4,555         4,559

OTHER ASSETS                                                                    1,752           893

GOODWILL                                                                          675           675
                                                                          -----------   -----------

TOTAL                                                                     $    36,874   $    37,211
                                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $     2,900   $     3,412
  Accrued salaries, wages and related benefits                                  3,421         3,979
  Income and other taxes                                                        1,089         1,304
  Current portion of long-term obligations                                        702           180
                                                                          -----------   -----------

         Total current liabilities                                              8,112         8,875
                                                                          -----------   -----------

DEFERRED INCOME TAXES                                                           1,480         1,449
                                                                          -----------   -----------

LONG-TERM OBLIGATIONS                                                             686           150
                                                                          -----------   -----------

STOCKHOLDERS' EQUITY:
  Serial preferred stock; 5,000,000 shares authorized, none outstanding
  Common stock, $.01 par value; 75,000,000 shares authorized;
    23,184,000 and 22,679,000 shares issued and outstanding at
    September 30, 2005 and December 31, 2004, respectively                        232           227
  Additional paid-in capital                                                   15,861        14,914
  Retained earnings                                                            10,503        11,596
                                                                          -----------   -----------

         Total stockholders' equity                                            26,596        26,737
                                                                          -----------   -----------

TOTAL                                                                     $    36,874   $    37,211
                                                                          ===========   ===========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          2005          2004
                                                       ----------    ----------

REVENUES                                               $    9,647    $   15,927
                                                       ----------    ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                                7,272         8,847
   Selling and administrative expenses                      3,677         2,847
   Interest (income) - net                                   (114)          (14)
                                                       ----------    ----------

       Total                                               10,835        11,680
                                                       ----------    ----------
(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES                               (1,188)        4,247

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (313)        1,144
                                                       ----------    ----------
NET (LOSS) INCOME                                      $     (875)   $    3,103
                                                       ==========    ==========

BASIC (LOSS) INCOME PER SHARE                          $     (.04)   $      .14
                                                       ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                        23,165        22,429
                                                       ==========    ==========

DILUTED (LOSS) INCOME PER SHARE                        $     (.04)   $      .13
                                                       ==========    ==========

DILUTIVE SHARES OUTSTANDING                                23,165        24,659
                                                       ==========    ==========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                    (In thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          2005          2004
                                                       ----------    ----------

REVENUES                                               $   30,947    $   40,438
                                                       ----------    ----------

OPERATING COSTS AND EXPENSES:
   Direct operating expenses                               22,972        24,481
   Selling and administrative expenses                      9,767         7,514
   Bad debt recovery - net                                     --          (963)
   Interest income - net                                     (309)          (13)
                                                       ----------    ----------

       Total                                               32,430        31,019
                                                       ----------    ----------
(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES
                                                           (1,483)        9,419

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (390)        2,659
                                                       ----------    ----------
NET (LOSS) INCOME                                      $   (1,093)   $    6,760
                                                       ==========    ==========

BASIC (LOSS) INCOME PER SHARE                          $     (.05)   $      .30
                                                       ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                        22,922        22,176
                                                       ==========    ==========

DILUTED (LOSS) INCOME PER SHARE                        $     (.05)   $      .28
                                                       ==========    ==========

DILUTIVE SHARES OUTSTANDING                                22,922        24,541
                                                       ==========    ==========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          2005          2004
                                                       ----------    ----------
OPERATING ACTIVITIES:
   Net (loss) income                                   $   (1,093)   $    6,760
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation and amortization                          2,349         3,042
     Non-cash compensation                                     15            44
     Deferred income taxes                                    369         1,127
     Changes in operating assets and liabilities:
       Accounts receivable                                  2,811        (2,114)
       Refundable income taxes                                 --         1,075
       Prepaid expenses and other current assets           (1,152)         (937)
       Other assets                                          (301)         (182)
       Accounts payable and accrued expenses                 (512)          206
       Accrued salaries and wages                            (558)        1,239
       Income and other taxes                                 (77)          909
                                                       ----------    ----------
         Net cash provided by operating activities          1,851        11,169
                                                       ----------    ----------

INVESTING ACTIVITIES:
   Capital expenditures                                    (1,408)       (1,671)
   Restricted cash                                             --         1,000
                                                       ----------    ----------
         Net cash used in investing activities             (1,408)         (671)
                                                       ----------    ----------

FINANCING ACTIVITIES:
   Payment of long term obligations                          (525)         (110)
   Proceeds from exercise of stock options                    799           670
                                                       ----------    ----------

         Net cash provided by financing activities            274           560
                                                       ----------    ----------

INCREASE IN CASH                                              717        11,058

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  20,663         5,051
                                                       ----------    ----------

CASH AND EQUIVALENTS, END OF PERIOD                    $   21,380    $   16,109
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                          $       15    $       11
                                                       ==========    ==========
     Income taxes                                      $      499    $      616
                                                       ==========    ==========

       See notes to unaudited condensed consolidated financial statements

                     INNODATA ISOGEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

2. An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2005 and 2004 (in thousands) is as follows.

                                                                     Additional
                                                 Common Stock         Paid-in      Retained
                                             Shares       Amount      Capital      Earnings       Total
                                           ----------   ----------   ----------   ----------    ----------
      January 1, 2005                          22,679   $      227   $   14,914   $   11,596    $   26,737

        Net loss                                   --           --           --       (1,093)       (1,093)

        Issuance of common stock
          upon exercise of stock options          505            5          794           --
                                                                                                       799

        Tax benefit from exercise
          of options                               --           --          138           --           138

        Non-cash compensation                      --           --           15           --            15
                                           ----------   ----------   ----------   ----------    ----------

      September 30, 2005                       23,184   $      232   $   15,861   $   10,503    $   26,596
                                           ==========   ==========   ==========   ==========    ==========

                                                                     Additional
                                                 Common Stock         Paid-in      Retained     Treasury
                                             Shares       Amount      Capital      Earnings      Stock         Total
                                           ----------   ----------   ----------   ----------   ----------    ----------
      January 1, 2004                          22,535   $      226   $   15,413   $    3,739   $   (1,974)   $   17,404

        Net income                                 --           --           --        6,760           --         6,760

        Issuance of common stock
          upon exercise of stock options          607            5          665           --           --           670

        Tax benefit from exercise
          of options                               --           --          221           --           --           221

        Non-cash compensation                      --           --           44           --           --            44
                                           ----------   ----------   ----------   ----------   ----------    ----------

      September 30, 2004                       23,142   $      231   $   16,343   $   10,499   $   (1,974)   $   25,099
                                           ==========   ==========   ==========   ==========   ==========    ==========

3. Basic (loss) income per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted income per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase
      2.5 million shares of common stock in 2005 and 1.4 million shares of common stock in 2004 were outstanding but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, for 2005, diluted net loss per share does not include 1,394,000 and 1,867,000 potential common shares derived from stock options for the three and nine months ended September 30, 2005, because as a result of the Company incurring losses for the respective periods, their effect would have been antidilutive.

      The basis of the (loss) earnings per share computation for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts) is as follows:

                                                   Three Months               Nine Months
                                             ------------------------   ------------------------
                                                2005          2004         2005          2004
                                             ----------    ----------   ----------    ----------
Net (loss) income                            $     (875)   $    3,103   $   (1,093)   $    6,760
                                             ==========    ==========   ==========    ==========

Weighted average common shares outstanding       23,165        22,429       22,922        22,176
Dilutive effect of outstanding options               --         2,230           --         2,365
                                             ----------    ----------   ----------    ----------

Adjusted for dilutive computation                23,165        24,659       22,922        24,541
                                             ==========    ==========   ==========    ==========

Basic (loss) income per share                $     (.04)   $      .14   $     (.05)   $      .30
                                             ==========    ==========   ==========    ==========

Diluted (loss) income per share              $     (.04)   $      .13   $     (.05)   $      .28
                                             ==========    ==========   ==========    ==========

4. The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options for the three and nine months ended September 30, 2005 and 2004.

      The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts).

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                ------------------------   ------------------------
                                                   2005          2004         2005          2004
                                                ----------    ----------   ----------    ----------
Net (loss) income as reported                   $     (875)   $    3,103   $   (1,093)   $    6,760
   Deduct: Total stock-based employee
     compensation determined under fair value
     based method, net of related tax effects         (297)         (615)      (3,082)       (2,033)
                                                ----------    ----------   ----------    ----------
Pro forma net (loss) income                     $   (1,172)   $    2,488   $   (4,175)   $    4,727
                                                ==========    ==========   ==========    ==========

(Loss) income per share:
   Basic - as reported                          $     (.04)   $      .14   $     (.05)   $      .30
                                                ==========    ==========   ==========    ==========
   Basic - pro forma                            $     (.05)   $      .11   $     (.18)   $      .21
                                                ==========    ==========   ==========    ==========

   Diluted - as reported                        $     (.04)   $      .13   $     (.05)   $      .28
                                                ==========    ==========   ==========    ==========
   Diluted - pro forma                          $     (.05)   $      .10   $     (.18)   $      .19
                                                ==========    ==========   ==========    ==========

5. On May 16, 2005, the Company and certain of its officers and directors agreed to change the initial exercise price and initial expiration date of vested options to purchase 1,390,346 shares of the Company's common stock held by such officers to a new price of $2.59, and to new expiration dates as follows:

                 Initial   Initial Expiration       New       New Expiration
      Quantity    Price         Date               Price          Date
      --------   -------   ------------------      -----      --------------

      540,346     $1.56    May 31, 2005           $2.59      108,000 per year
                                                             commencing
                                                             May 31, 2009,
                                                             remainder on
                                                             May 31, 2013

      810,000     $2.25    770,000 on             $2.59      162,000 per year
                           October 8, 2005                   commencing
                           and 40,000 on                     September 30, 2009
                           October 18, 2005                  until
                                                             September 30, 2012,
                                                             8,000 on
                                                             September 30, 2013
                                                             and 154,000 on
                                                             March 31, 2014

      40,000      $2.50    October 3, 2005        $2.59      October 3, 2010

      In connection with the extension, the option holders agreed not to sell, pledge or otherwise dispose of any of the shares of common stock received upon exercise of their respective option(s) referred to above until the earliest to occur of (i) May 16, 2007; (ii) the first day on which the closing market price for the Company's stock is at least $5.00 per share for ten consecutive trading days; or (iii) the termination of employment or directorship (as applicable) with the Company either (A) by the Company, for reasons other than "for cause"; or (B) by the option holder, upon mutual agreement between the option holder and the Company.

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

      No equity compensation expense has been recorded because the exercise price of the modified options was equal to the price of the underlying common stock on the date the grants were modified. In addition, pursuant to EITF 00-23, the Company has determined that the modified grants continue to qualify for fixed accounting treatment.

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

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                           ------------------------    ------------------------
                                              2005          2004          2005          2004
                                           ----------    ----------    ----------    ----------
                                                (in thousands)             (in thousands)
      Revenues
         Outsourced content services       $    8,505    $   13,071    $   26,805    $   31,575
         IT professional services               1,142         2,856         4,142         8,863
                                           ----------    ----------    ----------    ----------
         Total consolidated                $    9,647    $   15,927    $   30,947    $   40,438
                                           ==========    ==========    ==========    ==========

      Depreciation and amortization:
         Outsourced client services        $      661    $      877    $    2,050    $    2,765
         IT professional services                  29            24            76            64
         Selling and corporate
           administration                          78            73           223           213
                                           ----------    ----------    ----------    ----------
         Total consolidated                $      768    $      974    $    2,349    $    3,042
                                           ==========    ==========    ==========    ==========

      (Loss) income before income taxes
         Outsourced client services        $    2,100    $    5,391    $    6,625    $   11,645
         IT professional services                 155         1,467           762         4,484
         Selling and corporate
           administration                      (3,443)       (2,611)       (8,870)       (6,710)
                                           ----------    ----------    ----------    ----------
         Total consolidated                $   (1,188)   $    4,247    ($   1,483)   $    9,419
                                           ==========    ==========    ==========    ==========

                                                   September 30,    December 31,
                                                       2005            2004
                                                    ----------      ----------
                                                          (in thousands)

      Total assets
         Outsourced content services                $   13,331      $   15,937
         IT professional services                        1,559           2,033
         Corporate (includes corporate cash)            21,984          19,241
                                                    ----------      ----------
         Total consolidated                         $   36,874      $   37,211
                                                    ==========      ==========

      Included  in  selling  and   administrative   expenses  are  research  and
      development costs approximating $300,000 and $500,000 for the three and nine months ended September 30, 2005, respectively.

      One client accounted for 28% and 22% of the Company's revenues for the three months ended September 30, 2005 and 2004, respectively. A second client accounted for 37% of the Company's revenues for the three months ended September 30, 2004. No other client accounted for 10% or more of revenues during these periods. Further, in the three months ended September 30, 2005 and 2004, revenues to non-US clients accounted for 38% and 28%, respectively, of the Company's revenues.

      One client accounted for 25% and 23% of the Company's revenues for the nine months ended September 30, 2005 and 2004, respectively. A second client accounted for 15% and 29% of the Company's revenues for the nine months ended September 30, 2005 and 2004, respectively. No other client accounted for 10% or more of the Company's revenues during these periods. Further, in the nine months ended September 30, 2005 and 2004, revenues to non-US clients accounted for 33% and 30%, respectively, of the Company's revenues.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2005, approximately 33% of the Company's accounts receivable was from foreign (principally European) clients, of which 23% was due from one client.

7. In 2005, the Company entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008. Pursuant to the agreement, the Company paid $396,000 as of September 30, 2005, and will make nine payments of approximately $132,000 per quarter thereafter, commencing in December 2005. The total cost was allocated to the following asset accounts:

         Other current assets                               $   487,000
         Other assets (long-term)                               608,000
         Property and equipment                                 488,000
                                                            -----------
                  Total                                     $ 1,583,000
                                                            ===========

      The current portion of the obligation totaling approximately $528,000 is included on the balance sheet under current portion of long term obligations. The remaining long-term portion is reflected as a long-term obligation. Also included in long-term obligations are long-term capital lease obligations totaling $26,000.

      The total obligation and associated cost totaling $1,394,000 is considered a non-cash investing and financing activity.

8. In the three and nine months ended September 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries for which no income tax benefit is available. In the three and nine months ended September 30, 2004, the provision for income taxes as a percentage of income before income taxes was 27% and 28%, respectively, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

9. The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank's alternate base rate plus 1/2% or LIBOR plus 3%. The line, which expires in May, 2006, is secured by the company's accounts receivable. The Company has not borrowed against its credit line in 2005.

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

14. The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of September 30, 2005, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

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

17. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153, which was adopted by the Company on July 1, 2005, does not have a material impact on our financial position or on our results of operations.

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

      We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. While we seek, wherever possible, to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we may not be able to avoid declines in revenues when large projects are completed. Our inability in any period to obtain sufficient new projects to counterbalance any decreases in such work adversely affects our revenues and results of operations for the period.

      We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. We may lose any of these or any of our other major clients as a result of our failure to meet or satisfy our clients' requirements; the completion, termination or reduction of a project or engagement; or the selection of another service provider. Our revenues and results of operations are adversely affected when these events occur.

      Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days' notice.

      Other factors, some of which are beyond our control, that may also affect our quarterly results include the size, mix, timing and terms and conditions of client projects; variations in the duration, size and scope of our projects or engagements; market acceptance of our clients' new products and services; our ability to manage costs; local factors and events that affect our production volume, such as local holidays; unforeseen events, such as earthquakes, storms and civil unrest; currency exchange fluctuations; changes in pricing policies by us or our competitors; the introduction of new services by us or our competitors; and acquisition and integration costs related to possible acquisitions of other businesses.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

      Revenues were $9.6 million for the three months ended September 30, 2005 compared to $15.9 million for the similar period in 2004, a decrease of 39%. In addition, our revenues for the three months ended September 30, 2005 decreased 5% from second quarter 2005 revenues of approximately $10.1 million. The sequential decline in quarterly revenues primarily reflects a sequential decrease in IT professional services segment revenues of approximately $700,000 offset by a $200,000 increase in third quarter 2005 outsourced content services segment revenues.

      Revenues from outsourced content services decreased 35% to $8.5 million for the three months ended September 30, 2005 from $13 million for the similar period in 2004. This decrease primarily reflects a $4.0 million decline in revenues from a major outsourced content services project that was terminated late in the first quarter of 2005.

      Revenues from IT professional services decreased 60%, to $1.1 million for the three months ended September 30, 2005 from $2.9 million for the similar period in 2004. The results in the 2004 period reflect approximately $1.3 million of revenues from a project that completed in the third quarter of 2004.

      One client accounted for 28% and 22% of our total revenues for the three months ended September 30, 2005 and 2004, respectively. A second client accounted for 37% of our revenues for the three months ended September 30, 2004. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended September 30, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 38% and 28% of our total revenues, respectively.

      For the three months ended September 30, 2005, approximately 62% of our revenue was recurring and 38% was non-recurring, compared with 45% and 55%, respectively, for the three months ended September 30, 2004.

Direct Operating Costs

      Direct operating costs were $7.3 million and $8.8 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of 18%. Direct operating costs as a percentage of revenues for the three months ended September 30, 2005 and 2004, were 75% and 56% respectively.

      Direct operating costs for outsourced content services were $6.3 million and $7.5 million in the three months ended September 30, 2005 and 2004, respectively. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 74% and 57% for the three months ended September 30, 2005 and 2004, respectively. Variable costs of production as a percent of revenues increased slightly. Although fixed costs declined slightly in absolute terms, fixed costs as a percent of revenues increased by approximately 14 percentage points. This increase was attributable to decreased revenues in 2005 without a corresponding decrease in fixed costs.

      Direct operating costs for IT professional services were $1.0 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of 29%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 86% and 48% for the three months ended September 30, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2005 period was primarily attributable to decreased revenues without a corresponding decrease in these costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $3.7 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively, an increase of 29%. Selling and administrative expenses as a percentage of revenues were 38% and 18% for the three months ended September 30, 2005 and 2004, respectively. Selling and marketing expenses increased by approximately $500,000, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, during the three months ended September 30, 2005, we spent approximately $300,000 in new services research and development. The balance of the increase from 2004 reflects general increases in administrative costs.

Other

      In the three months ended September 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries for which no tax benefit is available. In the three months ended September 30, 2004, the provision for income taxes as a percentage of income before income taxes was 27%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

Nine Months Ended September 30, 2005 and 2004

Revenues

      Revenues were $30.9 million for the nine months ended September 30, 2005 compared to $40.4 million for the similar period in 2004, a decrease of 23%.

      Revenues from outsourced content services decreased 15%, to $26.8 million for the nine months ended September 30, 2005 from $31.5 million for the similar period in 2004. The revenue decrease primarily reflects the termination of a major outsourced content services project that was completed late in the first quarter of 2005 and the scheduled completion of a large outsourced content services project for a second client.

      Revenues from IT professional services decreased 53% to $4.1 million for the nine months ended September 30, 2005 from $8.9 million for the similar period in 2004. Revenues for the nine months ended September 30, 2004 include approximately $4.3 million in revenues from two large projects that completed during the third quarter of 2004.

      One client accounted for 25% and 23% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively. A second client accounted for 15% and 29% of our revenues for the nine months ended September 30, 2005 and 2004 respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the nine months ended September 30, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 33% and 30% of our total revenues, respectively.

      For the nine months ended September 30, 2005, approximately 59% of our revenue was recurring and 41% was non-recurring, compared with 49% and 51%, respectively, for the nine months ended September 30, 2004.

Direct Operating Costs

      Direct operating costs were $23.0 million and $24.5 million for the nine months ended September 30, 2005 and 2004, respectively. Direct operating costs as a percentage of revenues for the nine months ended September 30, 2005 and 2004, were 74% and 61% respectively.

      Direct operating costs for outsourced content services were $19.6 million and $20.1 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 3%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 73% and 64% for the nine months ended September 30, 2005 and 2004, respectively. Although variable costs of production as a percent of revenues remained constant, fixed overhead costs increased both in absolute terms and as a percentage of revenues. The increase in fixed overhead costs resulted principally from increases in facility rent and power costs, as well as increases in labor costs attributable to growth in our engineering technology department and to salary increases generally. The overall increase was in part offset by a $715,000 reduction in depreciation and amortization.

      Direct operating costs for IT professional services were $3.4 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 22%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 82% and 49% for the nine months ended September 30, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in both labor and non-labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services for the 2005 period was primarily attributable to decreased revenues without a corresponding decrease in these costs.

Selling and Administrative Expenses

      Selling and administrative expenses were $9.8 million and $7.5 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of 30%. Selling and administrative expenses as a percentage of revenues were 32% and 19% for the nine months ended September 30, 2005 and 2004, respectively. Selling and marketing expenses increased by approximately $1.3 million, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, during the nine months ended September 30, 2005, we spent approximately $500,000 in new services research and development. The balance of the increase from 2004 reflects general increases in administrative costs.

Other

      In January 2004, we reached a settlement agreement and received $1.0 million in cash from a former client in full satisfaction of a $2.6 million outstanding balance that we had fully written off as a bad debt in 2001. The $1.0 million receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery for the nine months ended September 30, 2004.

      In the nine months ended September 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26%, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries for which no tax benefit is available. In the nine months ended September 30, 2004, the provision for income taxes as a percentage of income before income taxes was 28%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources, expressed in thousands are as follows:

                                    September 30, 2005         December 31, 2004
                                    ------------------         -----------------

Cash and Cash Equivalents                    $  21,380                 $  20,663
Working Capital                                 21,780                    22,209

Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2005 compared to $11.2 million provided by operating activities for the nine months ended December 30, 2004, a decrease of approximately $9.3 million. The $9.3 million decrease in net cash provided by operating activities is principally due to a $7.9 million reduction in net income, a $1.5 million reduction in non-cash charges (of which approximately $750,000 represents a reduction in deferred tax assets and the remainder a reduction in depreciation and amortization).

      Accounts receivable totaled approximately $5.2 million at September 30, 2005, representing approximately 50 days of sales outstanding compared to $8.0 million, or 57 days, at December 31, 2004. The decrease in days outstanding resulted from increased accounts receivable collections during 2005.

      A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2005, approximately 33% of the Company's accounts receivable was from foreign (principally European) clients, of which 23% was due from one client.

Net Cash Used in Investing Activities

      For the nine months ended September 30, 2005, we spent cash approximating $1,408,000 for capital expenditures, compared to approximately $1,671,000 for the nine months ended September 30, 2004. Furthermore, during the nine months ended September 30, 2005, we financed the purchase of software licenses totaling approximately $488,000. Capital spending in 2005 and 2004 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3 million. Furthermore, in the next twelve months, we anticipate spending approximately $1.6 million on construction and infrastructure related costs in connection with the relocation of two of our Asian facilities, and for the renovation of our U.S. headquarters. Such anticipated expenditures are in addition to potential capital expenditures for new service offerings.

Net Cash Provided by Financing Activities

      Proceeds from the exercise of stock options provided cash approximating $799,000 and $670,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, payments of long-term obligations approximated $525,000 and $110,000 for the nine months ended September 30, 2005 and 2004, respectively.

      During the nine months ended September 30, 2005, we entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008 for a total cost of approximately $1.6 million. This total obligation and associated cost totaling approximately $1.6 million is a non-cash investing and financing activity. Of the $1.6 million, approximately $396,000 was paid during the nine months ended September 30, 2005 and $527,000 will be paid as a financing activity in the next 12 months.

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

      We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and in a manner similar to SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". We recognize revenue for such services billed under fixed fee arrangements in a manner similar to the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three and nine months ended September 30, 2005 and 2004, respectively. We recognize revenue billed on a time and materials basis as we perform the services.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153, which was adopted by the Company on July 1, 2005, does not have a material impact on our financial position or on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank's alternate base rate (6.75% at September 30, 2005) plus 1/2% or LIBOR (3.875% at September 30, 2005) plus 3%. We have not borrowed under this line in 2005. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

      We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

      An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable.

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

INNODATA ISOGEN, INC.


          Date: November 14, 2005        /s/ Jack Abuhoff
                                         ---------------------------------------
                                         Jack Abuhoff
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


          Date: November 14, 2005        /s/ Stephen Agress
                                         ---------------------------------------
                                         Stephen Agress
                                           Vice President - Finance
                                           Chief Accounting Officer