Form 10-K
period 2005-12-31
INNODATA ISOGEN INC
filed 2006-03-31
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑  Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2005

☐ Transition report under section 13 or 15(d) of the securities exchange act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $60,000,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

24,086,603 shares of common stock, $.01 par value, as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

PART I

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “estimate,” “believe,” “expect,” and “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, continuing revenue concentration in a limited number of clients, continuing reliance on project-based work, worsening of market conditions, changes in external market factors, the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties set forth under “Risk Factors.”

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

Item 1. Description of Business.

General

We provide business services that help organizations create, manage, use and distribute information more effectively and economically.

Our services encompass outsourced content services and information technology (IT) professional services, which constitute separate reporting segments. Our outsourced content offerings consist of fabrication services for digitization, imaging, data conversion and composition, XML and other mark-ups, translation and localization; and knowledge services for adding value to a client's content. Our IT professional offerings focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

Outsourced content services represented 87%, 81% and 82% of total revenue in each of the three years ended December 31, 2005, respectively.  Outsourced content services for business processes that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Approximately 58% and 47% of our revenues were recurring in the years ended December 31, 2005 and 2004, respectively. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues.

In 2005, we provided our services to approximately 100 clients primarily in four content-intensive sectors.

•	Publishing, media and information services, including EBSCO and Reed Elsevier;

•	Global 2000 enterprises, including Hamilton Sundstrand and Lockheed Martin;

•	Educational and cultural institutions, including Cornell University

•	Government agencies

We work directly with existing and prospective clients to identify and refine their objectives, and to design, implement, integrate and deploy new and improved solutions to satisfy those objectives. We believe we provide high quality, value-added services to our clients on a timely basis and have developed a close relationship with them as a result. To enhance those relationships, we provide project support 24 hours a day, seven days a week, through our Asia-based customer service center, and we maintain sales, service and strategic support in North America and Europe in proximity to the operations of most of our clients.

One client accounted for 27%, 23% and 33% of our total revenues for each of the three years ended December 31, 2005, respectively. One other client accounted for 12% and 31% of our revenues for the years ended December 31, 2005 and 2004, respectively. No other client accounted for 10% or more of our total revenues during these periods. Revenues from clients located in foreign countries (principally in Europe) accounted for 35%, 30% and 47% of our total revenues for each of the three years ended December 31, 2005, respectively.

A substantial portion of the services we provide to our clients is subject to our clients' needs. Our agreements with clients are in most cases terminable on 30 to 90 days' notice and are typically subject to client requirements.

We are headquartered in Hackensack, New Jersey, just outside New York City. We have two additional solutions centers in North America, seven production facilities in Asia (the Philippines, India and Sri Lanka) and a technology and tools development center in India. We were incorporated in Delaware in 1988.

Innodata Isogen's Services

Outsourced Content Services. We group our outsourced content services into two categories: fabrication services and knowledge services.

Fabrication Services. Our fabrication services include digitization, imaging, data conversion and composition services, XML and mark-up services, as well as translation and localization services. We use leading-edge technologies to capture our clients' relevant content and convert it into XML and other related mark-up standards. These technologies include high-speed scanning; a variety of commercial and proprietary optical/intelligent character recognition, or OCR/ICR, applications; structured workflow processes; and proprietary applications and tools designed to create meaningful, accurate and consistent data.

To convert the captured content to XML, tags are inserted within the content to provide a marker that computers can process. Our proprietary technology includes production-grade, auto-tagging applications that utilize pattern recognition algorithms based on comprehensive rule sets and related heuristics. This technology enables the mass creation or conversion of XML content from complex, unstructured data or content.

We price our digitization, content conversion and composition services based on the quantity delivered or resources utilized.

As an example, we built, for a secondary publisher, a searchable online archive that contains the back runs of three historical newspaper publications. The archive shows each newspaper page as a high-resolution image that can be magnified over 200% of its normal size. Each issue is digitally reproduced from cover to cover, including news stories and editorials, graphics and advertisements that bring history to life. Using the latest technology, we imaged the backfile and saved each page as a high-resolution, bitonal TIFF image. We captured the text of every headline, byline and story on every page using OCR, tagged the key information in XML and saved the text and image files for storage in an XML repository.

Knowledge Services. Our knowledge services add value to a client's content. These services include content creation and enhancement, taxonomy and controlled vocabulary development, hyperlinking, indexing, abstracting, copyediting and general editorial services, including the provision of synopses and annotations. We also provide editorial and research services that cover a wide spectrum of expertise, including medicine, law, engineering, management, finance, science and the humanities. To provide these services, we have organized knowledge teams that consist of a number of educated and highly trained people with expertise in the relevant subject. We typically price our knowledge services based on the quantity delivered or resources utilized.

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

IT Professional Services. Clients that use our IT professional services typically require publishing, performance support or process automation systems that enable multiple authors to collaborate on content and enable multiple products to be generated from single-source XML repositories. Projects vary in size and duration. Our IT professional services are typically provided on a project basis that involves a defined task that, upon completion, does not generate any significant amount of continuing revenues. We frequently work on-site at clients to develop specifications and define requirements and to interact with end-users of the application. Detailed design, implementation and testing are generally performed at our offices in Dallas and Austin, Texas, as well as offshore at our office in Gurgaon, India.

Our IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content. We group these services into four categories: consulting; systems integration; custom application development; and other IT professional services, including applications maintenance, support, evaluation, implementation and training.

Consulting. We offer consulting services that focus on evaluating, advising, creating, overseeing or reviewing processes and/or technology designs that are necessary for a client to improve its management, use or distribution of information. We assist our clients by first understanding their business objectives and then analyzing and recommending the appropriate hardware and software specifications, as well as the process and engineering changes that will fulfill these objectives. Our consultants have a broad mix of functional and industry expertise. Our highly skilled process analysts, workflow architects and project managers enable clients to outsource to us their entire content operations, and thereby enhance the client's ability to manage, use and distribute the content.

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

Systems Integration. Our systems integration services include the integration of disparate authoring tools, content and knowledge management systems and composition tools into an overall IT infrastructure, and also include the development of software that enhances the compatibility among various components of the overall IT infrastructure. We also undertake the management of programs and vendors during this process. Many of our systems integration projects involve organizations that are migrating to XML and other standards-based publishing systems or are seeking to integrate disparate data sources into a common environment. Our IT projects often include content analysis and the development of information architectures.

For example, one of the world's most successful IT equipment manufacturers was faced with the challenge of producing increasingly complex technical documentation faster, in more languages and across multiple platforms, as well as in print. This was necessary because of shortening product life cycles and the desire to market products in remote global markets. Over a 12-month period, our team of information architects and developers provided strategy and process consulting, product evaluation and information engineering services. We addressed complex content authoring, translation and localization and document rendition requirements. The result was a completely re-engineered standards-based product documentation system that enabled our client to easily revise and re-use content and translate that content into 35 languages seamlessly. We improved our client's time-to-market by significantly reducing the turnaround time for documentation and revisions, and substantially reduced overall product documentation costs. Our team of two domestic project managers and five offshore developers continue to provide the client ongoing systems enhancement and maintenance under a long-term engagement.

Custom Application Development. Our custom application development services help our clients create new applications and enhance the functionalities of our clients' existing software applications. We design systems, develop software and run pilots.

Our application development services span the entire range of client server and Internet technologies. Our IT professional services staff is expert in XML and related information standards, as well as in emerging computing platforms. Our programmers are skilled in a range of programming languages and in a diverse set of application program interfaces, applications servers and database technologies.

As an example, a client in the information services industry needed to build an enterprise-scale publishing platform for a new online information service using the latest knowledge processing technologies. Our team of onshore and offshore technologists designed and built the platform over a period of several months, including authoring and classification workflow systems, backend database and user interface. Our content services department aggregated, digitized and enhanced multiple gigabytes of data for the successful product pilot. Our single program manager coordinated the efforts of our IT professional services team, our outsourced content services team and other vendors on-site at the client’s location.

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

We provide support for our clients’ content-related applications, ensuring that systems remain operational and responsive to changing user requirements. In doing so, we are often able to enhance processes and improve service levels. Through our domestic, on-site and offshore delivery model, we provide a range of support services to our clients.

Sales and Marketing

We have four executive-level business development professionals and eight full-time sales personnel and are targeting to increase our full-time salesperson headcount by the end of 2006. Historically, our sales efforts depended heavily on senior management. We are transitioning to a more structured direct sales model in which we implement additional sales infrastructure, add dedicated sales support personnel and hire additional sales persons. In this model, our executive-level business development professionals will continue to manage key client relationships through targeted interaction with our clients' senior management, while sales professionals will be responsible for identifying prospective clients and executing day-to-day sales strategies.

Our sales organization is responsible for qualifying and otherwise pursuing prospects, securing direct personal access to decision makers at existing and prospective clients and obtaining orders for our services and solutions. Our sales professionals work directly with clients to identify their requirements and with our engineering teams to define the solutions that best fit our clients' specific needs.

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

Our marketing organization is responsible for developing and increasing the visibility and awareness of our brand and our service offerings; defining and communicating our value proposition; and generating qualified, early-stage leads and furnishing effective sales support tools.

Over the past 12 months, we have created a partner program pursuant to which we have formed collaborative relationships with selected leading software vendors and service providers in many of our key markets. We believe that our partner program is an important way for our sales force to generate more and better-quality leads. Furthermore, the partner program helps us gain technical insights that allow us to better evaluate the effectiveness of the various tools that we recommend to our clients.

Primary marketing outreach activities include event marketing (including exhibiting at trade shows, conferences and seminars); direct and database marketing; public and media relations (including speaking engagements and active participation in industry and technical standard bodies); and web marketing (including search engine optimization, search engine marketing and the maintenance and continued development of external web sites).

Research and Development

In 2005 we spent approximately $770,000 on research and development. We did not spend any significant amounts for research and development in 2004 and 2003.

Competition

The market for outsourced content services is highly competitive, fragmented and intense. Several of our major competitors are SPI Technologies, Apex CoVantage, Techbooks and Jouve. However, we are not aware of any single competitor that provides the same comprehensive range of outsourced content services as we do. We believe that we also compete successfully by offering high quality services and favorable pricing by leveraging our technical skills, IT infrastructure, process knowledge, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically sophisticated, sizable in scope or scale, or that require a highly fail-safe environment with technology redundancy. We also believe that the timeliness with which we provide our services enables our clients to reduce the time it takes for them to release their products to the market, thereby providing a competitive advantage to the client.

A number of large and mid-sized technology and business consulting practices compete with our IT professional services by offering content-related integration and consulting services as part of their broad and generalized offerings. Major companies such as IBM, EDS, Bearing Point, Accenture, Booz Allen and others compete for entire content supply chain dollars, and Thomas Technology Solutions and RivCom are also engaged in this business. However, there are few firms that focus exclusively on our niche, and most of these firms have less capacity and a narrower strategic focus on the content supply chain.

As a provider of outsourced content services and IT professional services, we also compete at times with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do, and we cannot assure you that we will continue to compete effectively with them.

There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that would preclude or inhibit others from entering our market.

Employees

As of December 31, 2005, we employed 87 persons in the United States and Europe and approximately 6,000 persons in five production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India and a technology and tools development center in India. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues and our results of operations could be adversely affected if we lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. One client accounted for 27%, 23% and 33% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. One other client accounted for 12% and 31% of our revenues for the years ended December 31, 2005 and 2004, respectively. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

In addition, the revenues we generate from our major clients may decline or grow at a slower rate in future periods than in the past. If we lose any of our significant clients, our revenues and results of operations could be adversely affected and we may incur a loss from operations. Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days’ notice.

A significant portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. Non-recurring revenues derived from these project-based arrangements accounted for approximately 42% of our total revenues for the year ended December 31, 2005 and approximately 53% of our total revenues for the year ended December 31, 2004. While we seek wherever possible to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we were not able in 2005 to avoid declines in revenues when large projects were completed. Our inability to obtain sufficient new projects to counterbalance any decreases in such work adversely affected our revenues and results of operations in 2005 and may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2005, 37%, or $2.7 million, of our accounts receivable was due from one client. If any of these clients were unable, or refuse, for any reason, to pay our accounts receivable, our results of operations would be adversely affected.

Quarterly fluctuations in our results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a loss of approximately $900,000 to a profit of approximately $3.1 million.

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

We compete in highly competitive markets that have low barriers to entry.

The markets for our services are highly competitive and fragmented. We may not be able to compete successfully against our competitors in the future. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do. If we fail to be competitive with these companies in the future, we may lose market share, which could adversely affect our revenues and results of operations.

There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that would preclude or inhibit others from entering our market. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our services using in-house personnel. We cannot assure you that our clients will outsource more of their needs to us in the future, or that they will not choose to provide internally the services that they currently obtain from us. If we are not able to compete effectively, our revenues and results of operations could be adversely affected.

We are the subject of continuing litigation, including litigation by certain of our former employees.

We are subject to various legal proceedings and claims which arise in the ordinary course of business. In addition, in connection with the cessation of all operations at certain of our foreign subsidiaries, certain former employees have filed various actions against one of our Philippine subsidiaries and have purported also to sue us and certain of our officers and directors. An unfavorable ruling in any of these proceedings could adversely affect our financial condition and results of operations. See “Legal Proceedings."

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

The major part of our operations is carried on in the Philippines, India and Sri Lanka, while our headquarters are in the United States and our clients are primarily located in North America and Europe. While we do not depend on revenues from sources internal to the countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. Other risks associated with our international business activities include:

•	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;

•	local competition, particularly in the Philippines, India and Sri Lanka;

•	imposition of public sector controls;

•	trade and tariff restrictions;

•	price or exchange controls;

•	currency control regulations;

•	foreign tax consequences;

•	labor disputes and related litigation and liability;

•	limitations on repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws and regulations.

One or more of these factors could adversely affect our business and results of operations.

Our international operations subject us to currency exchange fluctuations, which could adversely affect our results of operations.

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our expenses, primarily labor expenses in the Philippines, India and Sri Lanka, is incurred in the local currencies of countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore adversely affect our results of operations.

The Philippines has historically experienced high rates of inflation and major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar. Continuing inflation without a corresponding devaluation of the peso against the dollar, or any other increase in the value of the peso relative to the dollar, could adversely affect our results of operations. Since 1997, we have not purchased foreign currency futures contracts for pesos, but we may choose to do so in the future.

New regulation of the Internal Revenue Service may impose significant U.S. income taxes on our subsidiaries in the Philippines.

Our subsidiaries incorporated in the Philippines were domesticated in Delaware as limited liability companies. In August 2004, the Internal Revenue Service promulgated regulations, effective August 12, 2004, that treat certain companies incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. We have effected certain filings with the Secretary of State of the State of Delaware to ensure that these subsidiaries are no longer domesticated in Delaware. As a result, commencing January 1, 2005, these subsidiaries are not treated as U.S. corporations for U.S. federal income tax purposes under the regulations and are not subject to U.S. federal income taxes commencing as of such date.

In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. On January 30, 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. The earliest date that any entity is subject to these regulations is August 12, 2004. For periods prior to the date these final regulations apply (i.e., prior to August 12, 2004), the classification of dually chartered entities is governed by the pre-existing regulations. We believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and would vigorously defend its treatment if challenged. As such, we have made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004.

Furthermore, we cannot assure you that the Internal Revenue Service will not assert other positions with respect to the foregoing matters, including positions with respect to our treatment of the tax consequences of the termination of the status of our Philippines subsidiaries as Delaware limited liability companies, that, if successful, could increase materially our liability for U.S. federal income taxes.

If certain tax authorities in North America and Europe challenge the manner in which we allocate our profits, our net income will decrease.

We benefit from tax incentives in certain jurisdictions where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our taxes could increase if these tax incentives are not renewed upon expiration, or if tax rates applicable to us are increased. Substantially all of the services provided by our Asian subsidiaries are performed on behalf of clients based in North America and Europe. We believe that profits from our Asian operations are not sufficiently connected to jurisdictions in North America or Europe to give rise to income taxation in those jurisdictions, other than U.S. taxes that may arise as the result of the former status of our Philippine subsidiaries as Delaware limited liability companies as described in the preceding risk factor. Tax authorities in jurisdictions in North America and Europe could, however, challenge the manner in which we allocate our profits among our subsidiaries, and we may not prevail in this type of challenge. If our Asian profits became subject to income taxes in these other jurisdictions, our worldwide effective tax rate could increase, thereby decreasing our net income.

An expiration or termination of our current tax holidays could adversely affect our results of operations.

We currently benefit from income tax holiday incentives in the Philippines, India and Sri Lanka which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of our current tax holidays could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations.

Regional instability in the Philippines, India and Sri Lanka could adversely affect business conditions in those regions, which could disrupt our operations and adversely affect our business and results of operations.

We conduct a majority of our operations in the Philippines, India and Sri Lanka. These operations remain vulnerable to political unrest. Political instability could adversely affect the legal environment for our business activities in those regions.

In particular, the Philippines has experienced ongoing problems with insurgents. The Abu Sayyaf group of kidnappers, which is purported to have ties to the Al Qaeda terrorist organization, is concentrated on Basilan Island. While Basilan Island is not near our facilities and the government of the Philippines has taken action to eradicate this group, we cannot assure you that these efforts will be successful or that the Abu Sayyaf group will not attempt to disrupt activities or commit terrorist acts in other areas of the Philippines or South Asia.

In recent years there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. In addition, in recent years there has been civil unrest in Sri Lanka.

Further political tensions and an escalation in these hostilities could adversely affect our Philippines, Indian and Sri Lankan based operations and therefore adversely affect our revenues and results of operations.

Terrorist attacks or a war could adversely affect our results of operations.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, such as the conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. We expect that our earnings, if any, will be used to finance our growth.

Item 2. Description of Property.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas and Austin, Texas offices, and seven overseas facilities, all of which are leased. In addition, we have a technology and tools development facility in Gurgaon, India, which is also leased. The square footage of all our leased properties is approximately 405,000. Rental payments on property leases were approximately $2.0 million in 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders-None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 28, 2006, there were 114 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,800.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2005.

	Common Stock
	Sale Prices

2004	High	Low

First Quarter	$4.95	$3.09

Second Quarter	4.20	2.80

Third Quarter	4.60	3.15

Fourth Quarter	9.99	3.28

2005	High	Low

First Quarter	$10.07	$2.98

Second Quarter	3.96	2.30

Third Quarter	3.73	2.25

Fourth Quarter	3.63	2.25

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2005:

	Number of
	Securities to be Issued		Weighted-Average	Number of Securities
	Upon Exercise of		Exercise Price of	Remaining Available For
	Outstanding Options,		Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights		Warrants and Rights	Equity Compensation Plans
	(a)		(b)	(c)

Equity compensation plans
approved by security holders	5,555,000		$3.07	873,000

Equity compensation plans
not approved by security holders	1,015,000	(1)	$0.84	-

Total	6,570,000		$2.72	873,000

(1)	Consists of stock options to purchase 1,015,164 shares of common stock granted to the Company's current Chairman pursuant to an agreement entered into at time of hire.

Item 6. Selected Financial Data (In thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003	2002	2001

	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
REVENUES	$42,052	$53,949	$36,714	$36,385	$58,278

OPERATING COSTS AND EXPENSES:
Direct operating expenses	30,920	33,050	27,029	32,005	44,354
Selling and administrative	13,684	10,205	8,898	10,038	8,337
Terminated offering costs	-	625	-	-	-
Provision for doubtful accounts	-	-	-	-	2,942
Bad debt recovery, net	-	(963)	-	-	-
Restructuring costs and asset impairment	-	-	-	244	865
Interest expense	18	25	9	29	9
Interest income	(457)	(87)	(30)	(89)	(216)

Total	44,165	42,855	35,906	42,227	56,291

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,113)	11,094	808	(5,842)	1,987
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(462)	3,237	333	(677)	639

NET (LOSS) INCOME	$(1,651)	$7,857	$475	$(5,165)	$1,348

(LOSS) INCOME PER SHARE:
Basic	$(.07)	$.35	$.02	$(.24)	$.06

Diluted	$(.07)	$.32	$.02	$(.24)	$.05

Cash dividends per share	-	-	-	-	-

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

BALANCE SHEET DATA:

WORKING CAPITAL	$21,432	$22,209	$11,983	$8,570	$8,854

TOTAL ASSETS	$37,611	$37,211	$25,146	$22,697	$30,094

LONG TERM OBLIGATIONS	$548	$150	$272	-	-

STOCKHOLDERS’ EQUITY	$26,814	$26,737	$17,404	$15,569	$20,362

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

Recurring revenues consisted of 58% and 47% of total revenues for the years ended December 31, 2005 and 2004, respectively. The substantial majority of our recurring revenues are derived from outsourced content services. A small portion of our recurring revenues is derived from the application maintenance agreements related to our IT professional services. Non-recurring revenues vary depending on the size and completion dates of specific projects.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. One client accounted for 27%, 23% and 33% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. One other client accounted for 12% and 31% of our revenues for the years ended December 31, 2005 and 2004, respectively. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

In addition, the revenues we generate from our major clients may decline or grow at a slower rate in future periods than in the past. If we lose any of our significant clients, our revenues and results of operations could be adversely affected and we may incur a loss from operations. Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days’ notice.

See “Risk Factors.”

Direct Operating Costs

Direct operating costs for both our outsourced content services and IT professional services consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies. We anticipate our cost of labor to increase in 2006 by approximately $500,000 per quarter as a result of general wage increases.

Selling and Administrative Expenses

Selling and administrative expenses for both our outsourced content services and IT professional services consist of management and administrative salaries, sales and marketing costs, new services research and related software development, and administrative overhead. We anticipate selling and administrative expenses to increase in absolute terms as we continue to grow our business, and as we increase our spending on new services research and related software development. Commencing October 1, 2003, we unified our selling and related activities for our outsourced content services and IT professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments for periods commencing January 1, 2004.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

Revenues were $42.1 million for the year ended December 31, 2005 compared to $53.9 million for the similar period in 2004.

One client accounted for 27% and 23% of our total revenues for the years ended December 31, 2005 and 2004, respectively. A second client accounted for 12% and 31% of our revenues for the years ended December 31, 2005 and 2004, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the years ended December 31, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 35% and 30% of our total revenues, respectively.

Revenues from outsourced content services decreased 16% to $36.7 million for the year ended December 31, 2005 from $43.7 million for the similar period in 2004. This decrease primarily reflects an $8 million decline in revenues from a major outsourced content services project that was terminated late in the first quarter of 2005. We did not obtain sufficient new projects to counterbalance the decline in revenues from the termination of this project.

Revenues from IT professional services decreased 47% to $5.4 million for the year ended December 31, 2005 from $10.2 million for the similar period in 2004. The results in the 2004 period reflect approximately $4.4 million of revenues from two projects that were completed in 2004.

For the year ended December 31, 2005, approximately 58% of our revenue was recurring and the 42% balance was non-recurring, compared with 47% and 53%, respectively, for the year ended December 31, 2004.

Direct Operating Costs

Direct operating costs were $30.9 million and $33.1 million for the years ended December 31, 2005 and 2004, respectively, a decrease of 7%. Direct operating costs as a percentage of revenues were 73% for the year ended December 31, 2005 and 61% for the year ended December 31, 2004.

Direct operating costs for outsourced content services were $26.6 million and $27.5 million for the years ended December 31, 2005 and 2004, respectively, a decrease of 3%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 72% and 63% for the years ended December 31, 2005 and 2004, respectively. Fixed costs increased approximately 2%, principally resulting from growth in our engineering technology department. The overall increase in fixed costs was in part offset by a reduction in depreciation and amortization costs of approximately $800,000. The increase in direct operating costs of outsourced content services as a percentage of revenues from outsourced content services principally results from a 2% percentage point increase in variable costs of production as a percent of revenues, and from decreased revenues in 2005 without a corresponding decrease to fixed costs.

Direct operating costs for IT professional services were $4.3 million and $5.6 million for the years ended December 31, 2005 and 2004 respectively. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 80% and 55% for the years ended December 31, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services was primarily attributable to decreased revenues without a corresponding decrease in these costs.

Selling and Administrative Expenses

Selling and administrative expenses were $13.7 million and $10.2 million for the years ended December 31, 2005 and 2004, respectively, an increase of 34%. Selling and administrative expenses as a percentage of revenues were 33% and 19% for the years ended December 31, 2005 and 2004 respectively. Selling and marketing expenses increased by approximately $1.8 million, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, in 2005 we spent approximately $0.8 million in new services research and related software development. The balance of the increase from 2004 principally reflects general increases in administrative costs.

Net Loss/Income

We recorded a net loss of $1.7 million in 2005 compared with net income of $7.9 million in 2004. The principal reasons for the decrease in 2005 were the decline in revenues and the increase in selling and administrative expenses.

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

For the year ended December 31, 2005, the benefit from income taxes as a percentage of loss before income taxes was 22%. The 2005 benefit from income taxes is lower than the U.S. Federal statutory rate, principally due to a portion of the U.S. net operating losses which were not recognized, offset in part by certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

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

Net Income

We recorded net income of $7.9 million in 2004 compared with net income of approximately $500,000 in 2003. The principal reason for the increase in 2004 is the increase in revenues and the resulting gross margin.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	December 31, 2005	December 31, 2004

Cash and Cash Equivalents	$20,059	$20,663
Working Capital	21,432	22,209

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $1.1 million for the year ended December 31, 2005 compared to $15.7 million provided by operating activities for the year ended December 31, 2004, a decrease of approximately $14.5 million. The $14.5 million decrease in net cash provided by operating activities is principally due to a $9.5 million decrease in net income, a $1.3 million decrease in non-cash charges and a $3.7 million reduction as a result of changes in operating assets and liabilities.

Accounts receivable totaled $7.2 million at December 31, 2005, representing approximately 55 days of sales outstanding, compared to $8.0 million, or 57 days, at December 31, 2004.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2005, approximately 36% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from one client. As of December 31, 2004, approximately 27% of the Company's accounts receivable was from foreign (principally European) clients and 69% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

For the year ended December 31, 2005, we spent cash approximating $2.3 million for capital expenditures, compared to approximately $2,051,000 for the year ended December 31, 2004. Furthermore, during the year ended December 31, 2005, we financed the purchase of software licenses totaling approximately $488,000. Capital spending in 2005 and 2004 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3 million. Furthermore, in the next twelve months, we anticipate spending approximately $1.8 million on construction and infrastructure related costs in connection with the relocation of three of our Asian facilities, our Dallas office and for the renovation of our U.S. headquarters. Such anticipated expenditures are in addition to potential capital expenditures for new service offerings. In connection with the relocation of our Dallas office, the lessor agreed to pay approximately $250,000 as incentive for us to terminate the lease prior to its contractual expiration date. In connection with this transaction, we will recognize income of approximately $250,000 in the first quarter of 2006.

Net Cash Provided by Financing Activities

Proceeds from the exercise of stock options provided cash approximating $1,297,000 and $1,082,000 in 2005 and 2004, respectively. In addition, payments of long-term obligations approximated $702,000 and $88,000 in 2005 and 2004, respectively.

During the year ended December 31, 2005, we entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008 for a total cost of approximately $1.6 million. This total obligation and associated cost totaling approximately $1.6 million is a non-cash investing and financing activity. Of the $1.6 million, approximately $528,000 was paid during the year ended December 31, 2005 and $528,000 will be paid as a financing activity in the next 12 months.

Availability of Funds

We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May, 2006, is secured by our accounts receivable. The Company has not borrowed against its credit line in 2005.

We believe that existing cash and internally generated funds will be sufficient for our reasonably anticipated working capital and capital expenditure requirements during the next 12 months. We fund our foreign expenditures from our U.S. corporate headquarters on an as-needed basis.

Contractual Obligations

The table below reflects our contractual cash obligations, expressed in thousands, at December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$155	$135	$20	$-	$-
Non-cancelable operating leases	2,387	679	1,558	150	-
Long-term vendor obligations	1,056	528	528	-	-

Total contractual cash obligations	$3,598	$1,342	$2,106	$150	$-

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

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

Management’s discussion and analysis of its results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Revenue Recognition

We recognize revenue for content manufacturing and outsourcing services in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years ended December 31, 2005, respectively. We receive revenue billed on a time and materials basis as we perform the services.

Property and Equipment

Property and equipment is stated at cost and is depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases.

Long-lived Assets

We account for long lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price  for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because  of  the  existence  of one or more of the above-mentioned factors,  we perform an  impairment analysis using a projected discounted cash flow  method.  We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in  general  and  administrative  expenses  in  our statements  of operations,  and  would result in reduced carrying amounts of the related assets on  our balance  sheets. We did not identify or record an impairment in any of our long lived assets in the three years ended December 31, 2005.

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

Goodwill and Other Intangible Assets

SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2005 in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We account for our stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”. Although at times we have recognized compensation expense upon the modification of stock options, in the three years ended December 31, 2005, we have not recognized compensation expense upon the issuance of stock options.

Development Costs of Software

We expense as research and development costs for the development of new software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, and substantial enhancements to such existing software products, until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers.  We expense all other research and development costs as incurred.

We did not capitalize any software development costs during the three years ended December 31, 2005.  Included in the selling and administrative expense are research and development costs totaling approximately $770,000 for the year ended December 31, 2005.

Significant New Accounting Pronouncements Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective as of the beginning of the next fiscal year that begins after June 15, 2005. For the Company, SFAS 123 (R) is effective as of January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We expect that the adoption of SFAS No. 123 (R) will result in increased compensation expense for stock options granted through December 31, 2005 of approximately $200,000 in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective as of the beginning of the next fiscal year that begins after December 15, 2005. For the Company, SFAS 154 is effective as of January 1, 2006. We do not believe the adoption of this statement will have an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (7.25% at December 31, 2005) plus ½% or LIBOR (4.4375% at December 31, 2005) plus 3%. We have not borrowed under this line in 2005. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innodata Isogen, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Grant Thornton LLP
Edison, New Jersey March 17, 2006 (except for Note 13 as to which is dated March 28, 2006)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Dollars in Thousands)

	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,059	$20,663
Accounts receivable-net of allowance for doubtful accounts of $111 and $135 at December 31, 2005 and 2004 respectively	7,169	8,019
Prepaid expenses and other current assets	1,543	1,757
Refundable income taxes	1,215	-
Deferred income taxes	338	645
Total current assets	30,324	31,084
PROPERTY AND EQUIPMENT-NET	4,823	4,559
OTHER ASSETS	1,789	893
GOODWILL	675	675
TOTAL	$37,611	$37,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,529	$1,449
Accrued expenses	1,770	1,963
Accrued salaries, wages and related benefits	3,567	3,979
Income and other taxes	1,363	1,304
Current portion of long term obligations	663	180
Total current liabilities	8,892	8,875
DEFERRED INCOME TAXES	1,357	1,449
LONG TERM OBLIGATIONS	548	150

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 23,669,000 and 22,679,000 shares issued and outstanding as of December 31, 2005 and 2004, respectively	237	227
Additional paid-in capital	16,632	14,914
Retained earnings	9,945	11,596
Total stockholders’ equity	26,814	26,737
TOTAL	$37,611	$37,211

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	2005	2004	2003

REVENUES	$42,052	$53,949	$36,714

OPERATING COSTS AND EXPENSES
Direct operating costs	30,920	33,050	27,029
Selling and administrative expenses	13,684	10,205	8,898
Terminated offering costs	-	625	-
Bad debt recovery - net	-	(963)	-
Interest expense	18	25	9
Interest income	(457)	(87)	(30)
Total	44,165	42,855	35,906

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,113)	11,094	808
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(462)	3,237	333
NET (LOSS) INCOME	$(1,651)	$7,857	$475

INCOME PER SHARE:
Basic:	$(.07)	$.35	$.02
Diluted:	$(.07)	$.32	$.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic:	23,009	22,288	21,570
Diluted:	23,009	24,817	22,966

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

January 1, 2003	22,046	$220	$14,084	$3,264	$(1,999)	$15,569

Net income	-	-	-	475	-	475
Issuance of common stock upon exercise of stock options	515	6	565	-	-	571
Retirement of treasury stock	(26)	-	(25)	-	25	-
Income tax benefit from exercise of stock options	-	-	132	-	-	132
Non-cash equity compensation	-	-	657	-	-	657

December 31, 2003	22,535	226	15,413	3,739	(1,974)	17,404

Net income	-	-	-	7,857	-	7,857
Issuance of common stock upon exercise of stock options	728	7	1,075	-	-	1,082
Retirement of treasury stock	(584)	(6)	(1,968)	-	1,974	-
Income tax benefit from exercise of stock options	-	-	358	-	-	358
Non-cash equity compensation	-	-	36	-	-	36

December 31, 2004	22,679	227	14,914	11,596	-0-	26,737

Net loss	-	-	-	(1,651)	-	(1,651)
Issuance of common stock upon exercise of stock options	990	10	1,287	-	-	1,297
Income tax benefit from exercise of stock options	-	-	334	-	-	334
Non-cash equity compensation	-	-	97	-	-	97

December 31, 2005	23,669	$237	$16,632	$9,945	$-0-	$26,814

See notes to consolidated financial statements

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003

OPERATING ACTIVITIES:
Net (loss) income	$(1,651)	$7,857	$475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,160	3,924	4,528
Non-cash compensation	97	36	657
Loss on disposal of fixed assets	-	-	147
Deferred income taxes	215	815	(2)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	850	478	(5,244)
Prepaid expenses and other current assets	167	(1,495)	(947)
Refundable income taxes	(1,215)	1,075	416
Other assets	(355)	(160)	242
Accounts payable	80	150	652
Accrued expenses	(193)	811	(856)
Accrued salaries and wages	(412)	1,114	339
Income and other taxes	393	1,064	275
Net cash provided by operating activities	1,136	15,669	682

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	-	1,000	(1,000)
Capital expenditures	(2,335)	(2,051)	(2,408)
Net cash used in investing activities	(2,335)	(1,051)	(3,408)

FINANCING ACTIVITIES:
Payment of long-term obligations	(702)	(88)	(49)
Proceeds from exercise of stock options	1,297	1,082	571
Net cash provided by financing activities	595	994	522

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(604)	15,612	(2,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,663	5,051	7,255

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,059	$20,663	$5,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$504	$1,237	$417
Interest expense	$18	$25	$23
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment utilizing capital leases	$-	$66	$467
Vendor financed software licenses acquired	$1,583	$-	$-

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides outsourced content services and content-related information technology (IT) professional services. The Company’s outsourced content services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The Company’s IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

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

The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue from such services billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years ended December 31, 2005, 2004 and 2003. Revenue billed on a time and materials basis is recognized as services are performed.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2005 and 2004 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in 2005, 2004 and 2003.

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

Long-lived Assets-The Company accounts for long lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price  for  a  sustained  period;  and  (iv)  a  change  in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the  existence  of one or more of the above-mentioned factors,  an  impairment analysis is performed using a projected discounted cash flow  method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in  general  and  administrative  expenses  in  the  Company’s  statements  of operations,  and  would result in reduced carrying amounts of the related assets on  the  Company’s  balance  sheets. No impairment was identified or recorded in the three years ended December 31, 2005.

Goodwill and Other Intangible Assets-Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. In the annual impairment test conducted by the Company on September 30, 2005, the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized. Unremitted earnings of foreign subsidiaries for the three years ended December 31, 2005, have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

Accounting for Stock-Based Compensation-The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”. Although at times compensation expense has been recognized upon the modification of stock options, in the three years ended December 31, 2005, no compensation expense has been recognized upon the issuance of stock options.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the assumptions described in note 8, stock options.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)

Net (loss) income, as reported	$(1,651)	$7,857	$475
Deduct: Total stock-based employee compensation determined under fair value based method, net of related tax effects	(6,731)	(3,200)	(3,193)
Add: Compensation expense included in the determination of net (loss) income as reported, net of related tax effects, related to the extension of stock options	79	-	455

Pro forma net (loss) income	$(8,303)	$4,657	$(2,263)

(Loss) income per share:
Basic-as reported	$(.07)	$.35	$.02
Basic-pro forma	$(.36)	$.21	$(.10)

Diluted-as reported	$(.07)	$.32	$.02
Diluted-pro forma	$(.36)	$.19	$(.10)

Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2005 and 2004 because of the relative short maturity of these instruments. The carrying amounts of long term obligations approximated their fair value as of December 31, 2005 and 2004 based upon rates currently available to the Company.

Accounts Receivable-The majority of the Company’s accounts receivable are due from secondary publishers and information providers. The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Concentration of Credit Risk-The Company maintains its cash with high quality financial institutions, located primarily in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

Income (Loss) Per Share- Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings (loss) per share by application of the treasury stock method. Diluted net loss per share for 2005 does not include potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

Development Costs for Software-Costs for the development of new software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, and substantial enhancements to such existing software products, are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers.  All other research and development costs are expensed as incurred.

No software development costs were capitalized during the three years ended December 31, 2005.  Included in the selling and administrative expense are research and development costs totaling approximately $770,000 for the year ended December 31, 2005.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective as of the beginning of the next fiscal year that begins after June 15, 2005. For the Company, SFAS 123 (R) is effective as of January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company expects its adoption of SFAS No. 123 (R) will result in increased compensation expense for stock options granted through December 31, 2005 of approximately $200,000 in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective as of the beginning of the next fiscal year that begins after December 15, 2005. For the Company, SFAS 154 is effective as of January 1, 2006. The Company does not believe the adoption of this statement will have an impact on its consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

	December 31,
	2005	2004

Equipment	$14,350	$13,011
Software	2,856	2,193
Furniture and office equipment	1,070	977
Leasehold improvements	2,573	2,433

Total	20,849	18,614
Less accumulated depreciation and amortization	16,026	14,055

	$4,823	$4,559

Depreciation expense was approximately $2,561,000, $3,120,000 and $3,807,000 for each of the three years ended December 31, 2005, respectively.

In 2003, the Company entered into a three year lease for certain equipment located in one of its Philippine facilities. The equipment was capitalized at its fair market value of approximately $641,000, which represented the present value of the minimum lease payments plus trade-in value of exchanged equipment of $175,000. The loss on such trade-in approximated $58,000. In 2004, the Company entered into another three year lease agreement for certain equipment located in one of its India facilities. The equipment was capitalized at its fair market value of approximately $66,000 which represented the present value of the minimum lease payments.

At December 31, 2005 and 2004, equipment under capital leases had a net book value of approximately $209,000 and $435,000 respectively.

3.	INCOME TAXES

The significant components of the provision for (benefit from) income taxes for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands) are as follows:

	2005	2004	2003

Current income tax expense (benefit):
Foreign	$144	$174	$29
Federal	(821)	1,943	230
State and local	-	305	76
	(677)	2,422	335
Deferred income tax expense (benefit) provision	215	815	(2)
(Benefit from) provision for income taxes	$(462)	$3,237	$333

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, 2005 is summarized as follows:

	2005	2004	2003

Federal statutory rate	(34.0)%	35.0%	35.0%
Effect of:
State income taxes (net of federal tax benefit)	3.9	2.5	5.9
Foreign source losses for which no tax benefit is available	2.2	1.5	7.3
Foreign entities subject to US federal income taxes	-	4.3	-
Effect of foreign tax holiday	(25.9)	(12.3)	(24.0)
Taxes on foreign income at rates that differ from US
statutory rate	(5.7)	(1.4)	7.6
Valuation allowance on deferred tax assets	33.4	-	-
Non deductible compensation	-	-	5.9
Other	4.2	(0.4)	3.5
Effective rate	(21.9)%	29.2%	41.2%

During each of the three years ended December 31, 2005, 2004 and 2003 tax benefits related to stock option exercises were $334,000, $358,000 and $132,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Allowances not currently deductible	$285	$230
Depreciation and amortization	155	32
Equity compensation not currently deductible	382	375
Net operating loss carryforward	1,006	-
Expenses not deductible until paid	261	536
Total gross deferred income tax assets before valuation allowance	2,089	1,173
Valuation allowance	(1,127)	(105)
Net deferred income tax assets	962	1,068

Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	(1,981)	(1,872)
Total deferred income tax liabilities	(1,981)	(1,872)

Net deferred (liability) asset	$(1,019)	$(804)

Net deferred income tax asset-current	338	645
Net deferred income tax liability-non-current	(1,357)	(1,449)

Net deferred income tax (liability) asset	$(1,019)	$(804)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $1,127,000 and $105,000 at December 31, 2005 and 2004, respectively.

United States and foreign components of (loss) income before income taxes for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands) are as follows:

	2005	2004	2003

United States	$(4,019)	$6,731	$565
Foreign	1,906	4,363	243

Total	$(2,113)	$11,094	$808

Certain of the Company’s foreign subsidiaries are subject to tax holidays for various periods ranging from 2005 to 2014, pursuant to which the income tax rate for these subsidiaries is substantially reduced. Unless renewed, as the tax holidays expire, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for tax holidays was approximately $500,000, $800,000 and $300,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively.

The Company has U.S. Federal net operating loss carryforwards available of approximately $3 million which will expire in 2025.

In August 2004, the Internal Revenue Service (“IRS”) promulgated regulations, effective August 12, 2004, that treated certain of the Company’s subsidiaries that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. On January 30, 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. The earliest date that any entity is subject to these regulations is August 12, 2004. For periods prior to the date these final regulations apply (i.e., prior to August 12, 2004), the classification of dually chartered entities is governed by the pre-existing regulations. The Company believes that its historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and would vigorously defend its treatment if challenged. As such, the Company has made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004. Furthermore, the Company cannot be assured that the IRS will not assert other positions with respect to the foregoing matters that, if successful, could increase materially the Company’s liability for U.S. federal income taxes. In December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, were not subject to U.S. federal income taxes commencing January 1, 2005.

4.	LONG TERM OBLIGATIONS

In 2005, the Company entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008. Pursuant to the agreement, the Company paid $528,000 as of December 31, 2005, and will make eight payments of approximately $132,000 per quarter thereafter, commencing in March 2006.

The total cost (in thousands) was allocated to the following asset accounts:

Other current assets	$487
Other assets (long-term)	608
Property and equipment	488
Total	$1,583

The current portion of the obligation totaling approximately $528,000 is included on the balance sheet under current portion of long term obligations. The remaining long-term portion is reflected as a long-term obligation. Also included in long-term obligations are long-term capital lease obligations totaling $20,000.

Long term obligations (including capital lease obligations totaling $155,000) are payable as follows (amounts in thousands):

2006 (current portion)	$663
2007 (long term portion)	548
$1,211

The total obligation and associated cost totaling $1,583,000 is considered a 2005 non-cash investing and financing activity.

5.	COMMITMENTS AND CONTINGENT LIABILITIES

Line of Credit-The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May 2006, is secured by the Company’s accounts receivable. The Company did not borrow against its credit line in 2005.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space in 2005 is approximately $1,390,000. For the years ended December 31, 2005, 2004 and 2003, rent expense, principally for office and production space, totaled approximately $1,956,000, $1,725,000 and $1,700,000, respectively.

In addition, the Company leases certain equipment under short-term capital and operating lease agreements. For each of the three years ended December 31, 2005, rent expense for equipment totaled approximately $71,000, $47,000 and $36,000, respectively.

At December 31, 2005, future minimum annual rental commitments on non-cancelable leases (excluding operating leases with terms less than one year) (in thousands) are as follows:

Operating leases

2006	$679
2007	642
2008	458
2009	458
2010	138
2011	12

$2,387

In connection with the relocation of the Company’s Dallas office, the lessor agreed to pay approximately $250,000 as incentive to terminate the lease prior to its contractual expiration date. In connection with this transaction, the Company will recognize income of approximately $250,000 in the first quarter of 2006.

Litigation -In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against certain of the Company’s Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If the complainants’ claims have merit, they could be entitled to back wages of up to $5.0 million for the period from June 7, 2002 to June 6, 2005, consistent with prevailing jurisprudence. Based upon consultation with legal counsel, management believes the claims are without merit and is defending against them vigorously.

In addition, the Company is subject to various legal proceedings, tax audits and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of all these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the operating results of the period in which the ruling occurs. In addition, the estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

Foreign Currency-The Company’s production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

Employment Agreements-On January 1, 2004, the Company entered into a four year employment agreement with the co-founder of ISOGEN, an entity the Company acquired in 2001, to serve as an executive vice president of the Company. Pursuant to the agreement, he will be compensated at a rate of $250,000 per annum for the first year, subject to annual review for discretionary annual increases thereafter, and will be eligible to receive an annual cash bonus, the amount of which will be based upon meeting certain goals. In addition, on November 10, 2003, he was granted an option to purchase 200,000 shares of the Company’s common stock at $3.35 per share. In connection with his previous employment agreement, in 2002 the executive was granted an option to purchase 150,000 shares of the Company’s common stock at $4.00 per share, and was issued 11,587 unregistered shares of the Company’s common stock.

In December 2005, the Company entered into a three year employment agreement with its Chief Financial Officer. The agreement provides for annual base compensation of $300,000, plus additional short term incentive compensation conditioned on the attainment of certain quantity and quality objectives to be established by the Compensation Committee of the Board of Directors. The agreement also provides for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. In addition, the Company granted 250,000 fully vested options to purchase 250,000 shares of the Company's common stock ("Option Shares") at an exercise price of $3.28 per share. The options expire on the earlier of (i) December 21, 2015, (ii) 60 days after employment ceases or (iii) 12 months following the termination of employment as a result of his death or disability. Furthermore, no Option Shares may be sold during the first year after the date of grant; no more than 25% of the Option Shares may be sold during the second year after the date of grant; no more than 50% of the Option Shares may be sold during the second and third years after the date of grant, and no more than 75% of the Option Shares may be sold during the second, third and fourth years after the date of grant. No restrictions on sales apply after the fourth anniversary of the date of grant.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2005, such equipment had a book value of $690,000.

6.	PENSION BENEFITS

U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $71,000 to the plan for the fiscal year ended December 31, 2005.  For the fiscal years ended December 31, 2004 and 2003, the Company’s matching contributions were approximately $75,000 and $48,000 respectively.

Non-U.S. Pension benefits - Most of the Company’s non-U.S. subsidiaries provide for government mandated, defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations as of December 31, 2005. Pension expenses for foreign subsidiaries totaled approximately $251,000, $228,000 and $124,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively.

Included in accrued salary, wages and related benefits as of December 31, 2005 and 2004 are accrued pension liabilities related to the above unfunded plans totaling approximately $493,000 and $327,000 respectively.

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements. Amounts for 2003 are not significant and as such, have been excluded:

Benefit obligations:

Change in the benefit obligation	2005	2004
Projected Benefit Obligation at beginning of the year	$327	$154
Service cost	129	83
Interest cost	34	20
Increase/(decrease in liability)	-	50
Actuarial loss (Gain)	54	44
Benefits Paid	(51)	(24)
Projected Benefit Obligation at end of year	$493	$327

Components of Net Periodic Pension Cost:
	2005	2004
Accumulated benefit obligation	$169	$125
Vested benefit obligation	$50	$30

	2005	2004
Service cost	$129	$83
Interest cost	34	20
Amortization for Increase/(decrease in liability)	-	50
Actuarial loss (Gain)	54	44
Net Periodic pension cost	$217	$197

Unrecognized Actuarial Loss/ (Gain):

Experience gains and losses and effects of changes in actuarial assumptions are carried forward and amortized over a period no longer than the average future service of employees.

The following table sets out the unrecognized actuarial gain/(loss) (in thousands), as of December, 31 2005.

Net cumulative unrecognized actuarial gain/(loss) - January 1, 2005	-
Actuarial (loss) for the year	$(154)
Net cumulative unrecognized (loss) - December 31, 2005	(154)
Limit of corridor	28
Actuarial (loss) outside corridor to be recognized in future years	$(126)

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year.

	2005	2004
Discount rate	7.5%-14%	7.5%-12%
Rate of increase in compensation levels	7%-10%	7-10%

Estimated Future Benefit Payments:

The following benefit payments (in thousands), which reflect expected future service, as appropriate, are expected to be paid:

2006	$26
2007	29
2008	32
2009	35
2010	41
2011 to 2015	317

7.	CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. Each share of common stock has one vote. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

Stockholder Rights Plan-On December 16, 2002, the Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”) in which one right (“Right”) was declared as a dividend for each share of the Company’s common stock outstanding. The purpose of the plan is to deter a hostile takeover of the Company. Each Right entitles its holders to purchase, under certain conditions, one one-thousandth of a share of newly authorized Series C Participating Preferred Stock (“Preferred Stock”), with one one-thousandth of a share of Preferred Stock intended to be the economic and voting equivalent of one share of the Company’s common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 15% (25% in the case of specified executive officers of the Company) or more of the Company’s common stock or commences a tender or exchange offer, upon the consummation of which such person or group would beneficially own such percentage of the common stock. Upon such an event, the Rights enable dilution of the acquiring person’s or group’s interest by providing that other holders of the Company’s common stock may purchase, at an exercise price of $4.00, the Company’s common stock having a market value of $8.00 based on the then market price of the Company’s common stock, or at the discretion of the Board of Directors, Preferred Stock, having double the value of such exercise price. The Company will be entitled to redeem the Rights at $.001 per Right under certain circumstances set forth in the Rights Plan. The Rights themselves have no voting power and will expire on December 26, 2012, unless earlier exercised, redeemed or exchanged.

Common Stock Reserved-As of December 31, 2005, the Company had reserved for issuance approximately 7,445,000 shares of common stock pursuant to the Company’s stock option plans (including an aggregate of 1,015,164 options issued to the Company’s Chairman which were not granted pursuant to stockholder approved stock option plans).

Treasury Stock-In 2004, the Company retired 584,000 shares of its treasury stock.

8.	STOCK OPTIONS

The Company adopted, with stockholder approval, 1996, 1998, 2001, and 2002 Stock Option Plans (the “1996 Plan,” “1998 Plan,” “2001 Plan,” and “2002 Plan”) which provide for the granting of options to purchase not more than an aggregate of 1,999,992, 3,600,000, 900,000, and 950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options (“ISOs”) within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs (“Non-Qualified Options”).

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company’s stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1996 Plan after July 8, 2006; under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan after June 30, 2012.

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

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected lives of eight years for options granted in 2005, four to four and one-half years for options granted in 2004, and six years for options granted in 2003; risk free interest rate of 4.39% in 2005, 3.19% in 2004, and 4.2% in 2003; expected volatility of 150% in 2005, 114% in 2004, and 140% in 2003; and a zero dividend rate in each of the three years ended December 31, 2005. The weighted average grant date fair value of options granted in 2005, 2004, and 2003 was $3.28, $2.89 and $3.18, respectively.

The following table presents information related to stock options for 2005, 2004 and 2003.
		Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance 1/1/03		7,264,884		$1.99	5,402,457	$1.53

Cancelled		(127,176)		$2.42
Granted		1,002,000		$3.40
Exercised		(550,328)		$1.14

Balance 12/31/03		7,589,380		$2.34	5,780,204	$1.83

Cancelled		(49,174)		$1.55
Granted		214,000		$3.74
Exercised		(728,274)		$1.48

Balance 12/31/04		7,025,932		$2.36	5,985,748	$2.14
Cancelled		(249,267)		$3.67
Granted		784,000		$3.37
Exercised		(990,395)		$1.74
Balance 12/31/05		6,570,270		$2.72	6,372,254	$2.68

	Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance 12/31/05	$0.25 - 0.47	445,668	6	$0.41	445,668	$0.41
	$0.50 - 0.67	1,231,196	5	$0.57	1,231,196	$0.57
	$1.29	399,996	2	$1.29	399,996	$1.29
	$2.00	110,244	9	$2.00	110,244	$2.00
	$2.59	1,284,466	6	$2.59	1,284,466	$2.59
	$3.00 - 4.60	2,000,500	8	$3.47	1,840,467	$3.46
	$5.43 - 5.89	1,090,200	-	$5.45	1,052,217	$5.45
	$6.00 - 6.57	8,000	-	$6.24	8,000	$6.24
		6,570,270		$2.72	6,372,254	$2.68

Options granted prior to 2003 vest over a four year period and have a five year life. In 2004, substantially all options granted vest over a four year period and have a ten year life. In 2005, the Company granted to officers and directors, fully vested options to purchase 760,000 shares of the Company's common stock ("Option Shares") at an exercise price of ranging between $3.00 and $3.46 per share. The options expire on the earlier of (i) ten years after date of grant, (ii) 60 days after employment ceases and (iii) 12 months following the termination of employment as a result of his or her death or disability. Furthermore, no Option Shares may be sold during the first year after the date of grant; no more than 25% of the Option Shares may be sold during the second year after the date of grant; no more than 50% of the Option Shares may be sold during the second and third years after the date of grant, and no more than 75% of the Option Shares may be sold during the second, third and fourth years after the date of grant. No restrictions on sales apply after the fourth anniversary of the date of grant.

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

In May 2005, the Company and certain of its officers and directors agreed to change the initial exercise price and initial expiration date of vested options to purchase 1,390,346 shares of the Company’s common stock held by such officers to a new price of $2.59, and to new expiration dates as follows:

Quantity	Initial Price	Initial Expiration Date	New Price	New Expiration Date

540,346	$1.56	May 31, 2005	$2.59	108,000 per year commencing May 31, 2009, remainder on May 31, 2013

810,000	$2.25	770,000 on October, 8, 2005 and 40,000 on October 18, 2005	$2.59	162,000 per year commencing September 30, 2009 until September 30, 2012, 8,000 on September 30, 2013 and 154,000 on March 31, 2014

40,000	$2.50	October 3, 2005	$2.59	October 3, 2010

In connection with the extension, the option holders agreed not to sell, pledge or otherwise dispose of any of the shares of common stock received upon exercise of their respective option(s) referred to above until the earliest to occur of (i) May 16, 2007; (ii) the first day on which the closing market price for the Company’s stock is at least $5.00 per share for ten consecutive trading days; or (iii) the termination of employment or directorship (as applicable) with the Company either (A) by the Company, for reasons other than “for cause”; or (B) by the option holder, upon mutual agreement between the option holder and the Company.

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

No equity compensation expense has been recorded because the exercise price of the modified options was equal to the price of the underlying common stock on the date the grants were modified. In addition, pursuant to Emerging Issues Task Force (“EITF”) 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, the Company has determined that the modified grants continue to qualify for fixed accounting treatment.

In December 2005, the Company accelerated the vesting of options to purchase 790,000 shares of Common Stock that were previously granted to the Chief Executive Officer and certain officers and directors. Pursuant to the modification agreement, the officers and directors agreed to not sell, pledge or otherwise dispose of more than a certain number of shares issued or issuable upon exercise of these options during the period of time that such option shares would otherwise have not vested. As a result of the accelerated vesting, the Company will avoid future non-cash compensation charges approximating $1.3 million resulting from the Company’s adoption of SFAS 123 (R) on January 1, 2006.

9.	SEGMENT REPORTING AND CONCENTRATIONS

The Company’s operations are classified into two reporting segments: (1) outsourced content services and (2) IT professional services. The outsourced content services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company’s outsourced content services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

Commencing October 1, 2003, the Company unified its selling and related activities for its content and professional services segments. As such, selling and corporate administrative costs are not segregated by, nor are they allocated to, operating segments. The loss (income) before income taxes, by operating segment has been reclassified for comparative purposes.

	2005	2004	2003
	(in thousands)
Revenues:
Outsourced content services	$36,655	$43,701	$29,977
IT Professional services	5,397	10,248	6,737
Total consolidated	$42,052	$53,949	$36,714

Depreciation and amortization:
Outsourced content services	$2,728	$3,547	$4,157
IT Professional services	101	92	79
Selling and corporate administration	331	285	292
Total consolidated	$3,160	$3,924	$4,528

Loss (income) before income taxes:
Outsourced content services	$9,204	$16,116	$6,576
IT Professional services	1,052	4,671	2,778
Selling and corporate administration	(12,369)	(9,693)	(8,546)
Total consolidated	$(2,113)	$11,094	$808

	December 31,
	2005	2004
	(in thousands)
Total assets
Outsourced content services	$15,436	$15,937
IT Professional services	3,140	2,033
Corporate (includes corporate cash)	19,035	19,241
Total consolidated	$37,611	$37,211

Long-lived assets as of December 31, 2005 and 2004, respectively by geographic region are comprised of:

	2005	2004
	(in thousands)
United States	$2,022	$1,756

Foreign countries:
Philippines	2,573	2,626
India	848	827
Sri Lanka	144	180
Total foreign	3,565	3,633
	$5,587	$5,389

One client accounted for 27%, 23% and 33% of the Company's revenues for the years ended December 31, 2005, 2004 and 2003, respectively. One other client accounted for 12% and 31% of the Company’s revenues for the year ended December 31, 2005 and 2004, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2005, 2004 and 2003, revenues to non-US clients accounted for 35%, 30%, and 47%, respectively, of the Company's revenues.

Revenues for each of the three years ended December 31, 2005, 2004 and 2003 by geographic region (determined based upon customer’s domicile), are as follows:

	2005	2004	2003
	(in thousands)

United States	$27,243	$37,842	$19,582
The Netherlands	10,819	12,648	12,147
Other - principally Europe	3,990	3,459	4,985
	$42,052	$53,949	$36,714

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2005, approximately 36% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from one client. As of December 31, 2004, approximately 27% of the Company's accounts receivable was from foreign (principally European) clients and 69% of accounts receivable was due from two clients.

10.	INCOME (LOSS) PER SHARE

	2005	2004	2003
	(in thousands, except per share amounts)

Net (loss) income	$(1,651)	$7,857	$475

Weighted average common shares outstanding	23,009	22,288	21,570
Dilutive effect of outstanding options	-	2,529	1,396
Adjusted for dilutive computation	23,009	24,817	22,966

Basic (loss) income per share	$(.07)	$.35	$.02

Diluted (loss) income per share	$(.07)	$.32	$.02

Basic (loss) income per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted (loss) income per share is based on the weighted average number of common and potential common shares outstanding. The difference between weighted average common shares outstanding and adjusted dilutive shares outstanding represents the dilutive effect of outstanding options. Options to purchase 3,099,000 shares of common stock at December 31, 2005 and 1,337,000 shares of common stock at December 31, 2003 were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. Such shares excluded at December 31, 2004 were insignificant. In addition, diluted net loss per share in 2005 does not include 1,733,000 potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2005
Revenues	$11,190	$10,110	$9,647	$11,105
Net income (loss)	$299	($517)	($875)	($558)
Net income (loss) per share	$.01	($.02)	($.04)	($.02)
Diluted net income (loss) per share	$.01	($.02)	($.04)	($.02)
2004
Revenues	$12,157	$12,354	$15,927	$13,511
Net income	2,080	1,577	3,103	1,097
Net income per share	$.09	$.07	$.14	$.05
Diluted net income per share	$.08	$.06	$.13	$.04

12.	OTHER

In January 2004, the Company reached a settlement agreement and received $1,000,000 cash from a former client as full satisfaction of a $2.6 million dollar remaining outstanding balance that the Company had fully written off as a bad debt in 2001. The $1,000,000 receipt, net of $37,000 in recovery costs, is reflected as bad debt recovery income in the statement of operations for the year ended December 31, 2004.

In January 2005, the Company filed a registration statement on Form S-3 to register 4,250,000 shares of its common stock, plus 3,250,000 shares of common stock held by certain directors and officers of the Company. On March 23, 2005, the Company terminated the offering and, as such, in the fourth quarter 2004, expensed approximately $625,000 of offering costs.

13.	SUBSEQUENT EVENTS

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006 one of the Company’s Indian subsidiaries has received a tax assessment approximating $350,000, including interest, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and will vigorously appeal the assessment. However, the ultimate outcome cannot be determined at this time.

In addition, the Company has been notified that its U.S. federal income tax return for 2004 will be subject to audit by the I.R.S. Since such audit has not yet commenced, the Company has no basis for determining the amount of any potential tax adjustment that might result from such audit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

Item 10. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

The information concerning the Company’s Executive Officers required by this Item is incorporated by reference to the Company’s proxy statement under the heading “Executive Officers”. The information concerning the Company’s Directors required by this Item is incorporated by reference to the Company’s proxy statement under the heading “Election of Directors”. Information concerning compliance by the Company’s Officers, Directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company’s Proxy Statement under the heading “Compliance with Section 16(a) of the Exchange Act.” Information regarding the presence of an audit committee financial expert required by this Item is incorporated by reference to the Company’s Proxy Statement under the heading “Committees of the Board of Directors.”

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. The text of the Company’s code of ethics is posted on its website at www.innodata-isogen.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable NASDAQ and SEC requirements.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year. Information appearing under the captions “Compensation Committee Report on Executive Compensation”; “Report of the Audit Committee” and “Stock Performance Graph” to be included in the Company’s 2006 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Item 13. Certain Relationships and Related Transactions.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

III-1

Item 14. Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

III-2

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements. See Item 8. Index to Financial Statements.
2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
3. Exhibits

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended
	April 29, 1993	December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation filed on	December 31, 2003
March 1, 2001

3.1 (c)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation	December 31, 2003
Filed on November 14, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated
	Series C Participating Preferred Stock	December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of	Exhibit 4.1 to Form 8-K dated December 16, 2002
December 16, 2002 between Innodata Corporation
and American Stock Transfer & Trust Co., as
Rights Agent

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement	Filed as Exhibit 10.3 to Form 10-K dated December 31, 2002
Between us and our directors and one of our
officers

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of	Filed as Exhibit 10.10 to our Form 10-K for the year ended
	January 1, 2004 with George Kondrach	December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by	Filed as Exhibit 10.2 to Form S-3 Registration statement
	and between us and The Bank of New York	No. 333-121844

10.12	Employment Agreement dated as of December 22,2005	Exhibit 10.1 to Form 8-K dated December 28, 2005
22, 2005, by and between us and Steven L. Ford

Exhibit	Description	Filed as Exhibit
10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005	Filed as Exhibit 10.2 to Form 8-K dated December 28, 2005
Dated December 22, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for	Exhibit 10.5 to Form 8-K dated December 15, 2005
Directors

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for	Exhibit 10.8 to Form 8-K dated December 15, 2005
each of Haig Bagerdjian, Louise Forlenza,
John Marozsan and Todd Solomon

10.19	Form of new vesting and lock-up agreement	Exhibit 10.9 to Form 8-K dated December 15, 2005
for Jack Abuhoff

10.20	Form of new vesting and lock-up agreement	Exhibit 10.10 to Form 8-K dated December 15, 2005
for George Kondrach

10.21	Form of new vesting and lock-up agreement	Exhibit 10.11 to Form 8-K dated December 15, 2005
for Stephen Agress

10.22	Form of 2001 Stock Option Plan Grant Letter,	Exhibit 10.2 to Form 8-K dated January 5, 2006
dated December 31, 2005, for Messrs. Abuhoff,
Agress and Kondrach

10.23	Form of 2001 Stock Option Plan Grant Letter,	Exhibit 10.3 to Form 8-K dated January 5, 2006
dated December 31, 2005, for Messrs. Bagerdjian
and Marozsan and Ms. Forlenza

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section	Filed herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section	Filed herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

INNODATA ISOGEN, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 was as follows:

		Additions
	Balance at	Charged to	Charged to		Balance at
Period	Beginning of Period	Costs and Expenses	Other Accounts	Deductions	End of Period

2005	$135	$9	$-	$(33)	$111

2004	$1,219	$25	$-	(1,109)	$135

2003	$1,254	$-	$-	$(35)	$1,219

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.

By:	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board of Directors,	March 29, 2006
Jack Abuhoff	Chief Executive Officer and President

/s/ Steven L. Ford	Executive Vice President,	March 29, 2006
Steven L. Ford	Chief Financial Officer

/s/ Stephen Agress	Vice President Finance,	March 29, 2006
Stephen Agress	Chief Accounting Officer

/s/ Haig S. Bagerdjian	Director	March 29, 2006
Haig S. Bagerdjian

/s/ Louise C. Forlenza	Director	March 29, 2006
Louise C. Forlenza

/s/ John R. Marozsan	Director	March 29, 2006
John R. Marozsan