Form 10-Q
period 2006-03-31
INNODATA ISOGEN INC
filed 2006-05-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-22196

INNODATA ISOGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three University Plaza	07601
Hackensack, New Jersey	(Zip Code)
(Address of principal executive offices)

(201) 488-1200
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 30, 2006
$.01 par value per share	24,086,603 shares

PART I.	FINANCIAL INFORMATION	Pg. No.

	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Quantitative and Qualitative Disclosures about Market Risk	22
	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$20,305	$20,059
Accounts receivable-net	6,078	7,169
Prepaid expenses and other current assets	1,723	1,543
Refundable income taxes	1,215	1,215
Deferred income taxes	133	338

Total current assets	29,454	30,324

PROPERTY AND EQUIPMENT - NET	5,086	4,823

OTHER ASSETS	1,872	1,789

GOODWILL	675	675

TOTAL	$37,087	$37,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,135	$3,299
Accrued salaries, wages and related benefits	3,455	3,567
Income and other taxes	1,431	1,363
Current portion of long term obligations	621	663

Total current liabilities	9,642	8,892

DEFERRED INCOME TAXES	1,152	1,357

LONG TERM OBLIGATIONS	411	548

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding Common stock, $.01 par value; 75,000,000 shares authorized; 24,087,000 and 23,669,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	241	237
Additional paid-in capital	17,042	16,632
Retained earnings	8,599	9,945

Total stockholders’ equity	25,882	26,814

TOTAL	$37,087	$37,611

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

REVENUES	$10,285	$11,190

OPERATING COSTS AND EXPENSES:
Direct operating expenses	8,353	8,203
Selling and administrative expenses	3,386	2,684
Interest (income) - net	(151)	(81)

Total	11,588	10,806
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,303)	384

PROVISION FOR INCOME TAXES	43	85
NET (LOSS) INCOME	$(1,346)	$299

BASIC (LOSS) INCOME PER SHARE	$(.06)	$.01
WEIGHTED AVERAGE SHARES OUTSTANDING	24,033	22,691

DILUTED (LOSS) INCOME PER SHARE	$(.06)	$.01
ADJUSTED DILUTIVE SHARES OUTSTANDING	24,033	25,110

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(1,346)	$299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	866	824
Non-cash compensation	58	6
Deferred income taxes	-	21
Changes in operating assets and liabilities:
Accounts receivable	1,091	1,961
Prepaid expenses and other current assets	(297)	684
Other assets	(67)	(93)
Accounts payable and accrued expenses	602	(202)
Accrued salaries and wages	(112)	(95)
Income and other taxes	68	(309)
Net cash provided by operating activities	863	3,096

INVESTING ACTIVITIES:
Capital expenditures	(794)	(332)

FINANCING ACTIVITIES:
Payment of long-term obligations	(179)	(42)
Proceeds from exercise of stock options	356	37

Net cash provided by (used in) financing activities	177	(5)

INCREASE IN CASH	246	2,759

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	20,059	20,663

CASH AND EQUIVALENTS, END OF PERIOD	$20,305	$23,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$6
Income taxes	$25	$464
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$234	$-

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

1.
 Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides outsourced content services and content-related information technology (IT) professional services. The Company’s outsourced content services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The Company’s IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K. Other than as described in Note 4 to the Financial Statements, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2005 financial statements.

2.	An analysis of the changes in each caption of stockholders' equity for the three months ended March 31, 2006 and 2005 (in thousands) is as follows.

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

January 1, 2006	23,669	$237	$16,632	$9,945	$26,814

Net loss	-	-	-	(1,346)	(1,346)

Issuance of common stock upon exercise of stock options	418	4	352	-	356

Non-cash equity compensation	-	-	58	-	58

March 31, 2006	24,087	$241	$17,042	$8,599	$25,882

January 1, 2005	22,679	$227	$14,914	$11,596	$26,737

Net income	-	-	-	299	299

Issuance of common stock upon exercise of stock options	14	-	37	-	37

Tax benefit from exercise of options	-	-	11	-	11

Non-cash equity compensation
	-	-	6	-	6
March 31, 2005	22,693	$227	$14,968	$11,895	$27,090

3.
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 1.9 million shares of common stock in 2006 and 1.1 million shares of common stock in 2005 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share for 2006 does not include 1,015,000 potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

The basis of the (loss) earnings per share computation for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts) is as follows:

	2006	2005

Net (loss) income	$(1,346)	$299

Weighted average common shares outstanding	24,033	22,691
Dilutive effect of outstanding options	-	2,419

Adjusted for dilutive computation	24,033	25,110

Basic (loss) income per share	$(.06)	$.01

Diluted (loss) income per share	$(.06)	$.01

4.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense had been recognized at the time stock option awards were granted because the awards had an exercise price equal to or greater than the market value of the Company’s stock on the date of the grant. However, at times, compensation expense had been recognized upon the modifications of stock option grants.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share based payment awards granted during the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company recognized compensation expense of approximately $58,000 in the three months ended March 31, 2006. The effect of adopting SFAS 123(R) on basic and diluted loss per share for the three months ended March 31, 2006 was negligible.

SFAS No. 123(R) requires the Company to present pro forma information for the periods prior to adoption as if the Company had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized over the requisite service period, which generally equals the vesting period.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 (in thousands, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

Net income as reported	$299

Deduct: Total stock-based employee
Compensation determined under fair value
based method, net of related tax effects	(266)

Pro forma net income	$33

Income per share:
Basic - as reported	$.01
Basic - pro forma	$-

Diluted - as reported	$.01
Diluted - pro forma	$-

5.
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

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)

Revenues
Outsourced content services	$9,258	$10,007
IT professional services	1,027	1,183

Total consolidated	$10,285	$11,190

Depreciation and amortization:
Outsourced client services	$747	$726
IT professional services	29	27
Selling and corporate administration	90	71
Total consolidated	$866	$824

(Loss) Income before income taxes
Outsourced client services	$1,651	$2,826
IT professional services	62	(93)
Selling and corporate administration	(3,016)	(2,349)
Total consolidated	$(1,303)	$384

	March 31,	December 31,
	2006	2005
	(in thousands)

Total assets
Outsourced content services	$15,215	$15,436
IT professional services	3,322	3,140
Corporate (includes corporate cash)	18,550	19,035
Total consolidated	$37,087	$37,611

One client accounted for 29% and 20% of the Company's revenues in the three months ended March 31, 2006 and 2005, respectively. Two additional clients accounted for 12% and 11% of revenues in the three months ended March 31, 2006 and one other client accounted for 29% of the revenues for the comparable period in 2005. No other client accounted for 10% or more of the Company’s revenues during these periods.

The Company’s revenues from non US clients were 37% and 28% in the three months ended March 31, 2006 and 2005, respectively.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2006, approximately 28% of the Company’s accounts receivable was from foreign (principally European) clients and 31% of accounts receivable was due from two clients.

6.	Long term obligations at March 31, 2006 and December 31, 2005 consist of the following (amounts in thousands):

	2006	2005
Long term vendor obligations for software licenses	$924	$1,056
Capital lease obligations	108	155
	1,032	1,211
Less: current portion	621	663
Long term portion	$411	$548

7.
In the three months ended March 31, 2006, the provision for income taxes is principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, the Company did not recognize a tax benefit on U.S. net operating losses generated during the period. In the three months ended March 31, 2005, the provision for income taxes as a percentage of income before income taxes was 22% which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $3.0 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively.

8.	Included in selling and administrative expenses are research and development costs approximating $285,000 for the three months ended March 31, 2006.

In addition, for the three months ended March 31, 2006, selling and administrative expenses were reduced by $246,000 received from a lessor as compensation for vacating leased premises prior to the expiry of the stipulated lease term.

9.
U.S. Defined Contribution Pension Plan -The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions.

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

The net periodic pension cost for the non U.S. defined pension plans, for the three months ended March 31, 2006 (in thousands), consists of the following:

Service cost	$43
Interest cost	14
Actuarial loss	13
$70

Amounts for 2005 are not significant and as such, have been excluded from the presentation above.

10.
The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which has been extended to July 31, 2006, is secured by the company’s accounts receivable. The Company has not borrowed against its credit line in 2006.

11.
In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against one of the Company’s Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If the complainants’ claims have merit, they could be entitled to back wages of up to $5.0 million for the period from June 7, 2002 to June 6, 2005, consistent with prevailing jurisprudence. Based upon consultation with legal counsel, management believes the claims are without merit and is defending against them vigorously.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006 one of the Company’s Indian subsidiaries has received a tax assessment approximating $350,000, including interest, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. However, the ultimate outcome cannot be determined at this time.

In addition, the Company has been notified that its U.S. federal income tax return for 2004 will be subject to audit by the I.R.S and that the State of New Jersey will audit its income and sales tax returns for various periods through 2006. The Company has no basis at this time for determining the amount of any potential tax adjustments that might result from such audits.

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

13.
On April 26, 2006, the Company entered into a three year employment agreement with its Chief Executive Officer (“CEO”). The agreement, which has an effective date of February 1, 2006, provides for: annual base compensation of $369,000 subject to cost of living adjustments and annual discretionary increases as determined by the Company's Board of Directors; additional cash incentive or bonus compensation for each calendar year determined by the compensation committee of the Board of Directors in its discretion and conditioned on the attainment of certain quantitative objectives to be established by the compensation committee with a target bonus of not less than 50% of base salary for the year; and equity-based incentive compensation in such amounts as shall be determined by the compensation committee, which, if granted, shall have an exercise price equal to the fair market value of the shares at the time of the grant. The agreement also provides for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. In the event the CEO is terminated without cause (as defined) or, if upon expiration of the term of the agreement the Company does not offer to enter into a successor agreement on substantially similar terms, the CEO is entitled to receive payments in an amount equal to the greater of (i) his then base salary for 24 months or (ii) the number of months remaining in the term of the agreement; the continuation of his health, life, disability and non-qualified retirement plan benefits for the greater of (i) 24 months or (ii) the number of months remaining in the term of the agreement; twice the CEO’s then bonus target; and the removal of any vesting, transfer, lock up, performance or other restrictions or requirements on his stock options or other equity-based compensation. In the event the CEO resigns after the 6-month anniversary of a change of control (as defined), the CEO is entitled to receive severance payments in an amount equal to the greater of (i) his then base salary for 36 months or (ii) the number of months remaining in the term of the agreement; the continuation of his health, life, disability and non-qualified retirement plan benefits for the greater of (i) 36 months or (ii) the number of months remaining in the term of the agreement; three times his then bonus target; and the removal of any vesting, transfer, lock up, performance or other restrictions or requirements on his stock options or other equity-based compensation. The agreement also provides for potential tax gross-up payments in respect of income taxes and penalties that may be imposed on the CEO under Section 409A of the Internal Revenue Code, and in respect of excise taxes and penalties that may be imposed on the CEO under Section 4999 of the Internal Revenue Code.

14.
The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of March 31, 2006, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

15.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of March 31, 2006, the Company has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS 154 in future periods, when applicable.

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

The Company

Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides outsourced content services and content-related information technology (IT) professional services.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. While we seek, wherever possible, to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we have at times been unable to avoid declines in revenues when large projects are completed, and we may continue to encounter this difficulty in the future. Our inability in any period to obtain sufficient new projects to counterbalance any decreases in such work adversely affects our revenues and results of operations for the period.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. We may lose any of these or any of our other major clients as a result of our failure to meet or satisfy our clients’ requirements; the completion, termination or reduction of a project or engagement; or the selection of another service provider. Our revenues and results of operations are adversely affected when these events occur.

Our services are typically subject to client requirements, and in many cases are terminable by the client upon 30 to 90 days’ notice.

Other factors, some of which are beyond our control, that may also affect our quarterly results include the size, mix, timing and terms and conditions of client projects; variations in the duration, size and scope of our projects or engagements; market acceptance of our clients’ new products and services; our ability to manage costs; local factors and events that affect our production volume, such as local holidays; unforeseen events, such as earthquakes, storms and civil unrest; currency exchange fluctuations; changes in pricing policies by us or our competitors; the introduction of new services by us or our competitors; and acquisition and integration costs related to possible acquisitions of other businesses.

The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, the majority of our contracts contain provisions for price adjustment.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenues

Revenues were $10.3 million for the three months ended March 31, 2006 compared to $11.2 million for the similar period in 2005, a decrease of 8%.

Revenues from outsourced content services decreased 7% to $9.3 million for the three months ended March 31, 2006 from $10.0 million for the similar period in 2005. This decrease primarily reflects a $2.8 million decline in revenues from a major outsourced content services project that was terminated late in the first quarter of 2005. The impact from this project termination was in part offset by increased revenues from various other projects.

Revenues from IT professional services decreased approximately $200,000, from $1.2 million for the three months ended March 31, 2005 to $1.0 million for the similar period in 2006.

One client accounted for 29% and 20% of the Company's revenues in the three months ended March 31, 2006 and 2005, respectively. Two additional clients accounted for 12% and 11% of revenues in the three months ended March 31, 2006 and one other client accounted for 29% of the revenues for the same period in 2005. No other client accounted for 10% or more of our total revenues for these periods. For the three months ended March 31, 2006 and 2005, revenues from clients located in foreign countries (principally in Europe) accounted for 37% and 28% of our total revenues, respectively.

For the three months ended March 31, 2006 approximately 60% of our revenue was recurring and 40% was non-recurring, compared with 59% and 41%, respectively, for the three months ended March 31, 2005.

Direct Operating Costs

Direct operating costs were $8.4 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively, an increase of 2%. Direct operating costs as a percentage of revenues for the three months ended March 31, 2006 and 2005, were 81% and 73% respectively.

Direct operating costs for outsourced content services were $7.4 million and $6.9 million in the three months ended March 31, 2006 and 2005, respectively, an increase of 7%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 79% and 68% for the three months ended March 31, 2006 and 2005, respectively. The increase in direct operating costs of outsourced content services principally results from annual pay rate increases for both management and production personnel, and from growth in our engineering technology department.

Direct operating costs for IT professional services were $1.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, a decrease of 24%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 99% and 108% for the three months ended March 31, 2006 and 2005, respectively. The decrease in direct operating costs of IT professional services for the 2006 period was principally due to a reduction in labor costs. We have chosen to retain a substantial portion of our fixed resources, which will allow us to earn increased margins as IT professional services revenues grow.

Selling and Administrative Expenses

Selling and administrative expenses were $3.4 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively, an increase of 26%. Selling and administrative expenses as a percentage of revenues were 33% and 24% for the three months ended March 31, 2006 and 2005, respectively. Included as a reduction of selling and administrative expenses for the three months ended March 31, 2006 is approximately $246,000 received as inducement to terminate our Dallas office lease prior to its contractual expiration date. Excluding this income amount, our selling and administrative costs were $3.6 million, a 35% increase from March 31, 2005. Our selling and marketing expenses increased by approximately $400,000, principally as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, during the three months ended March 31, 2006, we spent approximately $300,000 in new services research and development. The balance of the increase reflects general increases in administrative costs.

Net Loss / Income:

We recorded a net loss of $1.3 million in the three months ended March 31, 2006 compared with net income of approximately $300,000 in the comparable period in 2005. The principal reasons for the decrease in 2006 were the decline in revenues and the increase in selling and administrative costs.

Provision for Income Taxes:

In the three months ended March 31, 2006, the provision for income taxes is principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, we did not recognize a tax benefit on U.S. net operating losses generated during the period. In the three months ended March 31, 2005, the provision for income taxes as a percentage of income before income taxes was 22%, which is lower than the U.S. Federal statutory tax rate, principally due to certain overseas income which is neither subject to foreign income taxes because of tax holidays granted to the Company, nor subject to tax in the U.S. unless repatriated.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	March 31, 2006	December 31, 2005

Cash and Cash Equivalents	$20,305	$20,059
Working Capital	19,812	21,432

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $863,000 for the three months ended March 31, 2006 compared to $3.1 million provided by operating activities for the three months ended March 31, 2005, a decrease of approximately $2.2 million. The $2.2 million decrease in net cash provided by operating activities is principally due to a $1.6 million reduction in net income and a $600,000 reduction in other net operating assets and liabilities.

Accounts receivable totaled approximately $6.1 million at March 31, 2006, representing approximately 51 days of sales outstanding compared to $7.2 million, or 55 days, at December 31, 2005. The decrease in days outstanding resulted from increased accounts receivable collections during 2006.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2006, approximately 28% of the Company’s accounts receivable was from foreign (principally European) clients, and 31% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

For the three months ended March 31, 2006, we spent cash approximating $794,000 for capital expenditures, compared to approximately $332,000 for the three months ended March 31, 2005. Capital spending in 2006 related principally to normal ongoing equipment upgrades and to office improvements. Furthermore, during the three months ended March 31, 2006 we financed the purchase of software licenses totaling approximately $162,000. Capital spending in the three months ended March 31, 2005 related principally to normal ongoing equipment upgrades. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million. In addition, in the next twelve months, we anticipate spending approximately $1.6 million on construction and infrastructure related costs in connection with the relocation of three of our Asian facilities, and for the renovation of our U.S. headquarters. Such anticipated expenditures are in addition to potential capital expenditures for new service offerings.

Net Cash Provided by Financing Activities

Proceeds from the exercise of stock options provided cash approximating $356,000 and $37,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, payments of long-term obligations approximated $179,000 and $42,000 for the three months ended March 31, 2006 and 2005, respectively.

Availability of Funds

We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line is secured by our accounts receivable. There are no amounts outstanding under this facility. The line currently expires on July 31, 2006.

We believe that existing cash and internally generated funds will be sufficient for our reasonably anticipated working capital and capital expenditure requirements during the next 12 months. We fund our foreign expenditures from our U.S. corporate headquarters on an as-needed basis.

Inflation, Seasonality and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. Contracts are typically subject to various termination provisions.

Our quarterly operating results are also subject to seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. In addition, demand for our services may be lower in the fourth quarter due to reduced activity during the holiday season and fewer working days during this period.

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

We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue for such services billed under fixed fee arrangements in a manner similar to the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable), and we record revenues recognized in excess cash receipts and billed amounts due from customers as revenues earned in excess of billings (which is included in accounts payable and accrued expenses). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three months ended March 31, 2006 and 2005, respectively We recognize revenue billed on a time and materials basis as we perform the services.

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

Goodwill and Other Intangible Assets

SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the annual goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (7.75% at March 31, 2006) plus ½% or LIBOR (4.875% at March 31, 2006) plus 3%. We have not borrowed under this line in 2006. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1A.	Risk Factors. Not Applicable

Item 2.	Changes in Securities. Not Applicable

Item 3.	Defaults upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable.

Item 5.	Other Information. Not Applicable

Item 6.	(a) Exhibits.

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

INNODATA ISOGEN, INC.

Date:	May 12, 2006	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	May 12, 2006	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer