Form 10-Q
period 2006-06-30
INNODATA ISOGEN INC
filed 2006-08-14
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 31, 2006
$.01 par value per share	24,086,603 shares

PART I.	FINANCIAL INFORMATION	Page No.

	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations for the Three
	Months Ended June 30, 2006 and 2005	3
	Condensed Consolidated Statements of Operations for the Six
	Months Ended June 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements for the Six
	Months Ended June 30, 2006 and 2005	6
	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15
	Quantitative and Qualitative Disclosures about Market Risk	26
	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
	Unaudited	Derived from audited financial statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$18,026	$20,059
Accounts receivable-net	5,902	7,169
Prepaid expenses and other current assets	1,826	1,543
Refundable income taxes	1,215	1,215
Deferred income taxes	133	338

Total current assets	27,102	30,324

PROPERTY AND EQUIPMENT - NET	5,140	4,823

OTHER ASSETS	1,819	1,789

GOODWILL	675	675

TOTAL	$34,736	$37,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,154	$3,299
Accrued salaries, wages and related benefits	4,135	3,567
Income and other taxes	1,329	1,363
Current portion of long term obligations	663	663

Total current liabilities	10,281	8,892

DEFERRED INCOME TAXES	1,152	1,357

LONG TERM OBLIGATIONS	314	548

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized;
24,087,000 and 23,669,000 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	241	237
Additional paid-in capital	17,101	16,632
Retained earnings	5,647	9,945

Total stockholders’ equity	22,989	26,814

TOTAL	$34,736	$37,611

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

REVENUES	$9,721	$10,110

OPERATING COSTS AND EXPENSES:
Direct operating expenses	8,545	7,497
Selling and administrative expenses	4,167	3,406
Interest (income) - net	(161)	(114)

Total	12,551	10,789
LOSS BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES	(2,830)	(679)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	122	(162)
NET LOSS	$(2,952)	$(517)

BASIC AND DILUTED LOSS PER SHARE	$(.12)	$(.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,087	22,903

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

REVENUES	$20,006	$21,300

OPERATING COSTS AND EXPENSES:
Direct operating expenses	16,898	15,700
Selling and administrative expenses	7,553	6,090
Interest (income) expense - net	(312)	(195)

Total	24,139	21,595
LOSS BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES	(4,133)	(295)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	165	(77)
NET LOSS	$(4,298)	$(218)

BASIC AND DILUTED LOSS PER SHARE	$(.18)	$(.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,060	22,798

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(4,298)	$(218)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,772	1,583
Non-cash compensation	117	12
Deferred income taxes	-	243
Changes in operating assets and liabilities:
Accounts receivable	1,267	2,040
Prepaid expenses and other current assets	(586)	(50)
Other assets	(63)	(141)
Accounts payable and accrued expenses	855	(164)
Accrued salaries and wages	568	(616)
Income and other taxes	(34)	(356)
Net cash (used in) provided by operating activities	(402)	2,333

INVESTING ACTIVITIES:
Capital expenditures	(1,589)	(729)

FINANCING ACTIVITIES:
Payment of long-term obligations	(398)	(85)
Proceeds from exercise of stock options	356	763

Net cash (used in) provided by financing activities	(42)	678

(DECREASE) INCREASE IN CASH	(2,033)	2,282

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	20,059	20,663

CASH AND EQUIVALENTS, END OF PERIOD	$18,026	$22,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4	$10
Income taxes	$166	$499
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$164	$1,583

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2.	An analysis of the changes in each caption of stockholders' equity for the six months ended June 30, 2006 and 2005 (in thousands) is as follows.

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total

January 1, 2006	23,669	$237	$16,632	$9,945	$26,814

Net loss	-	-	-	(4,298)	(4,298)

Issuance of common stock
upon exercise of stock options	418	4	352	-	356

Non-cash equity compensation	-	-	117	-	117

June 30, 2006	24,087	$241	$17,101	$5,647	$22,989

January 1, 2005	22,679	$227	$14,914	$11,596	$26,737

Net loss	-	-	-	(218)	(218)

Issuance of common stock
upon exercise of stock options	478	5	758	-	763

Tax benefit from exercise
of options	-	-	138	-	138

Non-cash equity compensation	-	-	12	-	12

June 30, 2005	23,157	$232	$15,822	$11,378	$27,432

3.
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 3.0 million shares of common stock in 2006 and 2.5 million shares of common stock in 2005 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 795,000 and 1,700,000 potential common shares for the three months ended June 30, 2006 and 2005, respectively, and 905,000 and 2,103,000 potential common shares derived from stock options for the six months ended June 30, 2006 and 2005, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share based payment awards granted during the three and six months ended June 30, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company recognized compensation expense of approximately $58,000 and $117,000 in the three and six months ended June 30, 2006, respectively. There was no material impact as a result of adopting SFAS 123(R) on basic and diluted loss per share for the three and six months ended June 30, 2006.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the three and six months ended June 30, 2006, share-based compensation expense related to the company’s various stock option plans was allocated as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of sales	$20	$39
Selling and administrative expenses	38	78

Total share based compensation	$58	$117

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

The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 (in thousands, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

	Three months ended June 30, 2005		Six months ended June 30, 2005

Net loss as reported		$(517)		$(218)

Deduct: Total stock-based employee
compensation determined under fair value
based method, net of related tax effects		(2,519)		(2,785)

Pro forma net loss		$(3,036)		$(3,003)

Loss per share:
Basic - as reported	$	( .02)	$	( .01)
Basic - pro forma		$(.13)		$(.13)

Diluted - as reported		$(.02)		$(.01)
Diluted - pro forma		$(.13)		$(.13)

The following table presents information related to stock options for the six months ended June 30, 2006.

		Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance-12/31/05		6,570,270		$2.72	6,372,254	$2.68
Cancelled		(1,285,200)		$5.24
Granted		-		-
Exercised		(417,220)		$1.03
Balance-6/30/06		4,867,850		$2.22	4,765,737	$2.19

	Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance-6/30/06	$0.25 - 0.47	130,668	1	$0.26	130,668	$0.26
	$0.50 - 0.67	1,205,196	4	$0.57	1,205,196	$0.57
	$1.29	399,996	1	$1.29	399,996	$1.29
	$2.00	104,644	8	$2.00	104,644	$2.00
	$2.59	1,214,346	5	$2.59	1,214,346	$2.59
	$3.00 - 4.60	1,813,000	8	$3.42	1,710,887	$3.41
		4,867,850		$2.22	4,765,737	$2.19

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues
Outsourced content services	$8,411	$8,293	$17,669	$18,300
IT professional services	1,310	1,817	2,337	3,000
Total consolidated	$9,721	$10,110	$20,006	$21,300

Depreciation and amortization:
Outsourced client services	$765	$665	$1,503	$1,391
IT professional services	32	20	62	47
Selling and corporate administration	119	74	207	145
Total consolidated	$916	$759	$1,772	$1,583

(Loss) income before income taxes
Outsourced client services	$753	$1,699	$2,405	$4,525
IT professional services	281	700	342	607
Selling and corporate administration	(3,864)	(3,078)	(6,880)	(5,427)
Total consolidated	$(2,830)	$(679)	$(4,133)	$(295)

	June 30,	December 31,
	2006	2005
	(in thousands)

Total assets
Outsourced content services	$13,245	$15,436
IT professional services	3,149	3,140
Corporate (includes corporate cash)	18,342	19,035
Total consolidated	$34,736	$37,611

One client accounted for 24% and 25% of the Company's revenues in the three months ended June 30, 2006 and 2005, respectively. A second client accounted for 15% of revenues for three months period ended June 30, 2006. No other client accounted for 10% or more of the total revenues for these periods. Further, in the three months ended June 30, 2006 and 2005, revenues to non-US clients accounted for 34% and 35%, respectively, of the Company's revenues.

One client accounted for 27% and 22% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Two clients accounted for 13% and 11% of revenues for the six months ended June 30, 2006 and another client accounted for 20% of revenues for the same period in 2005. No other client accounted for 10% or more of the total revenues for these periods. Further, in the six months ended June 30, 2006 and 2005, revenues to non-US clients accounted for 36% and 31%, respectively, of the Company's revenues.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2006, approximately 38% of the Company’s accounts receivable was from foreign (principally European) clients and 42% of accounts receivable was due from two clients.

6.	Long term obligations at June 30, 2006 and December 31, 2005 consist of the following (amounts in thousands):

	2006	2005
Long term vendor obligations for software licenses	$915	$1,056
Capital lease obligations	62	155
	977	1,211
Less: current portion	663	663
Long term portion	$314	$548

7.
In April 2006, the Company’s subsidiary in Sri Lanka entered into a new facility lease agreement, to replace its existing lease agreement, which expires September 2006. The new lease has an initial term of six years commencing October 1, 2006, with an option to renew for an additional six year term. In addition, the Company can terminate the lease at anytime after the first three years of the lease term, upon giving four months’ advance notice.

Pursuant to lease terms, advance rent paid by the Company, totaling approximately $130,000 will be amortized over the six year term of the lease. Rental payments, which approximate $10,800 per month during the first year, are subject to increase at a rate of five percent per annum.

8.
In the three and six months ended June 30, 2006, the provision for income taxes is principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income, and to a $90,000 provision for foreign tax assessments. In addition, the Company did not recognize a tax benefit on U.S. net operating losses generated during the period. In the three months ended June 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 24% which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries not subject to income taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4.2 million and $1.1 million at June 30, 2006 and December 31, 2005, respectively.

9.
Included in selling and administrative expenses are research and development costs approximating $267,000 and $552,000 for the three and six months ended June 30, 2006 as compared with approximately $200,000 for both the three and six months ended June 30, 2005.

In addition, for the six months ended June 30, 2006, selling and administrative expenses were reduced by $246,000 received from a lessor as compensation for vacating leased premises prior to the expiry of the stipulated lease term.

10.
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

The net periodic pension cost for the non U.S. defined pension plans, for the three and six months ended June 30, 2006 (in thousands), consists of the following:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Service cost	$39	$83
Interest cost	14	27
Actuarial loss	11	24
	$64	$134

Amounts for 2005 are not significant and as such, have been excluded from the presentation above.

11.
The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May 2007, is secured by the company’s accounts receivable. The Company has not borrowed against its credit line in 2006.

12.
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

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006 one of the Company’s Indian subsidiaries has received a tax assessment approximating $350,000, including interest, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also commenced an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome cannot be determined at this time.

In addition, the Company’s U.S. federal income tax return for 2004 is currently undergoing audit by the I.R.S; furthermore, the State of New Jersey will audit its income and sales tax returns for various periods through 2006. The Company has no basis at this time for determining the amount of any potential tax adjustments that might result from such audits.

Further, the Company is subject to various legal proceedings, tax audits and claims which arise in the ordinary course of business.

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

15.
An executive vice president of the Company was provided a separation agreement in connection with the termination of his employment with the Company effective as of May 26, 2006. Pursuant to the separation agreement, the Company will continue to pay his base salary for a period of twelve months, as provided for in his employment agreement. Included in selling and administrative expenses for the three and six months ended June 30, 2006 is accrued severance costs of approximately $275,000.

16.
The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of June 30, 2006, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

17.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect of FIN 48, if any, on its financial statements.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues

Revenues were $9.7 million for the three months ended June 30, 2006 compared to $10.1 million for the similar period in 2005, a decrease of 4%.

Revenues from outsourced content services decreased 1% to $8.4 million for the three months ended June 30, 2006 from $8.3 million for the similar period in 2005.

Revenues from IT professional services decreased 28% from $1.8 million for the three months ended June 30, 2005 to $1.3 million for the similar period in 2006. The $500,000 decrease in revenue primarily reflects lower value project engagements from certain existing clients.

One client accounted for 24% and 25% of our revenues in the three months ended June 30, 2006 and 2005, respectively. A second client accounted for 15% of our revenues for three months period ended June 30, 2006. No other client accounted for 10% or more of our total revenues for these periods.

For the three months ended June 30, 2006 and 2005, revenues from clients located in non-US countries (principally in Europe) accounted for 34% and 35%, respectively, of our total revenues.

For the three months ended June 30, 2006 approximately 61% of our revenue was recurring and 39% was non-recurring, compared with 57% and 43%, respectively, for the three months ended June 30, 2005.

Direct Operating Costs

Direct operating costs were $8.5 million and $7.5 million for the three months ended June 30, 2006 and 2005, respectively, an increase of 14%. Direct operating costs as a percentage of revenues for the three months ended June 30, 2006 and 2005, were 88% and 74% respectively.

Direct operating costs for outsourced content services were $7.5 million and $6.4 million in the three months ended June 30, 2006 and 2005, respectively, an increase of 18%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 89% and 77% for the three months ended June 30, 2006 and 2005, respectively. The increase in direct operating costs of outsourced content services principally results from annual pay rate increases for both management and production personnel and from growth in our engineering technology department.

Direct operating costs for IT professional services were $1.0 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of 8%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 79% and 61% for the three months ended June 30, 2006 and 2005, respectively. The decrease in direct operating costs of IT professional services for the 2006 period was principally due to a reduction in personnel. The increase in direct operating costs for IT professional services as a percentage of revenues was primarily attributable to decreased revenues in the 2006 period without a corresponding decrease in labor costs.

Selling and Administrative Expenses

Selling and administrative expenses were $4.2 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively, an increase of 22%. Selling and administrative expenses as a percentage of revenues were 43% and 34% for the three months ended June 30, 2006 and 2005, respectively. Included in selling and administrative expenses for the three months ended June 30, 2006 are accrued severance costs of approximately $275,000 related to the termination of an executive’s employment. In addition, in the 2006 period, we spent approximately $267,000 in new services research and development, compared to approximately $200,000 in the comparable 2005 period. The remainder of the increase is principally comprised of various increases in administrative costs.

Provision for (Benefit from) Income Taxes:

In the three months ended June 30, 2006, our provision for income taxes is principally comprised of foreign income taxes attributable to certain of our overseas subsidiaries which generated taxable income, and to a $90,000 provision for foreign tax assessments. In addition, we did not recognize a tax benefit on U.S. net operating losses generated during the period. In the three months ended June 30, 2005, our benefit from income taxes as a percentage of loss before income taxes was 24%, which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain of our overseas subsidiaries not subject to income taxes.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.2 million at June 30, 2006.

Net Loss / Income:

We recorded a net loss of $3.0 million in the three months ended June 30, 2006 compared with a net loss of approximately $500,000 in the comparable period in 2005. The principal reasons for the decrease in 2006 were the decline in revenues and the increase in direct operating, selling and administrative costs.

Six Months Ended June 30, 2006 and 2005

Revenues

Revenues were $20 million for the six months ended June 30, 2006 compared to $21.3 million for the similar period in 2005, a decrease of 6%.

Revenues from outsourced content services decreased 3% to $17.7 million for the six months ended June 30, 2006 from $18.3 million for the similar period in 2005. This decrease primarily reflects a $3.6 million decline in revenues from a major outsourced content services project that was terminated late in the first quarter of 2005. The impact from this project termination was in part offset by increased revenues from various other projects.

Revenues from IT professional services decreased 22% to $2.3 million for the six months ended June 30, 2006 from $3.0 million for the similar period in 2005. The decline in revenues in 2006 primarily reflects lower value project engagements from certain existing clients.

One client accounted for 27% and 22% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Two clients accounted for 13% and 11% of revenues for the six months ended June 30, 2006, and one other client accounted for 20% of the revenues for the same period in 2005.

For the six months ended June 30, 2006 and 2005, revenues from clients located in non-US countries (principally in Europe) accounted for 36% and 31%, respectively, of our total revenues.

For the six months ended June 30, 2006, approximately 60% of our revenue was recurring and 40% was non-recurring, compared with 58% and 42%, respectively, for the six months ended June 30, 2005.

Direct Operating Costs

Direct operating costs were $16.9 million and $15.7 million for the six months ended June 30, 2006 and 2005, respectively. Direct operating costs as a percentage of revenues for the six months ended June 30, 2006 and 2005, were 84% and 74% respectively.

Direct operating costs for outsourced content services were $14.9 million and $13.3 million for the six months ended June 30, 2006 and 2005, respectively, an increase of 12%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 84% and 73% for the six months ended June 30, 2006 and 2005, respectively. The increase in direct operating costs of outsourced content services principally results from annual pay rate increases for both management and production personnel and from growth in our engineering technology department.

Direct operating costs for IT professional services were $2.0 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of 17%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 85% and 80% for the six months ended June 30, 2006 and 2005, respectively. The decrease in direct operating costs of IT professional services for the 2006 period was principally due to a reduction in personnel. The increase in direct operating costs of IT professional services as a percentage of revenues was primarily attributable to decreased revenues in the 2006 period without a corresponding decrease in labor costs.

Selling and Administrative Expenses

Selling and administrative expenses were $7.6 million and $6.1 million for the six months ended June 30, 2006 and 2005, respectively, an increase of 24%. Selling and administrative expenses as a percentage of revenues were 38% and 29% for the six months ended June 30, 2006 and 2005, respectively. Included as a reduction of selling and administrative expenses in 2006 is approximately $246,000 received as inducement to terminate our Dallas office lease prior to its contractual expiration date. Selling and administrative expenses for the six months ended June 30, 2006 also includes accrued severance costs of approximately $275,000 related to the termination of an executive’s employment. In addition, in the 2006 period, we spent approximately $552,000 in new services research and development compared to $200,000 in the comparable 2005 period. The remainder of the increase is comprised of various increases in both selling and administrative costs.

Provision for (Benefit from) Income Taxes:

In the six months ended June 30, 2006, our provision for income taxes is principally comprised of foreign income taxes attributable to certain of our overseas subsidiaries which generated taxable income, and to a $90,000 provision for foreign tax assessments. In addition, we did not recognize a tax benefit on U.S. net operating losses generated during the period. In the six months ended June 30, 2005, our benefit from income taxes as a percentage of loss before income taxes was 26% which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain of our overseas subsidiaries not subject to income taxes.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.2 million at June 30, 2006.

Net Loss:

We recorded a net loss of $4.3 million in the six months ended June 30, 2006 compared with a net loss of approximately $218,000 in the comparable period in 2005. The principal reasons for the increase in net loss in 2006 were the decline in revenues and the increase in operating costs and expenses.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $402,000 for the six months ended June 30, 2006 compared to $2.3 million provided by operating activities for the six months ended June 30, 2005, a decrease of approximately $2.7 million. The $2.7 million decrease in net cash provided by operating activities is principally due to a $4.1 million reduction in net income, partially offset by a $1.3 million change in other net operating assets and liabilities.

Accounts receivable totaled approximately $5.9 million at June 30, 2006, representing approximately 53 days of sales outstanding compared to $7.2 million, or 55 days, at December 31, 2005.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2006, approximately 38% of the Company’s accounts receivable was from foreign (principally European) clients, and 42% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

For the six months ended June 30, 2006, we spent cash approximating $1.6 million for capital expenditures, compared to approximately $729,000 for the six months ended June 30, 2005. Capital spending in 2006 related principally to normal ongoing equipment upgrades, office improvements, and to the relocation of one of our Asian facilities. Capital spending in the six months ended June 30, 2005 related principally to normal ongoing equipment upgrades and improvements in infrastructure. Furthermore, during the six months ended June 30, 2006 and 2005, we financed the purchase of software licenses totaling approximately $164,000 and $488,000, respectively. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may consider financing. In addition, in the next twelve months, we anticipate spending between $500,000 and $1 million on the relocation of two of our Asian facilities. Such anticipated expenditures are in additional to potential capital expenditures for new services offerings.

Net Cash (Used In) Provided by Financing Activities

Proceeds from the exercise of stock options provided cash approximating $356,000 and $763,000 for the six months ended June 30, 2006 and 2005, respectively. In addition, payments of long-term obligations approximated $400,000 and $85,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $315,000. The increase is principally due to payments on financing of certain software licenses, which we commenced during the second quarter of 2005.

Availability of Funds

We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line is secured by our accounts receivable. There are no amounts outstanding under this facility. The line currently expires on May 31, 2007.

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

We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue for such services billed under fixed fee arrangements in a manner similar to the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable), and we record revenues recognized in excess cash receipts and billed amounts due from customers as revenues earned in excess of billings (which is included in accounts payable and accrued expenses). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three and six months ended June 30, 2006 and 2005, respectively We recognize revenue billed on a time and materials basis as we perform the services.

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

Significant New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect of FIN 48, if any, on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (8.25% at June 30, 2006) plus ½% or LIBOR (5.375% at June 30, 2006) plus 3%. We have not borrowed under this line in 2006. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. Not Applicable

Item 1A.	Risk Factors. Not Applicable

Item 2.	Changes in Securities. Not Applicable

Item 3.	Defaults upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

	The following matters were voted on at the June 7, 2006 Annual Meeting of Stockholders. The total shares voted were 18,867,098.

	Election of Directors:

	Nominee	For	Withheld	Against	Abstain

	Jack Abuhoff	18,081,286	785,812	0	0
	Haig Bagerdjian	17,931,476	935,622	0	0
	Louise Forlenza	17,938,541	928,557	0	0
	John Marozsan	17,933,476	933,622	0	0

	To ratify the selection and appointment by the Company’s Board of Directors of Grant Thornton LLP, independent auditors, as auditors for the Company for the year ending December 31, 2006:

	Auditors	18,406,812	0	376,606	83,680

Item 5.	Other Information. Not Applicable

Item 6.	(a) Exhibits.

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INNODATA ISOGEN, INC.

Date:	August 14, 2006	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	August 14, 2006	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer