Form 10-Q
period 2006-09-30
INNODATA ISOGEN INC
filed 2006-11-13
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 31, 2006
$.01 par value per share	23,916,841 shares

PART I.	FINANCIAL INFORMATION	Page No.

	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations for the Three
	Months Ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Operations for the Nine
	Months Ended September 30, 2006 and 2005	5
	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements for the Nine
	Months Ended September 30, 2006 and 2005	7
	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	19
	Quantitative and Qualitative Disclosures about Market Risk	31
	Controls and Procedures	31

PART II.	OTHER INFORMATION	32

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$15,284	$20,059
Accounts receivable-net	5,961	7,169
Prepaid expenses and other current assets	1,801	1,543
Refundable income taxes	1,266	1,215
Deferred income taxes	104	338

Total current assets	24,416	12

PROPERTY AND EQUIPMENT - NET	4,932	4,823

OTHER ASSETS	1,783	1,789

GOODWILL	675	675

TOTAL	$31,806	$37,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,332	$3,299
Accrued salaries, wages and related benefits	4,633	3,567
Income and other taxes	1,339	1,363
Current portion of long term obligations	637	663

Total current liabilities	9,941	8,892

DEFERRED INCOME TAXES	1,122	1,357

LONG TERM OBLIGATIONS	152	548

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized;
24,087,000 issued and 23,916,000 outstanding at September 30, 2006;
and 23,669,000 shares issued and outstanding at December 31, 2005	241	237
Additional paid-in capital	17,197	16,632
Retained earnings	3,451	9,945
	20,889	26,814
Less: treasury stock - at cost; 171,000 shares at September 30, 2006	(298)	-
Total stockholders’ equity	20,591	26,814

TOTAL	$31,806	$37,611

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

REVENUES	$10,400	$9,647

OPERATING COSTS AND EXPENSES:
Direct operating expenses	8,851	7,272
Selling and administrative expenses	3,347	3,677
Restructuring costs	554	-
Interest income - net	(192)	(114)

Total	12,560	10,835
LOSS BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(2,160)	(1,188)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	36	(313)
NET LOSS	$(2,196)	$(875)

BASIC AND DILUTED LOSS PER SHARE	$(.09)	$(.04)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,050	23,165

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

REVENUES	$30,406	$30,947

OPERATING COSTS AND EXPENSES:
Direct operating expenses	25,749	22,972
Selling and administrative expenses	10,900	9,767
Restructuring costs	554	-
Interest income - net	(504)	(309)

Total	36,699	32,430
LOSS BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(6,293)	(1,483)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	201	(390)
NET LOSS	$(6,494)	$(1,093)

BASIC AND DILUTED LOSS PER SHARE	$(.27)	$(.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	24,057	22,922

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(6,494)	$(1,093)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	2,664	2,349
Non-cash compensation	213	15
Deferred income taxes	(1)	369
Changes in operating assets and liabilities:
Accounts receivable	1,208	2,811
Prepaid expenses and other current assets	(718)	(1,152)
Refundable income taxes	(51)	-
Other assets	(44)	(301)
Accounts payable and accrued expenses	33	(512)
Accrued salaries and wages	1,066	(558)
Income and other taxes	(24)	(77)
Net cash (used in) provided by operating activities	(2,148)	1,851

INVESTING ACTIVITIES:
Capital expenditures	(2,099)	(1,408)

FINANCING ACTIVITIES:
Payment of long-term obligations	(586)	(525)
Proceeds from exercise of stock options	356	799
Purchase of treasury stock	(298)	-

Net cash (used in) provided by financing activities	(528)	274

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(4,775)	717

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	20,059	20,663

CASH AND EQUIVALENTS, END OF PERIOD	$15,284	$21,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5	$15
Income taxes	$248	$499
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$164	$1,583

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

2.	An analysis of the changes in each caption of stockholders' equity for the nine months ended September 30, 2006 and 2005 (in thousands) is as follows.

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

January 1, 2006	23,669	$237	$16,632	$9,945	-	$26,814

Net loss	-	-	-	(6,494)	-	(6,494)

Issuance of common stock
upon exercise of stock options	418	4	352	-	-	356

Purchase of treasury stock	(171)	-	-	-	(298)	(298)

Non-cash equity compensation	-	-	213	-	-	213

September 30, 2006	23,916	$241	$17,197	$3,451	$(298)	$20,591

January 1, 2005	22,679	$227	$14,914	$11,596	-	$26,737

Net loss	-	-	-	(1,093)	-	(1,093)

Issuance of common stock
upon exercise of stock options	505	5	794	-	-	799

Tax benefit from exercise
of options	-	-	138	-	-	138

Non-cash equity compensation	-	-	15	-	-	15

September 30, 2005	23,184	$232	$15,861	$10,503	-	$26,596

3.
Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 2.9 million shares of common stock in 2006 and 2.5 million shares of common stock in 2005 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 691,000 and 1,394,000 potential common shares for the three months ended September 30, 2006 and 2005, respectively, and 834,000 and 1,867,000 potential common shares derived from stock options for the nine months ended September 30, 2006 and 2005, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share based payment awards granted during the three and nine months ended September 30, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company recognized compensation expense of approximately $96,000 and $213,000 in the three and nine months ended September 30, 2006, respectively. There was no material impact as a result of adopting SFAS 123(R) on basic and diluted loss per share for the three and nine months ended September 30, 2006.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the three and nine months ended September 30, 2006, share-based compensation expense related to the company’s various stock option plans was allocated as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Cost of sales	$20	$59
Selling and administrative expenses	16	94
Restructuring costs	60	60

Total share based compensation	$96	$213

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

The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 (in thousands, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(875)	$(1,093)

Deduct: Total stock-based employee
compensation determined under fair value
based method, net of related tax effects	(297)	(3,082)

Pro forma net loss	$(1,172)	$(4,175)

Loss per share:
Basic - as reported	$ ( .04)	$ ( .05)

Basic - pro forma	$(.05)	$(.18)

Diluted - as reported	$(.04)	$(.05)

Diluted - pro forma	$(.05)	$(.18)

The following table presents information related to stock options for the nine months ended September 30, 2006.

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance-12/31/05	6,570,270	$2.72	6,372,254	$2.68
Forfeit	(422,000)	$3.97
Expired	(1,098,200)	$5.46
Granted	-	-
Exercised	(418,420)	$1.03

Balance-9/30/06	4,631,650	$2.16	4,541,847	$2.13

	Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance-9/30/06	$0.25 - 0.42	130,668	1	$0.26	130,668	$0.26
	$0.50 - 0.67	1,203,996	4	$0.57	1,203,996	$0.57
	$1.29	399,996	1	$1.29	399,996	$1.29
	$2.00	104,644	8	$2.00	104,644	$2.00
	$2.59	1,214,346	5	$2.59	1,214,346	$2.59
	$3.00 - 4.60	1,578,000	8	$3.43	1,488,197	$3.42
		4,631,650		$2.16	4,541,847	$2.13

5.
In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $702,000 remains available for repurchase under the program as of September 30, 2006.

During the three and nine months ended September 30, 2006 the Company repurchased 170,962 shares of its common stock at a cost of $298,000.

6.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues:
Outsourced content services	$9,122	$8,505	$26,792	$26,805
IT professional services	1,278	1,142	3,614	4,142

Total consolidated	$10,400	$9,647	$30,406	$30,947

Depreciation and amortization:
Outsourced client services	$725	$661	$2,228	$2,050
IT professional services	36	29	98	76
Selling and corporate administration	131	78	338	223
Total consolidated	$892	$768	$2,664	$2,349

Loss before income taxes:
Outsourced client services	$882	$2,100	$3,287	$6,625
IT professional services	302	155	644	762
Selling and corporate administration	(3,344)	(3,443)	(10,224)	(8,870)
Total consolidated	$(2,160)	$(1,188)	$(6,293)	$(1,483)

	September 30,	December 31,
	2006	2005
	(in thousands)

Total assets:
Outsourced content services	$13,365	$15,436
IT professional services	1,954	3,140
Corporate (includes corporate cash)	16,487	19,035
Total consolidated	$31,806	$37,611

One client accounted for 31% and 28% of the Company's revenues in the three months ended September 30, 2006 and 2005, respectively. A second client accounted for 11% of revenues for the three month period ended September 30, 2006. No other client accounted for 10% or more of the total revenues for these periods. Further, in each of the three months ended September 30, 2006 and 2005, revenues to non-US clients accounted for 38% of the Company's revenues.

One client accounted for 28% and 25% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Two clients accounted for 12% and 10%, respectively, of revenues for the nine months ended September 30, 2006 and another client accounted for 15% of revenues for the same period in 2005. No other client accounted for 10% or more of the total revenues for these periods. Further, in the nine months ended September 30, 2006 and 2005, revenues to non-US clients accounted for 36% and 33%, respectively, of the Company's revenues.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2006, approximately 31% of the Company’s accounts receivable was from foreign (principally European) clients and 47% of accounts receivable was due from three clients.

7.	Long term obligations at September 30, 2006 and December 31, 2005 consist of the following (amounts in thousands):

	2006	2005
Long term vendor obligations for software licenses	$761	$1,056
Capital lease obligations	28	155
	789	1,211
Less: current portion	637	663
Long term portion	$152	$548

8.
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

9.
In the three and nine months ended September 30, 2006, the provision for income taxes is principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, for the nine months ended September 30, 2006, the provision for income taxes includes a $90,000 provision for foreign tax assessments. However, the Company did not recognize a tax benefit on U.S. net operating losses generated during the periods.

In the three and nine months ended September 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26% which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries for which no income tax benefit is available.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4.9 million and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

10.
Included in selling and administrative expenses are research and development costs approximating $244,000 and $796,000 for the three and nine months ended September 30, 2006 as compared with approximately $300,000 and $500,000 for the three and nine months, respectively, ended September 30, 2005

In addition, for the nine months ended September 30, 2006, selling and administrative expenses were reduced by $246,000 received from a lessor as compensation for vacating leased premises prior to the expiry of the stipulated lease term

11.
U.S. Defined Contribution Pension Plan -The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions.

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

The net periodic pension cost for the non U.S. defined pension plans, for the three and nine months ended September 30, 2006 (in thousands), consists of the following:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Service cost	$38	$121
Interest cost	14	41
Actuarial loss	11	35
	$63	$197

Amounts for 2005 are not significant and as such, have been excluded from the presentation above.

12.
The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May 2007, is secured by the company’s accounts receivable. The Company has no outstanding obligations under its credit line.

13.
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

In addition, the Company’s U.S. federal income tax return for 2004 is currently undergoing audit by the I.R.S. and the State of New Jersey is auditing its income and sales tax returns for various periods through 2006. The Company has no basis at this time for determining the amount of any potential tax adjustments that might result from such audits.

Furthermore, the Company is subject to various legal proceedings, tax audits and claims which arise in the ordinary course of business.

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

14.
The Company's production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. However, most significant contracts contain provisions for price renegotiation.

15.
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

16.
An executive vice president of the Company was provided a separation agreement in connection with the termination of his employment with the Company effective as of May 26, 2006. Pursuant to the separation agreement, the Company will continue to pay his base salary for a period of twelve months, as provided for in his employment agreement. Included in selling and administrative expenses for the nine months ended September 30, 2006 is accrued severance costs of approximately $275,000.

17.
The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individual acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on maximum potential future payments. As of September 30, 2006, the Company has not recorded liability for any obligations arising as a result of these indemnifications.

18.
As part of an overall cost reduction plan to lower operating costs, in September 2006 the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and the plan is expected to be fully implemented by the end of 2006.

Management estimates that the total charges to earnings associated with the restructuring plan approximates $730,000, of which approximately $520,000 represents severance and related costs, $140,000 represents estimated costs to terminate a facility lease at one of the company’s Asia based subsidiaries, and the balance represents other costs to implement the restructuring activities. At this time, the Company is negotiating an agreement to terminate this lease, and management anticipates the associated cost to be approximately $140,000. As of September 30, 2006, $554,000 has been charged to earnings, of which $37,000 has been accrued and is included under the caption “Accounts payable and accrued expenses,” and $248,000 has been accrued under the caption “Accrued salaries, wages and related benefits.”  In addition, approximately $60,000 represents a non-cash charge to restructuring costs.

In connection with the restructuring, the Company, in the third quarter, paid $209,000 in cash and recognized $60,000 in non-cash cost for the stock option modification described below. Both these costs are principally severance related. The Company expects to pay the balance of $461,000 during the subsequent three quarters.

Restructuring costs by segment (in thousands) are as follows:

	Total expected costs	Costs incurred as of Sept. 30, 2006
Outsourced Content Services	$170	$145
IT Professional Services	20	20
Selling and Corporate Administrative	540	389

Total Consolidated	$730	$554

In connection with the restructuring plan, the Company modified the expiration date of an option held by a departing officer to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.59. The option, which was scheduled to expire at a rate of 20,000 shares per year commencing on May 31, 2009, was modified wherein 20,000 shares continue to expire on May 31, 2009, 20,000 shares continue to expire on May 31, 2010 and the remaining 60,000 shares will also expire on May 31, 2010. The modification also provided that the option will survive the termination of the officer’s employment with the Company. The fair value of the modified option was estimated using the Black-Scholes pricing model with the following weighted average assumptions: expected lives of two and one half years, risk free interest rate of 4.78%; expected volatility of 76% and a zero dividend rate.

19.
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

20.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company is in the process of determining the effect of SAB 108 if any, on its financial statements.

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

Our production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, we are subject to risks of changing costs of production after pricing is established for certain customer projects. However, the majority of our contracts contain provisions for price adjustment.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues

Revenues were $10.4 million for the three months ended September 30, 2006 compared to $9.6 million for the similar period in 2005, an increase of 8%.

Revenues from outsourced content services increased 7% to $9.1 million for the three months ended September 30, 2006 from $8.5 million for the similar period in 2005. The increase primarily reflects increased revenues from two major projects.

Revenues from IT professional services increased 18% to $1.3 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. The increase primarily reflects higher revenues from certain customer projects.

One client accounted for 31% and 28% of our revenues in the three months ended September 30, 2006 and 2005, respectively. A second client accounted for 11% of our revenues for the three month period ended September 30, 2006. No other client accounted for 10% or more of our total revenues for these periods.

Revenues from clients located in non-US countries (principally in Europe) accounted for 38% of our total revenues in each of the three months ended September 30, 2006 and 2005.

For the three months ended September 30, 2006 approximately 61% of our revenue was recurring and 39% was non-recurring, compared with 62% and 38%, respectively, for the three months ended September 30, 2005.

Direct Operating Costs

Direct operating costs were $8.9 million and $7.3 million for the three months ended September 30, 2006 and 2005, respectively, an increase of 22%. Direct operating costs as a percentage of revenues for the three months ended September 30, 2006 and 2005, were 85% and 75% respectively.

Direct operating costs for outsourced content services were $7.9 million and $6.3 million in the three months ended September 30, 2006 and 2005, respectively, an increase of 25%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 87% and 74% for the three months ended September 30, 2006 and 2005, respectively. The increase in direct operating costs of outsourced content services is principally attributable to an increase in variable labor costs due to increased revenues, increases in pay rates for both management and production personnel, growth in our engineering technology department and increases in various fixed expenses. The increase in direct operating costs as a percentage of revenues principally results from growth in our engineering technology department, increases in pay rates and rate increases on various fixed costs.

Direct operating costs for IT professional services were $1.0 million for the three months ended September 30, 2006 and 2005. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 77% and 91% for the three months ended September 30, 2006 and 2005, respectively. The decrease in direct operating costs for IT professional services as a percentage of revenues was primarily attributable to increased revenues in 2006.

Selling and Administrative Expenses

Selling and administrative expenses were $3.3 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of 11%. Selling and administrative expenses as a percentage of revenues were 32% and 38% for the three months ended September 30, 2006 and 2005, respectively. The decrease primarily reflects a reduction in marketing programs. In addition, we spent approximately $244,000 and $300,000 in new services research and development in the three months ended September 30, 2006 and 2005.

Restructuring Costs

As part of an overall cost reduction plan to lower operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and the plan is expected to be fully implemented by the end of 2006.

As a result, we estimate that the total charges to earnings associated with the restructuring plan approximates $730,000, of which approximately $520,000 represents severance and related costs, $140,000 represents estimated costs to terminate a facility lease at one of our Asia based subsidiaries, and the balance represents other costs to implement the restructuring activities. At this time, we are negotiating an agreement to terminate this lease, and management anticipates the associated cost to be approximately $140,000. As of September 30, 2006, $554,000 has been charged to earnings, of which $37,000 has been accrued and is included under the caption “Accounts payable and accrued expenses,” and $248,000 has been accrued under the caption “Accrued salaries, wages and related benefits.”  In addition, approximately $60,000 represents a non-cash charge to restructuring costs.

Provision for (Benefit from) Income Taxes

In the three months ended September 30, 2006, the provision for income taxes is principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. However, we did not recognize a tax benefit on U.S. net operating losses generated during the period.

In the three months ended September 30, 2005, the benefit from income taxes as a percentage of loss before income taxes was 26% which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain overseas subsidiaries for which no income tax benefit is available.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4.9 million and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

Net Loss / Income

We recorded a net loss of $2.2 million in the three months ended September 30, 2006 compared with a net loss of approximately $875,000 in the comparable period in 2005. The principal reasons for the increased loss in 2006 were increases in direct operating costs and expenses and a $554,000 restructuring charge.

Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues were $30.4 million for the nine months ended September 30, 2006 compared to $30.9 million for the similar period in 2005, a decrease of 2%.

Revenues from outsourced content services were $26.8 million for the nine months ended September 30, 2006 and 2005.

Revenues from IT professional services decreased 13% to $3.6 million for the nine months ended September 30, 2006 from $4.1 million for the similar period in 2005. The decline in revenues in 2006 primarily reflects lower value project engagements from certain existing clients.

One client accounted for 28% and 25% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Two clients accounted for 12% and 10% of revenues for the nine months ended September 30, 2006, and one other client accounted for 15% of our revenues for the same period in 2005. No other client accounted for 10% or more of our total revenues for these periods.

For the nine months ended September 30, 2006 and 2005, revenues from clients located in non-US countries (principally in Europe) accounted for 36% and 33%, respectively, of our total revenues.

For the nine months ended September 30, 2006, approximately 60% of our revenue was recurring and 40% was non-recurring, compared with 59% and 41%, respectively, for the nine months ended September 30, 2005.

Direct Operating Costs

Direct operating costs were $25.7 million and $23.0 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of 12%. Direct operating costs as a percentage of revenues for the nine months ended September 30, 2006 and 2005, were 85% and 74% respectively.

Direct operating costs for outsourced content services were $22.8 million and $19.6 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of 16%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 85% and 73% for the nine months ended September 30, 2006 and 2005, respectively. The increase in direct operating costs of outsourced content services is principally attributable to increases in pay rates for both management and production personnel, growth in our engineering technology department and increases in various fixed expenses.

Direct operating costs for IT professional services were $2.9 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively, a decrease of 15%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 81% and 83% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in direct operating costs of IT professional services for the 2006 period was principally due to a reduction in personnel.

Selling and Administrative Expenses

Selling and administrative expenses were $10.9 million and $9.8 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of 11%. Selling and administrative expenses as a percentage of revenues were 36% and 32% for the nine months ended September 30, 2006 and 2005, respectively. Included as a reduction of selling and administrative expenses in 2006 is approximately $246,000 received as an inducement to terminate our Dallas office lease prior to its contractual expiration date. Selling and administrative expenses for the nine months ended September 30, 2006 also includes accrued severance costs of approximately $275,000 related to the termination of an executive’s employment. In addition, in the 2006 period, we spent approximately $800,000 in new services research and development compared to $500,000 in the comparable 2005 period. The remainder of the increase is comprised of various increases in both selling and administrative costs.

Restructuring Costs

As part of an overall cost reduction plan to lower operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and the plan is expected to be fully implemented by the end of 2006.

As a result, we estimate that the total charges to earnings associated with the restructuring plan approximates $730,000, of which approximately $520,000 represents severance and related costs, $140,000 represents estimated costs to terminate a facility lease at one of our Asia based subsidiaries, and the balance represents other costs to implement the restructuring activities. At this time, we are negotiating an agreement to terminate this lease, and management anticipates the associated cost to be approximately $140,000. As of September 30, 2006, $554,000 has been charged to earnings, of which $37,000 has been accrued and is included under the caption “Accounts payable and accrued expenses,” and $248,000 has been accrued under the caption “Accrued salaries, wages and related benefits.”  In addition, approximately $60,000 represents a non-cash charge to restructuring costs.

Provision for (Benefit from) Income Taxes

In the nine months ended September 30, 2006, our provision for income taxes was principally comprised of foreign income taxes attributable to certain of our overseas subsidiaries which generated taxable income, and to a $90,000 provision for foreign tax assessments. However, we did not recognize a tax benefit on U.S. net operating losses generated during the period.

In the nine months ended September 30, 2005, our benefit from income taxes as a percentage of loss before income taxes was 26% which is lower than the U.S. Federal statutory tax rate, principally due to losses attributable to certain of our overseas subsidiaries for which no income tax benefit is available.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.9 million at September 30, 2006.

Net Loss

We recorded a net loss of $6.5 million in the nine months ended September 30, 2006 compared with a net loss of approximately $1.1 million in the comparable period in 2005. The principal reasons for the increased loss in 2006 were increases in operating costs and expenses and a $554,000 restructuring charge.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2006 compared to $1.9 million provided by operating activities for the nine months ended September 30, 2005, a decrease of approximately $4.0 million. The $4.0 million decrease in net cash provided by operating activities is principally due to a $5.4 million reduction in net income, offset by a $1.4 million change in other net operating assets and liabilities.

Accounts receivable totaled approximately $6.0 million at September 30, 2006, representing approximately 51 days of sales outstanding compared to $7.2 million, or 55 days, at December 31, 2005.

A significant amount of the Company’s revenues are derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2006, approximately 31% of the Company’s accounts receivable was from foreign (principally European) clients, and 47% of accounts receivable was due from three clients.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2006, we spent cash approximating $2.1 million for capital expenditures, compared to approximately $1.4 million for the nine months ended September 30, 2005. Capital spending in 2006 related principally to normal ongoing equipment upgrades, office improvements, and to the relocation of one of our Asian facilities. Capital spending in the nine months ended September 30, 2005 related principally to normal ongoing equipment upgrades and improvements in infrastructure. Furthermore, during the nine months ended September 30, 2006 and 2005, we financed the purchase of software licenses totaling approximately $164,000 and $488,000, respectively. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance. In addition, in the next twelve months, we anticipate spending between $500,000 to 600,000 on the relocation of two of our Asian facilities. Such anticipated expenditures are in addition to potential capital expenditures for new services offerings.

Net Cash (Used In) Provided by Financing Activities

Proceeds from the exercise of stock options provided cash approximating $356,000 and $799,000 for the nine months ended September 30, 2006 and 2005, respectively. In addition, payments of long-term obligations approximated $586,000 and $525,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase is principally due to payments on financing of certain software licenses, which we commenced during the second quarter of 2005.

In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $702,000 remains available for repurchase under the program as of September 30, 2006.

During the three and nine months ended September 30, 2006 we repurchased 170,962 shares of our common stock at a cost of $298,000.

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

We recognize IT professional services revenue from custom application and systems integration development which requires significant production, modification or customization of software in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue for such services billed under fixed fee arrangements in a manner similar to the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable), and we record revenues recognized in excess cash receipts and billed amounts due from customers as revenues earned in excess of billings (which is included in accounts payable and accrued expenses). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three and nine months ended September 30, 2006 and 2005, respectively. We recognize revenue billed on a time and materials basis as we perform the services.

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

Restructuring Costs

As part of an overall cost reduction plan to reduce operating costs, in September 2006, we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and the plan is expected to be fully implemented by the end of 2006. As a result, we estimate that the total charges to earnings associated with the restructuring plan approximates $730,000, of which approximately $520,000 represents severance and related costs, $140,000 represents estimated costs to terminate a facility lease at one of the Asia based subsidiaries, and the balance represents other costs to implement the restructuring activities.

Significant New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect of FIN 48, if any, on our financial statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. We are in the process of determining the effect of SAB 108 if any, on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (8.25% at September 30, 2006) plus ½% or LIBOR (5.375% at September 30, 2006) plus 3%. We have no outstanding obligations under our credit line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable

Item 1A.  Risk Factors. Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-31, 2006)
Month #2 (August 1-30, 2006)				$1,000,000
Month #3 (September 1-30, 2006)	170,962	$1.74	170,962	$702,000
Total	170,962	$1.74	170,962	$702,000

Note: On August 23, 2006, the company announced that the Board of Directors authorized the repurchase of up to $1.0 million of its common stock. There is no expiration date associated with the program.

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

INNODATA ISOGEN, INC.

Date:	November 13, 2006	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	November 13, 2006	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer