Form 10-K
period 2006-12-31
INNODATA ISOGEN INC
filed 2007-03-30
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22196

INNODATA ISOGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three University Plaza
Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 488-1200
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange of Which Registered
Common Stock $.01 par value	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:  None

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

23,905,541 shares of common stock, $.01 par value, as of February 28, 2007.

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

Item 1. Description of Business.

General

We provide business services that help companies create and manage information more effectively and economically.

Our offerings encompass content-related business process outsourcing (BPO) services and information technology (IT) professional services, which constitute separate reporting segments. Our BPO offerings consist of fabrication services for digitization, imaging, data conversion and composition, XML and other mark-ups, translation and localization; and knowledge services for creating or adding value to a client's content. Our IT professional offerings focus on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content.

Content-related BPO services represented 89%, 87% and 81%, and IT professional services represented 11%, 13% and 19% of total revenue in each of the three years in the period ended December 31, 2006. Content-related BPO services for business processes that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Approximately 61% and 58% of our revenues were recurring in the years ended December 31, 2006 and 2005, respectively. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues.

In 2006, we provided our services to approximately 130 clients primarily in four content-intensive sectors.

•	Publishing, media and information services, including EBSCO and Reed Elsevier;

•	Defense and aerospace, including Hamilton Sundstrand and Lockheed Martin;

•	Government and regulation, including the Defense Intelligence Agency and the Financial Accounting Standards Board

•	Education and culture, including the American Psychological Association and Cornell University

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

Three clients accounted for 28%, 12% and 10% of the Company’s revenues for each of the three years in the period ended December 31, 2006. Two clients accounted for 27% and 12% of the Company’s revenues in the year ended December 31, 2005 and 31% and 24% in the year ended December 31, 2004. No other client accounted for 10% or more of our total revenues during these periods. Revenues from clients located in foreign countries (principally in Europe) accounted for 37%, 35% and 30% of our total revenues for each of the three years in the period ended December 31, 2006.

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

Innodata Isogen's Services

BPO SERVICES-We group our content-related BPO services into two categories: fabrication services and knowledge services.

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

As an example, we built, for a secondary publisher, a searchable online archive that contains the back runs of three historical newspaper publications. The archive shows each newspaper page as a high-resolution image that can be magnified over 200% of its normal size. Each issue is digitally reproduced from cover to cover, including news stories and editorials, graphics and advertisements that bring history to life. Using the latest technology, we imaged the backfile and saved each page as a high-resolution, bi-tonal TIFF image. We captured the text of every headline, byline and story on every page using OCR, tagged the key information in XML and saved the text and image files for storage in an XML repository.

Knowledge Services. Our knowledge services add value to a client's content. These services include content creation and enhancement, taxonomy and controlled vocabulary development, hyperlinking, indexing, abstracting, technical writing and editing, copyediting and general editorial services, including the provision of synopses and annotations. We also provide editorial and research services that cover a wide spectrum of expertise, including medicine, law, engineering, management, finance, science and the humanities. To provide these services, we have organized knowledge teams that consist of a number of educated and highly trained people with expertise in the relevant subject. We typically price our knowledge services based on the quantity delivered or resources utilized.

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

IT PROFESSIONAL SERVICES-Clients who use our IT professional services typically require publishing, performance support or process automation systems that enable multiple authors to collaborate on content and enable multiple products to be generated from single-source XML repositories. Projects vary in size and duration. Our IT professional services are typically provided on a project basis that involves a defined task that, upon completion, does not generate any significant amount of continuing revenues. We frequently work on-site at clients to develop specifications and define requirements and to interact with end-users of the application. Detailed design, implementation and testing are generally performed at our offices in Dallas and Austin, Texas, as well as offshore at our office in Gurgaon, India.

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

Other IT Professional Services. We assist our clients in the evaluation and implementation of software packages developed by third party vendors. We specialize in enterprise content management systems developed by several vendors, including: Documentum, XHive Corporation and Vasont Systems; and document authoring systems developed by vendors including PTC and Blast Radius; publishing tools developed by vendors including TopLeaf, Antenna House and FrameMaker; as well as various content analysis and extraction tools.

We provide support for our clients’ content-related applications, ensuring that systems remain operational and responsive to changing user requirements. In doing so, we are often able to enhance processes and improve service levels. Through our domestic, on-site and offshore delivery model, we provide a range of support services to our clients.

Refer to the notes to financial statements for a discussion of revenue, (loss) income before income taxes, and total assets for each of our content related BPO and IT professional services segments.

Sales and Marketing

We have three executive-level business development professionals and 12 full-time sales personnel. Historically, our sales efforts depended heavily on senior management. We are transitioning to a more structured direct sales model in which we implement additional sales infrastructure and maintain both dedicated sales support personnel and, when appropriate, hire additional sales persons. In this model, our executive-level business development professionals will continue to manage key client relationships through targeted interaction with our clients' senior management, while sales professionals will be responsible for identifying prospective clients and executing day-to-day sales strategies.

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

Research and Development

In 2006 and 2005, we spent approximately $922,000 and $770,000, respectively, on research and development. We did not spend any significant amounts for research and development in 2004.

Competition

The market for content-related BPO services is highly competitive, fragmented and intense. Several of our major competitors are SPI Technologies, Apex CoVantage, Aptara and Cadmus Communications Corporation. However, we are not aware of any single competitor that provides the same comprehensive range of outsourced content services as we do. We believe that we also compete successfully by offering high quality services and favorable pricing by leveraging our technical skills, IT infrastructure, process knowledge, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically sophisticated, sizable in scope or scale, or that require a highly fail-safe environment with technology redundancy. We also believe that the timeliness with which we provide our services enables our clients to reduce the time it takes for them to release their products to the market, thereby providing a competitive advantage to the client.

A sizeable number of large and mid-sized technology and business consulting practices compete with our IT professional services by offering content-related integration and consulting services as part of their broad and generalized offerings. Major companies such as IBM, EDS, Bearing Point, Accenture, Booz Allen and others compete for entire content supply chain dollars, and Thomas Technology Solutions, Jouve and RivCom are also engaged in this business. However, there are fewer firms that can so readily supplement their IT professional services offerings with relevant content services.

As a provider of BPO services and IT professional services, we also compete at times with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

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

Employees

As of December 31, 2006, we employed 76 persons in the United States and Europe and approximately 5,400 persons in five production facilities in the Philippines, one production facility in Sri Lanka, one production facility in India and a technology and tools development center in India. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues and our results of operations could be adversely affected if we lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Three clients accounted for 28%, 12% and 10% of our revenues in the year ended December 31, 2006. Two clients accounted for 27% and 12% of our revenues in the year ended December 31, 2005 and 31% and 24% in the year ended December 31, 2004. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

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

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. Non-recurring revenues derived from these project-based arrangements accounted for approximately 39% of our total revenues for the year ended December 31, 2006 and approximately 42% of our total revenues for the year ended December 31, 2005. While we seek wherever possible to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we were not able in 2006 and 2005 to avoid declines in revenues when large projects were completed. Our inability to obtain sufficient new projects to counterbalance any decreases in such work adversely affected our revenues and results of operations in 2006 and 2005 and may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2006, 21%, or $1.4 million, of our accounts receivable was due from one client. If any of these clients were unable, or refuse, for any reason, to pay our accounts receivable, our results of operations would be adversely affected.

Quarterly fluctuations in our results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a loss of approximately $3.0 million to a profit of approximately $300,000.

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

In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre-existing entities until May 2006. For periods prior to this date these final regulations apply (i.e., prior to August 12, 2004), the classification of dually chartered entities is governed by the pre-existing regulations. As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004.

However, we cannot assure you that the Internal Revenue Service will not assert other positions with respect to the foregoing matters, including positions with respect to our treatment of the tax consequences of the termination of the status of our Philippine subsidiaries as Delaware limited liability companies, that, if successful, could increase materially our liability for U.S. federal income taxes.

If certain tax authorities in North America and Europe challenge the manner in which we allocate our profits, our net income will decrease.

Substantially all of the services provided by our Asian subsidiaries are performed on behalf of clients based in North America and Europe. We believe that profits from our Asian operations are not sufficiently connected to jurisdictions in North America or Europe to give rise to income taxation in those jurisdictions. Tax authorities in any of our jurisdictions could, however, challenge the manner in which we allocate our profits among our subsidiaries, and we may not prevail in this type of challenge. If such a challenge were successful, our worldwide effective tax rate could increase, thereby decreasing our net income.

An expiration or termination of our current tax holidays could adversely affect our results of operations.

We currently benefit from income tax holiday incentives in the Philippines, India and Sri Lanka which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of our current tax holidays could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations. The income tax holiday of one of our Indian subsidiaries will expire in March 2007.

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

Further political tensions and an escalation in these hostilities could adversely affect our operations based in India, the Philippines and Sri Lanka and therefore adversely affect our revenues and results of operations.

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

Item 2. Description of Property.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas and Austin, Texas offices, and seven overseas facilities, all of which are leased. In addition, we have a technology and tools development facility in Gurgaon, India, which is also leased. The square footage of all our leased properties is approximately 450,000. Rental payments on property leases were approximately $2.0 million in 2006.

Item 3. Legal Proceedings.

The Innodata Employees Association (IDEA), Jomarie Deles and other complainants have sued one of our Philippines subsidiaries, and have purported also to sue us and certain of our officers and directors, in Innodata Philippines Employees Association (IDEA) v Innodata Philippines, Inc. (filed July 27, 2001 at the National Conciliation and Mediation Board of the Philippine Department of Labor and Employment in Manila); Innodata Employees Association (IDEA), Jomarie Deles, et al v. Innodata Philippines, Inc. (filed July 1, 2002 in the National Labor Relations Commission of the Republic of the Philippines in Manila); and in related cases and proceedings filed in the Philippines Supreme Court, the Philippine Court of Appeals and the Philippines Department of Labor and Employment. Complainants seek to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If complainants' claims had merit they could be entitled to back wages and benefits of up to approximately $5.3 million, based upon exchange rates as of December 31, 2006, and consistent with prevailing jurisprudence. Based on consultation with legal counsel, we believe that the complainants' claims are without merit and continue to defend against them vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders-None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 28, 2007, there were 112 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 4,000.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2006.

	Common Stock
	Sale Prices
2005	High	Low

First Quarter	$10.07	$2.98

Second Quarter	3.96	2.30

Third Quarter	3.73	2.25

Fourth Quarter	3.63	2.25

2006	High	Low

First Quarter	$4.05	$2.35

Second Quarter	3.06	2.06

Third Quarter	2.48	1.53

Fourth Quarter	2.41	1.61

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
	(a)		(b)	(c)

Equity compensation plans
approved by security holders	3,534,000		$2.51	2,431,000

Equity compensation plans
not approved by security holders	1,015,000	(1)	$0.84	-

Total	4,549,000		$2.14	2,431,000

(1)	Consists of stock options to purchase 1,015,164 shares of common stock granted to the Company's current Chairman pursuant to an agreement entered into at time of hire.

Treasury Stock

In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $681,000 remains available for repurchase under the program as of December 31, 2006. During the quarter ended December 31, 2006, the Company repurchased 11,300 shares of its common stock at a cost of $21,000.

Issuer Purchases of Equity Securities.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-31, 2006)	11,300	$1.86	11,300	$681,000
Month #2 (November 1-30, 2006)	-	-	-	$681,000
Month #3 (December 1-31, 2006)	-	-	-	$681,000
Total	11,300	$1.86	11,300	$681,000

Note: On August 23, 2006, the Company announced that the Board of Directors authorized the repurchase of up to $1.0 million of its common stock. There is no expiration date associated with the program.

Item 6. Selected Financial Data (In thousands, except per share amounts).

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
REVENUES	$40,953	$42,052	$53,949	$36,714	$36,385

OPERATING COSTS AND EXPENSES:
Direct operating expenses	34,141	30,920	33,050	27,029	32,005
Selling and administrative expenses	14,284	13,684	10,205	8,898	10,038
Restructuring costs and asset impairment	604	-	-	-	244
	49,029	44,604	43,255	35,927	42,287

(LOSS) INCOME BEFORE OTHER
(INCOME) EXPENSE	(8,076)	(2,552)	10,694	787	(5,902)

OTHER (INCOME) AND EXPENSES
Terminated offering costs	-	-	625	-	-
Bad debt recovery, net	-	-	(963)	-	-
Interest expense	7	18	25	9	29
Interest income	(683)	(457)	(87)	(30)	(89)

(LOSS) INCOME BEFORE
(BENEFIT FROM) PROVISION FOR
INCOME TAXES	(7,400)	(2,113)	11,094	808	(5,842)
(BENEFIT FROM) PROVISION FOR
INCOME TAXES	(77)	(462)	3,237	333	(677)

NET (LOSS) INCOME	$(7,323)	$(1,651)	$7,857	$475	$(5,165)

(LOSS) INCOME PER SHARE:
Basic	$(.30)	$(.07)	$.35	$.02	$(.24)

Diluted	$(.30)	$(.07)	$.32	$.02	$(.24)

Cash dividends per share	-	-	-	-	-

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

BALANCE SHEET DATA:

WORKING CAPITAL	$13,632	$21,432	$22,209	$11,983	$8,570

TOTAL ASSETS	$30,329	$37,611	$37,211	$25,146	$22,697

LONG TERM OBLIGATIONS	$904	$548	$150	$272	-

STOCKHOLDERS’ EQUITY	$19,009	$26,814	$26,737	$17,404	$15,569

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

We derive the majority of our revenues from content-related BPO services. These services consist of fabrication and knowledge services. Services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We also provide content-related BPO services for business processes that we anticipate will continue for an indefinite period and therefore generate what we regard as recurring revenues. We price our content-related BPO services based on the quantity delivered or resources utilized. Revenues for content-related BPO services are recognized in the period in which the services are performed and delivered.

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

Recurring revenues consisted of 61% and 58% of total revenues for the years ended December 31, 2006 and 2005, respectively. The substantial majority of our recurring revenues are derived from content -related BPO services. A small portion of our recurring revenues is derived from the application maintenance agreements related to our IT professional services. Non-recurring revenues vary depending on the size and completion dates of specific projects.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Three clients accounted for 28%, 12% and 10% of our revenues in December 2006. Two clients accounted for 27% and 12% of our revenues in the year ended December 31, 2005 and 31% and 24% in the year ended December 31, 2004. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

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

See “Risk Factors.”

Direct Operating Costs

Direct operating costs for both our content-related BPO services and IT professional services consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies. We anticipate our cost of labor to increase in 2007 by approximately $300,000 per quarter as a result of general wage increases.

Selling and Administrative Expenses

Selling and administrative expenses for both our content-related BPO services and IT professional services consist of management and administrative salaries, sales and marketing costs, new services research and related software development, and administrative overhead.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

Revenues were $41.0 million for the year ended December 31, 2006 compared to $42.1 million for the similar period in 2005, a decrease of 3%.

Three clients accounted for 28%, 12% and 10% of the Company’s revenues in the year ended December 31, 2006. Two clients accounted for 27% and 12% of the Company’s revenues in the year ended December 31, 2005. Further, for the years ended December 31, 2006 and 2005 revenues from clients located in foreign countries (principally in Europe) accounted for 37% and 35% of our total revenues, respectively.

Revenues from content-related BPO services decreased 1% to $36.3 million for the year ended December 31, 2006 from $36.7 million for the similar period in 2005.

Revenues from IT professional services decreased 13% to $4.7 million for the year ended December 31, 2006 from $5.4 million for the similar period in 2005. The decrease in revenue is primarily attributable to non-recurring projects that reached completion.

For the year ended December 31, 2006, approximately 61% of our revenue was recurring and the 39% balance was non-recurring, compared with 58% and 42%, respectively, for the year ended December 31, 2005.

Direct Operating Costs

Direct operating costs were $34.1 million and $30.9 million for the years ended December 31, 2006 and 2005, respectively, an increase of 10%. Direct operating costs as a percentage of revenues were 83% for the year ended December 31, 2006 and 73% for the year ended December 31, 2005.

Direct operating costs for content-related BPO services were $30.1 million and $26.6 million for the years ended December 31, 2006 and 2005, respectively, an increase of 13%. Direct operating costs of outsourced content services as a percentage of revenues from outsourced content services were 83% and 72% for the years ended December 31, 2006 and 2005, respectively. The increase in direct operating costs of content-related BPO services, both in total dollar amount and as a percentage of revenues, is principally attributable to increases in pay rates for both management and production personnel, growth in our engineering technology department, and increases in various fixed expenses.

Direct operating costs for IT professional services were $4.0 million and $4.3 million for the years ended December 31, 2006 and 2005 respectively, a decrease of 7%. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 85% and 80% for the years ended December 31, 2006 and 2005, respectively. The decrease in direct operating costs of IT professional services for the 2006 period was principally due to a reduction in labor costs, while the increase in direct operating costs of IT professional services as a percentage of revenue is primarily attributable to decreased revenues without a corresponding decrease in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses were $14.3 million and $13.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of 4%. Selling and administrative expenses as a percentage of revenues were 35% and 33% for the years ended December 31, 2006 and 2005 respectively. Included as a reduction in selling and administrative expenses in 2006 is approximately $246,000 received as an inducement to terminate our Dallas office lease prior to its contractual expiration date. Selling and administrative expenses for the year ended December 31, 2006 also includes accrued severance costs of approximately $275,000 related to the termination of an executive’s employment. In addition, in the year ended December 31, 2006, we spent approximately $922,000 in new services research and development compared to $770,000 in the comparable 2005 period. The balance of the increase from 2005 principally reflects general increases in administrative costs.

Restructuring Costs

As part of an overall cost reduction plan to reduce operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and we substantially implemented the plan at end of 2006.

As a result, we estimate that total charges to earnings associated with the restructuring plan approximates $615,000 of which $531,000 and $84,000 represent severance costs and costs to implement, respectively. As of December 31, 2006, approximately $604,000, which includes $60,000 non-cash consideration via stock option, has been charged to earnings, of which $102,000 has been accrued and included under the caption “Accrued Expenses” in the balance sheet as of the period then ending.

In connection with the restructuring, the Company paid cash of $442,000 and recognized costs amounting to $60,000 for a stock option modification and expects to pay the balance of $113,000 during the first two quarters of 2007.

Income Taxes

For the year ended December 31, 2006, the benefit from income taxes as a percentage of loss before income taxes was 1%. The 2006 benefit from income taxes is lower than the U.S. Federal statutory rate, principally due to the U.S. net operating losses which were not recognized as a result of a valuation allowance. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

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

Net Loss/Income

We recorded a net loss of $7.3 million in 2006 compared with a net loss of $1.7 million in 2005. The principal reasons for the increase in net loss in 2006 were a decline in revenues, increases in operating costs and expenses and a $604,000 restructuring charge.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

Revenues were $42.1 million for the year ended December 31, 2005 compared to $53.9 million for the similar period in 2004.

One client accounted for 27% and 23% of our total revenues for the years ended December 31, 2005 and 2004, respectively. A second client accounted for 12% and 31% of our revenues for the year ended December 31, 2005 and 2004, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the years ended December 31, 2005 and 2004, revenues from clients located in foreign countries (principally in Europe) accounted for 35% and 30% of our total revenues, respectively.

Revenues from content-related BPO services decreased 16% to $36.7 million for the year ended December 31, 2005 from $43.7 million for the similar period in 2004. This decrease primarily reflects an $8 million decline in revenues from a major content services project that was terminated late in the first quarter of 2005. We did not obtain sufficient new projects to counterbalance the decline in revenues from the termination of this project.

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

Direct operating costs for content-related BPO services were $26.6 million and $27.5 million for the years ended December 31, 2005 and 2004, respectively, a decrease of 3%. Direct operating costs of content-related BPO services as a percentage of revenues from these services were 72% and 63% for the years ended December 31, 2005 and 2004, respectively. Fixed costs increased approximately 2%, principally resulting from growth in our engineering technology department. The overall increase in fixed costs was in part offset by a reduction in depreciation and amortization costs of approximately $800,000. The increase in direct operating costs of outsourced content services as a percentage of revenues from content-related BPO services principally results from a 2% percentage point increase in variable costs of production as a percent of revenues, and from decreased revenues in 2005 without a corresponding decrease to fixed costs.

Direct operating costs for IT professional services were $4.3 million and $5.6 million for the years ended December 31, 2005 and 2004, respectively. Direct operating costs of IT professional services as a percentage of revenues from IT professional services were 80% and 55% for the years ended December 31, 2005 and 2004, respectively. The dollar decrease in direct operating costs of IT professional services for the 2005 period was due to a reduction in labor costs. The increase in direct operating costs of IT professional services as a percentage of revenues from IT professional services was primarily attributable to decreased revenues without a corresponding decrease in these costs.

Selling and Administrative Expenses

Selling and administrative expenses were $13.7 million and $10.2 million for the years ended December 31, 2005 and 2004, respectively, an increase of 34%. Selling and administrative expenses as a percentage of revenues were 33% and 19% for the years ended December 31, 2005 and 2004 respectively. Selling and marketing expenses increased by approximately $1.8 million, partly as a result of increased costs from our continued efforts to enhance our business development infrastructure. In addition, in 2005 we spent approximately $0.8 million for new services research and related software development. The balance of the increase from 2004 principally reflects general increases in administrative costs.

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

Income Taxes

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

Net Loss/Income

We recorded a net loss of $1.7 million in 2005 compared with net income of $7.9 million in 2004. The principal reasons for the decrease in 2005 were a decline in revenues and an increase in selling and administrative expenses.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	December 31, 2006	December 31, 2005

Cash and Cash Equivalents	$13,597	$20,059
Working Capital	13,632	21,432

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $3.5 million for the year ended December 31, 2006 compared to $1.1 million provided by operating activities for the year ended December 31, 2005, a decrease of approximately $4.6 million. The $4.6 million increase in net cash used in operating activities is principally due to a $5.7 million increase in our net loss, offset in part by a $1.1 million increase as a result of changes in operating assets and liabilities.

Accounts receivable totaled $6.5 million at December 31, 2006, representing approximately 56 days of sales outstanding, compared to $7.2 million, or 55 days, at December 31, 2005.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2006, approximately 28% of the Company's accounts receivable was from foreign (principally European) clients and 21% of accounts receivable was due from one client. As of December 31, 2005, approximately 36% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from one client.

Net Cash Used in Investing Activities

For the years ended December 31, 2006 and 2005, we spent cash approximating $2.3 million for capital expenditures. Furthermore, during the year ended December 31, 2006, we financed the purchase of software licenses totaling approximately $164,000. Capital spending in 2006 and 2005 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.5 million.

Net Cash Provided by Financing Activities

Proceeds from the exercise of stock options provided cash approximating $356,000 and $1,297,000 in 2006 and 2005, respectively. In addition, payments of long-term obligations approximated $716,000 and $702,000 in 2006 and 2005, respectively.

During the year ended December 31, 2005, we entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008 for a total cost of approximately $1.6 million. This total obligation and associated cost totaling approximately $1.6 million is a non-cash investing and financing activity. Of the $1.6 million, approximately $528,000 was paid in 2006 and $528,000 was paid in 2005. The remaining balance of $528,000 will be paid as a financing activity in the next 12 months.

In 2006 additional software licenses amounting to $164,000 were acquired under staggered payment terms. Under these terms the total amount will be paid in eight equal quarterly installments until December 31, 2007. Total payments made on these purchases in 2006 amounted to $82,000 with the remaining balance payable in full by 2007.

Availability of Funds

We have a $5.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May, 2007, is secured by our accounts receivable. At December 31, 2006, approximately $3.7 million was available to borrow under this line based on eligible accounts receivable. The Company has not borrowed against its credit line in 2006.

We believe that existing cash and internally generated funds will be sufficient for our reasonably anticipated working capital and capital expenditure requirements during the next 12 months. We fund our foreign expenditures from our U.S. corporate headquarters on an as-needed basis.

Contractual Obligations

The table below reflects our contractual cash obligations, expressed in thousands, at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$23	$23	$-	$-	$-
Non-cancelable operating leases	3,262	1,010	2,240	12	-
Long-term vendor obligations	609	609	-	-	-

Total contractual cash obligations	$3,894	$1,642	$2,240	$12	$-

Future expected obligations under the Company’s pension benefit plan have not been included in the contractual cash obligations table above.

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

Revenue Recognition

We recognize revenue for content-related BPO services in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

We recognize IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2006. We recognize revenue billed on a time and materials basis as we perform the services.

Long-lived Assets

We account for long-lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price  for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because  of  the  existence  of one or more of the above-mentioned factors,  we perform an  impairment analysis using a projected discounted cash flow  method.  We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in  general  and  administrative  expenses  in  our statements  of operations,  and  would result in reduced carrying amounts of the related assets on  our balance  sheets. We did not recognize an impairment in any of our long lived assets in each of the three years in the period ended December 31, 2006.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that some or all of a deferred tax asset will not be realized. We have provided a valuation allowance for net operating loss carryforwards which may not be realized and for deferred tax assets in foreign jurisdictions which may not be realized because of our current tax holidays. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States. In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

Goodwill and Other Intangible Assets

SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2006, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense had been recognized at the time stock option awards were granted, because the awards had an exercise price equal to or greater than the market value of our stock on the date of the grant. However, at times, compensation expense had been recognized upon the modifications of stock option grants.

We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share-based payment awards granted during the year ended December 31, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). We recognized compensation expense of approximately $241,000 in the year ended December 31, 2006. There was no material impact as a result of adopting SFAS 123(R) on basic and diluted loss per share for the year ended December 31, 2006.

Legal Proceedings

We are involved in numerous legal proceedings and claims. Our legal reserves related to these proceedings and claims are based on a determination of whether or not the loss is either probable or reasonably possible. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. If circumstances change, we may be required to record adjustments that could be material to its reported financial condition and results of operation.

Pension

The critical assumptions we used in measuring pension benefit obligations and related effects on operations are discount rate and demographic factors such as retirement age, mortality, compensation increase and turnover. We evaluate these critical assumptions annually on a plan and country specific basis. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense. (See Notes to Financial Statements #6 for discussion on pension obligation and key assumption used).

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

We did not capitalize any software development costs during any of the three years in the period ended December 31, 2006.  Included in the selling and administrative expense are research and development costs totaling approximately $922,000 and $770,000 for the years ended December 31, 2006 and 2005, respectively.

Significant New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective as of January 1, 2007. While we are currently evaluating the impact of adopting FIN 48, we do not expect adoption to have a material impact on our consolidated financial position, statements of operations or statements of cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (8.25% at December 31, 2006) plus ½% or LIBOR (5.375% at December 31, 2006) plus 3%. We have not borrowed under this line in 2006. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency, except for cash necessary for operations. As of December 31, 2006 our foreign locations held cash totaling approximately $1.1 million.

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	II-16

Consolidated Balance Sheets as of December 31, 2006 and 2005	II-17

Consolidated Statements of Operations for the three years ended	II-18
December 31, 2006

Consolidated Statement of Stockholders’ Equity for the three years ended	II-19
December 31, 2006

Consolidated Statements of Cash Flows for the three years ended	II-20
December 31, 2006

Notes to Consolidated Financial Statements	II-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Innodata Isogen, Inc.

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments, in 2006. Also, as discussed in Note 6 to the financial statements the Company has adopted Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 22, 2007

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,597	$20,059
Accounts receivable-net of allowance for doubtful accounts of $70 and $111 at December 31, 2006 and 2005 respectively	6,484	7,169
Prepaid expenses and other current assets	1,589	1,543
Refundable income taxes	1,062	1,215
Deferred income taxes	190	338
Total current assets	22,922	30,324
PROPERTY AND EQUIPMENT-NET	4,564	4,823

OTHER ASSETS	1,912	1,789
DEFERRED INCOME TAXES	256	-

GOODWILL	675	675

TOTAL	$30,329	$37,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$987	$1,529
Accrued expenses	2,117	1,770
Accrued salaries, wages and related benefits	4,259	3,567
Income and other taxes	1,295	1,363
Current portion of long term obligations	632	663
Total current liabilities	9,290	8,892
DEFERRED INCOME TAXES	1,126	1,357

LONG TERM OBLIGATIONS	904	548

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,087,000 issued and 23,905,000 outstanding at December 31, 2006; and 23,669,000 shares issued
and outstanding at December 31, 2005	241	237
Additional paid-in capital	17,225	16,632
Retained earnings	2,622	9,945
Accumulated other comprehensive income	(760)	-
	19,328	26,814
Less: treasury stock - at cost: 182,000 shares at December 31, 2006	(319)	-
Total stockholders’ equity	19,009	26,814
TOTAL	$30,329	$37,611

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except per share amounts)

	2006	2005	2004

REVENUES	$40,953	$42,052	$53,949

OPERATING COSTS AND EXPENSES
Direct operating costs	34,141	30,920	33,050
Selling and administrative expenses	14,284	13,684	10,205
Restructuring costs	604	-	-
	49,029	44,604	43,255

(LOSS) INCOME BEFORE OTHER (INCOME) AND EXPENSE	(8,076)	(2,552)	10,694

OTHER (INCOME) AND EXPENSES
Terminated offering costs	-	-	625
Bad debt recovery - net	-	-	(963)
Interest expense	7	18	25
Interest income	(683)	(457)	(87)
(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION
FOR INCOME TAXES	(7,400)	(2,113)	11,094

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(77)	(462)	3,237

NET (LOSS) INCOME	$(7,323)	$(1,651)	$7,857

(LOSS) INCOME PER SHARE:
Basic:	$(.30)	$(.07)	$.35
Diluted:	$(.30)	$(.07)	$.32
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic:	24,021	23,009	22,288
Diluted:	24,021	23,009	24,817

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

			Additional		Accumulated
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
January 1, 2004	22,535	$226	$15,413	$3,739	-	$(1,974)	$17,404

Net income	-	-	-	7,857	-	-	7,857
Issuance of common stock upon exercise of stock options	728	7	1,075	-	-	-	1,082
Retirement of treasury stock	(584)	(6)	(1,968)	-	-	1,974	-
Income tax benefit from exercise of stock options	-	-	358	-	-	-	358
Non-cash equity compensation	-	-	36	-	-	-	36

December 31, 2004	22,679	227	14,914	11,596	-	-0-	26,737

Net loss	-	-	-	(1,651)	-	-	(1,651)
Issuance of common stock upon exercise of stock options	990	10	1,287	-	-	-	1,297
Income tax benefit from exercise of stock options	-	-	334	-	-	-	334
Non-cash equity compensation	-	-	97	-	-	-	97

December 31, 2005	23,669	237	16,632	9,945	-	-0-	26,814

Net loss	-	-	-	(7,323)	-	-	(7,323)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Purchase of treasury stock	(182)	-	-	-	-	(319)	(319)
Non-cash equity compensation	-	-	241	-	-	-	241
Adjustment to initially apply FASB Statement 158, net of tax	-	-	-	-	(760)	-	(760)

December 31, 2006	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

See notes to consolidated financial statements

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004

OPERATING ACTIVITIES:
Net (loss) income	$(7,323)	$(1,651)	$7,857
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	3,437	3,160	3,924
Non-cash compensation	241	97	36
Deferred income taxes	(222)	215	815
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	685	850	478
Prepaid expenses and other current assets	(665)	167	(1,495)
Refundable income taxes	153	(1,215)	1,075
Other assets	(189)	(355)	(160)
Accounts payable	(542)	80	150
Accrued expenses	347	(193)	811
Accrued salaries and wages	692	(412)	1,114
Income and other taxes	(68)	393	1,064
Net cash (used in) provided by operating activities	(3,454)	1,136	15,669

INVESTING ACTIVITIES:
Capital expenditures	(2,329)	(2,335)	(2,051)
Decrease in restricted cash	-	-	1,000
Net cash used in investing activities	(2,329)	(2,335)	(1,051)

FINANCING ACTIVITIES:
Payment of long-term obligations	(716)	(702)	(88)
Proceeds from exercise of stock options	356	1,297	1,082
Purchase of treasury stock	(319)	-	-
Net cash (used in) provided by financing activities	(679)	595	994

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,462)	(604)	15,612

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,059	20,663	5,051
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,597	$20,059	$20,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$340	$504	$1,237
Interest expense	$7	$18	$25
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment utilizing capital leases	$-	$-	$66
Vendor financed software licenses acquired	$164	$1,583	$-

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides content-related BPO services and content-related information technology (IT) professional services. The Company’s content-related BPO services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The Company’s IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred taxes and related valuation allowances, allowances for bad debts and billing adjustments, cash flows used in impairment analysis of long-lived assets, litigation accruals, post retirement benefits, and tax audits.

Revenue Recognition-Revenue for content-related BPO services is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met.

The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from such services billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2006. Revenue billed on a time and materials basis is recognized as services are performed.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2006 and 2005 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in 2006, 2005 and 2004.

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

Long-lived Assets-The Company accounts for long lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price  for  a  sustained  period;  and  (iv)  a  change  in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an  impairment analysis is performed initially using a projected undiscounted cash flow  method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in  general  and  administrative  expenses  in  the  Company’s  statements  of operations,  and  would result in reduced carrying amounts of the related assets on  the  Company’s  balance  sheets. No impairment was identified or recorded in each of the three years in the period ended December 31, 2006.

Goodwill and Other Intangible Assets-Goodwill represents the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. In the annual impairment test conducted by the Company on September 30, 2006, 2005 and 2004 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is considered more likely than not that all of some portion of the deferred tax assets will not be realized. Unremitted earnings of foreign subsidiaries for each of the three years in the period ended December 31, 2006, have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

Accounting for Stock-Based Compensation-Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards including employees and directors, to be based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense had been recognized for employees and directors at the time stock option awards were granted, because the awards had an exercise price equal to or greater than the market value of the Company’s stock on the date of the grant. However, at times, compensation expense had been recognized upon the modifications of stock option grants.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share-based payment awards granted during the year ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company recognized compensation expense of approximately $241,000 in the year ended December 31, 2006, of which $171,000 related to the adoption of SFAS 123(R). There was no material impact as a result of adopting SFAS 123(R) on basic and diluted loss per share for the year ended December 31, 2006.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the year ended December 31, 2006, share-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

Year ended
December 31, 2006

Cost of sales	$80
Selling and administrative expenses	101
Restructuring costs	60

Total share based compensation	$241

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the assumptions described in note 8, “Stock Options.”

	Year Ended December 31,
	2005	2004
	(in thousands,
	except per share amounts)

Net (loss) income, as reported	$(1,651)	$7,857
Deduct: Total stock-based employee compensation
determined under fair value based method, net of related
tax effects	(6,731)	(3,200)
Add: Compensation expense included in the determination
of net (loss) income as reported, net of related tax effects, related
to the extension of stock options	79	-

Pro forma net (loss) income	$(8,303)	$4,657

(Loss) income per share:
Basic-as reported	$(.07)	$.35

Basic-pro forma	$(.36)	$.21

Diluted-as reported	$(.07)	$.32

Diluted-pro forma	$(.36)	$.19

Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2006 and 2005 because of the relative short maturity of these instruments. The carrying amounts of long term obligations approximated their fair value as of December 31, 2006 and 2005 based upon rates currently available to the Company.

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

Income (Loss) Per Share- Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings (loss) per share by application of the treasury stock method. Diluted net loss per share for 2006 and 2005 does not include potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

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

No software development costs were capitalized during each of the three years in the period ended December 31, 2006.  Included in the selling and administrative expense are research and development costs totaling approximately $922,000 and $770,000 for the years ended December 31, 2006 and December 31, 2005. The research and development costs for the year ended December 31, 2004 were immaterial.

New Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective as of January 1, 2007. While the Company is currently evaluating the impact of adopting FIN 48., we do not expect adoption to have a material impact on our consolidated financial position, statements of operations or statements of cash flows.

2.	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

	December 31,
	2006	2005

Equipment	$14,475	$14,350
Software	3,150	2,856
Furniture and office equipment	1,328	1,070
Leasehold improvements	3,317	2,573
Total	22,270	20,849
Less accumulated depreciation and amortization	(17,706)	(16,026)

	$4,564	$4,823

Depreciation expense was approximately $2,750,000, $2,561,000 and $3,120,000 for each of the three years in the period ended December 31, 2006.

At December 31, 2006 and 2005, equipment under capital leases had a net book value of approximately $35,000 and $209,000, respectively.

3.	INCOME TAXES

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2006 are as follows:

	2006	2005	2004

Current income tax expense (benefit):
Foreign	$191	$144	$174
Federal	(35)	(821)	1,943
State and local	(11)	-	305
	145	(677)	2,422
Deferred income tax expense (benefit) provision
Foreign	$(222)	$(52)	$4
Federal	-	139	693
State and local	-	128	118
	$(222)	$215	$815

(Benefit from) provision for income taxes	$(77)	$(462)	$3,237

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31,  is summarized as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	35.0%
Effect of:
State income taxes (net of federal tax benefit)	-	3.9	2.5
Foreign source losses for which no tax benefit is available	.9	2.2	1.5
Foreign entities subject to US federal income taxes	-	-	4.3
Effect of foreign tax holiday	(6.1)	(25.9)	(12.3)
Taxes on foreign income at rates that differ from US
Statutory rate	(1.2)	(5.7)	(1.4)
Change in valuation allowance on deferred tax assets	43.4	33.4	-
Other	(4.0)	4.2	(0.4)
Effective rate	(1.0)%	(21.9)%	29.2%

During each of the two years ended December 31, 2005 and 2004, tax benefits related to stock option exercises were $334,000 and $358,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital. No such benefit was recorded in the year ended December 31, 2006.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Allowances not currently deductible	$145	$285
Depreciation and amortization	239	155
Equity compensation not currently deductible	559	382
Net operating loss carryforward	4,396	1,006
Expenses not deductible until paid	302	261
Total gross deferred income tax assets before valuation allowance	5,641	2,089
Valuation allowance	(4,340)	(1,127)
Net deferred income tax assets	1,301	962
Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	(1,981)	(1,981)

Net deferred liability	$(680)	$(1,019)

Net deferred income tax asset-current	190	338
Net deferred income tax asset-long term	256	-
Net deferred income tax liability-non-current	(1,126)	(1,357)

Net deferred income tax liability	$(680)	$(1,019)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4,340,000 and $1,127,000 at December 31, 2006 and 2005, respectively. In the three years ended December 31, 2006, the Company increased its U.S. valuation allowances by $3,633,000, $1,022,000 and $105,000. The 2006 and 2005 increases resulted primarily from net operating losses incurred for which realization is uncertain. The 2006 increase was offset by a reversal of a valuation allowance of approximately $420,000 which has been recorded for one of the Company’s Indian subsidiaries.

United States and foreign components of (loss) income before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2006	2005	2004

United States	$(9,707)	$(4,019)	$6,731
Foreign	2,307	1,906	4,363

Total	$(7,400)	$(2,113)	$11,094

Certain of the Company’s foreign subsidiaries are subject to tax holidays for various periods ranging from 2006 to 2014, pursuant to which the income tax rate for these subsidiaries is substantially reduced. Unless renewed, as the tax holidays expire, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for tax holidays was approximately $450,000, $500,000 and $800,000 for each of the three years in the period ended December 31, 2006. The income tax holiday of one of the Indian subsidiaries will expire on March 2007.

The Company has U.S. Federal net operating loss carryforwards available of approximately $13 million which will expire between 2025 and 2026.

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

In 2006, additional guidance was released by the IRS which clarified that the regulations upon which the Company relied were not binding on pre-existing entities until May 2006. Based on this guidance, the Company believes it may be entitled to a refund for taxes paid and intends to pursue this claim. However, given the uncertainty regarding the procedures and the IRS’ position regarding grant of such refunds, it does not believe it is appropriate to record a benefit and an income tax receivable at this time.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006 one of the Company’s Indian subsidiaries has received a tax assessment approximating $350,000, including interest, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, we received notice of assessment from the Indian bureau of taxation for the fiscal year ending 2005. We will submit the required documentation allowing them to commence their audit.

In addition, the Company’s U.S. federal income tax return for 2004 is currently undergoing audit by the IRS and the State of New Jersey is auditing its income and sales tax returns for various periods through 2006. The IRS has also indicated that it will review the Company’s 2005 tax return.

Furthermore, the Company is subject to various other tax audits and claims which arise in the ordinary course of business.

As a result of the above matters, included in income and other taxes payable account for the years ended December 31, 2006 and 2005 is an accrual for potential tax obligations of approximately $619,000 and $554,000, respectively. While management currently believes that the ultimate outcome of all these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the operating results of the period in which the ruling occurs. In addition, the estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

4.	LONG TERM OBLIGATIONS

In 2005, the Company entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008. Pursuant to the agreement, the Company has paid a total of $528,000 in 2006 and $528,000 in 2005. The remaining balance is payable in four payments of approximately $132,000 per quarter in 2007 and is presented under “Current portion of long-term obligations” below. The total cost (in thousands) was allocated to the following asset accounts in 2005:

Other current assets	$487
Other assets (long-term)	608
Property and equipment	488
Total	$1,583

In 2006 additional software licenses amounting to $164,000 were acquired through financing. Under these terms the total amount shall be paid in eight equal quarterly installments until December 31, 2007. Total payments made on these purchases in 2006 amounted to $82,000, with the remaining balance payable in full by 2007. This balance is included in the amount presented under “Current portion of long-term obligations” below.

Total long-term obligation as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Vendor obligations
Microsoft license	$609	$1,056
Capital lease obligations	23	155
Deferred lease payments	27	-

Pension obligations
Accrued pension liability (see Note 6)	877	-
	$1,536	$1,211
Less: Current portion of long-term obligations	632	663
Total	$904	$548

5.	COMMITMENTS AND CONTINGENT LIABILITIES

Line of Credit-The Company has a $5 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in May 2007, is secured by the Company’s accounts receivable. At December 31, 2006, approximately $3.7 million was available to borrow under this line based on eligible accounts receivable. The Company did not borrow against its credit line in 2006.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space in 2006 is approximately $1,285,000. For each of the three years in the period ended December 31, 2006, rent expense, principally for office and production space, totaled approximately $2,163,000, $1,956,000 and $1,725,000, respectively.

In addition, the Company leases certain equipment under short-term capital and operating lease agreements. For each of the three years in the period ended December 31, 2006, rent expense for equipment totaled approximately $45,000, $71,000 and $47,000, respectively.

At December 31, 2006, future minimum annual rental commitments on non-cancelable leases (excluding operating leases with terms less than one year) (in thousands) are as follows:

Operating leases

2007	$929
2008	968
2009	822
2010	348
2011	18

$3,085

In connection with the relocation of the Company’s Dallas office, the lessor agreed to pay approximately $246,000 as incentive to terminate the lease prior to its contractual expiration date. In connection with this transaction, the Company recognized income of approximately $246,000 in 2006.

Litigation -In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against certain of the Company’s Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If complainants' claims had merit they could be entitled to back wages and benefits of up to approximately $5.3 million, based upon exchange rates as of December 31, 2006, and consistent with prevailing jurisprudence. Based on consultation with legal counsel, we believe that the complainants' claims are without merit and continue to defend against them vigorously.

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

Employment Agreements

In 2006, the Company entered into a three year employment agreement with its Chief Executive Officer (“CEO”). The agreement, which has an effective date of February 1, 2006, provides for: annual base compensation of $369,000 subject to cost of living adjustments and annual discretionary increases as determined by the Company's Board of Directors; additional cash incentive or bonus compensation for each calendar year determined by the compensation committee of the Board of Directors in its discretion and conditioned on the attainment of certain quantitative objectives to be established by the compensation committee with a target bonus of not less than 50% of base salary for the year; and equity-based incentive compensation in such amounts as shall be determined by the compensation committee, which, if granted, shall have an exercise price equal to the fair market value of the shares at the time of the grant. The agreement also provides for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. In the event the CEO is terminated without cause (as defined) or, if upon expiration of the term of the agreement the Company does not offer to enter into a successor agreement on substantially similar terms, the CEO is entitled to receive payments in an amount equal to the greater of (i) his then base salary for 24 months or (ii) the number of months remaining in the term of the agreement; the continuation of his health, life, disability and non-qualified retirement plan benefits for the greater of (i) 24 months or (ii) the number of months remaining in the term of the agreement; twice the CEO’s then bonus target; and the removal of any vesting, transfer, lock up, performance or other restrictions or requirements on his stock options or other equity-based compensation. In the event the CEO resigns after the 6-month anniversary of a change of control (as defined), the CEO is entitled to receive severance payments in an amount equal to the greater of (i) his then base salary for 36 months or (ii) the number of months remaining in the term of the agreement; the continuation of his health, life, disability and non-qualified retirement plan benefits for the greater of (i) 36 months or (ii) the number of months remaining in the term of the agreement; three times his then bonus target; and the removal of any vesting, transfer, lock up, performance or other restrictions or requirements on his stock options or other equity-based compensation. The agreement also provides for potential tax gross-up payments in respect of income taxes and penalties that may be imposed on the CEO under Section 409A of the Internal Revenue Code, and in respect of excise taxes and penalties that may be imposed on the CEO under Section 4999 of the Internal Revenue Code.

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

An executive vice president of the Company was provided a separation agreement in connection with the termination of his employment with the Company effective as of May 26, 2006. Pursuant to the separation agreement, the Company will continue to pay his base salary for a period of twelve months, as provided for in his employment agreement. Included in selling and administrative expenses for the year ended December 31, 2006 is accrued severance costs of approximately $275,000.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors and certain officers against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and/or officer of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2006, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at two of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2006, the net book value of the property and equipment were $508,000.

6.	PENSION BENEFITS

U.S. Defined Contribution Pension Plan -The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $66,000 to the plan for the year ended December 31, 2006.  For the years ended December 31, 2005 and 2004, the Company’s matching contributions were approximately $71,000 and $75,000 respectively.

Non-U.S. Pension benefits-In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans effective for the Company’s year ended December 31, 2006.

FAS 158 did not change the manner in which plan liabilities or periodic expense is measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity.

The objective of FAS 158 is to require that the funded status of defined benefit pension and other postretirement benefit plans (measured as the difference between the fair value of plan assets, if any and the benefit obligation) be recognized on the balance sheet as a net asset or net liability.

As required, the Company has adopted this statement and applied it prospectively beginning with the Company’s fiscal year-end December 31, 2006. While the adoption had no effect on the consolidated statements of operations, unrecognized actuarial amounts were reflected in the consolidated balance sheet as of December 31, 2006. The result of this was the recognition of additional pension liabilities of $877,000 representing the increase in actuarial liabilities for retirement benefits not previously recorded in the books of the Philippines subsidiaries. It was not necessary to recognize any additional pension liabilities for the Indian and Sri Lankan subsidiaries since all pension liabilities are recorded in full and are accounted for in accordance with FAS 112 Accounting for post-employment benefits.

The following table illustrates the incremental effect of applying FAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006 (in thousands).

	Before application of Statement 158	Adjustments	After application of Statement 158
Deferred income tax receivable	$139	$117	$256
Liability for pension benefits	703	877	1,580
Total liabilities	10,443	877	11,320
Accumulated other comprehensive loss	-	(760)	(760)
Total stockholders' equity	$19,769	$(760)	$19,009

All the non-U.S. subsidiaries provide for government mandated, defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations as of December 31, 2006. Pension expenses for foreign subsidiaries totaled approximately $313,000, $251,000 and $228,000 for each of the three years in the period ended December 31, 2006.

Included in accrued salaries, wages and related benefits as of December 31, 2006 and 2005 are accrued pension liabilities related to the above unfunded plans totaling approximately $703,000 and $493,000.

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements.

Benefit Obligations:

Change in the benefit obligation	2006	2005	2004
Projected benefit obligation at beginning of the year	$493	$327	$154
Service cost	176	129	83
Interest cost	68	34	20
Increase (decrease) in liability	-	-	50
Foreign currency exchange rate changes	26	-	-
Actuarial loss (gain)	903	54	44
Benefits paid	(86)	(51)	(24)
Projected benefit obligation at end of year	$1,580	$493	$327

Components of Net Periodic Pension Cost:
	2006	2005	2004

Service cost	$176	$129	$83
Interest cost	68	34	20
Amortization for increase (decrease) in liability	-	-	50
Actuarial loss (gain) recognized	45	54	44
Net periodic pension cost	$289	$217	$197

Unrecognized Actuarial Loss (Gain):

Experience gains and losses and effects of changes in actuarial assumptions are carried forward and amortized over a period no longer than the average future service of employees.

The following table sets out the unrecognized actuarial gain (loss) (in thousands), as of December 31, 2006.

Net cumulative unrecognized actuarial gain (loss) - January 1, 2006	$(170)
Actuarial (loss) for the year	(748)
Recognized actuarial loss for the year	45
Net cumulative unrecognized (loss) - December 31, 2006	$(873)

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year.
	2006	2005	2004
Discount rate	6.5%-10%	7.5%-14%	7.5%-12%
Rate of increase in compensation levels	7%-10%	7%-10%	7%-10%

Estimated Future Benefit Payments:

The following benefit payments (in thousands), which reflect expected future service, as appropriate, are expected to be paid:

2007	44
2008	49
2009	52
2010	57
2011	62
2012 to 2016	365

7.	RESTRUCTURING COST

As part of an overall cost reduction plan to reduce operating costs, in September 2006 the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and the plan was substantially implemented by the end of 2006.

As a result, management estimates that total charges to earnings associated with the restructuring plan is expected to approximate $615,000 of which $531,000 and $84,000 represent severance costs and costs to implement, respectively. As of December 31, 2006, approximately $604,000, which includes $60,000 non-cash consideration via a stock option modification, has been charged to earnings, of which $102,000 has been accrued and included under the caption “Accrued Expenses” on the accompanying Balance Sheet as of the period then ending.

In connection with the restructuring, the Company paid cash of $442,000 and recognized cost amounting to $60,000 for stock option modification and expects to pay the balance of $113,000 during the first two quarters of 2007.

Restructuring costs by segment (in thousands) are as follows:

	Total expected costs	Costs incurred as of December 31, 2006
Outsourced content-related BPO Services	$165	$154
IT Professional Services	21	21
Selling and Corporate Administrative	429	429

Total Consolidated	$615	$604

Relative to the restructuring, the Company modified the expiration date of an option held by a departing officer to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.59. The option, which was scheduled to expire at a rate of 20,000 shares per year commencing on May 31, 2009, was modified wherein 20,000 shares continue to expire on May 31, 2009, 20,000 shares continue to expire on May 31, 2010 and the remaining 60,000 shares will also expire on May 31, 2010. The modification also provided that the option will survive the termination of the officer’s employment with the Company. The Company recognized, as part of the restructuring cost, $60,000 related to the stock option modification.

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

Common Stock Reserved-As of December 31, 2006, the Company had reserved for issuance approximately 6,980,000 shares of common stock pursuant to the Company’s stock option plans (including an aggregate of 1,015,164 options issued to the Company’s Chairman which were not granted pursuant to stockholder approved stock option plans).

Treasury Stock

In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $681,000 remains available for repurchase under the program as of December 31, 2006. During the year ended December 31, 2006, the Company repurchased 182,262 shares of its common stock at a cost of $319,000.

In 2004, the Company retired 584,000 shares of its treasury stock.

8.	STOCK OPTIONS

The Company adopted, with stockholder approval, 1998, 2001, and 2002 Stock Option Plans (the “1998 Plan,” “2001 Plan,” and “2002 Plan”) which provide for the granting of options to purchase not more than an aggregate of 3,600,000, 900,000, and 950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options (“ISOs”) within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs (“Non-Qualified Options”).

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company’s stock). Options may be granted under the Stock Option Plan to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan after June 30, 2012.

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

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions: eight years for options granted in 2005 and four to four and one-half years for options granted in 2004; risk free interest rate of 4.39% in 2005 and 3.19% in 2004; expected volatility of 150% in 2005 and 114% in 2004, and a zero dividend rate in each of the two years ended December 31, 2005 and 2004. The weighted average grant date fair value of options granted in 2005, and 2004 was $3.28 and $2.89, respectively.

The following table presents information related to stock options for 2006, 2005 and 2004.

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Balance 1/1/04	7,589,380	$2.34	5,780,204	$1.83

Forfeit	(32,774)	$1.89
Expired	(16,400)	$0.86
Granted	214,000	$3.74
Exercised	(728,274)	$1.48

Balance 12/31/04	7,025,932	$2.36	5,985,748	$2.14

Forfeit	(214,000)	$3.91
Expired	(35,267)	$3.67
Granted	784,000	$3.37
Exercised	(990,395)	$1.74

Balance 12/31/05	6,570,270	$2.72	6,372,254	$2.68

Forfeit	(494,700)	$3.53
Expired	(1,108,200)	$5.45
Granted	-	-
Exercised	(418,420)	$1.03

Balance 12/31/06	4,548,950	$2.14	4,478,167	$2.12

	December 31, 2006
	Options Outstanding				Options Exercisable
Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2006	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2006
$0.25 - 0.42	130,668	1	$0.26	$64,084	130,668	$0.26	$64,084
$0.50 - 0.67	1,203,996	4	$0.57	1,084,950	1,203,996	$0.57	1,084,950
$1.29	399,996	1	$1.29	448,916	399,996	$1.29	448,916
$2.00	103,444	8	$2.00	33,102	103,444	$2.00	33,102
$2.59	1,214,346	5	$2.59	-0-	1,214,346	$2.59	-0-
$3.00 - 4.00	1,496,500	8	$3.44	-0-	1,425,717	$3.43	-0-
	4,548,950			$1,631,052	4,478,167		$1,631,052

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2006	198,016	$3.12
Granted 2006	-	-
Forfeited 2006	(65,541)	$3.57
Vested 2006	(61,692)	$2.86
Non-vested December 31, 2006	70,783	$2.92

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2006 totaled approximately $173,000. The weighted-average period over which these costs will be recognized is two years.

The total intrinsic value of options exercised for each of the three years in the period ended December 31, 2006 was $1,131,000, $1,728,000 and $1,994,000, respectively. The total fair value of stock options vested during the year ended December 31, 2006 was $176,000.

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

No equity compensation expense was recognized because the exercise price of the modified options was equal to the price of the underlying common stock on the date the grants were modified. In addition, pursuant to Emerging Issues Task Force (“EITF”) 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, the Company has determined that the modified grants continue to qualify for fixed accounting treatment.

In December 2005, the Company accelerated the vesting of options to purchase 790,000 shares of Common Stock that were previously granted to the Chief Executive Officer and certain officers and directors. Pursuant to the modification agreement, the officers and directors agreed to not sell, pledge or otherwise dispose of more than a certain number of shares issued or issuable upon exercise of these options during the period of time that such option shares would otherwise have not vested. As a result of the accelerated vesting, approximately $1.3 million of future non-compensation charges will not be required effective January 1, 2006 because of the Company’s adoption of SFAS 123 (R).

9.	ACCUMULATED COMPREHENSIVE INCOME

The Company’s accumulated comprehensive income consists of accumulated comprehensive income from pension liability and deferred tax benefit on the pension liability.

10.	SEGMENT REPORTING AND CONCENTRATIONS

The Company’s operations are classified into two reporting segments: (1) content-related BPO services and (2) IT professional services. The content-related BPO services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company’s content-related BPO services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

	2006	2005	2004
	(in thousands)

Revenues:
Content-related BPO services	$36,277	$36,655	$43,701
IT Professional services	4,676	5,397	10,248
Total consolidated	$40,953	$42,052	$53,949

Depreciation and amortization:
Content-related BPO services	$2,897	$2,728	$3,547
IT Professional services	127	101	92
Selling and corporate administration	413	331	285
Total consolidated	$3,437	$3,160	$3,924

(Loss) income before income taxes:
Content-related BPO services	$4,105	$9,204	$16,116
IT Professional services	635	1,052	4,671
Selling and corporate administration	(12,140)	(12,369)	(9,693)
Total consolidated	$(7,400)	$(2,113)	$11,094

	December 31,
	2006	2005
	(in thousands)
Total assets
Content-related BPO services	$13,057	$15,436
IT Professional services	2,043	3,140
Corporate (includes corporate cash)	15,229	19,035
Total consolidated	$30,329	$37,611

Long-lived assets as of December 31, 2006 and 2005, respectively by geographic region are comprised of:

	2006	2005
	(in thousands)
United States	$1,928	$2,022

Foreign countries:
Philippines	2,250	2,573
India	626	848
Sri Lanka	456	144
Total foreign	3,332	3,565
	$5,260	$5,587

Three clients accounted for 28%, 12% and 10% of the Company's revenues in the year ended December 31, 2006. Two clients accounted for 27% and 12% of the Company’s revenue in the year ended December 31, 2005 and 31% and 24% in the year ended December 31, 2004. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2006, 2005 and 2004, revenues to non-US clients accounted for 37%, 35%, and 30%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, by geographic region (determined based upon customer’s domicile), are as follows:

	2006	2005	2004
	(in thousands)

United States	$25,951	$27,243	$37,842
The Netherlands	10,200	10,819	12,648
Other - principally Europe	4,802	3,990	3,459
	$40,953	$42,052	$53,949

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2006, approximately 28% of the Company's accounts receivable was from foreign (principally European) clients and 21% of accounts receivable was due from one client. As of December 31, 2005, approximately 36% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from one client.

11.	(LOSS) INCOME PER SHARE

	2006	2005	2004
	(in thousands, except per share amounts)

Net (loss) income	$(7,323)	$(1,651)	$7,857

Weighted average common shares outstanding	24,021	23,009	22,288
Dilutive effect of outstanding options	-	-	2,529
Adjusted for dilutive computation	24,021	23,009	24,817

Basic (loss) income per share	$(.30)	$(.07)	$.35

Diluted (loss) income per share	$(.30)	$(.07)	$.32

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 2.8 million shares of common stock in 2006 and 3.1 million shares of common stock in 2005 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 796,000 and 1,733,000 potential common shares derived from stock options for the years ended December 31, 2006 and 2005, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2006
Revenues	$10,285	$9,721	$10,400	$10,547
Net loss	$(1,346)	($2,952)	($2,196)	($829)
Net loss per share	($.06)	($.12)	($.09)	($.03)
Diluted net loss per share	($.06)	($.12)	($.09)	($.03)
2005
Revenues	$11,190	$10,110	$9,647	$11,105
Net income (loss)	$299	($517)	($875)	($558)
Net income (loss) per share	$.01	($.02)	($.04)	($.02)
Diluted net income (loss) per share	$.01	($.02)	($.04)	($.02)

13.	OTHER

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1. Financial Statements. See Item 8. Index to Financial Statements.
2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
3. Exhibits

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended
	April 29, 1993	December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation filed on	December 31, 2003
March 1, 2001

3.1 (c)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation	December 31, 2003
Filed on November 14, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated
	Series C Participating Preferred Stock	December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer & Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement	Filed as Exhibit 10.3 to Form 10-K dated December 31, 2002
Between us and our directors and one of our
officers

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of	Filed as Exhibit 10.10 to our Form 10-K for the year ended
	January 1, 2004 with George Kondrach	December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

IV-1

Exhibit	Description	Filed as Exhibit
10.13	Form of 2001 Stock Option Plan Grant Letter, Dated December 22, 2005	Filed as Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for	Exhibit 10.5 to Form 8-K dated December 15, 2005
Directors

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement	Exhibit 10.9 to Form 8-K dated December 15, 2005
for Jack Abuhoff

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement	Exhibit 10.11 to Form 8-K dated December 15, 2005
for Stephen Agress

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement Dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

IV-2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.

By	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff Jack Abuhoff	Chairman of the Board of Directors, Chief Executive Officer and President	March 30, 2007

/s/ Steven L. Ford Steven L. Ford	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 30, 2007

/s/ Haig S. Bagerdjian Haig S. Bagerdjian	Director	March 30, 2007

/s/ Louise C. Forlenza Louise C. Forlenza	Director	March 30, 2007

/s/ John R. Marozsan John R. Marozsan	Director	March 30, 2007

/s/ Peter H. Woodward Peter H. Woodward	Director	March 30, 2007

INNODATA ISOGEN, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 was as follows:

		Additions
	Balance at	Charged to	Charged to		Balance at
Period	Beginning of Period	Costs and Expenses	Other Accounts	Deductions	End of Period

2006	$111	$(9)	$-	$(32)	$70

2005	$135	$9	$-	$(33)	$111

2004	$1,219	$25	$-	(1,109)	$135