Form 10-Q
period 2007-03-31
INNODATA ISOGEN INC
filed 2007-05-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(201) 371-2828
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 30, 2007
$.01 par value per share	23,968,341 shares

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2007

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$12,462	$13,597
Accounts receivable-net	7,893	6,484
Prepaid expenses and other current assets	1,657	1,589
Refundable income taxes	1,062	1,062
Deferred income taxes	213	190

Total current assets	23,287	22,922

PROPERTY AND EQUIPMENT - NET	4,562	4,564

OTHER ASSETS	1,849	1,912

DEFERRED INCOME TAXES	256	256

GOODWILL	675	675

TOTAL	$30,629	$30,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,273	$987
Accrued expenses	2,116	2,117
Accrued salaries, wages and related benefits	4,715	4,259
Income and other taxes	1,448	1,295
Current portion of long term obligations	518	632

Total current liabilities	10,070	9,290

DEFERRED INCOME TAXES	1,143	1,126

LONG TERM OBLIGATIONS	1,011	904

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding Common stock, $.01 par value; 75,000,000 shares authorized; 24,090,000 and 24,087,000 issued at March 31, 2007 and December 31, 2006, and 23,908,000 and 23,905,000 outstanding at March 31, 2007 and December 31, 2006	241	241
Additional paid-in capital	17,264	17,225
Retained earnings	1,979	2,622
Accumulated other comprehensive income	(760)	(760)
	18,724	19,328
Less: treasury stock - at cost; 182,000 shares	(319)	(319)
Total stockholders’ equity	18,405	19,009

TOTAL	$30,629	$30,329

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

REVENUES	$12,729	$10,285

OPERATING COSTS AND EXPENSES:
Direct operating expenses	10,044	8,353
Selling and administrative expenses	3,445	3,386
Interest (income) - net	(137)	(151)

Total	13,352	11,588

LOSS BEFORE PROVISION FOR INCOME TAXES	(623)	(1,303)

PROVISION FOR INCOME TAXES	20	43
NET LOSS	$(643)	$(1,346)

BASIC AND DILUTED LOSS PER SHARE	$(.03)	$(.06)
WEIGHTED AVERAGE SHARES OUTSTANDING	23,906	24,033

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(643)	$(1,346)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	737	866
Non-cash compensation	33	58
Deferred income taxes	(6)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,409)	1,091
Prepaid expenses and other current assets	(180)	(297)
Other assets	46	(67)
Accounts payable and accrued expenses	285	602
Accrued salaries and wages	456	(112)
Income and other taxes	153	68
Net cash (used in) provided by operating activities	(528)	863

INVESTING ACTIVITIES:
Capital expenditures	(448)	(794)

FINANCING ACTIVITIES:
Payment of long-term obligations	(165)	(179)
Proceeds from exercise of stock options	6	356

Net cash (used in) provided by financing activities	(159)	177

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,135)	246

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,597	20,059

CASH AND EQUIVALENTS, END OF PERIOD	$12,462	$20,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1	$3
Income taxes	$22	$25
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$-	$234
Acquisition of equipment utilizing capital leases	$144	$-

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)

			Additional		Accumulated
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net loss	-	-	-	(643)	-	-	(643)
Issuance of common stock upon exercise of stock options	3	-	6	-	-	-	6
Non-cash equity compensation	-	-	33	-	-	-	33

March 31, 2007	23,908	$241	$17,264	$1,979	$(760)	$(319)	$18,405

January 1, 2006	23,669	$237	$16,632	$9,945	$-0-	$-0-	26,814

Net loss	-	-	-	(1,346)	-	-	(1,346)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Non-cash equity compensation	-	-	58	-	-	-	58

March 31, 2006	24,087	$241	$17,042	$8,599	$-0-	$-0-	$25,882

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides content-related business process outsourcing BPO services and content-related information technology (IT) professional services. The Company’s content-related BPO services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The Company’s content-related IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

Basis of Presentation-Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring accruals) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at March 31, 2007 and 2006 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in three months ended March 31, 2007.

Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.	LONG TERM OBLIGATIONS

In the first quarter of 2007 the Company entered into capital lease agreements to finance the acquisition of certain computer equipment approximating $144,000, with repayment terms ranging from 3 to 5 years and bearing interest ranging between 7%-9%.

In the three months ended March 31, 2006, the Company financed the acquisition of software licenses totaling $164,000. The amount is payable in eight equal quarterly installments through December 31, 2007.

Total long term obligations as of March 31, 2007 and December 31, 2006 consist of the following (amounts in thousands):

	2007	2006

Vendor obligations for software licenses	$465	$609
Capital lease obligations	159	23
Deferred lease payment	28	27
	652	659

Pension obligations - accrued pension liability	877	877
	1,529	1,536
Less: current portion of long term obligations	518	632

Long term obligations	$1,011	$904

3.	INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The liability for net unrecognized tax benefits at March 31, 2007 and December 31, 2006 was approximately $565,000. This liability represents an accrual relating to uncertain income tax positions the Company has taken on its domestic and foreign tax returns. Furthermore the Company has unrecognized tax benefits approximating $167,000 which, if recognized, would increase the Company’s net operating loss carryforward. Such increase, if recognized, would not have an impact on the Company’s effective tax rate since the increase to its deferred tax assets would result in a corresponding increase to its valuation allowance.

As of March 31, 2007 and December 31, 2006, the Company had accrued a liability for interest and penalties totaling approximately $138,000.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries has received a tax assessment approximating $350,000, including interest, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Company received a notice from the Indian bureau of taxation of their intent to audit its income tax returns for the fiscal year ending 2005. The Company will submit the required documentation allowing them to commence their audit.

The IRS is in the process of auditing the Company’s 2004 income tax return, and has indicated that it will review the Company’s 2005 tax return.

Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

The Company currently cannot estimate the range of the reasonably possible change in unrecognized tax benefits in the next twelve months.

In the three months ended March 31, 2007 and 2006, the provision for income taxes was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, the Company did not recognize a tax benefit on U.S. net operating losses generated during these periods because realization of such net operating loss carryforwards is uncertain.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4,630,000 and $4,340,000, at March 31, 2007 and December 31, 2006, respectively.

In addition the Company is subject to various tax audits and claims which arise in the ordinary course of business. Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on the Company’s financial position or results of operations.

4.	COMMITMENTS AND CONTINGENT LIABILITIES

Line of Credit-The Company has a $5 million line of credit, which is secured by the Company’s accounts receivable, pursuant to which it may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires on May 31, 2007, is currently under negotiation for renewal. At March 31, 2007, approximately $4.4 million was available to borrow under this line based on eligible accounts receivable. The Company has no outstanding obligations under its credit line.

Litigation -In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against certain of the Company’s Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If complainants' claims had merit, they could be entitled to back wages and benefits of up to approximately $5.5 million, based upon exchange rates as of March 31, 2007, and consistent with prevailing jurisprudence. Based on consultation with legal counsel, we believe that the complainants' claims are without merit and continue to defend against them vigorously.

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

5.	RESTRUCTURING COST

As part of an overall cost reduction plan to reduce operating costs, in September 2006 the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most of these employees were terminated prior to September 30, and the plan was complete as of March 31, 2007.

As of March 31, 2007 and December 31, 2006, accrued expenses included approximately $38,000 and $102,000, respectively, related to restructuring costs charged in 2006. During the three months ended March 31, 2007, the Company paid severance costs totaling $64,000 and expects to pay the remaining balance of $38,000 in the second quarter of 2007.

6.	STOCK OPTIONS

The following table presents information related to stock options for the three months ended March 31, 2007.

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance 1/1/07	4,548,950	$2.14	4,478,167	$2.12

Forfeit	-	-
Expired	(1,750)	$4.00
Granted	60,000	$2.88
Exercised	(2,800)	$2.00

Balance 3/31/07	4,604,400	$2.15	4,492,553	$2.12

	March 31, 2007
	Options Outstanding				Options Exercisable
Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2007
$0.25 - 0.42	130,668	1	$0.26	$88,421	130,668	$0.26	$88,421
$0.50 - 0.67	1,203,996	4	$0.57	1,578,782	1,203,996	$0.57	1,578,782
$1.29	399,996	0	$1.29	820,432	399,996	$1.29	820,432
$2.00	100,644	8	$2.00	177,133	100,644	$2.00	177,133
$2.59 - 2.88	1,274,346	5	$2.60	912,095	1,221,846	$2.59	912,095
$3.00 - 3.75	1,494,750	7	$3.44	-0-	1,435,403	$3.43	-0-
	4,604,400			$3,576,863	4,492,553		$3,576,863

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for options granted in the three months ended March 31, 2007: eight years; risk free interest rate of 4.56%; expected volatility of 123% and a zero dividend rate. The weighted average grant date fair value of options granted in 2007 was $2.68. No options were granted during the three months ended March 31, 2006.

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2007	70,783	$2.92
Granted 2007	52,500	$2.68
Vested 2007	(11,436)	$3.03
Non-vested March 31, 2007	111,847	$2.79

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2007 totaled approximately $275,000. The weighted-average period over which these costs will be recognized is thirty-two months.

The total intrinsic value of options exercised for the three months ended March 31, 2007 and March 31, 2006 was $3,000 and $1,130,000 respectively. The total fair value of stock options vested during the three months ended March 31, 2007 was $35,000.

7.	SEGMENT REPORTING AND CONCENTRATIONS

The Company’s operations are classified into two reporting segments: (1) content-related BPO services and (2) content-related IT professional services. The content-related BPO services segment focuses on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services. The content-related IT professional services segment focuses on the design, implementation, integration and deployment of systems used to author, manage and distribute content. The Company’s content-related BPO services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues:
Content-related BPO services	$11,549	$9,258
Content-related IT Professional services	1,180	1,027
Total consolidated	$12,729	$10,285

Depreciation and amortization:
Content-related BPO services	$598	$747
Content-related IT Professional services	29	29
Selling and corporate administration	110	90
Total consolidated	$737	$866

Loss before income taxes:
Content-related BPO services	$2,757	$1,651
Content-related IT Professional services	(237)	62
Selling and corporate administration	(3,143)	(3,016)
Total consolidated	$(623)	$(1,303)

	March 31,	December 31,
	2007	2006
	(in thousands)

Total assets:
Content-related BPO services	$15,140	$13,057
Content-related IT Professional services	1,780	2,043
Corporate (includes corporate cash)	13,709	15,229
Total consolidated	$30,629	$30,329

One client accounted for 18% and 29% of revenues for the three months ended March 31, 2007 and 2006, respectively. A second client accounted for 19% of the Company's revenues for the three months ended March 31, 2007. Two other clients accounted for 13% and 11% of revenues for the similar period in 2006. No other client accounted for 10% or more of the total revenues for these periods. Further, for each of the three months ended March 31, 2007 and 2006, revenues to non-US clients accounted for 25% and 37% respectively, of the Company's revenues.

A significant amount of the Company’s revenues is derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2007, approximately 29% of the Company’s accounts receivable was from foreign (principally European) clients and 45% of accounts receivable was due from three clients. As of December 31, 2006, approximately 28% of the Company’s accounts receivable was from foreign (principally European) clients and 21% of accounts receivable was due from one client.

8.	LOSS PER SHARE

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)

Net loss	$(643)	$(1,346)

Weighted average common shares outstanding	23,906	24,033
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	23,906	24,033

Basic loss per share	$(.03)	$(.06)

Diluted loss per share	$(.03)	$(.06)

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 1.6 million shares of common stock in 2007 and 1.9 million shares of common stock in 2006 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 3,050,000 and 1,015,000 potential common shares derived from stock options for the three months ended March 31, 2007 and 2006, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

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

The Company

Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of business services that help organizations create, manage, use and distribute information more effectively and economically. The Company provides content-related business process outsourcing (BPO) services and content-related information technology (IT) professional services.

The Company’s content-related BPO services focus on fabrication services and knowledge services. Fabrication services include digitization and data conversion services, content creation and XML services. Knowledge services include content enhancement, hyperlinking, indexing and general editorial services.

The Company’s content-related IT professional services focus on the design, implementation, integration and deployment of systems used to author, manage and distribute content.

Services for business processes that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services for a specific project generate revenues that we regard as non-recurring.

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

Direct operating costs for both our content-related BPO services and content-related IT professional services consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies.

Selling and administrative expenses for both our content-related BPO services and content-related IT professional services consist of management and administrative salaries, selling and marketing costs and administrative overhead.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

Revenues were $12.7 million for the three months ended March 31, 2007 compared to $10.3 million for the similar period in 2006, an increase of 23%.

Revenues from content-related BPO services increased 24% to $11.5 million for the three months ended March 31, 2007 from $9.3 million for the similar period in 2006. This increase principally reflects $1.4 million in revenues from a new project and increased volume of approximately $800,000 from an ongoing project, both of which are non-recurring.

Revenues from content-related IT professional services increased 20%, to $1.2 million for the three months ended March 31, 2007, from $1.0 million for the similar period in 2006. This increase primarily reflects a $300,000 increase in revenue from a content-related IT professional services project that started late in the fourth quarter of 2006, partly offset by a decrease in revenue of $200,000 due to the completion in 2006 of a second content-related IT professional services project.

One client accounted for 18% and 29% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. A second client accounted for 19% of our total revenues for the three months ended March 31, 2007. Two other clients accounted for 13% and 11% of our total revenues for the similar period in 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended March 31, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 25% and 37% respectively, of our total revenues.

For the three months ended March 31, 2007, approximately 55% of our revenue was recurring and 45% was non-recurring, compared with 60% and 40%, respectively, for the three months ended March 31, 2006.

Direct Operating Costs

Direct operating costs were $10.0 million and $8.4 million for the three months ended March 31, 2007 and 2006, respectively, an increase of 19%. Direct operating costs as a percentage of revenues for the three months ended March 31, 2007 and 2006, were 79% and 81% respectively.

Direct operating costs for content-related BPO services were $8.6 million and $7.4 million in the three months ended March 31, 2007 and 2006, respectively, an increase of 16%. Direct operating costs of content-related BPO services as a percentage of revenues from content related BPO services were 75% and 80% for the three months ended March 31, 2007 and 2006, respectively. The increase in direct operating costs of content-related BPO services was principally attributable to increases in variable labor and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues for our content-related BPO services segment were lower in the three months ended March 31, 2007, compared to the comparable 2006 period, principally due to higher revenues with minimal increases in fixed costs.

Direct operating costs for content-related IT professional services were $1.4 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, an increase of 40%. Direct operating costs for content-related IT professional services as a percentage of revenues from content-related IT professional services were 117% and 99% for the three months ended March 31, 2007 and 2006, respectively. The increase in direct operating costs of content-related IT professional services was due to increases in labor, recruitment, and other operating costs to support new business that that we anticipate will generate revenues in future quarters.

Selling and Administrative Expenses

Selling and administrative expenses were $3.4 million for each of the three months ended March 31, 2007 and 2006. Selling and administrative expenses as a percentage of revenues were 27% and 33% for the three months ended March 31, 2007 and 2006, respectively. Additional selling expenses in the three months ended March 31, 2007, which were incurred to support projected revenue growth, were offset by cost reductions, resulting from the restructuring program in September 2006. For the three months ended March 31, 2006, we spent approximately $300,000 in new services research and development. We did not incur any research and development costs in the three months ended March 31, 2007.

Restructuring Costs

As part of an overall cost reduction plan to reduce operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most of these employees were terminated prior to September 30, and the plan was complete as of March 31, 2007.

During the three months ended March 31, 2007, we paid a total of $64,000 in severance costs and expect to pay the remaining balance of $38,000 in the second quarter of 2007.

Provision for Income Taxes

In the three months ended March 31, 2007 and 2006, the provision for income taxes was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, we did not recognize a tax benefit on U.S. net operating losses generated during these periods, because realization of such net operating losses is uncertain.

Net Loss / Income

We recorded a net loss of $643,000 in the three months ended March 31, 2007 compared with a net loss of approximately $1.3 million in the comparable period in 2006. The decreased net loss was principally attributable to the increase in gross margin resulting from increased revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	March 31, 2007	December 31, 2006

Cash and Cash Equivalents	$12,462	$13,597
Working Capital	13,217	13,632

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $528,000 for the three months ended March 31, 2007 compared to $863,000 provided by operating activities for the three months ended March 31, 2006, a decrease of approximately $1.4 million. The $1.4 million increase in net cash used in operating activities is principally due to a $2.5 million increase in accounts receivable net of a $700,000 decrease in net loss and a $600,000 net change in operation assets and liabilities.

Accounts receivable totaled approximately $7.9 million at March 31, 2007, representing approximately 51 days of sales outstanding compared to $6.5 million, or 56 days, at December 31, 2006.

A significant amount of the Company’s revenues is derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2007, approximately 29% of the Company’s accounts receivable was from foreign (principally European) clients, and 45% of accounts receivable was due from three clients.

Net Cash Used in Investing Activities

For the three months ended March 31, 2007, we spent cash approximating $448,000 for capital expenditures, compared to approximately $794,000 for the three months ended March 31, 2006. Capital spending in 2007 related principally to normal ongoing equipment upgrades and to office improvements. Capital spending in the three months ended March 31, 2006 related principally to normal ongoing equipment upgrades. Furthermore, during the three months ended March 31, 2007, we financed the purchase of equipment approximating $144,000 through finance leases, and during the three months ended March 31, 2006, we financed the purchase of software licenses totaling approximately $162,000. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million.

Net Cash Used In Financing Activities

Proceeds from the exercise of stock options provided cash approximating $6,000 and $356,000 for the three months ended March 31, 2007 and 2006, respectively. In addition, payments of long-term obligations approximated $165,000 and $179,000 for the three months ended March 31, 2007 and 2006, respectively.

Availability of Funds

We have a $5.0 million line of credit, which is secured by our accounts receivable, pursuant to which we may borrow up to 80% of eligible accounts receivable at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires on May 31, 2007, is currently under negotiation for renewal. At March 31, 2007, approximately $4.4 million was available to borrow under this line based on eligible accounts receivable. We have no outstanding obligations under our credit line.

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

We recognize content-related IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for the three months ended March 31, 2007 and 2006 respectively. We recognize revenue billed on a time and materials basis as we perform the services.

Long-lived Assets

We account for long-lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price  for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method.  We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in  general  and  administrative  expenses  in  our statements  of operations,  and  would result in reduced carrying amounts of the related assets on  our balance  sheets. We did not recognize impairment in any of our long-lived assets for the three months ended March 31, 2007.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carry forwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that some or all of a deferred tax asset will not be realized. We have provided a valuation allowance for net operating loss carry forwards, which may not be realized, and for deferred tax assets in foreign jurisdictions, which may not be realized, because of our current tax holidays. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States. In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

Goodwill and Other Intangible Assets

SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2006, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded. Goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment.

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

We did not capitalize any software development costs during the three months ended March 31, 2007 and 2006.  Included in the selling and administrative expense are research and development costs totaling approximately $300,000 for the three months ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (8.25% at March 31, 2007) plus ½% or LIBOR (5.375%) plus 3%. We have no outstanding obligations under our credit line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

INNODATA ISOGEN, INC.

Date: May 15, 2007	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors, Chief Executive Officer and President

Date: May 15, 2007	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President, Chief Financial Officer and Principal Accounting Officer