Form 10-Q
period 2007-06-30
INNODATA ISOGEN INC
filed 2007-08-13
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 31, 2007
$.01 par value per share	24,023,141 shares

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2007

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
	Unaudited	Derived from
		audited
		financial
		Statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$11,208	$13,597
Accounts receivable-net	10,483	6,484
Prepaid expenses and other current assets	1,835	1,589
Refundable income taxes	1,062	1,062
Deferred income taxes	298	190

Total current assets	24,886	22,922

PROPERTY AND EQUIPMENT - NET	5,141	4,564

OTHER ASSETS	2,027	1,912

DEFERRED INCOME TAXES	257	256

GOODWILL	675	675

TOTAL	$32,986	$30,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,202	$987
Accrued expenses	2,290	2,117
Accrued salaries, wages and related benefits	5,586	4,259
Income and other taxes	1,548	1,295
Current portion of long term obligations	481	632

Total current liabilities	11,107	9,290

DEFERRED INCOME TAXES	1,209	1,126

LONG TERM OBLIGATIONS	1,244	904

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized;
24,164,000 and 24,087,000 issued at June 30, 2007
And December 31, 2006, and 23,982,000 and 23,905,000 outstanding
at June 30, 2007 and December 31, 2006	242	241
Additional paid-in capital	17,391	17,225
Retained earnings	2,841	2,622
Accumulated other comprehensive income	(729)	(760)
	19,745	19,328
Less: treasury stock - at cost; 182,000 shares	(319)	(319)
Total stockholders’ equity	19,426	19,009

TOTAL	$32,986	$30,329

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

REVENUES	$16,347	$9,721

OPERATING COSTS AND EXPENSES:
Direct operating expenses	11,970	8,545
Selling and administrative expenses	3,549	4,167
Interest (income) - net	(125)	(161)

Total	15,394	12,551
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	953	(2,830)

PROVISION FOR INCOME TAXES	91	122
NET INCOME (LOSS)	$862	$(2,952)

BASIC INCOME (LOSS) PER SHARE	$.04	$(.12)
DILUTED INCOME (LOSS) PER SHARE	$.03	$(.12)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	23,953	24,087
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	25,051	24,087

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

REVENUES	$29,076	$20,006

OPERATING COSTS AND EXPENSES:
Direct operating expenses	22,014	16,898
Selling and administrative expenses	6,994	7,553
Interest (income) - net	(262)	(312)

Total	28,746	24,139
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	330	(4,133)

PROVISION FOR INCOME TAXES	111	165
NET INCOME (LOSS)	$219	$(4,298)

BASIC INCOME (LOSS) PER SHARE	$.01	$(.18)
DILUTED INCOME (LOSS) PER SHARE	$.01	$(.18)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	23,930	24,060
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	24,897	24,060

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$219	$(4,298)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,490	1,772
Non-cash compensation	95	117
Deferred income taxes	(30)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,999)	1,267
Prepaid expenses and other current assets	(501)	(586)
Other assets	(137)	(63)
Accounts payable and accrued expenses	388	855
Accrued salaries and wages	1,327	568
Income and other taxes	253	(34)
Net cash used in operating activities	(895)	(402)

INVESTING ACTIVITIES:
Capital expenditures	(1,196)	(1,589)

FINANCING ACTIVITIES:
Payment of long-term obligations	(370)	(398)
Proceeds from exercise of stock options	72	356

Net cash used in financing activities	(298)	(42)

DECREASE IN CASH AND EQUIVALENTS	(2,389)	(2,033)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,597	20,059

CASH AND EQUIVALENTS, END OF PERIOD	$11,208	$18,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10	$4
Income taxes	$34	$166
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$-	$164
Acquisition of equipment utilizing capital leases	$511	$-

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands)

			Additional		Accumulated
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net income	-	-	-	219	-	-	219
Issuance of common stock upon exercise of stock options	77	1	71	-	-	-	72
Amortization of transitional projected benefit obligation	-	-	-	-	31	-	31
Non-cash equity compensation	-	-	95	-	-	-	95

June 30, 2007	23,982	$242	$17,391	$2,841	$(729)	$(319)	$19,426

January 1, 2006	23,669	$237	$16,632	$9,945	$-0-	$-0-	26,814

Net loss	-	-	-	(4,298)	-	-	(4,298)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Non-cash equity compensation	-	-	117	-	-	-	117

June 30, 2006	24,087	$241	$17,101	$5,647	$-0-	$-0-	$22,989

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

Basis of Presentation-Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring accruals) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, the results of its operations and its cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include deferred taxes and related valuation allowances, allowances for bad debts and billing adjustments, cash flows used in impairment analysis of long-lived assets, litigation accruals, post retirement benefits, and estimated accruals for various tax exposures.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at June 30, 2007 and 2006 were translated at the exchange rate in effect as of those dates. Exchange gains and (losses) resulting from such transactions were ($158,000) and $144,000 in the three months ended June 30, 2007 and 2006, respectively, and ($202,000) and $44,000 in the six months ended June 30, 2007 and 2006, respectively.

Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.	LONG TERM OBLIGATIONS

In 2007, the Company financed the acquisition of certain computer and communications equipment approximating $511,000. The capital lease obligations bear interest ranging from 7% to 10% and are payable over two to five years.

The cost of equipment under capital leases is included in the balance sheets as property, plant, and equipment and was $1,218,000 and $707,000 at June 30, 2007 and December 31, 2006, respectively. Accumulated amortization of the leased equipment at June 30, 2007 and December 31, 2007, was approximately $703,000 and $671,000, respectively. Amortization of assets under capital leases is included under depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2007 are as follows (in thousands):

As of June 30	Amount
2007-2008	209
2008-2009	215
2009-2010	133
2010-2011	10
2011	6
Thereafter	-
Total minimum lease payments	573
Less: Amount representing interest	70
Present value of net minimum lease payments	503
Less: Current maturities of capital lease obligations	172
Long-term capital lease obligations	331

In 2006, the Company financed the acquisition of software licenses totaling $164,000. The amount is payable in eight equal quarterly installments through December 31, 2007.

Total long term obligations as of June 30, 2007 and December 31, 2006 consist of the following (amounts in thousands):

	2007	2006

Vendor obligations for software licenses	$310	$609
Capital lease obligations	503	23
Deferred lease payment	70	27
Pension obligations - accrued pension liability	842	877
	1,725	1,536
Less: current portion of long term obligations	481	632

Long term obligations	$1,244	$904

3.	INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2007 and 2006 principally represents foreign taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4,365,000 and $4,229,000, at June 30, 2007 and December 31, 2006, respectively.

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

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. In the third quarter of 2007, the IRS completed the audit of the Company’s 2004 and 2005 income tax returns which will result in a decrease to the Company’s net operating loss carryforward of approximately $70,000.

The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006.

Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $394,000, including interest through June 30, 2007, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2005. The ultimate outcome cannot be determined at this time.

The liability for net unrecognized tax benefits at June 30, 2007 and December 31, 2006 was approximately $478,000 and $481,000, respectively. This liability represents an accrual relating to uncertain income tax positions the Company has taken on its domestic and foreign tax returns. The Company reports interest expense and penalties related to income tax liabilities as a component of its provision for income taxes. As of June 30, 2007 and December 31, 2006, the Company had accrued a liability for interest and penalties totaling approximately $185,000 and $138,000, respectively.

Furthermore the Company has unrecognized tax benefits of $167,000 as of June 30, 2007 and December 31, 2006, respectively, which, if recognized, would increase the Company’s net operating loss carryforward. Such increase, if recognized, would not have an impact on the Company’s effective tax rate since the increase to its deferred tax assets would result in a corresponding increase to its valuation allowance.

The following presents a rollforward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2007 (amounts in thousands):

	Unrecognized tax benefits	Interest and penalties
Balance - January 1, 2007	$648	$138
Interest accrual	-	47
Other	(3)	-
Balance - June 30, 2007	$645	$185

As a result of the IRS audit settlement mentioned above, the Company expects to recognize approximately $70,000 of previously unrecognized tax benefits in the third quarter of 2007. The Company currently cannot estimate the range of any further possible change in unrecognized tax benefits in the next twelve months. In addition the Company is subject to various tax audits and claims which arise in the ordinary course of business. Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on the Company’s financial position or results of operations.

4.	COMMITMENTS AND CONTINGENT LIABILITIES

Line of Credit-The Company has an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The Company has no outstanding obligations under this credit line.

Litigation -In connection with the cessation of all operations at certain foreign subsidiaries, certain former employees have filed various actions against certain of the Company’s Philippine subsidiaries, and have purported to also sue the Company and certain of its officers and directors, seeking to require reinstatement of employment and to recover back wages for an allegedly illegal facility closing on June 7, 2002 based on the terms of a collective bargaining agreement with this subsidiary. If complainants' claims had merit, they could be entitled to back wages and benefits of up to approximately $6.0 million, based upon exchange rates as of June 30, 2007, and consistent with prevailing jurisprudence. Based on consultation with legal counsel, we believe that the complainants' claims are without merit and continue to defend against them vigorously.

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

5.	EMPLOYMENT AGREEMENTS

On May 18, 2007, the Company entered into a three year agreement with its Chief Operating Officer (“COO”) whereby the Company agreed to cause two of its subsidiaries to employ the COO. The agreement, which has an effective date of January 1, 2007, provides for annual base compensation of $175,000 subject to annual reviews for discretionary annual increases by the Company; incentive compensation pursuant to an incentive compensation plan; and a signing bonus of $30,000. The agreement also provides for insurance and other fringe benefits, and contains confidentiality, non-compete and non-interference provisions. In the event the Company terminates the agreement without cause, the COO is entitled to receive his then base salary for 12 months following the date of termination.

6.	RESTRUCTURING COST

As part of an overall cost reduction plan to reduce operating costs, in September 2006 the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most of these employees were terminated prior to September 30, and the plan was complete as of June 30, 2007.

As of December 31, 2006, accrued expenses included approximately $102,000 related to restructuring costs charged in 2006. During the six months ended June 30, 2007, the Company paid severance costs totaling $102,000.

7.	STOCK OPTIONS

The following table presents information related to stock options for the six months ended June 30, 2007.

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance 1/1/07	4,548,950	$2.14	4,478,167	$2.12

Forfeit	(30,000)	$2.88
Expired	(1,750)	$4.00
Granted	105,000	$3.21
Exercised	(76,500)	$0.94

Balance 6/30/07	4,545,700	$2.18	4,437,789	$2.15

	June 30, 2007
	Options Outstanding				Options Exercisable
Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2007
$0.25 - 0.42	130,668	-	$0.26	$488,871	130,668	$0.26	$488,871
$0.50 - 0.67	1,143,996	3	$0.57	3,920,106	1,143,996	$0.57	3,920,106
$1.29	399,996	-	$1.29	1,083,989	399,996	$1.29	1,083,989
$2.00	95,844	7	$2.00	191,688	95,844	$2.00	191,688
$2.59 - 2.88	1,244,346	4	$2.60	1,745,828	1,221,846	$2.59	1,720,628
$3.00 - 3.75	1,530,850	7	$3.44	842,488	1,445,439	$3.43	813,028
	4,545,700			$8,272,970	4,437,789		$8,218,310

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for options granted in the six months ended June 30, 2007: eight years; risk free interest rate of 4.61%; expected volatility of 123% and a zero dividend rate. The weighted average grant date fair value of options granted in 2007 was $2.98. No options were granted during the six months ended June 30, 2006.

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2007	70,783	$2.92
Granted 2007	105,000	$2.72
Forfeited 2007	(30,000)	$2.68
Vested 2007	(37,872)	$2.87
Non-vested June 30, 2007	107,911	$2.82

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2007 totaled approximately $316,000. The weighted-average period over which these costs will be recognized is thirty-five months.

The total intrinsic value of options exercised for the six months ended June 30, 2007 and June 30, 2006 was $161,000 and $1,130,000 respectively. The total fair value of stock options vested during the six months ended June 30, 2007 was $87,000.

8.	SEGMENT REPORTING AND CONCENTRATIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Content-related BPO services	$15,380	$8,411	$26,929	$17,669
Content-related IT Professional services	967	1,310	2,147	2,337
Total consolidated	$16,347	$9,721	$29,076	$20,006

Depreciation and amortization:
Content-related BPO services	$625	$765	$1,223	$1,503
Content-related IT Professional services	31	32	60	62
Selling and corporate administration	97	119	207	207
Total consolidated	$753	$916	$1,490	$1,772

Income (Loss) before income taxes:
Content-related BPO services	$4,481	$753	$7,187	$2,405
Content-related IT Professional services	(325)	281	(564)	342
Selling and corporate administration	(3,203)	(3,864)	(6,293)	(6,880)
Total consolidated	$953	$(2,830)	$330	$(4,133)

	June 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Content-related BPO services	$15,267	$13,057
Content-related IT Professional services	1,894	2,043
Corporate (includes corporate cash)	15,825	15,229
Total consolidated	$32,986	$30,329

One client accounted for 17% and 24% of revenues for the three months ended June 30, 2007 and 2006, respectively. A second client accounted for 31% of the Company's revenues for the three months ended June 30, 2007. Another client accounted for 15% of the Company’s revenues for the three months ended June 30, 2006. No other client accounted for 10% or more of the total revenues for these periods. Further, for each of the three months ended June 30, 2007 and 2006, revenues to non-US clients accounted for 23% and 34% respectively, of the Company's revenues.

One client accounted for 17% and 27% of revenues for the six months ended June 30, 2007 and 2006, respectively. Another client accounted for 26% of the Company’s revenues for the six months ended June 30, 2007. Two other clients accounted for 11% and 13% of the Company’s revenue for the six months ended June 30, 2006. No other client accounted for 10% or more of the total revenues for these periods. Further, for each of the six months ended June 30, 2007 and 2006, revenues to non-US clients accounted for 24% and 36% respectively, of the Company's revenues.

A significant amount of the Company’s revenues is derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2007, approximately 22% of the Company’s accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from two clients. As of December 31, 2006, approximately 28% of the Company’s accounts receivable was from foreign (principally European) clients and 36% of accounts receivable was due from one client.

9.	INCOME (LOSS) PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$862	$(2,952)	$219	$(4,298)

Weighted average common shares outstanding	23,953	24,087	23,930	24,060
Dilutive effect of outstanding options	1,098	-	967	-
Adjusted for dilutive computation	25,051	24,087	24,897	24,060

Basic income (loss) per share	$.04	$(.12)	$.01	$(.18)

Diluted income (loss) per share	$.03	$(.12)	$.01	$(.18)

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 411,000 shares of common stock in 2007 and 3.0 million shares of common stock in 2006 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 795,000 and 905,000 potential common shares derived from stock options for the three months and six months ended June 30, 2006, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

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

Our production facilities are located in the Philippines, India and Sri Lanka. To the extent that the currencies of these countries fluctuate, we are subject to risks of changing costs of production after pricing is established for certain customer projects. However, the majority of our contracts contain provisions for an annual price adjustment.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues

Revenues were $16.3 million for the three months ended June 30, 2007 compared to $9.7 million for the similar period in 2006, an increase of 68%.

Revenues from content-related BPO services increased 83% to $15.4 million for the three months ended June 30, 2007 from $8.4 million for the similar period in 2006. The $7 million in increased revenues primarily reflects a $4.7 million increase from recurring revenue and $2.3 million from project revenue that we regard as non-recurring. Furthermore, more than 50% of the total revenue increase is attributable to knowledge services.

Revenues from content-related IT professional services decreased 26% to $967,000 for the three months ended June 30, 2007, from $1.3 million for the similar period in 2006. Although there were revenues derived from new projects that started during the second quarter of 2007, there were also decreases due to the completion in 2007 of several IT professional services projects.

One client accounted for 17% and 24% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. A second client accounted for 31% of our total revenues for the three months ended June 30, 2007. A third client accounted for 15% of our total revenues for the three months ended June 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended June 30, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 23% and 34% respectively, of our total revenues.

For the three months ended June 30, 2007, approximately 65% of our revenue was recurring and 35% was non-recurring, compared with 61% and 39%, respectively, for the three months ended June 30, 2006. All recurring revenues are from content-related BPO services segment.

Direct Operating Costs

Direct operating costs were $12.0 million and $8.5 million for the three months ended June 30, 2007 and 2006, respectively, an increase of 41%. Direct operating costs as a percentage of revenues for the three months ended June 30, 2007 and 2006, were 73% and 88% respectively.

Direct operating costs for content-related BPO services were $10.7 million and $7.5 million in the three months ended June 30, 2007 and 2006, respectively, an increase of 43%. Direct operating costs of content-related BPO services as a percentage of revenues from content related BPO services were 69% and 89% for the three months ended June 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related BPO services was principally attributable to increases in variable labor and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues for our content-related BPO services segment were lower in the three months ended June 30, 2007, than in the comparable 2006 period, principally due to decreased variable costs as a percent of revenues, as well as a decrease in fixed costs, principally resulting from the restructuring program in September 2006. These cost decreases were offset in part by a $560,000 increase in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Direct operating costs for content-related IT professional services were $1.3 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, an increase of 30%. Direct operating costs for content-related IT professional services as a percentage of revenues from content-related IT professional services were 134% and 79% for the three months ended June 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related IT professional services was due to increases in labor, recruitment, and other operating costs to support both new content-related BPO and IT professional services business that we anticipate will generate revenues in future quarters.

Selling and Administrative Expenses

Selling and administrative expenses were $3.5 million and $4.2 million for the three months ended June 30, 2007 and 2006, respectively. Selling and administrative expenses as a percentage of revenues were 22% and 43% for the three months ended June 30, 2007 and 2006, respectively. Included in selling and administrative expenses for the three months ended June 30, 2006 are accrued severance costs of approximately $275,000 related to the termination of an executive’s employment and $267,000 in new services research and development. The remaining decrease in selling and administrative expenses is principally attributable to the net effect of cost reductions. In addition, we did not incur any research and development costs in the three months ended June 30, 2007. The decrease in selling and administrative expenses as a percentage of sales is principally a result of the factors described above and the increase in revenues.

Provision for Income Taxes

The provision for income taxes in the three months ended June 30, 2007 and 2006 was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income.

Net Income / Loss

We recorded a net profit of $862,000 in the three months ended June 30, 2007 compared with a net loss of approximately $3.0 million in the comparable period in 2006. The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses.

Results of Operations

Six Months Ended June 30, 2007 and 2006

Revenues

Revenues were $29.1 million for the six months ended June 30, 2007 compared to $20.0 million for the similar period in 2006, an increase of 45%.

Revenues from content-related BPO services increased 52% to $26.9 million for the six months ended June 30, 2007 from $17.7 million for the similar period in 2006. The $9.2 million in increased revenues primarily reflects a $7.2 million increase from recurring revenue and $2 million from project revenue that we regard as non-recurring. Furthermore, approximately 60% of the total revenue increase is attributable to knowledge services.

Revenues from content-related IT professional services slightly decreased by 4%, to $2.2 million for the six months ended June 30, 2007, from $2.3 million for the similar period in 2006.

One client accounted for 17% and 27% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. Another client accounted for 26% of our total revenues for the six months ended June 30, 2007. Two other clients accounted for 11% and 13% of our revenue for the six months ended June 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for each of the six months ended June 30, 2007 and 2006, revenues to non-US clients accounted for 24% and 36% respectively, of the Company's revenues.

For the six months ended June 30, 2007, approximately 67% of our revenue was recurring and 33% was non-recurring, compared with 60% and 40%, respectively, for the six months ended June 30, 2006. All recurring revenues are from content-related BPO services segment.

Direct Operating Costs

Direct operating costs were $22.0 million and $16.9 million for the six months ended June 30, 2007 and 2006, respectively, an increase of 30%. Direct operating costs as a percentage of revenues for the six months ended June 30, 2007 and 2006, were 76% and 84% respectively.

Direct operating costs for content-related BPO services were $19.3 million and $14.9 million in the six months ended June 30, 2007 and 2006, respectively, an increase of 30%. Direct operating costs of content-related BPO services as a percentage of revenues from content related BPO services were 72% and 84% for the six months ended June 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related BPO services was principally attributable to increases in variable labor and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues for our content-related BPO services segment were lower in the six months ended June 30, 2007, than in the comparable 2006 period, principally due to decreased variable costs as a percent of revenues, as well as a decrease in fixed costs, principally resulting from the restructuring program in September 2006. These cost decreases were offset in part by a $900,000 increase in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Direct operating costs for content-related IT professional services were $2.7 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, an increase of 35%. Direct operating costs for content-related IT professional services as a percentage of revenues from content-related IT professional services were 123% and 85% for the six months ended June 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related IT professional services was due to increases in labor, recruitment, and other operating costs to support both new content-related BPO and IT professional services business that we anticipate will generate revenues in future quarters.

Selling and Administrative Expenses

Selling and administrative expenses were $7.0 million and $7.6 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of 8%. Selling and administrative expenses as a percentage of revenues were 24% and 38% for the six months ended June 30, 2007 and 2006, respectively. Included in selling and administrative expenses for the six months ended June 30, 2006 are accrued severance costs of approximately $275,000 related to the termination of an executive’s employment and $552,000 in new services research and development. Also included as a reduction of selling and administrative expenses for the six months ended June 30, 2006 is approximately $246,000 received as inducement to terminate our Dallas office lease prior to its contractual expiration date. We did not incur any research and development costs in the six months ended June 30, 2007. The decrease in selling and administrative expenses as a percentage of sales is principally a result of the factors described above and the increase in revenues.

Provision for Income Taxes

The provision for income taxes in the six months ended June 30, 2007 and 2006 was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income.

Net Income / Loss

We recorded a net profit of $219,000 in the six months ended June 30, 2007 compared with a net loss of approximately $4.3 million in the comparable period in 2006. The change was principally attributable to the increase in gross margin resulting from increased revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	June 30, 2007	December 31, 2006

Cash and Cash Equivalents	$11,208	$13,597
Working Capital	13,779	13,632

Net Cash Used In Operating Activities

Net cash used in operating activities was $895,000 for the six months ended June 30, 2007 compared to $402,000 for the six months ended June 30, 2006, an increase of approximately $493,000. The $493,000 increase in net cash used in operating activities is principally due to a $5.3 million increase in accounts receivable net of a $4.5 million decrease in net loss and a $300,000 net change in operating assets and liabilities and non-cash items.

Accounts receivable totaled approximately $10.5 million at June 30, 2007, representing approximately 55 days of sales outstanding compared to $6.5 million, or 56 days, at December 31, 2006.

A significant amount of our revenues is derived from clients in the publishing industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2007, approximately 22% of our accounts receivable was from foreign (principally European) clients, and 50% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

For the six months ended June 30, 2007, we spent cash approximating $1.2 million for capital expenditures, compared to approximately $1.6 million for the six months ended June 30, 2006. Capital spending in 2007 related principally to normal ongoing equipment upgrades and to office improvements. Capital spending in the six months ended June 30, 2006 related principally to normal ongoing equipment upgrades, office reimbursements and to relocation of one of our Asian facilities. Furthermore, during the six months ended June 30, 2007, we acquired certain computer and communications equipment approximating $511,000 through finance leases, and during the six months ended June 30, 2006, we financed the purchase of software licenses totaling approximately $164,000. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million.

Net Cash Used In Financing Activities

Proceeds from the exercise of stock options provided cash approximating $72,000 and $356,000 for the six months ended June 30, 2007 and 2006, respectively. In addition, payments of long-term obligations approximated $370,000 and $400,000 for the six months ended June 30, 2007 and 2006, respectively.

Availability of Funds

We have an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement, any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. We have no outstanding obligations under this credit line.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (8.25% at June 30, 2007) plus ½% or LIBOR (5.375%) plus 3%. We have no outstanding obligations under our credit line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted on at the June 7, 2007 Annual Meeting of Stockholders. The total shares voted were 20,565,699.

Election of Directors:

Nominee	For	Withheld

Jack Abuhoff	20,272,375	293,324
Haig Bagerdjian	20,053,719	511,980
Louise Forlenza	20,483,146	82,553
John Marozsan	20,482,146	83,553
Peter Woodward	20,482,146	83,553

To ratify the selection and appointment by the Company’s Board of Directors of Grant Thornton LLP, independent auditors, as auditors for the Company for the year ending December 31, 2007.

	For	Against	Abstain

Auditors	20,538,331	17,167	10,201

Item 6. (a) Exhibits.

10.1 Agreement dated as of January 1, 2007 with Ashok Mishra.

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

INNODATA ISOGEN, INC.

Date:	August 10, 2007	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board of Directors,
Chief Executive Officer and President

Date:	August 10, 2007	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer
and Principal Accounting Officer