Form 10-Q
period 2007-09-30
INNODATA ISOGEN INC
filed 2007-11-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 31, 2007
$.01 par value per share	24,537,296 shares

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2007

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$12,133	$13,597
Accounts receivable-net	11,301	6,484
Prepaid expenses and other current assets	1,935	1,589
Refundable income taxes	15	1,062
Deferred income taxes	405	190

Total current assets	25,789	22,922

PROPERTY AND EQUIPMENT - NET	6,483	4,564

OTHER ASSETS	1,855	1,912

DEFERRED INCOME TAXES	202	256

GOODWILL	675	675

TOTAL	$35,004	$30,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$991	$987
Accrued expenses	2,670	2,117
Accrued salaries, wages and related benefits	6,346	4,259
Income and other taxes	1,668	1,295
Current portion of long term obligations	451	632

Total current liabilities	12,126	9,290

DEFERRED INCOME TAXES	1,332	1,126

LONG TERM OBLIGATIONS	1,444	904

STOCKHOLDERS' EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized;
24,719,000 and 24,087,000 issued at September 30, 2007
and December 31, 2006, and 24,537,000 and 23,905,000 outstanding
at September 30, 2007 and December 31, 2006	247	241
Additional paid-in capital	16,002	17,225
Retained earnings	4,956	2,622
Accumulated other comprehensive income	(784)	(760)
	20,421	19,328
Less: treasury stock - at cost; 182,000 shares	(319)	(319)
Total stockholders’ equity	20,102	19,009

TOTAL	$35,004	$30,329

See accompanying notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

REVENUES	$18,138	$10,400

OPERATING COSTS AND EXPENSES:
Direct operating expenses	12,508	8,851
Selling and administrative expenses	3,553	3,347
Restructuring costs	-	554
Interest income - net	(205)	(192)

Total	15,856	12,560
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	2,282	(2,160)

PROVISION FOR INCOME TAXES	167	36
NET INCOME (LOSS)	$2,115	$(2,196)

BASIC INCOME (LOSS) PER SHARE	$.09	$(.09)
DILUTED INCOME (LOSS) PER SHARE	$.08	$(.09)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	24,122	24,050
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	25,559	24,050

See accompanying notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

REVENUES	$47,214	$30,406

OPERATING COSTS AND EXPENSES:
Direct operating expenses	34,522	25,749
Selling and administrative expenses	10,547	10,900
Restructuring costs	-	554
Interest income - net	(467)	(504)

Total	44,602	36,699
INCOME (LOSS ) BEFORE PROVISION FOR
INCOME TAXES	2,612	(6,293)

PROVISION FOR INCOME TAXES	278	201
NET INCOME (LOSS)	$2,334	$(6,494)

BASIC INCOME (LOSS) PER SHARE	$.10	$(.27)
DILUTED INCOME (LOSS) PER SHARE	$.09	$(.27)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	23,994	24,057
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	25,118	24,057

See accompanying notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$2,334	$(6,494)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,326	2,664
Non-cash compensation	112	213
Provision for doubtful accounts	108	2
Deferred income taxes	41	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,925)	1,206
Prepaid expenses and other current assets	(740)	(718)
Refundable income taxes	1,047	(51)
Other assets	35	(44)
Accounts payable and accrued expenses	(5)	33
Payment of minimum withholding taxes on net settlement of stock options	(1,523)	-
Accrued salaries and wages	2,568	1,066
Income and other taxes	373	(24)
Net cash provided by (used in) operating activities	1,751	(2,148)

INVESTING ACTIVITIES:
Capital expenditures	(2,884)	(2,099)

FINANCING ACTIVITIES:
Payment of long-term obligations	(525)	(586)
Proceeds from exercise of stock options	194	356
Purchase of treasury stock	-	(298)

Net cash used in financing activities	(331)	(528)

DECREASE IN CASH AND EQUIVALENTS	(1,464)	(4,775)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,597	20,059

CASH AND EQUIVALENTS, END OF PERIOD	$12,133	$15,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21	$5
Income taxes	$46	$248
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Software licenses and support to be vendor financed	$-	$164
Acquisition of equipment utilizing capital leases	$819	$-

See accompanying notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)

	Common Stock		Additional		Accumulated
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net income	-	-	-	2,334	-	-	2,334
Issuance of common stock upon exercise of stock options	632	6	188	_	-	-	194
Payment of minimum withholding taxes on net settlement
of stock options			(1,523)				(1,523)
Change in transitional projected benefit obligation	-	-	-	-	(24)	-	(24)
Non-cash equity compensation	-	-	112	-	-	-	112

September 30, 2007	24,537	$247	$16,002	$4,956	$(784)	$(319)	$20,102
January 1, 2006	23,669	$237	$16,632	$9,945	$-0-	$-0-	$26,814
Net loss	-	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	418	4	-	(6,494)	-	-	(6,494)
Non-cash equity compensation	-	-	-	-	-	-	356
Purchase of treasury stock	(171)	-	-	-	-	-	213
September 30, 2006	23,916	$241	17,197	$3,451	$-0-	$(298)	$20,591

See accompanying notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Basis of Presentation-Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring accruals) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at September 30, 2007 and 2006 were translated at the exchange rate in effect as of those dates. Exchange gains and (losses) resulting from such transactions were ($89,000) and $90,000 in the three months ended September 30, 2007 and 2006, respectively, and ($291,000) and ($46,000) in the nine months ended September 30, 2007 and 2006, respectively.

Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price paid over the fair value of net assets acquired.  Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.  If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

The Company performed the preliminary annual impairment test on September 30, 2007. The estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Company is in the process of realigning resources, revenues and cost structures for IT Professional Services and new BPO service offerings in 2008. The Company will continue to monitor the effect on goodwill in the succeeding quarters and record potential adjustment if such occurs.

3. LONG TERM OBLIGATIONS

In 2007, the Company financed the acquisition of certain computer and communications equipment approximating $819,000. The capital lease obligations bear interest ranging from 6% to 10% and are payable over two to five years.

The cost of equipment under capital leases is included in the balance sheets as property, plant, and equipment and was $1,526,000 and $707,000 at September 30, 2007 and December 31, 2006, respectively. Accumulated amortization of the leased equipment at September 30, 2007 and December 31, 2006, was approximately $760,000 and $671,000, respectively. Amortization of assets under capital leases is included under depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2007 are as follows (in thousands):

As of September 30	Amount
2008	341
2009	315
2010	189
2011	10
Thereafter	2
Total minimum lease payments	857
Less: Amount representing interest	96
Present value of net minimum lease payments	761
Less: Current maturities of capital lease obligations	285
Long-term capital lease obligations	476

In 2006, the Company financed the acquisition of software licenses totaling $164,000. The amount is payable in equal quarterly installments through December 31, 2007.

Total long term obligations as of September 30, 2007 and December 31, 2006 consist of the following (amounts in thousands):

	2007	2006

Vendor obligations for software licenses	$167	$609
Capital lease obligations	761	23
Deferred lease payment	74	27
Pension obligations - accrued pension liability	893	877
	1,895	1,536
Less: current portion of long term obligations	451	632

Long term obligations	$1,444	$904

4. COMPREHENSIVE INCOME / LOSS

Other comprehensive losses for the three months and nine months ended September 30, 2007 amounted to $60,000 and $24,000, respectively, and are principally due to changes in the transitional project benefit obligation under SFAS 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Total comprehensive income after considering the impact of these adjustments were $2,055,000 for the three months ended September 30, 2007 and $2,310,000 for the nine months ended September 30, 2007.

5. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2007 and 2006 principally represents foreign taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4,293,000 and $4,269,000, at September 30, 2007 and December 31, 2006, respectively.

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

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. In the third quarter of 2007, the IRS completed the audit of the Company’s 2004 and 2005 income tax returns, which resulted in a decrease to the Company’s net operating loss carryforward of approximately $70,000.

The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006.

Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $399,000, including interest through September 30, 2007, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2005. The ultimate outcome cannot be determined at this time.

The liability for net unrecognized tax benefits at September 30, 2007 and December 31, 2006 was approximately $443,000 and $481,000, respectively. This liability represents an accrual relating to uncertain income tax positions the Company has taken on its domestic and foreign tax returns. The Company reports interest expense and penalties related to income tax liabilities as a component of its provision for income taxes. As of September 30, 2007 and December 31, 2006, the Company had accrued a liability for interest and penalties totaling approximately $143,000 and $138,000, respectively.

Furthermore the Company had unrecognized tax benefits of $176,000 and $167,000 as of September 30, 2007 and December 31, 2006, respectively, which, if recognized, would increase the Company’s net operating loss carryforward. Such increase, if recognized, would not have an impact on the Company’s effective tax rate since the increase to its deferred tax assets would result in a corresponding increase to its valuation allowance.

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2007 (amounts in thousands):

	Unrecognized tax benefits	Interest and penalties
Balance - January 1, 2007	$648	$138
Settlement of IRS income tax audit	(167)	-
Reduction of state tax liability resulting from
settlement of IRS audit	(67)	-
Unrecognized tax benefits	208	-
Interest accrual	-	5
Other	(3)	-
Balance - September 30, 2007	$619	$143

As a result of the IRS audit settlement mentioned above, the Company recognized approximately $234,000 of previously unrecognized tax benefits in the third quarter of 2007.  The table above also reflects an additional $208,000 of unrecognized tax benefits relating to uncertain income tax positions.  The Company is subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on the Company’s financial position or results of operations.

6. COMMITMENTS AND CONTINGENT LIABILITIES

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

Litigation - In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Philippines has refused to review a decision in these actions by a lower appellate court against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $6.5 million. The Philippine subsidiary has filed a motion with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that should the order of the lower appellate court be upheld, recovery against Innodata Isogen, Inc. would nevertheless be unlikely.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

7. EMPLOYMENT AGREEMENTS

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

8. RESTRUCTURING COST

As part of an overall cost reduction plan to reduce operating costs, in September 2006 the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most of these employees were terminated prior to September 30, and the plan was complete as of June 30, 2007.

As of December 31, 2006, accrued expenses included approximately $102,000 related to restructuring costs charged in 2006. During the nine months ended September 30, 2007, the Company paid severance costs totaling $102,000.

9. STOCK OPTIONS

The following table presents information related to stock options for the nine months ended September 30, 2007.

	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Balance January 1, 2007	4,548,950	$2.14	4,478,167	$2.12

Forfeit	(65,000)	$3.13
Expired	(1,750)	$4.00
Granted	105,000	$3.21
Exercised	(1,256,760)	$0.86

Balance Sept. 30, 2007	3,330,440	$2.63	3,235,427	$2.61

September 30, 2007
	Options Outstanding					Options Exercisable
Per Share Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value as of Sept. 30, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of Sept. 30, 2007

$0.50 - 0.67	535,500	6	$0.60	1,754,910	535,500	$0.60	1,754,910
$2.00	95,844	7	$2.00	180,187	95,844	$2.00	180,187
$2.59 - 2.88	1,244,346	4	$2.60	1,596,506	1,221,846	$2.59	1,574,006
$3.00 - 4.00	1,454,750	7	$3.45	604,068	1,382,237	$3.45	588,981
	3,330,440			$4,135,671	3,235,427		$4,098,084

The fair value of options at date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions for options granted in the nine months ended September 30, 2007: eight years; risk free interest rate of 4.61%; expected volatility of 123% and a zero dividend rate. The weighted average grant date fair value of options granted in 2007 was $2.98. No options were granted during the nine months ended September 30, 2006.

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2007	70,783	$2.92
Granted 2007	105,000	$2.99
Forfeited 2007	(39,692)	$2.81
Vested 2007	(41,078)	$2.66
Non-vested September 30, 2007	95,013	$3.13

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2007 totaled approximately $254,000. The weighted-average period over which these costs will be recognized is thirty-five months.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and September 30, 2006 was $3,702,000 and $1,131,000 respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2007 was $109,000.

On September 12, 2007, the Company’s Chairman and CEO (the “CEO”) exercised 1,139,160 stock options at a total exercise price of $882,844. The CEO paid the exercise price by surrendering to the Company 229,310 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 395,695 shares to the Company in consideration of the payment by the Company on his behalf of $1,523,426 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 514,155 shares of common stock to the CEO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Revenues:
Content-related BPO services	$17,354	$9,122	$44,283	$26,792
Content-related IT Professional services	784	1,278	2,931	3,614

Total consolidated	$18,138	$10,400	$47,214	$30,406

Depreciation and amortization:
Content-related BPO services	$709	$725	$1,932	$2,228
Content-related IT Professional services	32	36	92	98
Selling and corporate administration	95	131	302	338
Total consolidated	$836	$892	$2,326	$2,664

Income (Loss) before income taxes:
Content-related BPO services	$5,560	$882	$12,760	$3,287
Content-related IT Professional services	(247)	302	(811)	644
Selling and corporate administration	(3,033)	(3,344)	(9,337)	(10,224)
Total consolidated	$2,282	$(2,160)	$2,612	$(6,293)

	September 30, 2007	December 31, 2006
	(in thousands)
Total assets:
Content-related BPO services	$16,680	$13,057
Content-related IT Professional services	1,729	2,043
Corporate (includes corporate cash)	16,595	15,229
Total consolidated	$35,004	$30,329

One client accounted for 36% of our total revenues for the three months ended September 30, 2007. A second client accounted for 17% and 31% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. A third client accounted for 11% of our revenues for the three month period ended September 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended September 30, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 23% and 38% respectively, of our total revenues.

One client accounted for 30% of our total revenues for the nine months ended September 30, 2007. Another client accounted for 17% and 28% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Two other clients accounted for 12% and 10% of our revenue for the nine months ended September 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for each of the nine months ended September 30, 2007 and 2006, revenues to non-US clients accounted for 23% and 36% respectively, of the Company's revenues.

A significant amount of the Company’s revenues is derived from clients in the publishing industry. Accordingly, the Company’s accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2007, approximately 19% of the Company’s accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from two clients.

11. INCOME (LOSS) PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$2,115	$(2,196)	$2,334	$(6,494)

Weighted average common shares outstanding	24,122	24,050	23,994	24,057
Dilutive effect of outstanding options	1,437	-	1,124	-
Adjusted for dilutive computation	25,559	24,050	25,118	24,057

Basic income (loss) per share	$.09	$(.09)	$.10	$(.27)

Diluted income (loss) per share	$.08	$(.09)	$.09	$(.27)

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted income (loss) per share by application of the treasury stock method. Options to purchase 665,000 and 2.9 million shares of common stock in the nine months ended September 30, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 691,000 and 834,000 potential common shares derived from stock options for the three months and nine months ended September 30, 2006, respectively, because as a result of the Company incurring losses, their effect would have been antidilutive.

There is no effect of antidilutive shares on income per share for the three months ended September 30, 2007.

12. SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenues

Revenues were $18.1 million for the three months ended September 30, 2007 compared to $10.4 million for the similar period in 2006, an increase of 74%.

Revenues from content-related BPO services increased 90% to $17.3 million for the three months ended September 30, 2007 from $9.1 million for the similar period in 2006.  The $8.2 million increase in revenues, which is principally attributable to one customer, reflects a $3.9 million increase from recurring revenue and $4.3 million from non-recurring project revenue.  Furthermore, more than 59% of the total revenue increase is attributable to knowledge services.

Revenues from content-related IT professional services decreased 40% to $784,000 for the three months ended September 30, 2007, from $1.3 million for the similar period in 2006. Although there were revenues derived from new projects that started during the second quarter of 2007, there were also decreases due to the completion in 2007 of several IT professional services projects.

One client accounted for 36% of our total revenues for the three months ended September 30, 2007. A second client accounted for 17% and 31% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. A third client accounted for 11% of our revenues for the three month period ended September 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended September 30, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 23% and 38% respectively, of our total revenues.

For the three months ended September 30, 2007, approximately 56% of our revenue was recurring and 44% was non-recurring, compared with 61% and 39%, respectively, for the three months ended September 30, 2006. All recurring revenues are from content-related BPO services segment.

Direct Operating Costs

Direct operating costs were $12.5 million and $8.9 million for the three months ended September 30, 2007 and 2006, respectively, an increase of 40%. Direct operating costs as a percentage of revenues for the three months ended September 30, 2007 and 2006, were 69% and 85% respectively.

Direct operating costs for content-related BPO services were $11.5 million and $7.9 million in the three months ended September 30, 2007 and 2006, respectively, an increase of 46%. Direct operating costs of content-related BPO services as a percentage of revenues from content related BPO services were 66% and 87% for the three months ended September 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related BPO services was principally attributable to increases in variable labor and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues for our content-related BPO services segment were lower in the three months ended September 30, 2007, than in the comparable 2006 period, principally due to decreased variable costs as a percent of revenues, and increased operating leverage resulting from the increase in revenues with no significant increase in fixed costs. These favorable results were offset in part by an $800,000 increase in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Direct operating costs for content-related IT professional services were $1.0 million for each of the three months ended September 30, 2007 and 2006. Direct operating costs for content-related IT professional services as a percentage of revenues from content-related IT professional services were 128% and 77% for the three months ended September 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related IT professional services as a percentage of revenues was primarily attributable to decreased revenues from two projects completed in May 2007, and not replaced, without any corresponding decrease in fixed costs.

Selling and Administrative Expenses

Selling and administrative expenses were $3.6 million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively. Selling and administrative expenses as a percentage of revenues were 20% and 32% for the three months ended September 30, 2007 and 2006, respectively. Included in selling and administrative expenses for the three months ended September 30, 2006 are costs of approximately $244,000 spent on research and development for new services. The increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs associated with annual salary increases and increased professional fees, including fees associated with Section 404 of the Sarbanes Oxley Act incurred in the three months ended September 30, 2007.

Provision for Income Taxes

The provision for income taxes in the three months ended September 30, 2007 and 2006 was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.3 million at September 30, 2007.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of our Indian subsidiaries received a tax assessment approximating $399,000, including interest through September 30, 2007, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will fight vigorously. The Indian bureau of taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2005. We cannot determine the ultimate outcome at this time.

In addition we are subject to various tax audits and claims which arise in the ordinary course of business. We currently believe that the ultimate outcome of these audits and claims will not have a material adverse effect on our financial position or results of operations.

As a result of the IRS audit settlement mentioned above, we recognized approximately $234,000 of previously unrecognized tax benefits in the third quarter of 2007.  An additional $208,000 of unrecognized tax benefits relating to uncertain income tax positions was provided in the third quarter of 2007.  We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our financial position or results of operations.

Our liability for net unrecognized tax benefits at September 30, 2007 and December 31, 2006 was approximately $443,000 and $481,000, respectively. This liability represents an accrual relating to uncertain income tax positions we have taken on our domestic and foreign tax returns. We report interest expense and penalties related to income tax liabilities as a component of our provision for income taxes. As of September 30, 2007 and December 31, 2006, we had accrued a liability for interest and penalties totaling approximately $143,000 and $138,000, respectively.

Furthermore we had unrecognized tax benefits of $176,000 and $167,000 as of September 30, 2007 and December 31, 2006, respectively, which, if recognized, would increase our net operating loss carryforward. This increase, if recognized, would not have an impact on our effective tax rate since the increase to our deferred tax assets would result in a corresponding increase to our valuation allowance.

Net Income / Loss

We recorded a net profit of $2.1 million in the three months ended September 30, 2007 compared with a net loss of approximately $2.2 million in the comparable period in 2006. The change was principally attributable to the increase in gross margin resulting from increased revenues.

Results of Operations

Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues were $47.2 million for the nine months ended September 30, 2007 compared to $30.4 million for the similar period in 2006, an increase of 55%.

Revenues from content-related BPO services increased 65% to $44.3 million for the nine months ended September 30, 2007 from $26.8 million for the similar period in 2006.  The $17.5 million increase in revenues, which is principally attributable to one customer, reflects an $11 million increase from recurring revenue and $6.5 million from non-recurring project revenue.  Furthermore, more than 60% of the total revenue increase is attributable to knowledge services.

Revenues from content-related IT professional services decreased by 19%, to $2.9 million for the nine months ended September 30, 2007, from $3.6 million for the similar period in 2006. Although there were revenues derived from new projects that started during the second quarter of 2007, there were also decreases due to the completion in 2007 of several IT professional services projects.

One client accounted for 30% of our total revenues for the nine months ended September 30, 2007. Another client accounted for 17% and 28% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Two other clients accounted for 12% and 10% of our revenue for the nine months ended September 30, 2006. No other client accounted for 10% or more of our total revenues for these periods. Further, for each of the nine months ended September 30, 2007 and 2006, revenues to non-US clients accounted for 23% and 36% respectively, of the Company's revenues.

For the nine months ended September 30, 2007, approximately 62% of our revenue was recurring and 38% was non-recurring, compared with 60% and 40%, respectively, for the nine months ended September 30, 2006. All recurring revenues are from content-related BPO services segment.

Direct Operating Costs

Direct operating costs were $34.5 million and $25.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of 34%. Direct operating costs as a percentage of revenues for the nine months ended September 30, 2007 and 2006, were 73% and 85% respectively.

Direct operating costs for content-related BPO services were $30.7 million and $22.8 million in the nine months ended September 30, 2007 and 2006, respectively, an increase of 35%. Direct operating costs of content-related BPO services as a percentage of revenues from content related BPO services were 69% and 85% for the nine months ended September 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related BPO services was principally attributable to increases in variable labor and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues for our content-related BPO services segment were lower in the nine months ended September 30, 2007 than in the comparable 2006 period, principally due to decreased variable costs as a percent of revenues, and increased operating leverage resulting from the increase in revenues with no significant increase in fixed costs. These favorable results were offset in part by a $1.7 million increase in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Direct operating costs for content-related IT professional services were $3.8 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of 31%. Direct operating costs for content-related IT professional services as a percentage of revenues from content-related IT professional services were 131% and 81% for the nine months ended September 30, 2007 and 2006, respectively. The increase in direct operating costs of content-related IT professional services as a percentage of revenues was primarily attributable to decreased revenues brought about by two projects completed in the second quarter of 2007 and not replaced, without any corresponding decrease in fixed costs.

Selling and Administrative Expenses

Selling and administrative expenses were $10.5 million and $10.9 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of 4%. Selling and administrative expenses as a percentage of revenues were 22% and 36% for the nine months ended September 30, 2007 and 2006, respectively. The lower percentage reflects sustained operating cost levels on a higher revenue base.

Selling and administrative expenses for the nine months ended September 30, 2006 includes approximately $246,000 received as an inducement to terminate our Dallas office lease prior to its contractual expiration date, accrued severance costs of approximately $275,000 related to the termination of an executive’s employment and approximately $800,000 on research and development for new services. After excluding the effect of these non-recurring adjustments, the resulting increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs associated with annual salary increases and increased professional fees, including fees associated with Section 404 of the Sarbanes Oxley Act, incurred in the nine months ended September 30, 2007.

Provision for (Benefit from) Income Taxes

The provision for income taxes in the nine months ended September 30, 2007 and 2006 was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.3 million at September 30, 2007.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of our Indian subsidiaries received a tax assessment approximating $399,000, including interest through September 30, 2007, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will fight vigorously. The Indian bureau of taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2005. We cannot determine the ultimate outcome at this time.

In addition we are subject to various tax audits and claims which arise in the ordinary course of business. We currently believe that the ultimate outcome of these audits and claims will not have a material adverse effect on our financial position or results of operations.

As a result of the IRS audit settlement mentioned above, we recognized approximately $234,000 of previously unrecognized tax benefits in the nine months ended September 30, 2007. An additional $208,000 of unrecognized tax benefits relating to uncertain income tax positions was provided in the nine months ended September 30, 2007. We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our financial position or results of operations.

Our liability for net unrecognized tax benefits at September 30, 2007 and December 31, 2006 was approximately $443,000 and $481,000, respectively. This liability represents an accrual relating to uncertain income tax positions we have taken on our domestic and foreign tax returns. We report interest expense and penalties related to income tax liabilities as a component of our provision for income taxes. As of September 30, 2007 and December 31, 2006, we had accrued a liability for interest and penalties totaling approximately $143,000 and $138,000, respectively.

Furthermore we had unrecognized tax benefits of $176,000 and $167,000 as of September 30, 2007 and December 31, 2006, respectively, which, if recognized, would increase our net operating loss carry forward. This increase, if recognized, would not have an impact on our effective tax rate since the increase to our deferred tax assets would result in a corresponding increase to our valuation allowance.

Net Income / Loss

We recorded a net profit of $2.3 million in the nine months ended September 30, 2007 compared with a net loss of approximately $6.5 million in the comparable period in 2006. The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	September 30, 2007	December 31, 2006

Cash and Cash Equivalents	$12,133	$13,597
Working Capital	13,663	13,632

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2007 compared to $2.1 million used in operating activities for the nine months ended September 30, 2006, an increase of approximately $3.9 million. The $3.9 million increase in net cash provided by operating activities is principally due to an $8.8 million increase in net income, a $1.5 million decrease in other net operating assets and liabilities, offset by a $6.1 million increase in accounts receivable. The $1.5 million decrease in other net operating assets and liabilities resulted primarily from payments of minimum withholding taxes on the net settlement of stock options exercised by the Chairman and CEO.

Accounts receivable totaled approximately $11.3 million at September 30, 2007, representing approximately 55 days of sales outstanding compared to $6.5 million, or 56 days, at December 31, 2006.

A significant amount of our revenues are derived from clients in the publishing industry. Accordingly, our accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2007, approximately 19% of our accounts receivable was from foreign (principally European) clients, and 52% of accounts receivable was due from two clients.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2007, we spent cash approximating $2.9 million for capital expenditures compared to approximately $2.1 million for the nine months ended September 30, 2006. Capital spending in 2007 related principally to normal technology equipment and facility upgrades. Capital spending in the nine months ended September 30, 2006 related principally to normal ongoing technology equipment improvements. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

During the nine months ended September 30, 2007, we financed the acquisition of certain computer and communications equipment approximating $819,000, while for the nine months ended September 30, 2006, we purchased software licenses totaling approximately $164,000.

Net Cash (Used In) Provided by Financing Activities

Proceeds from the exercise of stock options were $194,000 for the nine months ended September 30, 2007, compared to $356,000 for the nine months ended September 30, 2006. Payments of long-term obligations approximated $525,000 and $586,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2007 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Significant New Accounting Pronouncements Not Yet Adopted

In February 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (7.75% at September 30, 2007) plus ½% or LIBOR (5.125% at September 30, 2007) plus 3%. We have no outstanding obligations under our credit line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

We have operations in foreign countries. While we are exposed to foreign currency fluctuations, we presently have no financial instruments in foreign currency and do not maintain significant funds in foreign currency beyond those necessary for operations.

Item 4. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Republic of the Philippines, Manila (Case No. G.R. No. 178603-04 Innodata Philippines, Inc. vs. Innodata Employees Association, et al. 10 September 2007) has refused to review a decision in these actions by a lower appellate court (Court Of Appeals of the Republic of the Philippines in Manila, Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al 28 June 2007) against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $6.5 million. The Philippine subsidiary has filed a motion with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that should the order of the lower appellate court be upheld, recovery against Innodata Isogen, Inc. would nevertheless be unlikely.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs.

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2007, the Company’s Chairman and CEO (the “CEO”) exercised 1,139,160 stock options at a total exercise price of $882,844. The CEO paid the exercise price by surrendering to the Company 229,310 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 395,695 shares to the Company in consideration of the payment by the Company on his behalf of $1,523,426 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 514,155 shares of common stock to the CEO.

Item 6. (a) Exhibits.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.

Date: November 13, 2007	/s/ Jack Abuhoff
Jack Abuhoff Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 13, 2007	/s/ Steven L. Ford
Steven L. Ford Executive Vice President,
Chief Financial Officer