Form 10-K
period 2007-12-31
INNODATA ISOGEN INC
filed 2008-03-13
CIK 903651

106941
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2007

☐ Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 0-22196

INNODATA ISOGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three University Plaza
Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 371-2828
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	The Nasdaq Stock Market, LLC

Securities registered under Section 12(b) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Stock Market on June 30, 2007) was $94,761,108.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 29, 2008 was 24,725,791.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on June 5, 2008 are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA ISOGEN, INC
Form 10-K
For the Year Ended December 31, 2007

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

Item 1. Description of Business.

Business Overview

We provide knowledge process outsourcing (KPO) services, as well as publishing and related information technology (IT) services, that help leading media, publishing and information services companies create, manage and maintain their products. We also provide our services to companies in other information-intensive industries, such as information technology, manufacturing, aerospace, defense, government, law and intelligence.

We help our clients lower costs, realize productivity gains and improve operations, enabling them to compete more effectively in demanding global markets.

Our publishing services include digitization, conversion, composition, data modeling and XML encoding. Our KPO services include research & analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. We often combine publishing services and KPO services within a single client engagement, providing an end-to-end content supply chain solution.

Our staff of IT systems professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

We use a distributed global resource model. Our onshore workforce (consisting of consultants, information architects, solution architects, and program managers) works from our North American and European offices, as well as from client sites. Our distributed global workforce (consisting of encoders, graphic artists, project managers, programmers, and data architects performing publishing services, and advanced degree holders such as physicians, attorneys, MBAs and engineers who perform our KPO services) deliver those services from our ten offshore facilities in India, the Philippines, Sri Lanka and Israel.

For fiscal 2007, our revenue was $67.7 million, representing an increase of 65% over 2006, and our net income was $4.6 million, as compared to a net loss in 2006 of $7.3 million.

Services that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services that terminate upon completion of a defined task generate what we regard as project, or non-recurring, revenues. Approximately 61%, 61% and 58% of our revenues were recurring in the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

In 2007, we provided our services to approximately 140 clients’ primarily in four content-intensive sectors:

•	Media, publishing and information services, including clients such as EBSCO and Reed Elsevier;

•	Defense and aerospace, including clients such as Hamilton Sundstrand and Lockheed Martin;

•	Government and advanced programs, including clients such as the Defense Intelligence Agency and the Financial Accounting Standards Board; and

•	Commercial and technology, including clients such as Alcatel-Lucent and Nortel.

Our business is organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a focus on supportive operations.

Our vertically-aligned groups understand our clients’ businesses and strategic initiatives and are able to help them meet their goals. With respect to media, publishing and information services, for example, we have continued to hire experts out of that sector to establish solutions and services tailored to companies in that sector. They work with many of the world’s leading media, publishing and information services companies, dealing with challenges involving new product creation, product maintenance, digitization, content management and content creation.

Our service/process-aligned groups are comprised of engineering and delivery personnel responsible for creating the most efficient and cost-effective custom workflows. These workflows integrate proprietary and third-party technologies, while harnessing the benefits of a globally distributed workforce. They are responsible for executing our client engagements in accordance with our service-level agreements and ensuring client satisfaction.

Our support groups are responsible for managing a diverse group of enabling functions, including human resources and recruiting, global technology infrastructure and physical infrastructure and facilities.

In 2007, the Company reorganized its management and reporting structure into one operating segment. Refer to “Management Discussion and Analysis” for further information.

Our Opportunity

Media, publishing and information services companies, as well as companies in other content-intensive sectors, are increasingly seeking ways to reduce content costs as well as to accelerate delivery times and improve quality. Increasingly, they view outsourcing, along with technology and process re-engineering, as crucial strategies for accomplishing these objectives.

The trend toward outsourcing has accelerated in recent years. Businesses are outsourcing their internal processes – often to offshore providers – to improve productivity and manage costs. By leveraging offshore talent, companies are increasingly boosting their profits, productivity, quality levels, business value and performance. As outsourcing to offshore providers has become more accepted, a growing number of organizations have become more confident in making the decision to outsource business operations to Asia and other high-value labor markets. Moreover, the notion of what can be outsourced and the benefits that can be achieved via outsourcing continue to expand. Client demands are evolving toward higher value-added and more complex services, including research & analysis, editorial tasks and other knowledge-based functions. This trend is driven by competitive pressures as well as by advances in technology.

The KPO market is in its formative stages, but is expected to become quite large. Overall demand is expected to range in the tens of billions of dollars within the next decade. An increasing number of companies are outsourcing high-end knowledge work as they seek to gain cost-savings and operational efficiencies and access the highly talented workforce in countries such as the Philippines and India. Universities in those countries are graduating thousands of qualified lawyers, doctors and scientists each year. As technology makes it possible to move vast amounts of data across the globe at relatively low cost, it is now quite cost effective for companies to tap into this labor pool.

With respect to information and content processes, there is growing awareness that labor cost reduction is only part of the solution. Advances in technologies for creating, managing, finding, sharing and delivering content (including text analytics, semantic technologies and search technologies) have enabled what were previously manual tasks to become either fully or partially automated.

As a result, content-driven companies, like media, publishing and information services companies, are increasingly relying on service providers, such as Innodata Isogen, to provide both outsourcing and related IT services.

To meet this demand, we have assembled dedicated teams of scientists, doctors, lawyers and other subject matter experts, armed with an in-depth understanding of complex technical material. For increasing numbers of clients, we are becoming an extended part of their work teams, helping them enhance and create content, write technical documentation and deliver research and analysis services utilizing global resources as well as advanced technologies.

Our Services

We believe that we have developed an effective set of core competencies that enable us to help information-intensive companies reduce their operating costs, realize benefits of scale and flexible cost structures and achieve significant process improvements. Our business model combines a global offshore staff, on-site staff and technologists who integrate internally-developed and best-in-class third party products to continually improve the efficiency of our processes.

We provide a broad and expanding range of publishing services, knowledge process outsourcing services and engineering and consulting services.

Publishing Services – Our publishing services include activities such as digitization, conversion, composition, data modeling and XML encoding. Typically, we bill clients for services based upon the units of information we produce and deliver.

For example, we are helping several publishers take advantage of the growing interest in eBooks. We are digitizing and converting thousands of books into an eBook-ready format for a global electronics manufacturer that has recently launched a new digital reading device for consumers.

We are also helping leading publishers of scientific, technical and medical journals aggregate content, copy-edit author submissions and compose journal pages for both online and print publication. For one such publisher, seeking to build one of the world’s largest databases of scientific journal citations and references, we created records of nearly 15,000 journal titles going back almost 13 years, encoded in a way that supports integrated web searches and seamless linking.

Knowledge Processing Outsourcing (KPO) Services– Our KPO services specifically target processes that demand advanced information analysis and interpretation, as well as judgment and decision-making. For information and media companies, these services include content creation and enhancement, analytics, taxonomy and controlled vocabulary development, hyperlinking, indexing, abstracting, technical writing and editing, copy-editing and general editorial services, including the provision of synopses and annotations. These services cover a wide spectrum of disciplines, including medicine, law, engineering, management, finance, science and the humanities. To provide these services, we have organized knowledge teams that consist of educated and highly trained people with expertise in relevant subjects. We typically price our knowledge services based on the quantity delivered or resources utilized.

For example, we support several providers of medical informatics products and clinical decision support systems. Our physicians and health care professionals create content for these systems by analyzing the latest medical journal articles and conference proceedings.

In many of our engagements, we perform end-to-end services that combine publishing and KPO services, using advanced technologies, to provide fully outsourced content supply chain solutions. For example, under a long-term engagement, we maintain a leading bibliographic citations database, managing, on behalf of our client, a continuing production process in which we first aggregate, digitize and convert data from multiple sources and then have healthcare professionals perform analyses of the data and create derivative data for inclusion in the client database. Our engineering staff continues to drive the automation of several of these underlying processes.

We are also using our KPO delivery capabilities that we use to support information companies as a springboard to enable us to enter new markets and provide new services. For example, we are using our legal subject matter experts who deliver KPO services to media, publishing and information services companies to also provide select KPO services – such as research and document review – to corporate law offices and law firms.

In 2007, we launched two new KPO services: research & analysis and technical writing. For research & analysis projects, we form dedicated teams of subject matter experts to provide expert research and analysis on a wide range of topics, from media analysis and medical studies to technical patent submissions and reports on energy markets. We provide everything from sophisticated market and competitive research to detailed financial and trend analysis.

For example, we are helping a leading publisher provide detailed information on patents to its subscribers – executives at Fortune 500 companies and inventors and scientists at leading research institutes. We are also helping a leading information services provider deliver critical news to executives in several industries. We put in place a streamlined process and an advanced set of tools to enable our employees to monitor incoming news, select relevant stories and write daily summaries, which we then post directly to our client’s website.

We are also building upon our extensive experience in technical documentation to provide outsourcing services for corporate technical writing teams. Most departments responsible for delivering vital technical information about products or services are also under increasing pressure to cut costs. We offer them the ability to blend internal and external resources by basing key staff at headquarters while pushing content development to offshore locations. In this way, we deliver cost savings to our clients, enabling them to provide better documentation and improve efficiency and productivity.

As an example, we are currently providing technical writing services for a leading global technology manufacturer. We have expanded our team from five resources to more than 30, which include project managers, writers and editors who work from multiple locations across China, the Philippines and the United States. Co-locating technical documentation teams in both China and the Philippines has eased the collaboration process and helped the company establish a stronger working relationship between its engineers and the writing team. Just as important, our outsourcing team is helping the company continue to generate quality documentation – ensuring that our client’s customers use the products effectively – while also reducing overall costs.

Technology Services — Both our publishing services and KPO services are supported by our technology engineering teams, comprised of solution architects, analysts, programmers and systems integrators. A number of our engineering staff have played leadership roles in the development of structured information standards such as Standard General Markup Language (SGML), Extensible Markup Language (XML), as well as XML-based standards such as Darwin Typing Information Architecture (DITA) and S1000D.

Our technologists build the workflow and tools that we utilize internally for projects that we perform for clients on an outsourced basis. They also provide services directly to clients.

Their role in outsourced projects is to improve efficiency and quality. They continually design and develop productivity tools to automate manual processes and improve the consistency and quality of our work product. These tools include categorization engines that utilize pattern recognition algorithms based on comprehensive rule sets and related heuristics, data extraction tools that automatically retrieve specific types of information from large data sources, and workflow systems that enable various tasks and activities to be performed across our multiple facilities.

When working directly for clients, our engineers provide IT services (which include systems integration, custom application development, applications maintenance, tool evaluation and training) which are typically provided on a project basis that does not generate significant amounts of recurring revenue. Clients who use their services typically require publishing, performance support or process automation systems that enable information to be created, managed and distributed utilizing the most cost efficient and effective technologies. For example, the world’s leading software company recently selected our staff to help create automated processes for reducing the cost of creating online help information. Our engineering staff created the systems that are used by one of the world’s largest IT companies to create and publish multi-lingual product and technical information. It also collaborated with Lockheed Martin to build a content management system and digital asset management system for the F-35 Joint Strike Fighter program. For a leading electronic publisher of financial data, it automated the process of extracting and normalizing detailed financial information from public company filings. Our staff define client requirements (often working on-site at clients during this process), write specifications and design, develop, test and integrate technologies. Projects vary in size and duration.

For an outsourced project for a $10 billion information services company, our engineering staff is developing a machine-aided indexing solution that uses lemmatization (the process that determines the most crucial term in a sentence to reflect its meaning and context) and semantically-driven natural language analysis to deliver precision and recall at 95% accuracy. Once the text is tokenized or assigned value according to the words in a particular sentence, a set of rules and linguistic filters are then used to identify candidate term phrases within the text. The system also extracts terms and ranks them based on the decreasing likelihood of accuracy against a thesaurus that applies simple string matching. This automation enables us to add millions of additional topics to the publisher’s database, which may then be further enhanced by our science KPO team.

Consulting Services — Our publishing services and KPO services are also supported by our consulting staff, who collaborate with clients in analyzing their publishing and business environments, identifying opportunities for optimization and creating roadmaps for significant cost savings and productivity improvement. Their expertise includes offshoring strategy, technology strategy and business process re-engineering related to information and content creation, management and distribution.

For example, our consulting staff is working with one of the world’s largest special interest publishers, helping it create an optimized content processing function drawing upon outsourced services and the latest content technologies. With more than 3,000 titles in print, the client desires an end-to-end publishing solution that addresses its current and anticipated requirements for print and online publishing.

A leading $5 billion global information services company engaged our consulting group to help re-engineer internal processes and provide recommendations regarding outsourcing tasks and activities presently performed in-house. The team performed a detailed as-is analysis and collaborated with the client in developing a future-state solution that specifically supported the ability to re-purpose content, using existing content to develop new information products.

Clients

In 2007, we provided our services to approximately 140 clients.

Our top four clients generated approximately 61%, 54% and 53% of our revenues in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 23%, 37% and 35% of our total revenues for each of these respective fiscal years.

We have long standing relationships with many of our clients. We have been continually providing services to our top four clients for over seven years. Approximately 95% of clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

A substantial portion of the services we provide to our clients is subject solely to their needs. Our agreements with clients are in most cases terminable on 30 to 90 days' notice and are typically subject to client requirements.

Competitive Strengths

Our vertical expertise.   We are primarily focused on the media, publishing and information services vertical market. We maintain a staff of highly skilled experts to provide a range of end-to-end business solutions. In addition, we utilize our underlying domain experts in law, medicine, finance and engineering to provide additional value-added KPO services directly to these sectors.

Our global delivery model.   We have operations in seven countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results. For example, we create high-end website content using teams from India, the Philippines and Israel that together constitute a global workflow. We use a similar approach in providing technical writing services to a large telecommunications company, virtually joining resources from the United States, the Philippines and China. Our offshore outsourcing centers are ISO 9001:2000 certified and our engineering and IT facility in Noida meets ISO/IEC 27001:2005 specifications.

Our proven track record and reputation.   By consistently providing high quality services, we have achieved a track record of project successes. This track record is embodied by our reputation as a leader in the KPO marketplace, especially within the media, publishing and information services sector. This reputation or brand provides an assurance of expertise, quality execution and risk mitigation.

Our focus on technology and engineering.   Rather than simply relying on labor cost arbitrage to create value for clients, our engineering team optimizes efficiency by integrating proprietary and best-in-class third party tools into our workflows. In addition, our engineering team provides work directly to our clients, helping them achieve better improved efficiencies within their own operations.

Our long-term relationships with clients.   We have long-term relationships with many of our clients, who frequently retain us for additional projects after a successful initial engagement. In 2007, existing clients from prior years generated more than 98% of our revenues. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy allows us to use our in-depth client-specific knowledge to provide more fully integrated KPO services and develop closer relationships with those clients.

Our ability to scale.   We have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. By virtue of the significant numbers of professional staff working on projects, we are able to build teams for new engagements quickly. We have also demonstrated the ability to hire and train people quickly.

Our internal infrastructure.   We utilize established facilities, technology and communications infrastructure to support our business model.  We own and operate some of the most advanced content production facilities in the world, which are linked by multi-redundant data connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks and data centers – is configured with full redundancy, often with more than one backup to ensure 24x7 availability.  Our infrastructure is built to accommodate advanced tools, processes and technologies that support our content and technical experts.

Our focus on quality.   We believe strongly in quality throughout our organization. We maintain independent quality assurance capabilities in all geographies where we operate. Our quality teams are compliant and certified to the ISO 9000:2000 quality management system standards.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our corporate headquarters outside New York City, our Dallas office and our Paris office. We have four executive-level business development and marketing professionals, and during 2007, we maintained approximately 15 full-time sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

Our sales professionals identify and qualify prospects, securing direct personal access to decision makers at existing and prospective clients. They facilitate interactions between client personnel and our service teams to better define ways in which we can assist clients with their goals. For each prospective client engagement, we assemble a team of our senior employees drawn from various disciplines within our company. The team members assume assigned roles in a formalized process, using their combined knowledge and experience to understand the client’s goals and collaborate with the client on a solution.

Sales activities include the design and generation of presentations and proposals, account and client relationship management and the organization of account activities.

Personnel from our project analysis group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level support to our clients.

Our marketing organization is responsible for developing and increasing the visibility and awareness of our brand and our service offerings, defining and communicating our value proposition, generating qualified, early-stage leads and furnishing effective sales support tools.

Primary marketing outreach activities include event marketing (including exhibiting at trade shows, conferences and seminars), direct and database marketing; public and media relations (including speaking engagements and active participation in industry and technical standard bodies), and web marketing (including integrated marketing campaigns, search engine optimization, search engine marketing and the maintenance and continued development of external websites).

Research and Development

In 2006 and 2005, we spent approximately $922,000 and $770,000, respectively, on research and development. We did not incur any research and development costs in 2007.

Competition

The market for publishing services and related KPO and IT services is highly competitive, fragmented and intense. Our major competitors include SPI Technologies, Apex CoVantage, Aptara, Thomson Digital, MacMillan India, Satyam and Cenveo.

We believe that we compete successfully by offering high quality services and favorable pricing that leverages our technical skills, IT infrastructure, process knowledge, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically sophisticated, require “high-end” talent, are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

As a provider of these services, we also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have additional offices in Dallas, Texas, Paris, France and Beijing, China. We have ten production facilities in the Philippines, India, Sri Lanka and Israel. We were incorporated in Delaware in 1988.

Employees

As of December 31, 2007, we employed 68 persons in the United States and Europe and approximately 7700 persons in ten production facilities in the Philippines, India, Sri Lanka and Israel. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-2828. Our website is www.innodata-isogen.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K, and any amendments to those reports as soon as reasonably practical after we electronically file that material with or furnish it to the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues and our results of operations could be adversely affected if we lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Our top four clients generated approximately 61%, 54% and 53% of our revenues in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year and services they require from us may change from year to year. If the volume of work performed for our major clients varies of if the services they require from us change, our revenues and results of operations could be adversely affected and we may incur a loss from operations. Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days’ notice.

A significant portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. Non-recurring revenues derived from these project-based arrangements accounted for approximately 39%, 39% and 42% of our total revenues in the fiscal years ended December 31, 2007, 2006 and 2005, respectively. While we seek wherever possible to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. As of December 31, 2007, 50% or $5.3 million, of our accounts receivable was due from one client. If any of these clients were unable, or refuse, for any reason, to pay our accounts receivable, our results of operations would be adversely affected.

Quarterly fluctuations in our results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a loss of approximately $3.0 million to a profit of approximately $2.2 million.

Our quarterly operating results are also subject to certain seasonal fluctuations. We generally experience lower revenue in the first quarter as we replace projects that were brought to end in the fourth quarter and we begin new projects, which may have some normal start up delays during the first quarter. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause us to significantly underutilize our production capacity and employees, resulting in significant variations in our operating results in any particular quarter, and could result in losses.

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

There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that would preclude or inhibit others from entering our market. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our services using their own personnel. We cannot assure you that our clients will outsource more of their needs to us in the future, or that they will not choose to provide internally the services that they currently obtain from us. If we are not able to compete effectively, our revenues and results of operations could be adversely affected.

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

There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in foreign currency hedging activities would be effective. Finally, as most of our expenses are incurred in currencies other than those in which we bill for the related services and any increase in the value of certain foreign currencies, against the U.S. Dollar could increase our operating costs.

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

In the preamble to such regulations, the I.R.S. expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre-existing entities until May 2006. For periods prior to this date these final regulations apply (i.e., prior to August 12, 2004) and the classification of dually chartered entities is governed by the pre-existing regulations. As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004.

However, we cannot assure you that the Internal Revenue Service will not assert other positions with respect to the foregoing matters, including positions with respect to our treatment of the tax consequences of the termination of the status of our Philippine subsidiaries as Delaware limited liability companies that, if successful, could increase materially our liability for U.S. federal income taxes.

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

We currently benefit from income tax holiday incentives in the Philippines, India and Sri Lanka which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of our current tax holidays could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations. The income tax holiday of one of our Philippine subsidiaries will expire in May 2008.

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

In particular, the Philippines have experienced ongoing problems with insurgents. The Abu Sayyaf group of kidnappers, which is purported to have ties to the Al Qaeda terrorist organization, is concentrated on Basilan Island. While Basilan Island is not near our facilities and the government of the Philippines has taken action to eradicate this group, we cannot assure you that these efforts will be successful or that the Abu Sayyaf group will not attempt to disrupt activities or commit terrorist acts in other areas of the Philippines or South Asia.

While the threat of military confrontation between India and Pakistan in Kashmir has receded, political uncertainty in Pakistan may have spill over effects to its relationship with India.  Further, the government of Sri Lanka has terminated the Norwegian-brokered ceasefire with its rebels and there are concerns that hostilities may escalate.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and nine overseas facilities, all of which are leased. In addition, we have a technology and tools development facility in Gurgaon, India, which is also leased. The square footage of all our leased properties is approximately 450,000. Rental payments on property leases were approximately $2.5 million in 2007.

We currently lease property sufficient for our business operations, although we may need to lease additional property in the future. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Republic of the Philippines, Manila (Case No. G.R. No. 178603-04 Innodata Philippines, Inc. vs. Innodata Employees Association, et al. 10 September 2007) has refused to review a decision in these actions by a lower appellate court (Court Of Appeals of the Republic of the Philippines in Manila, Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al 28 June 2007) against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. A motion filed by the Philippine subsidiary with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court was denied by the Supreme Court, and the Philippine subsidiary has filed a second motion with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that should the order of the lower appellate court be upheld, recovery against Innodata Isogen, Inc. would nevertheless be unlikely.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 29, 2008, there were 103 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 3,760.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2007.

	Common Stock
	Sale Prices

2006	High	Low

First Quarter	$4.05	$2.35

Second Quarter	3.06	2.06

Third Quarter	2.48	1.53

Fourth Quarter	2.41	1.61

2007	High	Low

First Quarter	$3.75	$1.95

Second Quarter	4.25	2.55

Third Quarter	4.30	2.56

Fourth Quarter	6.38	3.36

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2007:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,168,000	$2.69	2,366,000

Equity compensation plans not approved by security holders	-	-	-

Total	3,168,000	$2.69	2,366,000

(1)	1998, 2001 and 2002 Stock Option Plans, approved by the stockholders, see Note 9 to Consolidated Financial Statements, contained herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Since January 1, 2007 and through December 31, 2007, the Company has issued the following securities:

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

Treasury Stock

In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $681,000 remains available for repurchase under the program as of December 31, 2007. During the year ended December 31, 2007, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2006, the Company had repurchased 182,262 shares of its common stock at a cost of $319,000. There is no expiration date associated with the program.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2005, 2004 and 2003 and for each of the years ended December 31, 2004 and 2003 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$67,731	$40,953	$42,052	$53,949	$36,714

Operating costs and expenses
Direct operating expenses	48,581	34,141	30,920	33,050	27,029
Selling and administrative expenses	15,281	14,284	13,684	10,205	8,898
Restructuring costs	-	604	-	-	-
	63,862	49,029	44,604	43,255	35,927

Income (loss) from operations	3,869	(8,076)	(2,552)	10,694	787

Other (income) expenses
Terminated offering costs	-	-	-	625	-
Bad debt recovery, net	-	-	-	(963)	-
Interest expense	33	7	18	25	9
Interest income	(678)	(683)	(457)	(87)	(30)

Income (loss) before (benefit from)
provision for income taxes	4,514	(7,400)	(2,113)	11,094	808
(Benefit from) provision for income taxes	(52)	(77)	(462)	3,237	333

Net income (loss)	$4,566	$(7,323)	$(1,651)	$7,857	$475

Income (loss) per share:
Basic	$.19	$(.30)	$(.07)	$.35	$.02
Diluted	$.18	$(.30)	$(.07)	$.32	$.02

Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

BALANCE SHEET DATA:

Working capital	$16,329	$14,292	$21,432	$22,209	$11,983

Total assets	$38,449	$30,329	$37,611	$37,211	$25,146

Long term obligations	$2,128	$1,564	$548	$150	$272

Stockholders’ equity	$23,230	$19,009	$26,814	$26,737	$17,404

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

We provide a broad and expanding range of knowledge process outsourcing services as well as publishing and related information technology services that help companies create and manage information more effectively and economically. Our solutions enable organizations to find new ways to transform inefficient business processes, improve operations and reduce costs.

In 2007, we commenced a reorganization of our management and operating structure. Prior to 2007, our operations were classified into two operating segments: (1) content-related BPO and KPO services and (2) IT professional services. In this reorganization, we merged the content-related BPO and KPO services and IT professional services segments (ceasing to monitor its operations by these two segments). With this reorganization, our Company consists of one business that generates revenues and expenses. The structure of our Company's current operating segment reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and makes executive decisions (including the allocation of resources) about the business. There is no end to end responsibility or management other than at the consolidated level and discrete financial information is available at the consolidated level.

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2007:

	Years Ended December 31,
	2007	% of revenue	2006	% of revenue	2005	% of revenue

Revenues	$67.7	100.0%	$41.0	100.0%	$42.1	100%
Direct operating costs	48.6	71.8%	34.1	83.2%	30.9	73.4%
Selling and administrative expenses	15.3	22.6%	14.3	34.8%	13.7	32.5%
Restructuring costs	-	-	0.6	1.5%	-	-
Income (loss) from operations	3.8	5.6%	(8.0)	(19.5)%	(2.5)	(5.9)%
Other (income) expenses	(0.7)		(0.6)		(0.4)
Income (loss) before benefit from income taxes	4.5		(7.4)		(2.1)
Benefit from income taxes	(0.1)		(0.1)		(0.4)
Net income (loss)	$4.6	6.8%	$(7.3)	(17.8)%	$(1.7)	(4.0)%

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our IT system professionals support the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. Services that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We price our publishing services and KPO services based on the quantity delivered or resources utilized and recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis. Revenues for contracts billed on a time and materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on the percentage of completion method of accounting as services are performed or milestones are achieved.

Recurring revenues consisted of 61%, 61% and 58% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Our top four clients generated approximately 61%, 54% and 53% of our revenues is the fiscal year ended December 31, 2007, 2006 and 2005, respectively. We may lose any of these or our other major clients as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the selection of another service provider.

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

Refer to “Risk Factors.”

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies. We anticipate our cost of labor to increase in 2008 by approximately $500,000 per quarter as a result of general wage increases.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, and administrative overhead.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

Revenues were $67.7 million for the year ended December 31, 2007 compared to $41.0 million for the similar period in 2006, an increase of approximately 65%. The $26.7 million increase in revenues, which is principally attributable to four clients (three existing clients and one new client), reflects a $20.9 million increase from recurring revenue and $5.8 million from non-recurring project revenue.  Furthermore, more than 62% of the total revenue increase is attributable to knowledge services.

Our top four clients generated approximately 61% and 54% of our revenues is the fiscal year ended December 31, 2007 and 2006, respectively. Further, for the year ended December 31, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 23% and 37% respectively, of our total revenues.

For the years ended December 31, 2007 and 2006, approximately 61% of our revenue was recurring and the 39% balance was non-recurring.

We have provided our services to approximately 150 clients as of December 31, 2007 as compared to approximately 130 clients as of December 31, 2006.

Direct Operating Costs

Direct operating costs were $48.6 million and $34.1 million for the years ended December 31, 2007 and 2006, respectively, an increase of approximately 43%. Direct operating costs as a percentage of revenues were 72% for the year ended December 31, 2007 and 83% for the year ended December 31, 2006.

The increase in direct operating costs was principally attributable to the increase in variable labor (management and production personnel) and other operating costs in support of higher revenue volume. The direct operating expenses as a percentage of revenues were lower in 2007 as compared to 2006, principally due to decreased variable costs as a percent of revenues, and increased operating leverage resulting from the increase in revenues with no significant increase in fixed costs. These favorable results were offset in part by $2.6 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and India rupee.

Selling and Administrative Expenses

Selling and administrative expenses were $15.3 million and $14.3 million for the years ended December 31, 2007 and 2006, respectively, an increase of approximately 7%. Selling and administrative expenses as a percentage of revenues were 23% and 35% for the years ended December 31, 2007 and 2006 respectively. The lower percentage reflects sustained operating costs levels on a higher revenue base.

Selling and administrative expenses in 2006 includes approximately $246,000 received as an inducement to terminate our Dallas office lease prior to its contractual expiration dates, accrued severance costs of approximately $275,000 related to the termination of an executive’s employment and approximately $922,000 in research and development for new services. After excluding the effect of these non-recurring adjustments, the resulting increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs associated with annual salary increases and increased professional fees, including fees associated with Section 404 of the Sarbanes Oxley incurred in 2007.

Restructuring Costs

As part of an overall cost reduction plan to reduce operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and we substantially implemented the plan at end of 2006.

As a result, the Company recorded total charges of $604,000 in 2006 associated with the restructuring plan. The 2006 charge consisted of $531,000 of employee severance costs and $73,000 of costs to implement the plan. Of the total amount, $60,000 represents charges relating to stock option modifications.

In connection with the restructuring, the Company paid cash of $544,000 and recognized costs amounting to $60,000 for stock option modifications. The Company currently expects no future costs to be incurred associated with the restructuring plan.

As of December 31, 2006, accrued expenses included approximately $102,000 related to the restructuring charges, which were paid in 2007.

Income Taxes

For the year ended December 31, 2007, the benefit from income taxes as a percentage of income before income taxes was 1%. The 2007 benefit from income taxes is lower than the U.S. Federal statutory rate, principally due to the U.S. net operating losses which were not recognized as a result of a valuation allowance. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.6 million at December 31, 2007. In 2007, we have utilized $2.1 million of net operating losses.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of our Indian subsidiaries received a tax assessment approximating $404,000, including interest through December 31, 2007, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will fight vigorously. The Indian bureau of taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2005. We cannot determine the ultimate outcome at this time.

As a result of an IRS audit settlement, we recognized approximately $234,000 of previously unrecognized tax benefits for the year ended December 31, 2007. An additional $176,000 of unrecognized tax benefits relating to uncertain income tax positions was provided for the year ended December 31, 2007.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our financial position or results of operations.

Our liability for net unrecognized tax benefits at December 31, 2007 and 2006 was approximately $411,000 and $481,000, respectively. This liability represents an accrual relating to uncertain income tax positions we have taken on our domestic and foreign tax returns. We report interest expense and penalties related to income tax liabilities as a component of our provision for income taxes. As of December 31, 2007 and 2006, we had accrued a liability for interest and penalties totaling approximately $153,000 and $138,000, respectively.

Furthermore we had unrecognized tax benefits of $176,000 and $167,000 as of December 31, 2007 and December 31, 2006, respectively, which, if recognized, would increase our net operating loss carry forward. This increase, if recognized, would not have an impact on our effective tax rate since the increase to our deferred tax assets would result in a corresponding increase to our valuation allowance.

 In August 2004, IRS promulgated regulations, effective August 12, 2004, that had the effect of making certain of our overseas entities that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. As a result, in December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, were not subject to U.S. federal income taxes commencing January 1, 2005. On January 30, 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. In December 2007, the Company received a notification from IRS for the entitlement of the refund for taxes paid and the interest amounting to approximately $395,000 and $60,000, respectively. The Company appropriately recorded a benefit and an income tax receivable at December 31, 2007.

Net Loss/Income

We recorded net income of $4.6 million in 2007 compared with a net loss of $7.3 million in 2006. The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues.

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

The increase in direct operating costs, both in total dollar amount and as a percentage of revenues, is principally attributable to increases in pay rates for both management and production personnel, growth in our engineering technology department, and increases in various fixed expenses.

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

As a result, the Company recorded total charges of $604,000 in 2006 associated with the restructuring plan of which $531,000 and $73,000 represent severance costs and costs to implement, respectively. The total amount, which includes $60,000 non-cash consideration via stock option has been charged to earnings, of which $102,000 has been accrued and included under the caption “Accrued Expenses” in the balance sheet as at December 31, 2006.

In connection with the restructuring, the Company paid cash of $442,000 and recognized costs amounting to $60,000 for a stock option modification and paid the balance of $102,000 during the first two quarters of 2007.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	December 31,
	2007	2006	2005

Cash and cash equivalents	$14,751	$13,597	$20,059
Working capital	16,329	14,292	21,432

At December 31, 2007, we had cash and cash equivalents of $14.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of December 31, 2007, we had no third party debt and had working capital of approximately $16 million as compared to working capital of approximately $14 million at December 31, 2006. Accordingly, we do not anticipate any near-term liquidity issues.

Our quarterly operating results are also subject to certain seasonal fluctuations. We generally experience lower revenue in the first quarter as we replace projects that were brought to end in the fourth quarter and we begin new projects, which may have some normal start up delays during the first quarter. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

Net Cash Provided By (Used In) Operating Activities

Cash provided by our operating activities in 2007 was $6 million resulting from a net income of $4.6 million, adjustments for non-cash items of $3.9 million and $2.5 million used for working capital. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization and $0.7 million for pension costs. Working capital activities primarily consisted of a use of cash of $4.2 million for an increase in accounts receivable primarily related to increase in revenue, a source of cash of $1.0 million of an increase in accounts payable due to timing of expenditure, a source of cash of $1.7 million for an increase in accrued salaries and wages due to an increase in the number of employees and higher labor rates in support of higher revenue volume and a use of cash of $1.5 million due to payment of minimum withholding taxes on the net settlement of stock options exercised by the Chairman and CEO.

Cash used in our operating activities in 2006 was $3.4 million resulting from a net loss of $7.3 million, offset by adjustments for non-cash items of $3.8 million and $0.1 million generated by working capital. Adjustments for non-cash items primarily consisted of $3.4 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.7 million for a decrease in accounts receivable primarily related to decrease in our revenues and timing of collections, a use of cash of 0.5 million for a decrease in accounts payable representing payments made to the vendors, a source of cash of $0.7 million for an increase in accrued expenses and accrued salaries and wages primarily related to the accruals for bonus and retirement benefits and a use of cash of $0.7 million due to increase in prepaid expenses and other current assets.

Cash provided by our operating activities in 2005 was $1.1 million resulting from a net loss of $1.7 million, offset by adjustments for non-cash items of $3.7 million and $0.9 million used for working capital. Adjustments for non-cash items primarily consisted of $3.1 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.9 million for a decrease in accounts receivable primarily related to decrease in our revenues and timing of collections, a use of cash of $1.2 million for an increase in refundable income taxes and a use of cash of $0.9 million for a decrease in accrued expenses and accrued salaries and wages primarily related to timing of payment of management incentives.

At December 31, 2007, our days’ sales outstanding were approximately 52 days as compared to 56 days as of December 31, 2006 and 55 days as of December 31, 2005.

Net Cash Used in Investing Activities

During 2007, 2006 and 2005, cash used in our investing activities was $4.4 million, $2.3 million and $2.3 million, respectively for capital expenditures. Capital spending in 2007 related principally to normal technology equipment and facility upgrades. Capital spending in 2006 and 2005 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. Furthermore, in 2007, we financed the acquisition of certain computer and communications equipment approximating $0.8 million whereas we purchased software licenses totaling approximately $0.2 million and $1.6 million in 2006 and 2005, respectively. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.5 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $0.5 million, $0.3 million and $1.3 million in 2007, 2006 and 2005, respectively.

In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which we repurchased 182,262 shares of our common stock. We paid $0.3 million to repurchase these shares. No shares were repurchased in 2007.

In 2005, we entered into an agreement with a vendor to acquire certain additional software licenses and to receive support and subsequent software upgrades on this and other currently owned software licenses through February 2008 for a total cost of approximately $1.6 million, representing a non-cash investing and financing activity. Approximately $0.6 million, $0.5 million and $0.5 million was paid in 2007, 2006 and 2005, respectively with no remaining balance due as of December 31, 2007.

In 2006, additional software licenses amounting to $164,000 were acquired under staggered payment terms. Total payment made on these purchases in 2007 and 2006 amounted to $78,000 and $82,000, respectively with the remaining balance to be paid by January 2008.

In 2007, the Company financed the acquisition of certain computer and communication equipments. The capital lease obligations bear interest at rates ranging from 6% to 10% and are payable over two to five years.

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relate to non-U.S. based operating expenses in Asia. In October 2007, we entered into foreign currency forward contracts, with a maximum term of two months and an aggregate notional amount of $4.5 million, to sell U.S. Dollars for Philippine Peso and Indian Rupee that were all settled in November and December 2007. Our U.S. Corporate headquarters funds expenditure for our foreign subsidiaries based in the Philippines and India. We are exposed to foreign exchange risk and therefore we use foreign currency forward contracts to mitigate our exposure of fluctuating future cash flows arising due to changes in foreign exchange rates. There were no unsettled contract at December 31, 2007 and all realized gains and losses were reported in our consolidated statement of operations.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Future Liquidity and Capital Resource Requirements

The Company has an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The Company has no outstanding obligations under this credit line as of December 31, 2007.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future. We fund our foreign expenditures from our U.S. Corporate headquarters on an as-needed basis.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2007, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$659	$260	$393	$6	$-
Non-cancelable operating leases	2,554	980	1,293	281	-
Long-term vendor obligations	4	4	-	-	-

Total contractual cash obligations	$3,217	$1,244	$1,686	$287	$-

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

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenue Recognition

We recognize revenue in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

We recognize IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue for such services billed under fixed fee arrangements using the percentage-of-completion method under contract accounting as we perform services or reach output milestones. We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2007. We recognize revenue billed on a time and materials basis as we perform the services.

Long-lived Assets

We account for long-lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price  for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of  the  existence  of one or more of the above-mentioned factors,  we perform an impairment analysis using a projected discounted cash flow  method.  We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in  general  and  administrative  expenses  in  our statements  of operations,  and  would result in reduced carrying amounts of the related assets on  our balance  sheets. We did not recognize an impairment in any of our long lived assets in each of the three years in the period ended December 31, 2007.

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

Goodwill and Other Intangible Assets

SFAS 142 requires that we test goodwill for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2007, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized under the 1998, 2001 and 2002 Stock Options Plans to grant stock options to officers, directors and employees of the Company.

Effective January 1, 2006, we were required to account for stock-based awards in accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS123(R)”), which required the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and is recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $174,000 and $241,000 for the year ended December 31, 2007 and 2006, respectively.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of business. In addition, in connection with the cessation of all operations at certain of our foreign subsidiaries, certain former employees have filed various actions against one of our Philippine subsidiaries and have purported also to sue us and certain of our officers and directors. Our legal reserves related to these proceedings and claims are based on a determination of whether or not the loss is either probable or reasonably possible. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. If circumstances change, we may be required to record adjustments that could be material to its reported financial condition and results of operation. Based on consultation with legal counsel, the Company believes that recovery against us for the legal proceedings and claims would nevertheless be unlikely.

Pension

Most of our non-U.S. subsidiaries provide for government mandated defined pension benefits covering those employees who meet certain eligibility requirements. Pension assumptions are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions – discount rate and rate of increase in compensation levels – are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan and a country specific basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, an in accordance with generally accepted accounting principles, the impact of these differences and accumulated and amortized over future periods.

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

We did not capitalize any software development costs during any of the three years in the period ended December 31, 2007.  Included in selling and administrative expense are research and development costs totaling approximately $922,000 and $770,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not incur any research and development costs in 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in conformity with accounting principles generally accepted in the United Sates of America, which expands disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In. December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (7.25% at December 31, 2007) plus ½% or LIBOR (4.38% at December 31, 2007) plus 3%. We have not borrowed under this line in 2007. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in foreign countries. Our U.S. Corporate headquarters funds operating expenses of our foreign subsidiaries based in the Philippines and India. We are exposed to foreign exchange risk and therefore entered into foreign currency forward contracts in October 2007 to mitigate our exposure to fluctuating future cash flows due to changes in foreign exchange rates. These forward contracts were entered into for a maximum term of two months and had an aggregate notional amount of $4.5 million to sell U.S. Dollars for Philippine Peso and Indian Rupee We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies. There were no unsettled contracts at December 31, 2007. Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources. As of December 31, 2007 our foreign locations held cash totaling approximately $9.5 million.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B. Other information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements. See Item 8. Index to Financial Statements.
2.	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.
3.	Exhibits – See Exhibit Index attached hereto and incorporated by reference herein.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board of Directors,	March 13, 2008
Jack Abuhoff	Chief Executive Officer and President

/s/ Steven L. Ford	Executive Vice President,	March 13, 2008
Steven L. Ford	Chief Financial Officer and Principal Accounting Officer

/s/ Haig S. Bagerdjian	Director	March 13, 2008
Haig S. Bagerdjian

/s/ Louise C. Forlenza	Director	March 13, 2008
Louise C. Forlenza

/s/ John R. Marozsan	Director	March 13, 2008
John R. Marozsan

/s/ Peter H. Woodward	Director	March 13, 2008
Peter H. Woodward

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Innodata Isogen, Inc.

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. We also have audited Innodata Isogen, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Innodata Isogen, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and subsidiaries’ as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In our opinion, Innodata Isogen, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. Also, as discussed in Note 6 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in 2006.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 11, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,751	$13,597
Accounts receivable-net of allowance for doubtful accounts of $127 and $70 at December 31, 2007 and 2006 respectively	10,673	6,484
Prepaid expenses and other current assets	2,117	1,589
Refundable income taxes	453	1,062
Deferred income taxes	202	190
Total current assets	28,196	22,922
Property and equipment, net	7,160	4,564
Other assets	2,037	1,912
Deferred income taxes	381	256
Goodwill	675	675
Total assets	$38,449	$30,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,973	$987
Accrued expenses	2,227	1,969
Accrued salaries, wages and related benefits	5,244	3,554
Income and other taxes	2,053	1,295
Current portion of long term obligations	370	825
Total current liabilities	11,867	8,630
Deferred income taxes	1,224	1,126
Long term obligations	2,128	1,564

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,881,000 issued and 24,699,000 outstanding at December 31, 2007; and 24,087,000 shares issued and 23,905,000 outstanding at December 31, 2006	249	241
Additional paid-in capital	16,323	17,225
Retained earnings	7,188	2,622
Accumulated other comprehensive loss	(211)	(760)
	23,549	19,328
Less: treasury stock, 182,000 shares at cost	(319)	(319)
Total stockholders’ equity	23,230	19,009
Total liabilities and stockholders’ equity	$38,449	$30,329

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share amounts)

	2007	2006	2005

Revenues	$67,731	$40,953	$42,052
Operating costs and expenses
Direct operating costs	48,581	34,141	30,920
Selling and administrative expenses	15,281	14,284	13,684
Restructuring costs	-	604	-
	63,862	49,029	44,604

Income (loss) from operations	3,869	(8,076)	(2,552)

Other (income) expenses
Interest expense	33	7	18
Interest income	(678)	(683)	(457)

Income (loss) before benefit from income taxes	4,514	(7,400)	(2,113)

Benefit from income taxes	(52)	(77)	(462)

Net income (loss)	$4,566	$(7,323)	$(1,651)

Income (loss) per share:
Basic:	$.19	$(.30)	$(.07)
Diluted:	$.18	$(.30)	$(.07)

Weighted average shares outstanding:
Basic:	24,142	24,021	23,009
Diluted:	25,327	24,021	23,009

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2005	22,679	$227	$14,914	$11,596	-	-	$26,737

Net loss	-	-	-	(1,651)	-	-	(1,651)
Issuance of common stock upon exercise of stock options	990	10	1,287	-	-	-	1,297
Income tax benefit from exercise of stock options	-	-	334	-	-	-	334
Non-cash equity compensation	-	-	97	-	-	-	97

December 31, 2005	23,669	237	16,632	9,945	-	-	26,814

Net loss	-	-	-	(7,323)	-	-	(7,323)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Purchase of treasury stock	(182)	-	-	-	-	(319)	(319)
Non-cash equity compensation	-	-	241	-	-	-	241
Adjustment to initially apply FASB Statement 158, net of tax	-	-	-	-	(760)	-	(760)

December 31, 2006	23,905	241	17,225	2,622	(760)	(319)	19,009

Net income	-	-	-	4,566	-	-	4,566
Issuance of common stock upon exercise of stock options	794	8	447	-	-	-	455
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)	-	-	-	(1,523)
Non-cash equity compensation	-	-	174	-	-	-	174
Change in transitional projected benefit obligation, net of tax	- -	-	-	-	549	-	549

December 31, 2007	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

See notes to consolidated financial statements.

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005

Cash flow from operating activities:
Net income (loss)	$4,566	$(7,323)	$(1,651)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,156	3,437	3,160
Stock-based compensation	174	241	97
Deferred income taxes	(87)	(222)	215
Pension cost	667	313	251
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,189)	685	850
Prepaid expenses and other current assets	(976)	(665)	167
Refundable income taxes	609	153	(1,215)
Other assets	(147)	(189)	(355)
Accounts payable	986	(542)	80
Accrued expenses	258	367	(211)
Payment of minimum withholding taxes on net settlement of stock options	(1,523)	-	-
Accrued salaries and wages	1,745	379	(663)
Income and other taxes	758	(68)	393
Net cash provided by (used in) operating activities	5,997	(3,434)	1,118

Cash flows from investing activities:
Capital expenditures	(4,449)	(2,329)	(2,335)
Net cash used in investing activities	(4,449)	(2,329)	(2,335)

Cash flows from financing activities:
Payment of long-term obligations	(849)	(736)	(684)
Proceeds from exercise of stock options	455	356	1,297
Purchase of treasury stock	-	(319)	-
Net cash (used in) provided by financing activities	(394)	(699)	613

Increase (decrease) in cash and cash equivalents	1,154	(6,462)	(604)

Cash and cash equivalents, beginning of period	13,597	20,059	20,663
Cash and cash equivalents, end of period	$14,751	$13,597	$20,059

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$325	$340	$504
Cash paid for interest	$33	$7	$18

Non-cash investing and financing activities:
Acquisition of equipment utilizing capital leases	$770	$-	$-
Vendor financed software licenses acquired	$-	$164	$1,583

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (KPO) services as well as publishing and related information technology services that help organizations create, manage, use and distribute information more effectively and economically. Our publishing services include digitization, conversion, composition, data modeling and XML encoding and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our IT system professional supports the design, implementation, integration and deployment of digital systems used to author, manage and distribute content.

Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits and estimated accruals for various tax exposures.

Revenue Recognition-Revenue is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met.

The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from such services billed under fixed fee arrangements is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable). Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2007. Revenue billed on a time and materials basis is recognized as services are performed.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2007 and 2006 were translated at the exchange rate in effect as of those dates. Included in direct operating costs are exchange gains and losses resulting from such transactions were approximately $404,000, $28,000 and $74,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Exchange-In 2007, the Company entered into foreign currency forward contracts against the Philippine Peso and Indian Rupee primarily to hedge its exposure of fluctuating future cash flows. There were no foreign currency forward contracts outstanding at December 31, 2007. The realized gains resulting from such contracts were not material in 2007.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment-Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases. Certain assets under capital leases are amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

Long-lived Assets-The Company accounts for long lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long Lived Assets. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price  for  a  sustained  period;  and  (iv)  a  change  in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed initially using a projected undiscounted cash flow method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in  general  and  administrative  expenses  in  the  Company’s  statements  of operations,  and  would result in reduced carrying amounts of the related assets on  the  Company’s  balance  sheets. No impairment was identified or recorded in each of the three years in the period ended December 31, 2007.

Goodwill and Other Intangible Assets-Goodwill represents the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Prior to 2007, the Company’s operations were classified into two operating segments: (1) content-related BPO services and (2) IT professional services. These operating segments qualified as reporting units under SFAS 142. In 2007, the Company commenced a reorganization of its management and operating structure. In this reorganization, management merged the content-related BPO and KPO services and IT professional services segments (Refer note 11 to consolidated financial statements). The Company's current operating segment structure reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and makes executive decisions (including the allocation of resources) about the business. With this reorganization, the Company no longer has two reporting units and two operating segments, but consists of one business that generates revenues and expenses. Thus, the entire goodwill is allocated to the consolidated company for the purposes of goodwill impairment test.

In the annual impairment test conducted by the Company on September 30, 2007, 2006 and 2005 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is not considered more likely than not that all of some portion of the deferred tax assets will be realized. Unremitted earnings of foreign subsidiaries for each of the three years in the period ended December 31, 2007, have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States to the extent such earnings are not anticipated to be remitted to the United States.

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

Accounting for Stock-Based Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS123(R)”), which required the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2007	2006

Cost of sales	$74	$80
Selling and adminstrative expenses	100	101
Restructuring costs	—	60

Total stock-based compensation	$174	$241

Prior to adopting the provisions of SFAS 123(R), the Company recorded stock-based compensation expense for employee stock options using the assumptions described in Note 9, “Stock Options” pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS 123. The following table illustrates the pro forma effect on net loss and basic and diluted net loss per share for 2005 had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended
December 31, 2005
(in thousands, except
per share amounts)

Net loss, as reported	$(1,651)
Deduct: Total stock-based employee compensation determined under the fair value method, net of related tax effects	(6,731)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects, related to extension of stock options	79
Pro forma net loss	$(8,303)

Net loss per share, basic and diluted:
As reported	$(0.07)
Pro forma	$(0.36)

Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2007 and 2006 because of the relative short maturity of these instruments. The carrying amounts of long term obligations approximated their fair value as of December 31, 2007 and 2006 based upon rates currently available to the Company.

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

Earnings per Share- Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. As the Company was in a net loss position for the year ended December 31, 2006 and 2005, the potential common shares derived from stock options were excluded from the calculation of diluted income (loss) per share as the shares would have had an anti-dilutive effect.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No software development costs were capitalized during each of the three years in the period ended December 31, 2007.  Included in selling and administrative expense are research and development costs totaling approximately $922,000 and $770,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not incur any research and development costs in 2007.

Pension-The Company records annual pension costs based on calculations, which include various actuarial assumptions including discount rates, compensation increases and other assumptions involving demographic factors. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its pension obligations are reasonable based on its experience, market conditions and inputs from its actuaries.

Reclassifications-Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in conformity with accounting principles generally accepted in the United Sates of America, which expands disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for us beginning January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In. December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), consist of the following:

	December 31,
	2007	2006

Equipment	$18,648	$14,475
Software	3,293	3,150
Furniture and office equipment	1,672	1,328
Leasehold improvements	3,550	3,317
Total	27,163	22,270

Less accumulated depreciation and amortization	(20,003)	(17,706)

	$7,160	$4,564

Depreciation expense was approximately $2,622,000, $2,750,000 and $2,561,000 for each of the three years in the period ended December 31, 2007.

At December 31, 2007 and 2006, equipment under capital leases had a gross cost of approximately $1,481,000 and $707,000, respectively. Amortization of assets under capital leases is included under depreciation expense.

3.	Income taxes

The significant components of the benefit from income taxes for each of the three years in the period ended December 31, 2007 (in thousands) are as follows:

	2007	2006	2005

Current income tax expense (benefit):
Foreign	$441	$191	$144
Federal	(359)	(35)	(821)
State and local	(54)	(11)	-
	28	145	(677)
Deferred income tax expense (benefit) provision
Foreign	$(103)	$(222)	$(52)
Federal	31	-	139
State and local	(8)	-	128
	$(80)	$(222)	$215

Benefit from income taxes	$(52)	$(77)	$(462)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, is summarized as follows:

	2007	2006	2005

Federal statutory rate	34.0%	(34.0)%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	(11.3)	-	3.9
Taxes on foreign income at rates that differ from US
Statutory rate	(2.5)	(6.4)	(29.4)
Change in valuation allowance on deferred tax assets	(4.8)	39.1	33.4
IRS refund for foreign subsidiaries	(8.7)	-	-
Other	(7.8)	0.3	4.2
Effective rate	(1.1)%	(1.0)%	(21.9)%

Tax benefits related to stock option exercises were $334,000 for the year ended December 31, 2005. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital. No such benefit was recorded in the year ended December 31, 2007 and 2006 due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2007	2006

Deferred income tax assets:
Allowances not currently deductible	$88	$145
Depreciation and amortization	95	239
Equity compensation not currently deductible	212	559
Net operating loss carryforward	4,682	4,396
Expenses not deductible until paid	890	302
Total gross deferred income tax assets before valuation allowance	5,967	5,641
Valuation allowance	(4,627)	(4,340)
Net deferred income tax assets	1,340	1,301
Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	(1,981)	(1,981)

Net deferred liability	$(641)	$(680)

Net deferred income tax asset-current	202	190
Net deferred income tax asset-long term	381	256
Net deferred income tax liability-non-current	(1,224)	(1,126)

Net deferred income tax liability	$(641)	$(680)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $4,627,000 and $4,340,000 at December 31, 2007 and 2006, respectively. The increase resulted primarily from net operating losses incurred for which realization is uncertain. The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase of $287,000, $3,213,000 and $1,127,000, respectively. In 2007, the Company has utilized $2.1 million of net operating losses. The 2006 increase was offset by a reversal of a valuation allowance of approximately $420,000 which has been recorded for one of the Company’s Indian subsidiaries.

United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2007	2006	2005

United States	$2,750	$(9,707)	$(4,019)
Foreign	1,764	2,307	1,906

Total	$4,514	$(7,400)	$(2,113)

Certain of the Company’s foreign subsidiaries are subject to tax holidays for various periods ranging from 2007 to 2014, pursuant to which the income tax rate for these subsidiaries is substantially reduced. Unless renewed, as the tax holidays expire, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for tax holidays was approximately $95,000, $450,000 and $500,000 for each of the three years in the period ended December 31, 2007. The income tax holiday of one of our Philippine subsidiaries will expire in May 2008.

At December 31, 2007, the Company has U.S. Federal and New Jersey state net operating loss carryforwards available of approximately $11.7 million and $10 million, respectively, of which $2 million relates to exercise of stock options, which when utlized would increase the additional paid in capital. These net operating loss carryforwards expire at various times through 2027.

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

The Company had unrecognized tax benefits of $740,000 and $786,000 at December 31, 2007 and 2006, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $153,000 and $138,000 at December 31, 2007 and 2006, respectively. $564,000 and $549,000 of our unrecognized tax benefits as of December 31, 2007 and 2006, respectively if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the year ended December 31, 2007 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2007	$786
Settlement of IRS income tax audit	(234)
Increase for current year position	176
Interest accrual	12
Balance – December 31, 2007	$740

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. In the third quarter of 2007, the IRS completed the audit for the Company’s 2004 and 2005 income tax returns, which resulted in a decrease to the Company’s net operating loss carryforward of approximately $70,000. The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $404,000, including interest through December 31, 2007, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2005. The ultimate outcome cannot be determined at this time.

In August 2004, IRS promulgated regulations, effective August 12, 2004, that had the effect of making certain of our overseas entities that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. As a result, in December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries will not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, were not subject to U.S. federal income taxes commencing January 1, 2005. On January 30, 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. In December 2007, the Company received a notification from IRS for the entitlement of the refund for taxes paid and the interest amounting to approximately $395,000 and $60,000, respectively. The Company appropriately recorded a benefit and an income tax receivable at December 31, 2007.

4.	Long term obligations

Total long-term obligation as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Vendor obligations
Capital lease obligations (1)	$659	$23
Deferred lease payments	131	177
Microsoft license	4	609

Pension obligations
Accrued pension liability	1,704	1,580
	$2,498	$2,389
Less: Current portion of long-term obligations	370	825
Total	$2,128	$1,564

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In 2007, the Company financed the acquisition of certain computer and communication equipments. The capital lease obligations bear interest at rates ranging from 6% to 10% and are payable over two to five years. The Company paid in full its capital lease obligation for software licenses acquired in 2006 in January 2008.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2007 are as follows (in thousands):

2008	$303
2009	297
2010	124
2011	7
Total minimum lease payments	731
Less: Amount representing interest	72
Present value of net minimum lease payments	659
Less: Current maturities of capital lease obligations	260
Long-term capital lease obligations	$399

5.	Commitments and contingencies

Line of Credit-The Company has an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The Company has no outstanding obligations under this credit line as of December 31, 2007.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period in accordance with SFAS 13.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. The annual rental for the cancelable leased space in 2007 is approximately $1,519,000. For each of the three years in the period ended December 31, 2007, rent expense, principally for office and production space, totaled approximately $2,575,000, $2,163,000 and $1,956,000, respectively.

In addition, the Company leases certain equipment under short-term operating lease agreements. For each of the three years in the period ended December 31, 2007, rent expense for equipment totaled approximately $207,000, $45,000 and $71,000, respectively.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2007 (in thousands) are as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,

2008	$980
2009	813
2010	480
2011	165
2012	116

Total minimum lease payments	$2,554

In connection with the relocation of the Company’s Dallas office, the lessor agreed to pay approximately $246,000 as incentive to terminate the lease prior to its contractual expiration date. In connection with this transaction, the Company recognized income of approximately $246,000 in 2006 and in included in selling and administrative expenses.

Litigation - In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Philippines has refused to review a decision in these actions by a lower appellate court against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. A motion filed by the Philippine subsidiary with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court was denied by the Supreme Court, and the Philippine subsidiary has filed a second motion with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that should the order of the lower appellate court be upheld, recovery against Innodata Isogen, Inc. would nevertheless be unlikely.

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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liens-In connection with the procurement of tax incentives at two of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2007, the net book value of the property and equipment were $859,000.

6.	PENSION BENEFITS

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $126,000 to the plan for the year ended December 31, 2007.  For the years ended December 31, 2006 and 2005, the Company’s matching contributions were approximately $131,000 and $71,000 respectively.

Non-U.S. Pension benefits - In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans effective for the Company’s year ended December 31, 2006. As required, the Company has adopted this statement and applied it prospectively beginning with the Company’s fiscal year-end December 31, 2006. The adoption resulted in recognition of additional pension liabilities of $877,000, an increase of 117,000 to total assets and a decrease to stockholders equity of $760,000.

Most of the non-U.S. subsidiaries provide for government mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations as of December 31, 2007. Pension expense for foreign subsidiaries totaled approximately $667,000, $313,000 and $251,000 for each of the three years in the period ended December 31, 2007.

Included in accrued salaries, wages and related benefits as of December 31, 2007 and 2006 are accrued pension liabilities related to the above unfunded plans totaling approximately $920,000 and $703,000.

The following table summarizes gain and (losses) net of taxes recognized in accumulated other comprehensive loss (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2007	2006

Amount recognized on adoption of SFAS 158	$—	$(760)
Amortization of transition obligation	83	—
Actuarial gain (loss)	466	—

Total	$549	$(760)

Amounts in accumulated other comprehensive loss not yet reflected in net periodic benefit cost, net of taxes:

Acturial (gain) loss	$(466)	$—
Transition obligation	677	760

Total	$211	$760

Amounts in accumulated other comprehensive loss expected to be amortized in fiscal 2008 net periodic benefit cost, net of taxes:

Acturial (gain) loss	$(46)
Transition obligation	83

Total	$37

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements.

Benefit Obligations:

Change in the benefit obligation	2007	2006	2005
Projected benefit obligation at beginning of the year	$1,580	$493	$327
Service cost	404	176	129
Interest cost	121	68	34
Actuarial loss (gain)	(442)	903	54
Foreign currency exchange rate changes	259	26	-
Benefits paid	(62)	(86)	(51)
Projected benefit obligation at end of year	$1,860	$1,580	$493

Components of Net Periodic Pension Cost:

	2007	2006	2005

Service cost	$404	$176	$129
Interest cost	121	68	34
Amortization for increase (decrease) in liability	-	-	-
Actuarial loss (gain) recognized	142	45	54
Net periodic pension cost	$667	$289	$217

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year.

	2007	2006	2005
Discount rate	8%-10%	6.5%-10%	7.5%-14%
Rate of increase in compensation levels	10-13%	7%-10%	7%-10%

Estimated Future Benefit Payments:

The following benefit payments (in thousands), which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,
2008	41
2009	46
2010	56
2011	50
2012	54
2013 to 2017	459

7.	RESTRUCTURING COST

In September 2006, as part of an overall cost reduction plan to reduce operating costs, the Company announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 2006, and the plan was substantially implemented by the end of 2006.

As a result, the Company recorded total charges of $604,000 in 2006 associated with the restructuring plan. The 2006 charge consisted of $531,000 of employee severance costs and $73,000 of costs to implement the plan. Of the total amount, $60,000 represents charges relating to stock option modifications.

In connection with the restructuring, the Company paid cash of $544,000 and recognized costs amounting to $60,000 for stock option modifications. The Company currently expects no future costs to be incurred associated with the restructuring plan.

As of December 31, 2006, accrued expenses included approximately $102,000 related to the restructuring charges, which were paid in 2007.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL STOCK

Common Stock - The Company is authorized to issue 75,000,000 shares of common stock. Each share of common stock has one vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No common stock dividends have been declared to date.

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

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

Common Stock Reserved - As of December 31, 2007, the Company had reserved for issuance approximately 5,534,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In August, 2006, the Board of Directors authorized the repurchase of up to $1.0 million of its common stock of which approximately $681,000 remains available for repurchase under the program as of December 31, 2007. During the year ended December 31, 2007, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2006, the Company had repurchased 182,262 shares of its common stock at a cost of $319,000. There is no expiration date associated with the program.

9. STOCK OPTIONS

The Company adopted, with stockholder approval, 1998, 2001, and 2002 Stock Option Plans (the “1998 Plan,” “2001 Plan,” and “2002 Plan”, and collectively the “Plans”) which provide for the granting of options to purchase not more than an aggregate of 3,600,000, 900,000, and 950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options (“ISOs”) within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs (“Non-Qualified Options”).

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company’s stock). Options may be granted under the Stock Option Plans to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. No options may be granted under the 1998 Plan after July 8, 2008; under the 2001 Plan after May 31, 2011; and under the 2002 Plan after June 30, 2012.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2007	2006 (1)	2005

Weighted average fair value of options granted	$2.99	$—	$3.28

Risk-free interest rate	4.61%	—	4.39%
Expected life (years)	8.00	—	8.00
Expected volatility factor	122%	—	150%
Expected dividends	None	—	None

(1) There were no options granted in 2006.

The Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The expected term of options granted is based on a combination of vesting schedules, term of the options and historical experience. Expected volatility was based on historical volatility of the Company’s common stock. The Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock.

A summary of option activity under the Plans as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as January 1, 2007	4,548,950	$2.14
Granted	105,000	$3.21
Exercised	(1,418,937)	$0.94
Forfeited	(65,000)	$3.13
Expired	(1,750)	$4.00
Outstanding as December 31, 2007	3,168,263	$2.69	5.6	$8,423,669

Exercisable at December 31, 2007	3,089,335	$2.67	5.5	$8,279,397

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2007	70,783	$2.92
Granted	105,000	2.99
Forfeited	(38,021)	2.81
Vested	(58,834)	2.25
Non-vested December 31, 2007	78,928	$3.56

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2007 totaled approximately $227,000. These costs are expected to be recognized over a weighted- average term of 2.49 years.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised for each of the three years in the period ended December 31, 2007 was approximately $4,339,000, $1,131,000 and $1,728,000, respectively. The total fair value of stock options vested during the year ended December 31, 2007 was approximately $132,000.

The stock options granted have a maximum term of up to ten years and generally vest over a four year period. In 2005, the Company granted to officers and directors, fully vested options to purchase 760,000 shares of the Company's common stock ("Option Shares") at an exercise price of ranging between $3.00 and $3.46 per share. The options expire on the earlier of (i) ten years after date of grant, (ii) 60 days after employment ceases and (iii) 12 months following the termination of employment as a result of his or her death or disability. Furthermore, no Option Shares may be sold during the first year after the date of grant; no more than 25% of the Option Shares may be sold during the second year after the date of grant; no more than 50% of the Option Shares may be sold during the second and third years after the date of grant, and no more than 75% of the Option Shares may be sold during the second, third and fourth years after the date of grant. No restrictions on sales apply after the fourth anniversary of the date of grant.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2005, the Company accelerated the vesting of options to purchase 790,000 shares of Common Stock that were previously granted to the Chief Executive Officer and certain officers and directors. Pursuant to the modification agreement, the officers and directors agreed to not sell, pledge or otherwise dispose of more than a certain number of shares issued or issuable upon exercise of these options during the period of time that such option shares would otherwise have not vested. As a result of the accelerated vesting, approximately $1.3 million of future non-compensation charges was not required effective January 1, 2006 because of the Company’s adoption of SFAS 123 (R).

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

10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	December 31,
	2007	2006

Net income (loss)	$4,566	($7,323)
Pension liability adjustment	549	(760)
Comprehensive income (loss)	$5,115	($8,083)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive loss as reflected in the consolidated balance sheet consists of pension liability adjustments.

11. SEGMENT REPORTING AND CONCENTRATIONS

In 2007, the Company commenced a reorganization of its management and operating structure. Prior to 2007, the Company’s operations were classified into two operating segments: (1) content-related BPO and KPO services and (2) IT professional services. In this reorganization, management merged the content-related BPO services and IT professional services segments (ceasing to monitor its operations by these two segments). With this reorganization, the Company consists of one business that generates revenues and expenses. The Company’s chief operating decision maker reviews the full operating results of the entire Company at the consolidated level. Thus, the Company's current operating segment structure reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and makes executive decisions (including the allocation of resources) about the business. There is no end to end responsibility or management other than at the consolidated level and discrete financial information is available at the consolidated level. Thus, as of December 31, 2007, the Company has one operating segment.

The Company’s services revenues are generated principally from its production facilities located in the Philippines, India and Sri Lanka. The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

Long-lived assets as of December 31, 2007 and 2006, respectively by geographic region are comprised of:

	2007	2006
	(in thousands)
United States	$1,643	$1,928

Foreign countries:
Philippines	3,785	2,250
India	1,898	626
Sri Lanka	509	456
Total foreign	6,192	3,332
	$7,835	$5,260

The Company's top four clients generated approximately 61%, 54% and 53% of our revenues is the fiscal year ended December 31, 2007, 2006 and 2005, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2007, 2006 and 2005, revenues to non-US clients accounted for 23%, 37% and 35%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, by geographic region (determined based upon customer’s domicile), are as follows:

	2007	2006	2005
	(in thousands)

United States	$52,017	$25,951	$27,243
The Netherlands	9,070	10,200	10,819
Other - principally Europe	6,644	4,802	3,990
	$67,731	$40,953	$42,052

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2007, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from one client. As of December 31, 2006, approximately 28% of the Company's accounts receivable was from foreign (principally European) clients and 21% of accounts receivable was due from one client.

12. INCOME (LOSS) PER SHARE

	2007	2006	2005
	(in thousands, except per share amounts)

Net income (loss)	$4,566	$(7,323)	$(1,651)

Weighted average common shares outstanding	24,142	24,021	23,009
Dilutive effect of outstanding options	1,185	-	-
Adjusted for dilutive computation	25,327	24,021	23,009

Basic income (loss) per share	$.19	$(.30)	$(.07)

Diluted income (loss) per share	$.18	$(.30)	$(.07)

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 2.8 million shares of common stock in 2006 and 3.1 million shares of common stock in 2005 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 0.8 million and 1.7 million potential common shares derived from stock options for the years ended December 31, 2006 and 2005, respectively because as a result of the Company incurring losses, their effect would have been antidilutive.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2007
Revenues	$12,729	$16,347	$18,138	$20,517
Net income (loss)	$(643)	$862	$2,115	$2,232
Basic net income (loss) per share	$(.03)	$.04	$.09	$.09
Diluted net income (loss) per share	$(.03)	$.03	$.08	$.09
2006
Revenues	$10,285	$9,721	$10,400	$10,547
Net loss	$(1,346)	$(2,952)	$(2,196)	$(829)
Basic net loss per share	$(.06)	$(.12)	$(.09)	$(.03)
Diluted net loss per share	$(.06)	$(.12)	$(.09)	$(.03)

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer & Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our officers	Filed as Exhibit 10.3 to Form 10-K dated December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005Employment Agreement dated as of December 22,2005 Dated December 22, 2005	Filed as Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005
10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006
10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Filed as Exhibit 10.1 to Form 10-Q dated June 30, 2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

INNODATA ISOGEN, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 was as follows:

		Additions
Period	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2007	$70	$108	$-	$(75)	$127

2006	$111	$(9)	$-	$(33)	$70

2005	$135	$9	$-	$(33)	$111