Form 10-Q
period 2008-03-31
INNODATA ISOGEN INC
filed 2008-05-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2008 was 24,725,791.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,053	$14,751
Accounts receivable, net	9,780	10,673
Prepaid expenses and other current assets	2,633	2,117
Refundable income taxes	4	453
Deferred income taxes	160	202
Total current assets	28,630	28,196
Property and equipment, net	7,356	7,160
Other assets	3,122	2,037
Deferred income taxes	476	381
Goodwill	675	675
Total assets	$40,259	$38,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,380	$1,973
Accrued expenses	2,779	2,227
Accrued salaries, wages and related benefits	4,679	5,244
Income and other taxes	1,947	2,053
Current portion of long term obligations	919	370
Total current liabilities	11,704	11,867
Deferred income taxes	1,156	1,224
Long term obligations	3,296	2,128
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,907,000 issued and 24,725,000 outstanding at March 31, 2008; and 24,881,000 shares issued and 24,699,000 outstanding at December 31, 2007	249	249
Additional paid-in capital	16,433	16,323
Retained earnings	8,021	7,188
Accumulated other comprehensive loss	(281)	(211)
	24,422	23,549
Less: treasury stock, 182,000 shares at cost	(319)	(319)
Total stockholders’ equity	24,103	23,230
Total liabilities and stockholders’ equity	$40,259	$38,449

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$18,400	$12,729
Operating costs and expenses
Direct operating costs	13,414	10,044
Selling and administrative expenses	4,232	3,445
Interest (income), net	(56)	(137)
Total	17,590	13,352
Income (loss) before (benefit from) provision for income taxes	810	(623)
(Benefit from) Provision for income taxes	(23)	20
Net income (loss)	$833	$(643)
Income (loss) per share:
Basic and diluted:	$.03	$(.03)
Weighted average shares outstanding:
Basic	24,724	23,906
Diluted	26,205	23,906

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flow from operating activities:
Net income (loss)	$833	$(643)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	901	737
Stock-based compensation	39	33
Deferred income taxes	326	(6)
Pension cost	176	136
Changes in operating assets and liabilities:
Accounts receivable	893	(1,409)
Prepaid expenses and other current assets	(161)	(180)
Other assets	(93)	46
Accounts payable and accrued expenses	(132)	285
Accrued salaries and wages and related benefits	(565)	320
Income and other taxes	(106)	153
Net cash provided by (used in) operating activities	2,111	(528)

Cash flow from investing activities:
Capital expenditures	(794)	(448)

Cash flow from financing activities:
Payment of long-term obligations	(86)	(165)
Proceeds from exercise of stock options	71	6

Net cash used in financing activities	(15)	(159)

Increase (decrease) in cash and cash equivalents	1,302	(1,135)

Cash and cash equivalents, beginning of period	14,751	13,597

Cash and cash equivalents, end of period	$16,053	$12,462

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$1
Cash paid for income taxes	$100	$22

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$1,650	$-
Acquisition of equipment utilizing capital leases	$-	$144

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	833	-	-	833
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Non-cash equity compensation	-	-	39	-	-	-	39
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	21	-	21
Change in fair value of derivatives, net of taxes	-	-	-	-	(91)	-	(91)

March 31, 2008	24,725	$249	$16,433	$8,021	$(281)	$(319)	$24,103

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net loss	-	-	-	(643)	-	-	(643)
Issuance of common stock upon exercise of stock options	3	-	6	-	-	-	6
Non-cash equity compensation	-	-	33	-	-	-	33

March 31, 2007	23,908	$241	$17,264	$1,979	$(760)	$(319)	$18,405

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (KPO) services as well as publishing and related information technology (IT) services that help leading media, publishing and information service companies create, manage, use and distribute information more effectively and economically. Our publishing services include digitization, conversion, composition, data modeling and XML encoding and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals designs, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring accruals) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2008, the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits, valuation of derivative instruments and estimated accruals for various tax exposures.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at March 31, 2008 and 2007 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in the three months ended March 31, 2008 and 2007, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

Derivative Instruments-The Company has foreign currency exposure as it funds expenditures of its foreign subsidiaries based in the Philippines and India and has entered into foreign currency forward contracts to hedge this risk. The Company accounts for its foreign exchange derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company has designated its derivative as cash flow hedge based upon criteria established by SFAS No. 133. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and is subsequently reclassified to earnings when the hedge exposure affects earnings. The ineffective portion of the hedge is reported in earnings immediately. The changes in the fair value of the foreign currency forward contracts through March 31, 2008 amounted approximately $91,000, which has been reported as a component of accumulated other comprehensive loss.

Reclassifications-Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, the Company elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statement. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

In. December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

2. Long term obligations

Total long-term obligation as of March 31, 2008 and December 31, 2007 consist of the following (amounts in thousands):

	2008	2007

Vendor obligations
Capital lease obligations (1)	$591	$659
Deferred lease payments	122	131
Microsoft license (2)	1,654	4

Pension obligations
Accrued pension liability	1,848	1,704
	$4,215	$2,498
Less: Current portion of long-term obligations	919	370
Total	$3,296	$2,128

 (1) In 2007, the Company financed the acquisition of certain computer and communications equipment. The capital lease obligations bear interest at rates ranging from 6% to 10% and are payable over two to five years.

(2) In 2008, the Company renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company is obligated to pay $137,500 on a quarterly basis over the term of the agreement. The total cost (in thousands) was allocated to the following asset account in 2008:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

Prepaid expenses and other current assets	$496
Other assets	992
Property and equipment	162
$1,650

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2008 are as follows (in thousands):

As of March 31,	Amount
2009	$302
2010	283
2011	57
2012	7
Total minimum lease payments	649
Less: Amount representing interest	58
Present value of net minimum lease payments	591
Less: Current maturities of capital lease obligations	265
Long-term capital lease obligations	$326

3. Income taxes

The Company had unrecognized tax benefits of $756,000 and $740,000 at March 31, 2008 and December 31, 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $169,000 and $153,000 at March 31, 2008 and December 31, 2007, respectively. $580,000 and $564,000 of the unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2008 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2008	$740
Interest accrual	16
Balance - March 31, 2008	$756

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $416,000, including interest through March 31, 2008, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. On March 20, 2007, the Indian bureau of taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2005. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

4. Commitments and contingencies

Line of Credit-The Company has an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The Company has no outstanding obligations under this credit line as of March 31, 2008.

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

5. Stock options

A summary of option activity under the Plans as of March 31, 2008, and changes during the year then ended is presented below:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as January 1, 2008	3,168,263	$2.69
Granted	—	—
Exercised	(26,318)	$2.69
Forfeited	—	—
Expired	—	—
Outstanding as March 31, 2008	3,141,945	$2.69	5.3	$4,960,453

Exercisable at March 31, 2008	3,070,272	$2.67	5.2	$4,905,383

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three months ended
	March 31,
	2008 (1)	2007

Weighted average fair value of options granted	$—	$2.68

Risk-free interest rate	—	4.56%
Expected life (years)	—	8.00
Expected volatility factor	—	123%
Expected dividends	—	None

(1) There were no options granted in 2008.

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

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested January 1, 2008	78,928	$3.56
Granted	-	-
Forfeited	-	-
Vested	7,255	2.89
Non-vested March 31, 2008	71,673	$3.63

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2008 totaled approximately $187,000. The weighted-average period over which these costs will be recognized is thirty-two months.

The total intrinsic value of options exercised for the three months ended March 31, 2008 and March 31, 2007 was approximately $88,000 and $3,000, respectively. The total fair value of stock options vested during the three months ended March 31, 2008 was $21,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

	Three months ended March 31,
	2008	2007

Cost of sales	$14	$20
Selling and adminstrative expenses	25	13
Total stock-based compensation	$39	$33

6. Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Net income (loss)	$833	$(643)
Pension liability adjustment	21	—
Unrealized loss on derivatives	(91)	—
Comprehensive income (loss)	$763	$(643)

Accumulated other comprehensive loss as reflected in the consolidated balance sheet consists of changes in transitional projected benefit obligation, net of taxes and changes in fair value of derivatives, net of taxes.

7. Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Unites States	$14,683	$9,505
The Netherlands	1,984	1,816
Other - principally Europe	1,733	1,408
	$18,400	$12,729

Long-lived assets as of March 31, 2008 and December 31, 2007, respectively by geographic region are comprised of:

	2008	2007
	(in thousands)
United States	$1,584	$1,643

Foreign countries:
Philippines	3,904	3,785
India	1,920	1,898
Sri Lanka	623	509
Total foreign	6,447	6,192
	$8,031	$7,835

The Company’s top two clients generated approximately 52% and 37% of our revenues for the three months ended March 31, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended March 31, 2008 and 2007, revenues from non-US clients accounted for 20% and 25%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2008, approximately 11% of the Company's accounts receivable was from foreign (principally European) clients and 48% of accounts receivable was due from one client. As of December 31, 2007, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from one client.

8. Pension benefits

The components of net periodic pension cost are as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Service cost	$111	$101
Interest cost	41	31
Actuarial loss recognized	24	4
Net periodic pension cost	$176	$136

9. Earning per share

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)

Net income (loss)	$833	$(643)

Weighted average common shares outstanding	24,724	23,906
Dilutive effect of outstanding options	1,481	-
Adjusted for dilutive computation	26,205	23,906

Income (loss) per share - basic and diluted	$.03	$(.03)

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 1.6 million shares of common stock as of March 31, 2007 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 3.0 million potential common shares derived from stock options for the three months ended March 31, 2007 because as a result of the Company incurring losses, their effect would have been antidilutive.

10. Fair value measurements

Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 did not have an impact on the Company’s financial position, results of operations or liquidity. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

•	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

The following table sets forth the financial assets and liabilities as of March 31, 2008 that the Company measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands). As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets	$—	$—	$—

Liabilities	$—	$91	$—

The Level 2 liabilities contain foreign currency forward contracts. The fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2008 is included in ‘Accrued expenses’ on the accompanying Condensed Consolidated Balance Sheets.

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation the primarily at-will nature of the company’s contracts with its customers and the ability of customers to reduce, delay or cancel projects, including projects that the company regards as recurring, continuing revenue concentration in a limited number of clients, continuing reliance on project-based work, inability to replace projects that are completed, cancelled or reduced, depressed market conditions, changes in external market factors, the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Our staff of IT systems professionals designs, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

We use a distributed global resource model. Our onshore workforce works from our North American and European offices, as well as from client sites. Our distributed global workforce delivers services from our ten offshore facilities in India, the Philippines, Sri Lanka and Israel.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focus on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis. Revenues for contracts billed on a time and materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on the percentage of completion method of accounting as services are performed or milestones are achieved.

Revenues were $18.4 million for the three months ended March 31, 2008 compared to $12.7 million for the similar period in 2007, an increase of approximately 45%. The $5.7 million increase in revenues, which is principally attributable to one client, reflects a $2.9 million increase from recurring revenue and $2.8 million from non-recurring project revenue.  Furthermore, more than 47% of the total revenue increase is attributable to KPO.

Our top two clients generated approximately 52% and 37% of our revenues for the three months ended March 31, 2008 and 2007, respectively. No other client accounted for 10% of more of our total revenues for these periods. Further, for the three months ended March 31, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 20% and 25% respectively, of our total revenues.

For the three months ended March 31, 2008, approximately 63% of our revenue was recurring and 37% was non-recurring, compared with 55% and 45%, respectively, for the three months ended March 31, 2007.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies.

Direct operating costs were $13.4 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively, an increase of 34%. Direct operating costs as a percentage of revenues for the three months ended March 31, 2008 and 2007, were 73% and 79% respectively.

The increase in direct operating costs was principally attributable to the increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The direct operating expenses as a percentage of revenues were lower in the three months ended March 31, 2008, compared to the corresponding 2007 period, principally due to higher revenues with minimal increases in fixed costs. These favorable results were offset in part by $1.3 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and India rupee.

We intend to trim our annual non-KPO operating costs by approximately $1 million, which will help offset the decline in value of the U.S. Dollar.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, and administrative overhead.

Selling and administrative expenses were $4.2 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively, an increase of 23%. Selling and administrative expenses as a percentage of revenues were 23% and 27% for the three months ended March 31, 2008 and 2007, respectively. The lower percentage reflects sustained operating cost levels on a higher revenue base.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs associated with an increase in pay rates and increased professional fees and other costs incurred for the compliance with Section 404 of the Sarbanes Oxley Act of 2002. Additional selling expenses in the three months ended March 31, 2007 were incurred to support projected revenue growth, but were offset by cost reductions, resulting from the restructuring program in September 2006.

Income Taxes

For the three months ended March 31, 2008, the benefit from income taxes represents deferred tax benefit arising due to the nature of timing differences in certain overseas entities. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated. No provision for income taxes, other than alternative minimum tax, was recorded for U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax asset.

For the three months ended March 31, 2007, the provision for income taxes was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. In addition, we did not recognize a tax benefit on U.S. net operating losses generated because realization of such net operating losses was uncertain.

Net Income (Loss)

We recorded a net income of $0.8 million in the three months ended March 31, 2008 compared with a net loss of approximately $0.6 million in the comparable period in 2007. The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	March 31, 2008	December 31, 2007

Cash and Cash Equivalents	$16,053	$14,751
Working Capital	16,926	16,329

At March 31, 2008, we had cash and cash equivalents of $16.1 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of March 31, 2008, we had working capital of approximately $17 million as compared to working capital of approximately $16 million as of December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash (Used In) Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2008 was $2.1 million resulting from a net income of $0.8 million, adjustments for non-cash items of $1.4 million and $0.1 million used for working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $0.3 million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $0.9 million for a decrease in accounts receivable due to timing of collection, a use of cash of $0.7 million for a decrease in accrued salaries, wages and related taxes primarily due to payment of bonuses and incentives.

Cash used in our operating activities for the three months ended March 31, 2007 was $0.5 million resulting from a net loss of $0.6 million, offset by adjustments for non-cash items of $0.9 million and $0.8 million used for working capital. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization and $0.1 million for pension costs. Working capital activities primarily consisted of a use of cash of $1.4 million for an increase in accounts receivable primarily related to increase in our revenues, a source of cash of 0.3 million for an increase in accounts payable representing the timing of expenditure and a source of cash of $0.3 million for an increase in accrued expenses and accrued salaries and wages due to increase in the number of employees and higher labor rates in support of increased revenue.

At March 31, 2008, our days’ sales outstanding were approximately 51 days as compared to 52 days as of December 31, 2007.

Net Cash Used in Investing Activities

For the three months ended March 31, 2008, we spent cash approximating $0.8 million for capital expenditures, compared to approximately $0.5 million for the three months ended March 31, 2007. Capital spending in 2008 related principally to routine technology equipment and facility upgrades. Capital spending in the three months ended March 31, 2007 related principally to normal ongoing equipment upgrades and to office improvements. Furthermore, during the three months ended March 31, 2007, we financed the purchase of equipment approximating $0.2 million through finance leases. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $4.5 million, a portion of which we may finance.

Net Cash Used In Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $71,000 and $6,000 for the three months ended Mach 31, 2008 and 2007, respectively. In addition, payments of long-term obligations approximated $86,000 and $165,000 for the three months ended March 31, 2008 and 2007, respectively.

In 2008, the Company renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011 for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. No payment has been made under this agreement as of March 31, 2008.

Due to our operations in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-U.S. based operating expenses in Asia. Our U.S. Corporate headquarters funds expenditures for our foreign subsidiaries based in the Philippines and India. We are exposed to foreign exchange risk and therefore we use foreign currency forward contracts to mitigate our exposure of fluctuating future cash flows arising due to changes in foreign exchange rates. In March 2008, we entered into foreign currency forward contracts, with a maximum term of six months and an aggregate notional amount of $8.8 million, to sell U.S. Dollars for Philippine Pesos and Indian Rupees. These foreign currency forward contracts had a negative fair value of approximately $91,000 at March 31, 2008.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Future Liquidity and Capital Resource Requirements

The Company has an uncommitted line of credit of $5 million which expires on May 31, 2008. Under the terms of the agreement any amounts drawn against this facility must be secured by a certificate of deposit of an equal amount. Additionally, any amounts drawn will bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The Company has no outstanding obligations under this credit line as of March 31, 2008.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2008, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$591	$265	$320	$6	$-
Non-cancelable operating leases	2,318	938	1,136	244	-
Long-term vendor obligations	1,654	554	1,100	-	-

Total contractual cash obligations	$4,563	$1,757	$2,556	$250	$-

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

Our quarterly operating results are subject to certain seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. This and other seasonal factors may contribute to fluctuations in our operating results from quarter to quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the three months ended March 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, we elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statement. Our adoption of SFAS 157 did not have a material effect on the consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In. December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries and accordingly, do not anticipate that the initial application of SFAS No. 160 will have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (5.25% at March 31, 2008) plus ½% or LIBOR (2.68% at March 31, 2008) plus 3%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in foreign countries. Our U.S. Corporate headquarters funds operating expenses of our foreign subsidiaries based in the Philippines and India. We are exposed to foreign exchange risk and therefore entered into foreign currency forward contracts in March 2008 to mitigate our exposure to fluctuating future cash flows due to changes in foreign exchange rates. These forward contracts were entered into for a maximum term of six months and had an aggregate notional amount of $8.8 million to sell U.S. Dollars for Philippine Pesos and Indian Rupees. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies. These foreign currency forward contracts were unsettled as of March 31, 2008 and had a negative fair value of approximately $91,000. Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There has been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

INNODATA ISOGEN, INC.

Date:	May 8, 2008	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 8, 2008	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer