Form 10-Q
period 2008-06-30
INNODATA ISOGEN INC
filed 2008-08-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 31, 2008 was 24,119,499.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,263	$14,751
Accounts receivable, net	8,793	10,673
Prepaid expenses and other current assets	2,767	2,117
Refundable income taxes	4	453
Deferred income taxes	304	202
Total current assets	27,131	28,196
Property and equipment, net	7,397	7,160
Other assets	2,953	2,037
Deferred income taxes	483	381
Goodwill	675	675
Total assets	$38,639	$38,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055	$1,973
Accrued expenses	3,561	2,227
Accrued salaries, wages and related benefits	5,179	5,244
Income and other taxes	1,765	2,053
Current portion of long term obligations	912	370
Total current liabilities	12,472	11,867
Deferred income taxes	1,181	1,224
Long term obligations	3,018	2,128
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,907,000 issued and 24,295,000 outstanding at June 30, 2008; and 24,881,000 shares issued and 24,699,000 outstanding at December 31, 2007	249	249
Additional paid-in capital	16,467	16,323
Retained earnings	8,057	7,188
Accumulated other comprehensive loss	(1,119)	(211)
	23,654	23,549
Less: treasury stock; 612,000 shares at June 30, 2008 and 182,000 shares at December 31, 2007, at cost	(1,686)	(319)
Total stockholders’ equity	21,968	23,230
Total liabilities and stockholders’ equity	$38,639	$38,449

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007

Revenues	$17,870	$16,347
Operating costs and expenses
Direct operating costs	13,827	11,970
Selling and administrative expenses	3,985	3,549
Interest (income), net	(50)	(125)
Total	17,762	15,394
Income before provision for income taxes	108	953
Provision for income taxes	72	91
Net income	$36	$862
Income per share:
Basic:	$-	$.04
Diluted:	$-	$.03
Weighted average shares outstanding:
Basic	24,600	23,953
Diluted	25,408	25,051

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2008	2007

Revenues	$36,270	$29,076
Operating costs and expenses
Direct operating costs	27,241	22,014
Selling and administrative expenses	8,217	6,994
Interest (income), net	(106)	(262)
Total	35,352	28,746
Income before provision for income taxes	918	330
Provision for income taxes	49	111
Net income	$869	$219
Income per share:
Basic:	$.04	$.01
Diluted:	$.03	$.01
Weighted average shares outstanding:
Basic	24,662	23,930
Diluted	25,807	24,897

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flow from operating activities:
Net income	$869	$219
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,836	1,490
Stock-based compensation	73	95
Deferred income taxes	197	(30)
Pension cost	345	288
Changes in operating assets and liabilities:
Accounts receivable	1,880	(3,999)
Prepaid expenses and other current assets	(279)	(501)
Other assets	(88)	(137)
Accounts payable and accrued expenses	(533)	388
Accrued salaries and wages and related benefits	(65)	1,039
Income and other taxes	(288)	253
Net cash provided by (used in) operating activities	3,947	(895)

Cash flow from investing activities:
Capital expenditures	(1,622)	(1,196)

Cash flow from financing activities:
Payment of long-term obligations	(517)	(370)
Purchase of treasury stock	(1,367)	-
Proceeds from exercise of stock options	71	72

Net cash used in financing activities	(1,813)	(298)

Increase (decrease) in cash and cash equivalents	512	(2,389)

Cash and cash equivalents, beginning of period	14,751	13,597

Cash and cash equivalents, end of period	$15,263	$11,208

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$10
Cash paid for income taxes	$552	$34

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$1,650	$-
Acquisition of equipment utilizing capital leases	$-	$511

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	869	-	-	869
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Purchase of treasury stock	(430)	-	-	-	-	(1,367)	(1,367)
Non-cash equity compensation	-	-	73	-	-	-	73
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	41	-	41
Change in fair value of derivatives, net of taxes	-	-	-	-	(949)	-	(949)

June 30, 2008	24,295	$249	$16,467	$8,057	$(1,119)	$(1,686)	$21,968

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net income	-	-	-	219	-	-	219
Issuance of common stock upon exercise of stock options	77	1	71	-	-	-	72
Non-cash equity compensation	-	-	95	-	-	-	95
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	31	-	31

June 30, 2007	23,982	$242	$17,391	$2,841	$(729)	$(319)	$19,426

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (KPO) services as well as publishing and related information technology (IT) services that help leading media, publishing and information services companies create, manage and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of normal recurring nature) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, the results of its operations and its cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos and Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at June 30, 2008 and 2007 were translated at the exchange rate in effect as of those dates. Exchange gains and losses resulting from such transactions were not material in the three and six months ended June 30, 2008 and 2007, respectively.

Derivative Instruments-The Company accounts for its foreign exchange derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

The Company has designated its derivative as cash flow hedge based upon criteria established by SFAS No. 133. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162). SFAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

2. Long term obligations

Total long-term obligations as of June 30, 2008 and December 31, 2007 consist of the following (amounts in thousands):

	2008	2007

Vendor obligations
Capital lease obligations (1)	$521	$659
Deferred lease payments	111	131
Microsoft license (2)	1,375	4

Pension obligations
Accrued pension liability	1,923	1,704
	$3,930	$2,498
Less: Current portion of long-term obligations	912	370
Total	$3,018	$2,128

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

 (1) In 2007, the Company financed the acquisition of certain computer and communications equipment. The capital lease obligations bear interest at rates ranging from 6% to 10% and are payable over two to five years.

(2) In March 2008, the Company renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company is obligated to pay $137,500 on a quarterly basis over the term of the agreement. The total cost (in thousands) was allocated to the following asset account in 2008:

Prepaid expenses and other current assets	$496
Other assets	992
Property and equipment	162

$1,650

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2008 are as follows (in thousands):

As of June 30,	Amount
2009	$299
2010	249
2011	16
2012	2
Total minimum lease payments	566
Less: Amount representing interest	45
Present value of net minimum lease payments	521
Less: Current maturities of capital lease obligations	266
Long-term capital lease obligations	$255

3. Income taxes

The Company had unrecognized tax benefits of $770,000 and $740,000 at June 30, 2008 and December 31, 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $183,000 and $153,000 at June 30, 2008 and December 31, 2007, respectively. $594,000 and $564,000 of the unrecognized tax benefits as of June 30, 2008 and December 31, 2007, respectively if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2008 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2008	$740
Interest accrual	30
Balance – June 30, 2008	$770

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2003 through 2006.

Pursuant to an income tax audit by the Indian bureau of taxation, on March 27, 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $423,000, including interest through June 30, 2008, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will fight vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2007 and 2008, the Indian bureau of taxation has commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2005 and 2006, respectively. The ultimate outcome cannot be determined at this time.

4. Commitments and contingencies

Line of Credit - The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is secured by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of June 30, 2008.

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

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Liens - In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of June 30, 2008, the net book value of the property and equipment were approximately $940,000.

5. Stock options

A summary of option activity under the Plans as of June 30, 2008, and changes during the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as January 1, 2008	3,168,263	$2.69
Granted	—	—
Exercised	(26,318)	$2.69
Forfeited/Expired	(10,000)	$3.35
Outstanding as June 30, 2008	3,131,945	$2.69	5.1	$1,452,636

Exercisable at June 30, 2008	3,078,772	$2.68	5.0	$1,452,186

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six months ended
	June 30,
	2008 (1)	2007

Weighted average fair value of options granted	$—	$2.98

Risk-free interest rate	—	4.61%
Expected life (years)	—	8.00
Expected volatility factor	—	123%
Expected dividends	—	None

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested January 1, 2008	78,928	$3.56
Granted	-	-
Forfeited	-	-
Vested	25,755	3.11
Non-vested June 30, 2008	53,173	$3.78

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2008 totaled approximately $152,000. The weighted-average period over which these costs will be recognized is thirty months.

The total intrinsic value of options exercised for the six months ended June 30, 2008 and June 30, 2007 was approximately $88,000 and $161,000, respectively. The total fair value of stock options vested during the six months ended June 30, 2008 was $80,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cost of sales	$17	$27	$31	$47
Selling and adminstrative expenses	17	35	42	48

Total stock-based compensation	$34	$62	$73	$95

6. Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$36	$862	$869	$219
Pension liability adjustment	20	31	41	31
Unrealized loss on derivatives	(858)	—	(949)	—
Comprehensive income (loss)	$(802)	$893	$(39)	$250

Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes and changes in fair value of derivatives, net of taxes.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

7. Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Unites States	$13,769	$12,600	$28,452	$22,105
The Netherlands	1,857	2,336	3,841	4,152
Other - principally Europe	2,244	1,411	3,977	2,819
	$17,870	$16,347	$36,270	$29,076

Long-lived assets as of June 30, 2008 and December 31, 2007, respectively by geographic region are comprised of:

	2008	2007
	(in thousands)
United States	$1,431	$1,643

Foreign countries:
Philippines	3,906	3,785
India	1,764	1,886
Sri Lanka	754	509
Other	217	12
Total foreign	6,641	6,192
	$8,072	$7,835

The Company’s top two clients generated approximately 44% and 48% of our revenues for the three months ended June 30, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended June 30, 2008 and 2007, revenues from non-US clients accounted for 23% of the Company's revenues.

The Company’s top two clients generated approximately 47% and 43% of our revenues for the six months ended June 30, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the six months ended June 30, 2008 and 2007, revenues from non-US clients accounted for 22% and 24%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2008, approximately 17% of the Company's accounts receivable was from foreign (principally European) clients and 36% of accounts receivable was due from two clients. As of December 31, 2007, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from one client.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

8. Pension benefits

The components of net periodic pension cost are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$104	$101	$215	$202
Interest cost	36	30	77	61
Actuarial loss recognized	29	21	53	25
Net periodic pension cost	$169	$152	$345	$288

9. Earnings per share

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts

Net income	$36	$862	$869	$219

Weighted average common shares outstanding	24,600	23,953	24,662	23,930
Dilutive effect of outstanding options	808	1,098	1,145	967
Adjusted for dilutive computation	$25,408	25,051	$25,807	24,897

Basic income per share	$-	$.04	$.04	$.01

Diluted income per share	$-	$.03	$.03	$.01

Basic income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 340,000 shares of common stock for the three months ended June 30, 2008 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. For the six months ended June 30, 2008, all options outstanding were included in the computation of diluted income per share as the exercise price was lower than the average market price. Options to purchase 411,000 and 1,490,000 shares of common stock for the three and six months ended June 30, 2007, respectively, were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

10. Financial Instruments

The Company has a large portion of its operations in international markets that are subject to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue in another currency. The Company’s primary exchange rate exposure related to payroll and other payroll costs is in the Philippines and India.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rate, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company had utilizes non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

As of June 30, 2008, the Company has foreign currency forward contracts outstanding in the notional amount of approximately $11.6 million and recorded approximately $0.9 million in accrued expenses to recognize the fair value of these foreign currency forward contracts. There were no outstanding foreign currency forward contracts at December 31, 2007. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

11. Capital Stock

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

Treasury Stock - In May 2008, the Company announced that the Board of Directors authorized the repurchase of up to $2 million of its common stock. There is no expiration date associated with the program. As of June 30, 2008, the Company repurchased 430,000 shares of its common stock at a cost of $1.4 million and additional 165,000 shares of its common stock were repurchased, pending settlement at a cost of $0.47 million. These shares were settled in July 2008. Subsequent to June 30, 2008, the Company repurchased an additional 11,000 shares of its common stock at a cost of $32,000. As of the date of this Report, approximately $0.1 million remains available for repurchase under the program.

12. Fair value measurements

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
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

• Level 1: Unadjusted quoted price in active market for identical assets and liabilities.
• Level 2: Observable inputs other than those included in Level 1.
• Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table sets forth the financial assets and liabilities as of June 30, 2008 that the Company measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands). As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets	$—	$—	$—

Liabilities	$—	$949	$—

The Level 2 liabilities contain foreign currency forward contracts. The fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2008 is included in ‘Accrued expenses’ on the accompanying Condensed Consolidated Balance Sheets.

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, the primarily at-will nature of the Company’s contracts with its customers and the ability of customers to reduce, delay or cancel projects, including projects that the Company regards as recurring, continuing revenue concentration in a limited number of clients, continuing reliance on project-based work, inability to replace projects that are completed, cancelled or reduced, depressed market conditions, changes in external market factors, the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission including, without limitation those disclosed in ‘Risk Factors’ in our Annual Report on Form 10K for the year ended December 31, 2007..

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenues

Revenues were $17.9 million for the three months ended June 30, 2008 compared to approximately $16.4 million for the similar period in 2007, an increase of approximately 9%. The $1.5 million increase in revenues, which is principally attributable to three clients, reflects a $1.8 million increase from recurring revenue partially offset by $0.3 million decline from non-recurring project revenue.

Our top two clients generated approximately 44% and 48% of our revenues for the three months ended June 30, 2008 and 2007, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended June 30, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 23% of our total revenues.

For the three months ended June 30, 2008, approximately 71% of our revenue was recurring and 29% was non-recurring, compared with 67% and 33%, respectively, for the three months ended June 30, 2007. The increase in revenue and the percentage of recurring revenue is due to the ongoing growth in existing client relationships.

Direct Operating Costs

Direct operating costs were approximately $13.8 million and $12.0 million for the three months ended June 30, 2008 and 2007, respectively, an increase of 16%. Direct operating costs as a percentage of revenues for the three months ended June 30, 2008 and 2007, were 77% and 73% respectively.

The increase in direct operating costs was principally attributable to the impact of foreign exchange due to the lowering of the US dollar and higher compensation, incentives and benefits costs and other operating costs such as occupancy and depreciation in support of increased revenue. The direct operating expenses as a percentage of revenues were higher in the three months ended June 30, 2008, compared to the corresponding 2007 period due to higher payroll costs and foreign exchange losses. These results include approximately $0.8 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Excluding the effects of foreign exchange fluctuations, the direct operating costs increased 8% in the three months ended March 31, 2008 from the similar period in 2007. This increase is associated with the increase in revenues during the period. Excluding the effects of foreign exchange fluctuations, direct operating costs as a percentage of revenue was 73%, which is in line with the similar period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses were $3.9 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, an increase of 12%. Selling and administrative expenses as a percentage of revenues were 22% for the three months ended June 30, 2008 and 2007.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll, payroll related costs and professional fees.

Income Taxes

For the three months ended June 30, 2008 and 2007, the provision for income taxes was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. No provision for income taxes, other than alternative minimum tax, was recorded for the U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax asset. In addition, we did not recognize a tax benefit on U.S. net operating losses generated because realization of such net operating losses is uncertain.

Net Income

We recorded a net income of $36,000 in the three months ended June 30, 2008 compared with a net income of $862,000 in the comparable period in 2007. The change was principally attributable to the decline in gross margins and increase in selling and administrative expenses.

Results of Operations

Six Months Ended June 30, 2008 and 2007

Revenues

Revenues were $36.3 million for the six months ended June 30, 2008 compared to $29.1 million for the similar period in 2007, an increase of approximately 25%. The $7.2 million increase in revenues, which is principally attributable to one client, reflects a $4.8 million increase from recurring revenue and $2.4 million from non-recurring project revenue.

Our top two clients generated approximately 47% and 43% of our revenues for the six months ended June 30, 2008 and 2007, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the six months ended June 30, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 22% and 24%, respectively, of our total revenues.

For the six months ended June 30, 2008, approximately 68% of our revenue was recurring and 32% was non-recurring, compared with 69% and 31%, respectively, for the six months ended June 30, 2007.

Direct Operating Costs

Direct operating costs were $27.2 million and $22.0 million for the six months ended June 30, 2008 and 2007, respectively, an increase of 24%. Direct operating costs as a percentage of revenues for the six months ended June 30, 2008 and 2007, were 75% and 76% respectively.

The increase in direct operating costs was principally attributable to the impact of foreign exchange due to the lowering of the US dollar and higher compensation, incentives and benefits costs and other operating costs such as occupancy and depreciation in support of increased revenue. The direct operating expenses as a percentage of revenues were lower in the six months ended June 30, 2008, compared to the corresponding 2007 period, which is driven by a lower marginal variable cost on the increase in revenue. These results include approximately $2.0 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee.

Excluding the effects of foreign exchange fluctuations, the direct operating costs increased 15% in the six months ended June 30, 2008 from the similar period in 2007. This increase is associated with the increase in revenues during the period. Excluding the effects of foreign exchange fluctuations, direct operating costs as a percentage of revenue was 70% for the six months ended June 30, 2008 as compared to 76% for the six months ended June 30, 2007 principally due to lower marginal variable cost on increase in revenue.

Selling and Administrative Expenses

Selling and administrative expenses were $8.2 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively, an increase of 17%. Selling and administrative expenses as a percentage of revenues were 23% and 24% for the six months ended June 30, 2008 and 2007, respectively. The lower percentage reflects sustained cost levels on a higher revenue.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll, payroll related costs and increased professional fees and other costs incurred for the compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Income Taxes

For the six months ended June 30, 2008 and 2007, the provision for income taxes was principally comprised of foreign income taxes attributable to certain overseas subsidiaries which generated taxable income. No provision for income taxes, other than alternative minimum tax, was recorded for U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax asset. In addition, we did not recognize a tax benefit on U.S. net operating losses generated because realization of such net operating losses is uncertain.

Net Income

We recorded a net income of $0.9 million in the six months ended June 30, 2008 compared with a net income of approximately $0.2 million in the comparable period in 2007. The change was principally attributable to the increase in gross margins resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	June 30, 2008	December 31, 2007

Cash and Cash Equivalents	$15,263	$14,751
Working Capital	14,659	16,329

At June 30, 2008, we had cash and cash equivalents of approximately $15.3 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of June 30, 2008, we had working capital of approximately $14.7 million as compared to working capital of approximately $16.3 million as of December 31, 2007. We do not anticipate any near-term liquidity issues.

Net Cash (Used In) Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2008 was $4.0 million, representing a significant increase from cash used in our operations of $0.9 million for the six months ended June 30, 2007.

Cash provided by our operating activities for the six months ended June 30, 2008 was $4.0 million resulting from a net income of $0.9 million, adjustments for non-cash items of $2.5 million and $0.6 million provided by working capital. Adjustments for non-cash items primarily consisted of $1.8 million for depreciation and amortization and $0.3 million for pension cost. Working capital activities primarily consisted of a source of cash of $1.9 million for a decrease in accounts receivable due to timing of collection and a slight reduction in revenue, a use of cash of $0.5 million for a decrease in accounts payable and accrued expenses representing payments to vendors and a use of cash of $0.3 million in income and other taxes representing payments made to regulatory agencies.

Cash used in our operating activities for the six months ended June 30, 2007 was $0.9 million resulting from a net income of $0.2 million, adjustments for non-cash items of $1.9 million and $3.0 million used for working capital. Adjustments for non-cash items primarily consisted of $1.5 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a use of cash of $4.0 million for an increase in accounts receivable primarily related to increase in our revenues, a source of cash of $1.0 million for an increase in accrued salaries and wages and related benefits due to increase in the number of employees and higher labor rates in support of increased revenue and a use of cash of $0.5 million for an increase in prepaid expenses and other current assets.

At June 30, 2008, our days’ sales outstanding were approximately 48 days as compared to 52 days as of December 31, 2007.

Net Cash Used in Investing Activities

For the six months ended June 30, 2008, we spent cash approximating $1.6 million for capital expenditures, compared to approximately $1.2 million for the six months ended June 30, 2007. Capital spending in 2008 related principally to routine purchasing of technology equipment and facility upgrades. Capital spending in the six months ended June 30, 2007 related principally to routine ongoing equipment upgrades and to office improvements. Furthermore, during the six months ended June 30, 2007, we acquired certain computer and communications equipment approximating $0.5 million through finance leases. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $4.5 million, a portion of which we may finance.

Net Cash Used In Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $71,000 and $72,000 for the six months ended June 30, 2008 and 2007, respectively. In addition, payments of long-term obligations approximated $0.5 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

In 2008, we renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011 for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. We paid $0.3 million under this agreement as of June 30, 2008.

During the quarter ended June 30, 2008, we announced that the Board of Directors authorized the repurchase of up to $2 million of its common stock. As of June 30, 2008, we acquired approximately 430,000 shares of its common stock for $1.4 million at a volume weighted average price of $3.13 per share.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is secured by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2008.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2008, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$521	$267	$252	$2	$-
Non-cancelable operating leases	2,024	885	949	190	-
Long-term vendor obligations	1,375	550	825	-	-

Total contractual cash obligations	$3,920	$1,702	$2,026	$192	$-

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. Contracts are typically subject to numerous termination provisions.

Our quarterly operating results are subject to certain seasonal fluctuations. We generally experience lower revenue in the first half as we replace projects that were bought to end in the fourth quarter and we begin new projects, which may have some normal start up delays during the first half. These and other seasonal factors contribute to fluctuations in our results of operations from quarter to quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the six months ended June 30, 2008.

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

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 . SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries and accordingly, do not anticipate that the initial application of SFAS No. 160 will have an impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162). SFAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to have an impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets we acquire after the effective date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (5.00% at June 30, 2008) plus ½% or LIBOR (2.46% at June 30, 2008) plus 3%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that are subject to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are incurred in several international markets, where we carry our operations. Our significant operations are based in the Philippines and India where revenues are generated in U.S. Dollars and the corresponding expenses are generated in Philippines pesos and Indian rupee.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These forward contracts were entered into for a maximum term of six months and have an aggregate notional amount of approximately $11.6 million. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency will continue to present economic challenges to us and could negatively impact our overall earnings. The fair value of these foreign currency forward contracts as of June 30, 2008 is approximately $0.9 million. A 1% appreciation in the U.S. Dollar’s value relating to the hedge currencies would decrease the forward contracts fair value by approximately $0.1 million as of June 30, 2008. Similarly, a 1% depreciation in the U.S. Dollar’s value relative to the hedge currencies would increase the forward contracts fair value by approximately $0.1 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset or liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We purchased approximately 430,000 shares of our common stock for a total cost of approximately $1.4 million during the three months ended June 30, 2008, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

April 1-30, 2008	—	—	—	$681,000
May 1-31, 2008	132,972	$3.24	132,972	$1,569,000
June 1-30, 2008	296,685	$3.15	296,685	$633,000

On May 13, 2008, we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock of which approximately $0.63 million remains available for repurchase under the program as of June 30, 2008. There is no expiration date associated with the program. As of June 30, 2008, additional 165,000 shares of our common stock were repurchased, pending settlement for a total cost of approximately $0.47 million. These shares were settled in July 2008.

This authorization replaced a prior authorization made in August 2006.

We did not have any sales of unregistered equity securities during the three months ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on at the June 5, 2008 Annual Meeting of Stockholders. The total shares voted were 22,229,309.

Election of Directors:

Nominee	For	Withheld

Jack Abuhoff	18,509,555	3,719,754
Haig Bagerdjian	17,138,938	5,090,371
Louise Forlenza	18,534,762	3,694,547
John Marozsan	19,234,840	2,994,469
Peter Woodward	18,170,211	4,059,098

To ratify the selection and appointment by the Company’s Board of Directors of Grant Thornton LLP, independent auditors, as auditors for the Company for the year ending December 31, 2008.

	For	Against	Abstain

Auditors	21,833,108	386,160	10,040

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

INNODATA ISOGEN, INC.

Date: August 7, 2008	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: August 7, 2008	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer