Form 10-Q
period 2008-09-30
INNODATA ISOGEN INC
filed 2008-11-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 31, 2008 was 24,119,499.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,060	$14,751
Accounts receivable, net	10,881	10,673
Prepaid expenses and other current assets	2,988	2,117
Refundable income taxes	4	453
Deferred income taxes	237	202
Total current assets	28,170	28,196
Property and equipment, net	6,968	7,160
Other assets	2,844	2,037
Deferred income taxes	455	381
Goodwill	675	675
Total assets	$39,112	$38,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$1,973
Accrued expenses	3,008	2,227
Accrued salaries, wages and related benefits	4,992	5,244
Income and other taxes	1,889	2,053
Current portion of long-term obligations	913	370
Total current liabilities	11,729	11,867
Deferred income taxes	1,171	1,224
Long-term obligations, net of current portion	2,896	2,128
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,907,000 issued and 24,119,000 outstanding at September 30, 2008; and 24,881,000 shares issued and 24,699,000 outstanding at December 31, 2007	249	249
Additional paid-in capital	16,530	16,323
Retained earnings	9,165	7,188
Accumulated other comprehensive loss	(439)	(211)
	25,505	23,549
Less: treasury stock; 788,000 shares at September 30, 2008 and 182,000 shares at December 31, 2007, at cost	(2,189)	(319)
Total stockholders’ equity	23,316	23,230
Total liabilities and stockholders’ equity	$39,112	$38,449

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007
Revenues	$18,333	$18,138
Operating costs and expenses
Direct operating costs	13,219	12,508
Selling and administrative expenses	3,564	3,553
Interest (income), net	(61)	(205)
Total	16,722	15,856
Income before provision for income taxes	1,611	2,282
Provision for income taxes	503	167
Net income	$1,108	$2,115

Income per share:
Basic:	$.05	$.09
Diluted:	$.05	$.08

Weighted average shares outstanding:
Basic:	24,124	24,122
Diluted:	24,565	25,559

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
Revenues	$54,603	$47,214
Operating costs and expenses
Direct operating costs	40,460	34,522
Selling and administrative expenses	11,781	10,547
Interest (income), net	(167)	(467)
Total	52,074	44,602
Income before provision for income taxes	2,529	2,612
Provision for income taxes	552	278
Net income	$1,977	$2,334

Income per share:
Basic:	$.08	$.10
Diluted:	$.08	$.09

Weighted average shares outstanding:
Basic:	24,481	23,994
Diluted:	25,391	25,118

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,977	$2,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,811	2,326
Stock-based compensation	136	112
Deferred income taxes	(169)	41
Pension cost	505	443
Changes in operating assets and liabilities:
Accounts receivable	(208)	(4,817)
Prepaid expenses and other current assets	(522)	(740)
Refundable income taxes	449	1,047
Other assets	(102)	35
Accounts payable and accrued expenses	(555)	(5)
Payment of minimum withholding taxes on net settlement of stock options	-	(1,523)
Accrued salaries and wages and related benefits	(417)	2,125
Income and other taxes	(164)	373
Net cash provided by operating activities	3,741	1,751

Cash flow from investing activities:
Capital expenditures	(1,980)	(2,884)

Cash flow from financing activities:
Payment of long-term obligations	(653)	(525)
Purchase of treasury stock	(1,870)	-
Proceeds from exercise of stock options	71	194

Net cash used in financing activities	(2,452)	(331)

Decrease in cash and cash equivalents	(691)	(1,464)

Cash and cash equivalents, beginning of period	14,751	13,597

Cash and cash equivalents, end of period	$14,060	$12,133

Supplemental disclosures of cash flow information:
Cash paid for interest	$43	$21
Cash paid for income taxes	$703	$46

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$1,650	$-
Acquisition of equipment utilizing capital leases	$43	$819

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Totals

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	1,977	-	-	1,977
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Non-cash equity compensation	-	-	136	-	-	-	136
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	62	-	62
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)
Change in fair value of derivatives, net of taxes	-	-	-	-	(290)	-	(290)

September 30, 2008	24,119	$249	$16,530	$9,165	$(439)	$(2,189)	$23,316

January 1, 2007	23,905	$241	$17,225	$2,622	$(760)	$(319)	$19,009

Net income	-	-	-	2,334	-	-	2,334
Issuance of common stock upon exercise of stock options	632	6	188	-	-	-	194
Non-cash equity compensation	-	-	112	-	-	-	112
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	(24)	-	(24)
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)	-	-	-	(1,523)

September 30, 2007	24,537	$247	$16,002	$4,956	$(784)	$(319)	$20,102

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Basis of Presentation-Condensed consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 included herein are unaudited; however, they contain all adjustments (consisting of normal recurring nature) which in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for the period presented. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2007 consolidated financial statements.

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars. As such, transactions denominated in Philippine pesos and Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at September 30, 2008 and 2007 were translated at the exchange rate in effect as of those dates. Exchange gains resulting from such transactions were $292,000 and $251,000 in the three and nine months ended September 30, 2008, respectively. Exchange losses resulting from such transactions were $160,000 and $495,000 in the three and nine months ended September 30, 2007, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Derivative Instruments-The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company has designated its derivative (foreign currency forward contracts) as cash flow hedge based upon criteria established by SFAS No. 133. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

Reclassifications-Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, the Company elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statement. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company’s condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the significance of the effect will be dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (formerly minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in any subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

2. Long-term obligations

Total long-term obligations as of September 30, 2008 and December 31, 2007 consist of the following (amounts in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Vendor obligations
Capital lease obligations (1)	$495	$659
Deferred lease payments	101	131
Microsoft license (2)	1,238	4

Pension obligations
Accrued pension liability	1,975	1,704
	$3,809	$2,498
Less: Current portion of long-term obligations	913	370
Totals	$2,896	$2,128

 (1) In 2007 and 2008, the Company financed the acquisition of certain computer and communications equipment and office equipment. The capital lease obligations bear interest at rates ranging from 6% to 12% and are payable over two to three years.

(2) In March 2008, the Company renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company is obligated to pay $137,500 on a quarterly basis over the term of the agreement. The total cost (in thousands) was allocated to the following asset accounts in 2008:

Prepaid expenses and other current assets	$496
Other assets	992
Property and equipment	162

$1,650

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2008 are as follows (in thousands):

Amount
As of September 30, 2009	$306
2010	209
2011	23
Total minimum lease payments	538
Less: Amount representing interest	43
Present value of net minimum lease payments	495
Less: Current maturities of capital lease obligations	274
Long-term capital lease obligations	$221

3. Income taxes

The Company had unrecognized tax benefits of $833,000 and $740,000 at September 30, 2008 and December 31, 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $246,000 and $153,000 at September 30, 2008 and December 31, 2007, respectively. $657,000 and $564,000 of the unrecognized tax benefits as of September 30, 2008 and December 31, 2007, respectively if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2008 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2008	$740
Interest accrual	93
Balance – September 30, 2008	$833

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2003 through 2007.

Pursuant to an income tax audit by the Indian bureau of taxation, in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $433,000, including interest through September 30, 2008, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian bureau of taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In September 2008, the Company received a tax assessment for the fiscal year ended March 31, 2005 for which the Company has provided adequate tax provision, including interest through September 30, 2008. Management disagrees with the basis of the tax assessment, will file an appeal against the assessment and intends to contest it vigorously. In 2008, the Indian bureau of taxation has commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

4. Commitments and contingencies

Line of Credit - The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of September 30, 2008.

Litigation - In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Philippines has refused to review a decision in these actions by a lower appellate court against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Motions filed by the Philippine subsidiary with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court were denied by the Supreme Court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that recovery against Innodata Isogen, Inc. is nevertheless unlikely.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

Liens - In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of September 30, 2008, the net book value of the property and equipment was approximately $870,000.

5. Stock options

A summary of option activity under our Stock Option Plans as of September 30, 2008, and changes during the nine months ended September 30, 2008 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	3,168,263	$2.69
Granted	112,000	2.89
Exercised	(26,318)	2.69
Forfeited/Expired	(10,834)	3.38
Outstanding at September 30, 2008	3,243,111	$2.70	4.99	$915,160

Exercisable at September 30, 2008	3,091,693	$2.68	4.77	$915,160

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine months ended
	September 30,
	2008	2007

Weighted average fair value of options granted	$2.46	$2.98

Risk-free interest rate	3.61%	4.61%
Expected life (years)	8.00	8.00
Expected volatility factor	97%	123%
Expected dividends	None	None

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

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	78,928	$3.56
Granted	112,000	2.46
Forfeited	-	-
Vested	39,510	2.92
Non-vested at September 30, 2008	151,418	$2.91

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2008 totaled approximately $365,000. The weighted-average period over which these costs will be recognized is seventeen months.

The total intrinsic value of options exercised for the nine months ended September 30, 2008 and September 30, 2007 was approximately $88,000 and $3,702,000, respectively. The total fair value of stock options vested during the nine months ended September 30, 2008 was approximately $116,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of sales	$12	$4	$43	$51
Selling and adminstrative expenses	51	13	93	61

Total stock-based compensation	$63	$17	$136	$112

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

6. Comprehensive income

The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,108	$2,115	$1,977	$2,334
Pension liability adjustment	21	(55)	62	(24)
Change in fair value of derivatives, including
reclassifications	659	—	(290)	—
Comprehensive income	$1,788	$2,060	$1,749	$2,310

Accumulated other comprehensive loss as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes and changes in fair value of derivatives, net of taxes.

7. Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Unites States	$14,117	$14,021	$42,569	$36,126
The Netherlands	1,861	2,465	5,702	6,617
Others - principally Europe	2,355	1,652	6,332	4,471
	$18,333	$18,138	$54,603	$47,214

Long-lived assets as of September 30, 2008 and December 31, 2007, respectively, by geographic region are comprised of:

	2008	2007
	(in thousands)
United States	$1,313	$1,643

Foreign countries:
Philippines	3,657	3,785
India	1,703	1,886
Sri Lanka	710	509
Other	260	12
Total foreign	6,330	6,192
	$7,643	$7,835

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

The Company’s top two clients generated approximately 39% and 53% of its revenues for the three months ended September 30, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended September 30, 2008 and 2007, revenues from non-US clients accounted for 23% of the Company's revenues.

The Company’s top two clients generated approximately 45% and 47% of our revenues for the nine months ended September 30, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the nine months ended September 30, 2008 and 2007, revenues from non-US clients accounted for 22% and 23%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 49% of accounts receivable was due from three clients. As of December 31, 2007, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from one client.

8. Pension benefits

The components of net periodic pension cost are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$102	$101	$317	$303
Interest cost	36	30	113	91
Actuarial loss recognized	22	24	75	49
Net periodic pension cost	$160	$155	$505	$443

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

9. Income per share

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts

Net income	$1,108	$2,115	$1,977	$2,334

Weighted average common shares outstanding	24,124	24,122	24,481	23,994
Dilutive effect of outstanding options	441	1,437	910	1,124
Adjusted for dilutive computation	24,565	25,559	25,391	25,118

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 1,512,000 shares of common stock for the three months ended September 30, 2008 were outstanding but not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. For the nine months ended September 30, 2008, all options outstanding were included in the computation of diluted net income per share as the exercise price was lower than the average market price. Options to purchase 665,000 shares of common stock for the nine months ended September 30, 2007, were outstanding but not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. For the three months ended September 30, 2008, all options outstanding were included in the computation of diluted net income per share as the exercise price was lower than the average market price.

10. Financial Instruments

The Company has a large portion of its operations in international markets that are subject to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred to generate that revenue in another currency. The Company’s primary exchange rate exposure related to payroll, other payroll costs and operating expenses is in the Philippines and India.

To manage its exposure to fluctuations in foreign currency exchange rate, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company has utilized non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

As of September 30, 2008, the Company has foreign currency forward contracts outstanding in the notional amount of approximately $2.8 million and recorded approximately $0.3 million in accrued expenses to recognize the fair value of these foreign currency forward contracts. These foreign currency forward contracts matured in October 2008. There were no outstanding foreign currency forward contracts at December 31, 2007. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged cash flows.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

For the nine months ended September 30, 2008, the Company realized losses of approximately $0.8 million arising on settlement of foreign currency forward contracts. These losses are reflected as a component of direct operating costs and were substantially offset by a corresponding increase in the fair value of the hedged cash flows.

11. Treasury Stock

In May 2008, the Company announced that the Board of Directors authorized the repurchase of up to $2 million of its common stock. There is no expiration date associated with the program. As of September 30, 2008, the Company repurchased 606,000 shares of its common stock at a cost of approximately $1.9 million and approximately $0.1 million remains available for repurchase under the program.

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

The following table sets forth the financial assets and liabilities as of September 30, 2008 that the Company measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands). As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets	$—	$—	$—

Liabilities	$—	$290	$—

The Level 2 liabilities contain foreign currency forward contracts. The fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2008 is included in “Accrued expenses” on the accompanying condensed consolidated balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “estimate,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, the primarily at-will nature of the Company’s contracts with its customers and the ability of customers to reduce, delay or cancel projects, including projects that the Company regards as recurring, continuing revenue concentration in a limited number of clients, continuing reliance on project-based work, inability to replace projects that are completed, cancelled or reduced, depressed market conditions, changes in external market factors, the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission including, without limitation those disclosed in ‘Risk Factors’ in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our publishing and other IT services include digitization, conversion, composition, data modeling and XML encoding. Our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. We often combine publishing services and KPO services within a single client engagement, providing an end-to-end content supply chain solution.

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

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focus on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis. Revenues for contracts billed on a time and materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues are recognized on the percentage of completion method of accounting as services are performed or milestones are achieved.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, and administrative overhead.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenues

Revenues were $18.3 million for the three months ended September 30, 2008 compared to $18.1 million for the similar period in 2007, an increase of approximately 1%. The increase in revenues reflects a $1.0 million increase from recurring revenue partially offset by $0.8 million decline from non-recurring project revenue.

Our top two clients generated approximately 39% and 53% of our revenues for the three months ended September 30, 2008 and 2007, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended September 30, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 23% of our total revenues.

For the three months ended September 30, 2008, approximately 75% of our revenues were recurring and 25% were non-recurring, compared with 70% and 30%, respectively, for the three months ended September 30, 2007. The increase in the percentage of recurring revenues is due to ongoing growth in existing client relationships.

Direct Operating Costs

Direct operating costs were $13.2 million and $12.5 million for the three months ended September 30, 2008 and 2007, respectively, an increase of 6%. Direct operating costs as a percentage of revenues for the three months ended September 30, 2008 and 2007, were 72% and 69% respectively. The increase in direct operating costs reflects higher compensation and benefit costs and other operating costs, as well as approximately $0.8 million in losses from the settlement of foreign currency forward contracts.

If no effect were given to the approximately $0.8 million of losses that in the three months ended September 30, 2008 resulted from the settlement of foreign currency forward contracts, direct operating costs would not have changed materially in the three months ended September 30, 2008 from direct operating costs in the same period in 2007 and as a percentage of revenues would have been 68% in the 2008 period, compared to 69% in the same period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses were $3.6 million for both the three months ended September 30, 2008 and the three months ended September 30, 2007, because an increase in professional fees and consulting costs during the 2008 period over the 2007 period substantially offset the benefits of cost control measures and reduced incentives during the 2008 period. Selling and administrative expenses as a percentage of revenues were 19% and 20% for the three months ended September 30, 2008 and 2007, respectively, reflecting sustained costs level on higher revenues.

Income Taxes

For the three months ended September 30, 2008 and 2007, the provision for income taxes was principally comprised of foreign income taxes attributable to overseas subsidiaries. We recorded no provision for U.S. income taxes, other than for alternative minimum tax, because we utilized net operating losses for which we previously recorded a valuation allowance against the corresponding deferred tax asset.

Net Income

We generated net income of $1.1 million in the three months ended September 30, 2008 compared with net income of $2.1 million in the comparable period in 2007. The change was principally attributable to a decline in gross margins, a decrease in interest income on available cash that reflected a decline in interest rates and a marginal increase in income taxes.

Results of Operations

Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues were $54.6 million for the nine months ended September 30, 2008 compared to $47.2 million for the similar period in 2007, an increase of approximately 16%. The $7.4 million increase in revenues, which is principally attributable to three clients, reflects a $5.2 million increase from recurring revenue and $2.2 million from non-recurring project revenue.

Our top two clients generated approximately 45% and 47% of our revenues for the nine months ended September 30, 2008 and 2007, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the nine months ended September 30, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 22% and 23%, respectively, of our total revenues.

For the nine months ended September 30, 2008 and 2007, approximately 69% of our revenues were recurring and 31% were non-recurring.

Direct Operating Costs

Direct operating costs were approximately $40.5 million and $34.5 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of 17%. Direct operating costs as a percentage of revenues for the nine months ended September 30, 2008 and 2007, were 74% and 73% respectively. The increase in direct operating costs reflects higher compensation, benefits costs and other operating costs in support of increased revenue, the impact of foreign exchange of approximately $2.1 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee as well as approximately $0.8 million in losses from the settlement of forward contracts.

If no effect were given to the approximately $2.1 million resulting from foreign exchange fluctuation and $0.8 million of losses resulting from the settlement of foreign currency forward contracts, direct operating costs would have increased by 9% in the nine months ended September 30, 2008 from direct operating costs in the same period in 2007 and as a percentage of revenues would have been 69% in the 2008 period, compared to 73% in the same period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses were $11.8 million and $10.5 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of 12%. Selling and administrative expenses as a percentage of revenues were 22% for the nine months ended September 30, 2008 and 2007.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll, payroll related costs and increased professional fees and other consultant’s costs.

Income Taxes

For the nine months ended September 30, 2008 and 2007, the provision for income taxes was principally comprised of foreign income taxes attributable to overseas subsidiaries. We recorded no provision for U.S. income taxes, other than for alternative minimum tax, because we utilized net operating losses for which we had previously recorded a valuation allowance against the corresponding deferred tax asset.

Net Income

We generated net income of approximately $2.0 million in the nine months ended September 30, 2008 compared with net income of approximately $2.3 million in the comparable period in 2007. The change was principally attributable to a slight decline in gross margins, a decrease in interest income on available cash that reflected a decline in interest rates and a marginal increase in income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	September 30, 2008	December 31, 2007

Cash and Cash Equivalents	$14,060	$14,751
Working Capital	16,441	16,329

At September 30, 2008, we had cash and cash equivalents of approximately $14.1 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of September 30, 2008, we had working capital of approximately $16.4 million as compared to working capital of approximately $16.3 million as of December 31, 2007. We do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2008 was $3.7 million, representing a significant increase from $1.8 million for the nine months ended September 30, 2007.

Cash provided by our operating activities for the nine months ended September 30, 2008 was $3.7 million resulting from net income of $2.0 million, adjustments for non-cash items of $3.3 million and approximately $1.6 million used for working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $0.5 million for pension cost. Working capital activities primarily consisted of a use of cash of $0.2 million for an increase in accounts receivable, a use of cash of $0.5 million for an increase in prepaid expenses and other current assets representing various prepayments made and the timing of payment, a use of cash of $0.6 million for a decrease in accounts payable and accrued expenses representing payments to vendors and a use of cash of $0.2 million in income and other taxes representing payments made to regulatory agencies.

Cash provided by our operating activities for the nine months ended September 30, 2007 was $1.8 million resulting from net income of $2.3 million, adjustments for non-cash items of $2.9 million and $3.4 million used for working capital. Adjustments for non-cash items primarily consisted of $2.3 million for depreciation and amortization and $0.4 million for pension costs. Working capital activities primarily consisted of a use of cash of $4.9 million for an increase in accounts receivable primarily related to increase in our revenues, a source of cash of $2.1 million for an increase in accrued salaries and wages and related benefits due to an increase in the number of employees and higher labor rates in support of increased revenue, a use of cash of $1.5 million representing payment of minimum withholding taxes on the net settlement of stock options exercised by our Chairman and CEO and a use of cash of $0.7 million for an increase in prepaid expenses and other current assets.

At September 30, 2008, our days sales outstanding were approximately 54 days as compared to 52 days as of December 31, 2007.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2008, we spent cash approximating $2.0 million for capital expenditures, compared to approximately $2.9 million for the nine months ended September 30, 2007. Capital spending in 2008 related principally to routine purchasing of technology equipment and facility upgrades. Capital spending in the nine months ended September 30, 2007 related principally to routine ongoing equipment upgrades and to office improvements. Furthermore, during the nine months ended September 30, 2008, we acquired certain office equipment approximating $43,000 through finance leases (non-cash), while for the nine months ended September 30, 2007, we financed the acquisition of certain computer and communications equipment approximating $0.8 million. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

Net Cash Used In Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $71,000 and $194,000 for the nine months ended September 30, 2008 and 2007, respectively. In addition, payments of long-term obligations approximated $0.7 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

In 2008, we renewed an agreement with a vendor, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011 for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. We paid $0.5 million under this agreement as of September 30, 2008.

In May 2008, we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock. As of September 30, 2008, we acquired approximately 606,000 shares of our common stock for approximately $1.9 million at a volume weighted average price of $3.08 per share.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of September 30, 2008.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2008, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$495	$274	$221	$-	$-
Non-cancelable operating leases	1,792	834	801	157	-
Long-term vendor obligations	1,238	550	688	-	-

Total contractual cash obligations	$3,525	$1,658	$1,710	$157	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, post retirement benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2008.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with FASB Staff Position No. FAS 157-2, we elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statement. Our adoption of SFAS 157 did not have a material effect on the condensed consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 is effective immediately and did not have a material effect on our condensed consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. We chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the significance of the effect will be dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries and accordingly, do not anticipate that the initial application of SFAS No. 160 will have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets we acquire after the effective date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (5.00% at September 30, 2008) plus ½% or LIBOR (3.93% at September 30, 2008) plus 3%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These forward contracts were entered into for a maximum term of six months and have an aggregate notional amount of approximately $2.8 million. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency will continue to present economic challenges to us and could negatively impact our overall results of operations. The fair value of these foreign currency forward contracts as of September 30, 2008 is approximately $0.3 million. A 1% appreciation in the U.S. Dollar’s value relating to the hedge currencies would decrease the forward contracts fair value by approximately $25,000 as of September 30, 2008. Similarly, 1% depreciation in the U.S. Dollar’s value relative to the hedge currencies would increase the forward contracts fair value by approximately $25,000. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect our liquidity or the availability of our requirements for capital resources.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the cessation of operations in 2002 at certain Philippine subsidiaries, and the failure in 2001 to arrive at agreeable terms for a collective bargaining agreement with one of these subsidiaries, certain former employees and the Innodata Employee Association (IDEA) filed various actions against subsidiaries of Innodata Isogen, Inc., and also purportedly against Innodata Isogen, Inc. and certain of the Company’s officers and directors. The Supreme Court of the Republic of the Philippines, Manila (Case No. G.R. No. 178603-04 Innodata Philippines, Inc. vs. Innodata Employees Association, et al. 10 September 2007) has refused to review a decision in these actions by a lower appellate court (Court Of Appeals of the Republic of the Philippines in Manila, Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al 28 June 2007) against one of these subsidiaries in the Philippines that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Motions filed by the Philippine subsidiary with the Supreme Court to reconsider the refusal of the Supreme Court to review the decision of the lower appellate court were denied by the Supreme Court. All other Company affiliates were found by the lower appellate court to have no liability. Based on consultation with legal counsel, the Company believes that recovery against Innodata Isogen, Inc. is nevertheless unlikely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We purchased approximately 176,000 shares of our common stock for a total cost of approximately $0.5 million during the three months ended September 30, 2008, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

July 1-31, 2008	176,635	$2.82	176,635	$130,000
August 1-31, 2008	—	—	—	$130,000
September 1-30, 2008	—	—	—	$130,000

On May 13, 2008, we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock of which approximately $0.1 million remains available for repurchase under the program as of the date of this Report. There is no expiration date associated with the program.

This authorization replaced a prior authorization made in August 2006.

We did not have any sales of unregistered equity securities during the three months ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1 Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza.

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

INNODATA ISOGEN, INC.

Date: November 6, 2008	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: November 6, 2008	/s/ Steven L. Ford
Steven L. Ford
Executive Vice President,
Chief Financial Officer