Form 10-K
period 2008-12-31
INNODATA ISOGEN INC
filed 2009-03-11
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑    Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2008

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
Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Stock Market on June 30, 2008) was $60,184,071.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 28, 2009 was 24,119,499.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA ISOGEN, INC
Form 10-K
For the Year Ended December 31, 2008

TABLE OF CONTENTS

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

We use a distributed global resource model. Our onshore workforce (consisting of consultants, information architects, solution architects, and program managers) works from our North American and European offices, as well as from client sites. Our distributed global workforce (consisting of encoders, graphic artists, project managers, programmers, data architects performing publishing services, and advanced degree holders such as physicians, attorneys, MBAs and engineers who perform our KPO services) deliver those services from our ten offshore facilities in India, the Philippines, Sri Lanka and Israel.

For fiscal 2008, our revenue was $75.0 million, representing an increase of 11% over 2007, and our net income before income taxes was $5.5 million, an increase of 23% compared to a net income before income taxes in 2007 of $4.5 million. For fiscal 2007, our revenue was $67.7 million, representing an increase of 65% over 2006, and our income before income taxes was $4.5 million, as compared to a loss before income taxes in 2006 of $7.4 million.

Services that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services that terminate upon completion of a defined task generate what we regard as project, or non-recurring, revenues. Approximately 68% of our revenues were recurring in the fiscal year ended December 31, 2008 as compared to 61% in the fiscal years ended December 31, 2007 and 2006.

In 2008, we provided our services to approximately 170 clients primarily in four content-intensive sectors:

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

The trend toward outsourcing has accelerated in recent years. Businesses are outsourcing their internal processes – often to offshore providers – to improve productivity and manage costs. By leveraging offshore talent, companies are increasingly boosting their profits, productivity, quality levels, business value and performance. As outsourcing to offshore providers has become more accepted, a growing number of organizations have become more confident in making the decision to outsource business operations to Asia and other high-value labor markets. Moreover, the notion of what can be outsourced and the benefits that can be achieved via outsourcing continue to expand. Client demands are evolving toward higher value-added and more complex services, including research and analysis, editorial tasks and other knowledge-based functions. This trend is driven by competitive pressures as well as by advances in technology.

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

Knowledge Processing Outsourcing (KPO) Services – Our KPO services specifically target processes that demand advanced information analysis and interpretation, as well as judgment and decision-making. For information and media companies, these services include content creation and enhancement, analytics, taxonomy and controlled vocabulary development, hyperlinking, indexing, abstracting, technical writing and editing, copy-editing and general editorial services, including the provision of synopses and annotations.  These services cover a wide spectrum of disciplines, including medicine, law, engineering, management, finance, science and the humanities.  To provide these services, we have organized knowledge teams that consist of educated and highly trained people with expertise in relevant subjects.  We typically price our knowledge services based on the quantity delivered or resources utilized.

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

We are also using our KPO delivery capabilities that we use to support information companies as a springboard to enable us to enter new markets and provide new services.  For example, we are using our legal subject matter experts who deliver KPO services to media, publishing and information services companies to also provide select KPO services - such as research and document review - to corporate law offices and law firms.

In 2007, we launched two new KPO services: research and analysis and technical writing. For research and analysis projects, we form dedicated teams of subject matter experts to provide expert research and analysis on a wide range of topics, from media analysis and medical studies to technical patent submissions and reports on energy markets.

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

As an example, we are providing technical writing services for a leading global technology manufacturer.  We have expanded our team approximately ten-fold in about 24 months, growing from five resources in early 2007 to more than 50 by December 2008, which include project managers, writers and editors who work from multiple locations across China, the Philippines, Sri Lanka and the United States. Co-locating technical documentation teams in China, where our client manufactures equipment, and our production centers in other Asian locales, has eased collaboration and has helped our client establish a stronger working relationship between its engineers and the writing team. Just as important, our outsourcing team is helping the company continue to generate quality documentation – ensuring that our client’s customers use its products effectively – while also reducing our client’s overall costs.

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

When working directly for clients, our engineers provide IT services (which include systems integration, custom application development, applications maintenance, tool evaluation and training) which are typically provided on a project basis that does not generate significant amounts of recurring revenue.  Clients who use these services typically require publishing, performance support or process automation systems that enable information to be created, managed and distributed utilizing the most cost efficient and effective technologies.

For example, we helped the world’s leading software company create automated processes for reducing the cost of creating online help information. Our engineering staff created the systems that are used by one of the world’s largest manufacturers of computers and peripherals to create and publish multi-lingual product support and technical information. It also collaborated with Lockheed Martin to build a content management system and digital asset management system for the F-35 Joint Strike Fighter program. For a leading electronic publisher of financial data, it automated the process of extracting and normalizing detailed financial information from public company filings.  Our staff define client requirements (often working on-site at clients during this process), write specifications and design, develop, test and integrate technologies. Projects vary in size and duration.

To better support an ongoing engagement with a $10 billion information services company, our engineering staff developed a machine-aided indexing solution that uses lemmatization (the process that determines the most crucial term in a sentence to reflect its meaning and context) and semantically-driven natural language analysis to deliver precision and recall at 95% accuracy. Once the text is tokenized or assigned a value according to the words in a particular sentence, a set of rules and linguistic filters are then used to identify candidate term phrases within the text. The system also extracts terms and ranks them based on the decreasing likelihood of accuracy against a thesaurus that applies simple string matching. This automation enables us to add millions of additional topics to the publisher’s database, which may then be further enhanced by our editorial teams.

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

Clients

In 2008, we provided our services to approximately 170 clients.

Four clients generated approximately 57%, 61% and 54% of our total revenues in the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 21%, 23% and 37% of our total revenues for each of these respective fiscal years.

We have long standing relationships with many of our clients. We have been continually providing services to our top four clients for over eight years. Approximately 95% of clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high-quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

A substantial portion of the services we provide to our clients is subject solely to their requirements.  Our agreements with clients are in most cases terminable on 30 to 90 days' notice.

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

Our global delivery model.   We have operations in seven countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results. For example, we create high-end website content using teams from India, the Philippines and Israel that together constitute a global workflow. We use a similar approach in providing technical writing services to a large telecommunications company, virtually joining resources from the United States, the Philippines and China. Our offshore outsourcing centers are ISO 9001:2000 certified and our engineering and IT facility in Noida, India meets ISO/IEC 27001:2005 specifications.

Our proven track record and reputation.   By consistently providing high-quality services, we have achieved a track record of project successes. This track record is embodied by our reputation as a leader in the KPO marketplace, especially within the media, publishing and information services sector. This reputation or brand provides an assurance of expertise, quality execution and risk mitigation.

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

Our long-term relationships with clients.   We have long-term relationships with many of our clients, who frequently retain us for additional projects after a successful initial engagement. In 2008, existing clients from prior years generated more than 97% of our revenues.  We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy allows us to use our in-depth client-specific knowledge to provide more fully integrated KPO services and develop closer relationships with those clients.

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

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our corporate headquarters in Hackensack, New Jersey, just outside New York City, our Dallas, Texas office and our Paris, France office. We have four executive-level business development and marketing professionals, and during 2008, we maintained approximately 13 full-time sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Research and Development

We did not incur any research and development costs in 2008 and 2007. In 2006, we spent approximately $922,000 on research and development.

Competition

The market for publishing services and related KPO and IT services is highly competitive, fragmented and intense.  Our major competitors include SPI Technologies, Apex CoVantage, Aptara, Thomson Digital, MacMillan India and Cenveo.

We believe that we compete successfully by offering high-quality services and favorable pricing that leverages our technical skills, IT infrastructure, process knowledge, offshore model and economies of scale.  Our competitive advantages are especially attractive to clients for undertakings that are technically sophisticated, require “high-end” talent, are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

As a provider of these services, we also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have additional offices in Dallas, Texas; Paris, France; and Beijing, China. We have ten production facilities in the Philippines, India, Sri Lanka and Israel. We were incorporated in Delaware in 1988.

Employees

As of December 31, 2008, we employed approximately 45 persons in the United States and Europe and approximately 6,700 persons in ten production facilities in the Philippines, India, Sri Lanka and Israel.  Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences.  No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-2828. Our website is www.innodata-isogen.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A.  Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues.  Four clients generated approximately 57%, 61% and 54% of our revenues in the fiscal years ended December 31, 2008, 2007 and 2006, respectively. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. If the volume of work performed for our major clients varies or if the services they require from us change, our revenues and results of operations could be adversely affected, and we may incur a loss from operations.  Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days’ notice.

A significant portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task, and we regard these revenues as non-recurring.  Non-recurring revenues derived from these project-based arrangements accounted for approximately 32%, 39% and 39% of our total revenues in the fiscal years ended December 31, 2008, 2007 and 2006, respectively. While we seek, wherever possible, on completion of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same client or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable.  As of December 31, 2008, 51% or $7.2 million, of our accounts receivable was due from two clients.  If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected.

Quarterly fluctuations in our results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations.  During the past eight quarters, our income (loss) before income taxes ranged from a loss of approximately $(0.6) million to a profit of approximately $3.0 million.

We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our results of operations from quarter to quarter.

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects, or in employee wage levels and utilization rates, may cause us to significantly underutilize our production capacity and employees, resulting in significant variations in our operating results in any particular quarter, and could result in losses.

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

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

In addition, the Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Complainants have moved for execution of this decision before the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future. See “Legal Proceedings”.

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

The Philippines and India, have at times experienced high rates of inflation and major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Continuing inflation without a corresponding devaluation of the peso against the dollar, or any other increase in the value of the peso relative to the dollar, could adversely affect our results of operations.

There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in foreign currency hedging activities will be effective. Finally, as most of our expenses are incurred in currencies other than those in which we bill for the related services, any increase in the value of certain foreign currencies against the U.S. Dollar could increase our operating costs.

New regulations of the Internal Revenue Service may impose significant U.S. income taxes on our subsidiaries in the Philippines.

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

In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004.  In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive.  Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre-existing entities until May 2006.  For periods prior to this date (i.e., prior to August 12, 2004) these final regulations apply, and the classification of dually chartered entities is governed by the pre-existing regulations.  As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in its financial statements for these entities for the periods prior to August 12, 2004.

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

If certain tax authorities in North America and Europe challenge the manner in which we allocate our profits, our net income could decrease.

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

We currently benefit from income tax holiday incentives in the Philippines, India and Sri Lanka which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction.  An expiration or termination of our current tax holidays could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations.  The income tax holiday of one of our Philippine subsidiaries will expire in May 2009 and one of our Indian subsidiaries will expire in March 2009.

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

Terrorist attacks, such as the attacks of September 11, 2001 in the United States and the recent attacks in Mumbai, India in November 2008, and other acts of violence or war, such as the conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence.  In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We expect that our earnings, if any, will be used to finance our growth.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and ten overseas production facilities, all of which are leased. The square footage of all our leased properties is approximately 450,000.

We currently lease property sufficient for our business operations, although we may need to lease additional property in the future. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3.  Legal Proceedings.

The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Complainants have moved for execution of this decision. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

The Court of Appeals decision was rendered in Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. 28 June 2007). The motions for execution were filed by complainants with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines Inc.)

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.”  On February 18, 2009, there were 102 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be approximately 3,570.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2008.

	Common Stock
	Sale Prices

2007	High	Low

First Quarter	$3.75	$1.95

Second Quarter	4.25	2.55

Third Quarter	4.30	2.56

Fourth Quarter	6.38	3.36

2008	High	Low

First Quarter	$6.55	$4.19

Second Quarter	5.10	2.70

Third Quarter	3.30	2.30

Fourth Quarter	2.65	1.32

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.  The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2008:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,173,000	$2.68	836,000

Equity compensation plans not approved by security holders	-	-	-

Total	3,173,000	$2.68	836,000

(1) 2001 and 2002 Stock Option Plans, approved by the stockholders, see Note 9 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

In May 2008, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock. There is no expiration date associated with the program. As of December 31, 2008, we repurchased 606,000 shares of our common stock at a cost of approximately $1.9 million, and approximately $0.1 million remains available for repurchase under the program. This authorization replaced a prior authorization made in August 2006.

Item 6.  Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2006, 2005 and 2004 and for each of the years ended December 31, 2005 and 2004 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2008, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$75,001	$67,731	$40,953	$42,052	$53,949
Operating costs and expenses
Direct operating expenses	53,525	48,581	34,316	30,920	33,050
Selling and administrative expenses	16,134	15,281	14,713	13,684	10,205
	69,659	63,862	49,029	44,604	43,255

Income (loss) from operations	5,342	3,869	(8,076)	(2,552)	10,694

Other (income) expenses
Terminated offering costs	-	-	-	-	625
Bad debt recovery, net	-	-	-	-	(963)
Interest expense	56	33	7	18	25
Interest income	(262)	(678)	(683)	(457)	(87)

Income (loss) before provision for (benefit from) income taxes	5,548	4,514	(7,400)	(2,113)	11,094
Provision for (benefit from) income taxes	(2,036)	(52)	(77)	(462)	3,237
Net income (loss)	$7,584	$4,566	$(7,323)	$(1,651)	$7,857

Income (loss) per share:
Basic	$.31	$.19	$(.30)	$(.07)	$.35
Diluted	$.30	$.18	$(.30)	$(.07)	$.32
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

BALANCE SHEET DATA:

Working capital	$22,807	$16,329	$14,292	$21,432	$22,209

Total assets	$45,385	$38,449	$30,329	$37,611	$37,211

Long term obligations	$1,671	$2,128	$1,564	$548	$150

Stockholders’ equity	$30,188	$23,230	$19,009	$26,814	$26,737

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

In 2007, we commenced a reorganization of our management and operating structure. Prior to 2007, our operations were classified into two operating segments: (1) content-related BPO and KPO services and (2) IT professional services.  In this reorganization, we merged the content-related BPO and KPO services and IT professional services segments (ceasing to monitor our operations by these two segments). With this reorganization, our Company consists of one business that generates revenues and expenses. The structure of our current operating segment reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and makes executive decisions (including the allocation of resources) about the business. There is no end to end responsibility or management other than at the consolidated level, and discrete financial information is available at the consolidated level.

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2008:

(Dollars in millions)
	Years Ended December 31,
	2008	% of revenue	2007	% of revenue	2006	% of revenue

Revenues	$75.0	100.0%	$67.7	100.0%	$41.0	100.0%
Direct operating costs	53.5	71.4%	48.6	71.8%	34.3	83.7%
Selling and administrative expenses	16.1	21.5%	15.3	22.6%	14.7	35.9%
Income (loss) from operations	5.4	7.1%	3.8	5.6%	(8.0)	(19.6)%
Other (income) expenses	(0.2)		(0.7)		(0.6)
Income (loss) before provision for (benefit from) income taxes	5.6		4.5		(7.4)
Benefit from income taxes	(2.0)		(0.1)		(0.1)
Net income (loss)	$7.6		$4.6		$(7.3)

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our IT system professionals support the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. Services that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services that are provided for a specific project generate revenues that terminate on completion of a defined task and we regard these revenues as non-recurring. We price our publishing services and KPO services based on the quantity delivered or resources utilized and we recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis.  Revenues for contracts billed on a time-and-materials basis are recognized as services are performed.  Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

Recurring revenues consisted of 68%, 61% and 61% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Four clients generated approximately 57%, 61% and 54% of our total revenues in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the revenues we generate from our major clients may decline or grow at a slower rate in future periods than in the past.  If we lose any of our significant clients, our revenues and results of operations could be adversely affected, and we may incur a loss from operations.  Our services are typically subject to client requirements, and in most cases are terminable upon 30 to 90 days’ notice.

Refer to “Risk Factors.”

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs and other administrative overhead costs.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Revenues were $75.0 million for the year ended December 31, 2008 compared to $67.7 million for the similar period in 2007, an increase of approximately 11%. The $7.3 million increase in revenues reflects a $9.7 million increase from recurring revenue and a decline of $2.4 million from non-recurring project revenue.

Four clients generated approximately 57% and 61% of our revenues in the fiscal year ended December 31, 2008 and 2007, respectively. Further, for the year ended December 31, 2008 and 2007, revenues from clients located in foreign countries (principally in Europe) accounted for 21% and 23% respectively, of our total revenues.

For the year ended December 31, 2008, approximately 68% of our revenue was recurring and the 32% balance was non-recurring, compared with 61%  and 39%, respectively, for the year ended December 31, 2007. The increase in the percentage of recurring revenues is due to ongoing growth in existing client relationships.

We have provided services to approximately 170 clients in 2008 as compared to approximately 150 clients in 2007.

Direct Operating Costs

Direct operating costs were $53.5 million and $48.6 million for the years ended December 31, 2008 and 2007, respectively, an increase of approximately 10%.  Direct operating costs as a percentage of revenues were 71% for the year ended December 31, 2008 and 72% for the year ended December 31, 2007.

The increase in direct operating costs reflects higher compensation, benefit costs and other operating costs in support of increased revenue, the impact of foreign exchange rates of approximately $1.1 million in direct operating costs resulting from a weakened US dollar against the Philippine peso and Indian rupee as well as approximately $1.1 million in losses from the settlement of forward contracts.

If no effect were given to the approximately $1.1 million resulting from foreign exchange fluctuation and $1.1 million of losses resulting from the settlement of foreign currency forward contracts, direct operating costs would have increased by approximately 6% in 2008 as compared to 2007 and as a percentage of revenues would have been 68% in 2008, compared to 72% in 2007.

Selling and Administrative Expenses

Selling and administrative expenses were $16.1 million and $15.3 million for the years ended December 31, 2008 and 2007, respectively, an increase of approximately 5%.  Selling and administrative expenses as a percentage of revenues were 22% and 23% for the years ended December 31, 2008 and 2007, respectively.  The lower percentage reflects sustained cost levels on a higher revenue base.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs.

Restructuring Costs

As part of our overall cost reduction plan to reduce operating costs, in December 2008, we announced a restructuring plan reducing our global work force by approximately 260 employees. The majority of these employees were based in Asia and were terminated by December 31, 2008.

In connection with the restructuring, we recorded a one-time charge of approximately $0.5 million ($0.3 million in cost of sales and $0.2 million in selling and administrative expenses) representing severance and other personnel-related expenses. As of December 31, 2008, $0.3 million of the total restructuring cost was paid, and we expect the remaining amount to be paid during the first two quarters of 2009.

We expect that this restructuring activity should yield an estimated $0.6 million pre-tax quarterly cost savings beginning in the first quarter of 2009.

Income Taxes

For the year ended December 31, 2008, the benefit from income taxes resulted primarily from the reversal of a valuation allowance previously recorded on the U.S. portion of deferred tax assets. We recorded no provision for U.S. income taxes, other than for alternative minimum tax, because we utilized net operating losses for which we had previously recorded a valuation allowance against the corresponding deferred tax asset. The income tax benefit was partially reduced by the provision for foreign income taxes attributable to overseas subsidiaries.

For the year ended December 31, 2007, the benefit from income taxes represents a deferred tax benefit arising due to the nature of timing differences in certain overseas entities. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated. No provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax asset. In 2007, we recorded a benefit for the refund of taxes paid and interest from the IRS amounting to $395,000 and $60,000, respectively, which was the outcome of the final regulation from the IRS resulting in termination of the status of our Philippine subsidiaries as Delaware limited liability companies (Refer to “Risk Factors”).

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our Company’s recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based upon the management’s assessment and the available evidence, in 2008 we reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $3.3 million. The decline in the valuation allowance in 2008 also resulted from the utilization of net operating losses. In 2008, we utilized $3.8 million of net operating losses. The remaining valuation allowance at December 31, 2008 represents the portion we have established on deferred tax assets of our foreign subsidiaries.

We currently intend to remit to the United States approximately $5.1 million of foreign earnings for which we have recorded a deferred tax liability. These earnings represent a portion of our foreign profits earned prior to 2002. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States. If such earnings were to be distributed, we may be subject to United States income taxes that may not be fully offset by foreign tax credits.

Pursuant to an income tax audit by the Indian Bureau of Taxation, in March 2006, one of our Indian subsidiaries received a tax assessment approximating $434,000, including interest through December 31, 2008, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will contest vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, we received a final tax assessment from the India Bureau of Taxation for the fiscal year ended March 31, 2005 for which we have provided adequate tax provision, including interest through December 31, 2008. We disagree with the basis of the tax assessment, filed an appeal against the assessment and will contest it vigorously. In 2008, the Indian Bureau of Taxation commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

We had unrecognized tax benefits of $840,000 and $740,000 at December 31, 2008 and 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $253,000 and $153,000 at December 31, 2008 and 2007, respectively. $664,000 and $564,000 of our unrecognized tax benefits as of December 31, 2008 and 2007, respectively if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

Net Loss/Income

We generated net income of $7.6 million in 2008 compared with net income of $4.6 million in 2007.  The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues, a reversal of a valuation allowance previously recorded on the U.S. portion of the deferred tax assets amounting to $3.3 million, offset by a decrease in interest income on available cash that reflected a decline in interest rates, and an increase in foreign effective tax rates resulting in increase in income taxes attributable to our overseas subsidiaries.

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

Four clients generated approximately 61% and 54% of our revenues in the fiscal year ended December 31, 2007 and 2006, respectively.  Further, for the year ended December 31, 2007 and 2006, revenues from clients located in foreign countries (principally in Europe) accounted for 23% and 37% respectively, of our total revenues.

For the years ended December 31, 2007 and 2006, approximately 61% of our revenue was recurring and the 39% balance was non-recurring.

We have provided our services to approximately 150 clients in 2007 as compared to approximately 130 clients in 2006.

Direct Operating Costs

Direct operating costs were $48.6 million and $34.3 million for the years ended December 31, 2007 and 2006, respectively, an increase of approximately 42%.  Direct operating costs as a percentage of revenues were 72% for the year ended December 31, 2007 and 84% for the year ended December 31, 2006.

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

Selling and Administrative Expenses

Selling and administrative expenses were $15.3 million and $14.7 million for the years ended December 31, 2007 and 2006, respectively, an increase of approximately 4%.  Selling and administrative expenses as a percentage of revenues were 23% and 36% for the years ended December 31, 2007 and 2006 respectively.  The lower percentage reflects sustained operating costs levels on a higher revenue base.

Selling and administrative expenses in 2006 include approximately $246,000 received as an inducement to terminate our Dallas office lease prior to its contractual expiration dates, accrued severance costs of approximately $275,000 related to the termination of an executive’s employment and approximately $922,000 in research and development costs for new services. After excluding the effect of these non-recurring adjustments, the resulting increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs associated with annual salary increases and increased professional fees, including fees associated with Section 404 of the Sarbanes-Oxley Act incurred in 2007.

Restructuring Costs

As part of an overall cost reduction plan to reduce operating costs, in September 2006 we announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. Most employees were terminated prior to September 30, and we substantially implemented the plan at the end of 2006.

As a result, we recorded total charges of $604,000 in 2006 associated with the restructuring plan. The 2006 charge consisted of $531,000 of employee severance costs and $73,000 of costs to implement the plan. Of the total amount, $60,000 represents charges relating to stock option modifications.

In connection with the restructuring, we paid cash of $544,000 and recognized costs amounting to $60,000 for stock option modifications. We currently expect no future costs to be incurred associated with the 2006 restructuring plan.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized. Our ultimate realization of the deferred tax assets is dependent upon our generating future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, we have established a valuation allowance of approximately $4.6 million at December 31, 2007. In 2007, we utilized $2.1 million of net operating losses.

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

In August 2004, the IRS promulgated regulations, effective August 12, 2004, that had the effect of making certain of our overseas entities that are incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes. In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding sentence are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. As a result, in December 2004, the Company effected certain filings in Delaware to ensure that these subsidiaries would not be treated as U.S. corporations for U.S. federal income tax purposes as of the date of filing and as such, were not subject to U.S. federal income taxes commencing January 1, 2005. On January 30, 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive. In December 2007, the Company received a notification from the IRS for the entitlement of the refund for taxes paid and the interest amounting to approximately $395,000 and $60,000, respectively. The Company appropriately recorded a benefit and an income tax receivable at December 31, 2007.

Net Loss/Income

We recorded net income of $4.6 million in 2007 compared with a net loss of $7.3 million in 2006.  The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	December 31,
	2008	2007	2006

Cash and cash equivalents	$13,875	$14,751	$13,597
Working capital	22,807	16,329	14,292

At December 31, 2008, we had cash and cash equivalents of $13.9 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of December 31, 2008, we had no third party debt and had working capital of approximately $22.8 million as compared to working capital of approximately $16.3 million at December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

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

Net Cash Provided By (Used In) Operating Activities

Cash provided by our operating activities in 2008 was $4.5 million resulting from a net income of $7.6 million, adjustments for non-cash items of $0.8 million and $3.9 million used for working capital. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, $3.6 million for deferred taxes primarily resulting from a reversal of valuation allowance for the U.S. entity amounting to $3.3 million and $0.4 million for pension costs. Working capital activities primarily consisted of a use of cash of $3.3 million for an increase in accounts receivable primarily related to an increase in revenue and use of cash of $0.6 million for decline in accounts payable and accrued expenses representing the timing of expenditures and payments.

Cash provided by our operating activities in 2007 was $6 million resulting from a net income of $4.6 million, adjustments for non-cash items of $3.9 million and $2.5 million used for working capital. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization and $0.7 million for pension costs. Working capital activities primarily consisted of a use of cash of $4.2 million for an increase in accounts receivable primarily related to an increase in revenue, a source of cash of $1.0 million of an increase in accounts payable due to timing of expenditure, a source of cash of $1.7 million for an increase in accrued salaries and wages due to an increase in the number of employees and higher labor rates in support of higher revenue volume and a use of cash of $1.5 million due to payment of minimum withholding taxes on the net settlement of stock options exercised by our Chairman and CEO.

Cash used in our operating activities in 2006 was $3.4 million resulting from a net loss of $7.3 million, offset by adjustments for non-cash items of $3.8 million and $0.1 million generated by working capital. Adjustments for non-cash items primarily consisted of $3.4 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.7 million for a decrease in accounts receivable primarily related to a decrease in our revenues and timing of collections, a use of cash of $0.5 million for a decrease in accounts payable representing payments made to vendors, a source of cash of $0.7 million for an increase in accrued expenses and accrued salaries and wages primarily related to the accruals for bonus and retirement benefits and a use of cash of $0.7 million due to increase in prepaid expenses and other current assets.

At December 31, 2008, our days’ sales outstanding were approximately 62 days as compared to 52 days as of December 31, 2007 and 56 days as of December 31, 2006.

Net Cash Used in Investing Activities

During 2008, 2007 and 2006, cash used in our investing activities was $2.5 million, $4.4 million and $2.3 million, respectively for capital expenditures. Capital expenditures in 2008 and 2007 related principally to routine purchasing of technology equipment and facility upgrades. Capital spending in 2006 related principally to normal ongoing equipment upgrades, project requirement specific equipment, and improvements in infrastructure. Furthermore, in 2008 and 2007, we acquired certain computer and communications equipment approximating $0.1 million and $0.8 million, respectively, through finance leases (non-cash). During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $5.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $0.1 million, $0.5 million and $0.4 million in 2008, 2007 and 2006, respectively.

In May 2008, we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock. As of December 31, 2008, we acquired approximately 606,000 shares of our common stock for approximately $1.9 million at a volume weighted average price of $3.08 per share. This authorization replaced a prior authorization made in August 2006, whereby the Board of Directors authorized the repurchase of up to $1.0 million of our common stock of which we repurchased approximately 182,000 shares. We paid $0.3 million to repurchase these shares in 2006. No shares were repurchased in 2007.

In March 2008, we renewed a vendor agreement, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. As of December 31, 2008, we paid $0.5 million under this agreement. The agreement, which expired in February 2008, was originally entered into in February 2005 for a total cost of approximately $1.6 million. In conjunction with this agreement, we paid approximately $0.6 million and $0.5 million in 2007 and 2006, respectively.

In 2006, additional software licenses amounting to $164,000 were acquired under staggered payment terms. Total payment made on these purchases in 2007 and 2006 amounted to $78,000 and $82,000, respectively, with the remaining balance paid in January 2008.

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. based operating expenses in Asia. Our U.S. Corporate headquarters has historically funded expenditures for our foreign subsidiaries based in the Philippines and India. We are exposed to foreign exchange risk and therefore we sometimes use foreign currency forward contracts to mitigate our exposure to fluctuating future cash flows arising from changes in foreign exchange rates. In 2007 and 2008, we entered into foreign currency forward contracts, with a maximum term of six months and an aggregate notional amount of $4.5 million and $11.6 million, respectively, to sell U.S. Dollars for Philippine Pesos and Indian Rupees that were all settled at December 31, 2007 and 2008. All realized gains and losses were reported in our consolidated statement of operations. We may continue to enter into such instruments, or other instruments in the future, to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by our Company’s accounts receivable. We have no outstanding obligations under this credit line as of December 31, 2008. We plan on renewing the line of credit in the second quarter of 2009.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future. We have historically funded our foreign expenditures from our U.S. Corporate headquarters on an as-needed basis.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2008, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$453	$277	$176	$-	$-
Non-cancelable operating leases	1,525	787	625	113	-
Long-term vendor obligations	1,100	550	550	-	-

Total contractual cash obligations	$3,078	$1,614	$1,351	$113	$-

Future expected obligations under the Company’s pension benefit plans have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations.  We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts.  Contracts are typically subject to numerous termination provisions.

Our quarterly operating results are subject to certain fluctuations.  We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter.

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our consolidated results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

We recognize IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We recognize revenue for such services billed under fixed fee arrangements, which are not significant to our overall revenues, using the percentage-of-completion method under contract accounting as we perform services or reach output milestones.  We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.  For arrangements in which percentage-of-completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable).  Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2008.  We recognize revenue billed on a time and materials basis as we perform the services.

Long-lived Assets

We account for long-lived assets under Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.  We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable.  The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price  for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of  the  existence  of one or more of the above-mentioned factors,  we perform an impairment analysis using a projected discounted cash flow  method.  We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets.  If these estimates or related assumptions change in the future, we may be required to record an impairment charge.  Impairment charges would be included in  general  and  administrative  expenses  in  our statements  of operations,  and  would result in reduced carrying amounts of the related assets on  our balance  sheets.  We did not recognize an impairment in any of our long-lived assets in each of the three years in the period ended December 31, 2008.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  We provide a valuation allowance for net operating loss carryforwards which may not be realized and for deferred tax assets in foreign jurisdictions which may not be realized because of our current tax holidays. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Change in valuation allowance from period to period is included in our tax provision in the period of change. We have recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States.
In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 did not have an effect on our results of operations or financial position. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.

Goodwill and Other Intangible Assets

SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that we test goodwill annually for impairment using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.  If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.  Our most recent test for impairment was conducted as of September 30, 2008, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors and employees of the Company under various Stock Option Plans approved by stockholders.

Effective January 1, 2006, we were required to account for stock-based awards in accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which required the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and is recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $220,000, $174,000 and $241,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of business.    Our legal reserves related to these proceedings and claims are based on a determination of whether or not the loss is probable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Based on consultation with legal counsel, we believe that recovery against us for the legal proceedings and claims would nevertheless be unlikely.

Pensions

Most of our non-U.S. subsidiaries provide for government mandated defined pension benefits covering those employees who meet certain eligibility requirements. Pension assumptions are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions – discount rate and rate of increase in compensation levels – are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan and a country specific basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with generally accepted accounting principles, the impact of these differences are accumulated and amortized over future periods.

Development Costs of Software

We expense research and development costs for the development of new software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, and substantial enhancements to such existing software products, until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers.  We expense all other research and development costs as incurred.

We did not capitalize any software development costs during any of the three years in the period ended December 31, 2008.  Included in our selling and administrative expense are research and development costs totaling approximately $922,000 for the year ended December 31, 2006. The Company did not incur any research and development costs in 2008 and 2007.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our adoption of SFAS 157 did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. In accordance with FASB Staff Position No. FAS 157-2 (“FSP 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements. We do not believe that the adoption of SFAS 157-2 will have a material impact on our consolidated financial statements. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective upon issuance and did not have a material effect on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in 2008. Therefore, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retroactively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS 160 will have an impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”  (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “ Business Combinations”  and other generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2008) plus ½% or LIBOR (0.46% at December 31, 2008) plus 3%.  We have not borrowed under this line in 2008.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that are subject to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry operations. Our significant operations are based in the Philippines and India where revenues are generated in U.S. Dollars and the corresponding expenses are generated in Philippine pesos and Indian rupees.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2008. These forward contracts were entered into for a maximum term of six months and had an aggregate notional amount of $11.6 million. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency will continue to present economic challenges to us and could negatively impact our overall results of operations. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows. As of December 31, 2008, there were no outstanding foreign currency forward contracts.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect our liquidity or the availability of our requirements for capital resources.

As of December 31, 2008, our foreign locations held cash totaling approximately $7.9 million.

Item 8.  Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 12, 2008, the Audit Committee of our Board of Directors approved the dismissal of Grant Thornton LLP as the Company’s independent registered public accounting firm and approved the engagement of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. In connection with our change in accountants, there were no disagreements or reportable events required to be disclosed pursuant to Regulation S-K, Item 304(a)(1)(iv) and item 304(a)(1)(v).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, was audited by J.H. Cohn LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited Innodata Isogen, Inc. and Subsidiaries’ (“Innodata”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Innodata maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, of Innodata Isogen, Inc. and Subsidiaries and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/J.H. Cohn LLP

Roseland, New Jersey
March 9, 2009

Item 9B.  Other information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

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

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 14.  Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 11, 2009
Jack Abuhoff	Chief Executive Officer and President

/s/ Steven L. Ford	Executive Vice President,	March 11, 2009
Steven L. Ford	Chief Financial Officer and Principal Accounting Officer

/s/ Todd Solomon	Director	March 11, 2009
Todd Solomon

/s/ Louise C. Forlenza	Director	March 11, 2009
Louise C. Forlenza

/s/ John R. Marozsan	Director	March 11, 2009
John R. Marozsan

/s/ Peter H. Woodward	Director	March 11, 2009
Peter H. Woodward

/s/ Haig S. Bagerdjian	Director	March 11, 2009
Haig S. Bagerdjian

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited the accompanying consolidated balance sheet of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule as of December 31, 2007, and for the years ended December 31, 2007 and 2006, were audited by other auditors whose report dated March 11, 2008 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2008, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Isogen Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Innodata Isogen, Inc.

We have audited the accompanying consolidated balance sheet of Innodata Isogen, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and subsidiaries’ as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in 2006.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 11, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share data)
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$13,875	$14,751
Accounts receivable-net of allowance for doubtful accounts of $466 and $127 at December 31, 2008 and 2007, respectively	14,017	10,673
Prepaid expenses and other current assets	2,246	2,117
Refundable income taxes	-	453
Deferred income taxes	4,115	202
Total current assets	34,253	28,196
Property and equipment, net	6,726	7,160
Other assets	2,825	2,037
Deferred income taxes	906	381
Goodwill	675	675
Total assets	$45,385	$38,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,053	$1,973
Accrued expenses	2,540	2,227
Accrued salaries, wages and related benefits	5,289	5,244
Income and other taxes	1,649	2,053
Current portion of long term obligations	915	370
Total current liabilities	11,446	11,867
Deferred income taxes	2,080	1,224
Long term obligations	1,671	2,128

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,907,000 issued and 24,119,000 outstanding at December 31, 2008; and 24,881,000 issued and 24,699,000 outstanding at December 31, 2007	249	249
Additional paid-in capital	16,614	16,323
Retained earnings	14,772	7,188
Accumulated other comprehensive income (loss)	742	(211)
	32,377	23,549
Less: treasury stock, 788,000 shares at December 31, 2008 and 182,000 shares at December 31, 2007, at cost	(2,189)	(319)
Total stockholders’ equity	30,188	23,230
Total liabilities and stockholders’ equity	$45,385	$38,449
See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except per share amounts)

	2008	2007	2006

Revenues	$75,001	$67,731	$40,953

Operating costs and expenses
Direct operating costs	53,525	48,581	34,316
Selling and administrative expenses	16,134	15,281	14,713
	69,659	63,862	49,029

Income (loss) from operations	5,342	3,869	(8,076)

Other (income) expenses
Interest expense	56	33	7
Interest income	(262)	(678)	(683)

Income (loss) before benefit from income taxes	5,548	4,514	(7,400)

Benefit from income taxes	(2,036)	(52)	(77)

Net income (loss)	$7,584	$4,566	$(7,323)

Income (loss) per share:

Basic:	$.31	$.19	$(.30)

Diluted:	$.30	$.18	$(.30)

Weighted average shares outstanding:

Basic:	24,390	24,142	24,021

Diluted:	25,137	25,327	24,021

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2006	23,669	$237	$16,632	$9,945	-	-	$26,814

Net loss	-	-	-	(7,323)	-	-	(7,323)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Purchase of treasury stock	(182)	-	-	-	-	(319)	(319)
Non-cash equity compensation	-	-	241	-	-	-	241
Adjustment to initially apply FASB Statement 158, net of tax	-	-	-	-	(760)	-	(760)

December 31, 2006	23,905	241	17,225	2,622	(760)	(319)	19,009

Net income	-	-	-	4,566	-	-	4,566
Issuance of common stock upon exercise of stock options	794	8	447	-	-	-	455
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)	-	-	-	(1,523)
Non-cash equity compensation	-	-	174	-	-	-	174
Change in transitional projected benefit obligation, net of tax	-	-	-	-	549	-	549

December 31, 2007	24,699	249	16,323	7,188	(211)	(319)	23,230

Net income	-	-	-	7,584	-	-	7,584
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Non-cash equity compensation	-	-	220	-	-	-	220
Change in transitional projected benefit obligation, net of tax	-	-	-	-	953	-	953
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)

December 31, 2008	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188

See notes to consolidated financial statements.

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)
	2008	2007	2006

Cash flow from operating activities:
Net income (loss)	$7,584	$4,566	$(7,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,702	3,156	3,437
Stock-based compensation	220	174	241
Deferred income taxes	(3,582)	(87)	(222)
Pension cost	439	667	313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,344)	(4,189)	685
Prepaid expenses and other current assets	204	(976)	(665)
Refundable income taxes	453	609	153
Other assets	(206)	(147)	(189)
Accounts payable	(920)	986	(542)
Accrued expenses	313	258	367
Payment of minimum withholding taxes on net settlement of stock options	-	(1,523)	-
Accrued salaries and wages	45	1,745	379
Income and other taxes	(404)	758	(68)
Net cash provided by (used in) operating activities	4,504	5,997	(3,434)

Cash flows from investing activities:
Capital expenditures	(2,452)	(4,449)	(2,329)
Net cash used in investing activities	(2,452)	(4,449)	(2,329)

Cash flows from financing activities:
Payment of long-term obligations	(1,129)	(849)	(736)
Proceeds from exercise of stock options	71	455	356
Purchase of treasury stock	(1,870)	-	(319)
Net cash used in financing activities	(2,928)	(394)	(699)

(Decrease) Increase in cash and cash equivalents	(876)	1,154	(6,462)

Cash and cash equivalents, beginning of year	14,751	13,597	20,059
Cash and cash equivalents, end of year	$13,875	$14,751	$13,597

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,099	$325	$340
Cash paid for interest	$56	$33	$7

Non-cash investing and financing activities:
Acquisition of equipment utilizing capital leases	$81	$770	$-
Vendor financed software licenses acquired	$1,650	$-	$164
See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology services that help organizations create, manage and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our IT system professional supports the design, implementation, integration and deployment of digital systems used to author, manage and distribute content.

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

The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Revenue from such services billed under fixed fee arrangements, which are not significant to the overall revenue, is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable).  Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2008.  Revenue billed on a time and materials basis is recognized as services are performed.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India and Sri Lanka is U.S. dollars.  As such, transactions denominated in Philippine pesos, Indian and Sri Lanka rupees were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2008 and 2007 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange (gains) losses resulting from such transactions of approximately $(190,000), $925,000 and $283,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived Assets-The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”).  Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable.  The following factors, if present, may trigger an impairment  review:  (i)  significant  underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price  for  a  sustained  period;  and  (iv)  a  change  in the Company’s market capitalization relative to net book value.  If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed initially using a projected undiscounted cash flow method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in  general  and  administrative  expenses  in  the  Company’s  statements  of operations,  and  would result in reduced carrying amounts of the related assets on  the  Company’s  balance  sheets.  No impairment charges were recorded in the three years ended December 31, 2008.

Goodwill and Other Intangible Assets-Goodwill represents the excess purchase price paid over the fair value of net assets acquired.  Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, the Company tests its goodwill on an annual basis using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.  If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the annual impairment test conducted by the Company on September 30, 2008, 2007 and 2006 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company would determine that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Change in valuation allowance from period to period is included in the Company’s tax provision in the period of change. The Company has recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statement of operations.

Accounting for Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS 123(R)”), which required the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2008	2007	2006

Direct operating costs	$46	$74	$80
Selling and adminstrative expenses	174	100	161

Total stock-based compensation	$220	$174	$241

Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and other current assets and liabilities approximated fair value as of December 31, 2008 and 2007 because of the relative short maturity of these instruments.  The carrying amounts of long term obligations approximate their fair value as of December 31, 2008 and 2007 based upon rates currently available to the Company.

Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities except as it applies to the non financial assets and non financial liabilities subject to FSP 157-2. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial position and consolidated results of operations or liquidity. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

•	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

SFAS 157 does not require any new fair value measurements; however, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. The Company records foreign currency forward contracts in accordance with SFAS 133. As of December 31, 2008, there were no outstanding foreign currency forward contracts.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) per Share- Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. As the Company was in a net loss position for the year ended December 31, 2006, the potential common shares derived from stock options were excluded from the calculation of diluted income (loss) per share as these shares would have had an anti-dilutive effect.

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

No software development costs were capitalized during each of the three years in the period ended December 31, 2008.  The Company did not incur any research and development costs in 2008 and 2007. Included in selling and administrative expense are research and development costs totaling approximately $922,000 for the year ended December 31, 2006.

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

Deferred revenue-Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2008 and 2007 is deferred revenue amounting to $1,296,000 and $863,000, respectively.

Reclassifications-Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. In accordance with FASB Staff Position No. FAS 157-2 (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statements. The Company does not believe that the adoption of SFAS 157-2 will have a material impact on our consolidated financial statements. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective upon issuance and did not have a material effect on the Company’s consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retroactively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”  (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) (revised 2007), “ Business Combinations”  and other generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2008	2007

Equipment	$18,831	$18,648
Software	3,671	3,293
Furniture and office equipment	1,878	1,672
Leasehold improvements	4,149	3,550
Total	28,529	27,163

Less accumulated depreciation and amortization	(21,803)	(20,003)

	$6,726	$7,160

Depreciation and amortization expense of property and equipment was approximately $3,129,000, $2,622,000 and $2,750,000 for each of the three years in the period ended December 31, 2008.

At December 31, 2008 and 2007, equipment under capital leases had a gross cost of approximately $1,562,000 and $1,481,000, respectively. Amortization of assets under capital leases is included under depreciation expense.

3.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2008 (in thousands) are as follows:

	2008	2007	2006

Current income tax expense:
Foreign	$1,531	$441	$191
Federal	72	(359)	(35)
State and local	20	(54)	(11)
	1,623	28	145
Deferred income tax benefit:
Foreign	$(342)	$(103)	$(222)
Federal	(2,439)	31	-
State and local	(878)	(8)	-
	$(3,659)	$(80)	$(222)

Benefit from income taxes	$(2,036)	$(52)	$(77)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31 is summarized as follows:

	2008	2007	2006

Federal statutory rate	34.0%	34.0%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	4.6	(11.3)	-
Taxes on foreign income at rates that differ from US
statutory rate	6.9	(2.5)	(6.4)
Change in valuation allowance on deferred tax assets	(83.2)	(4.8)	39.1
IRS refund for foreign subsidiaries	-	(8.7)	-
Other	1.0	(7.8)	0.3
Effective rate	(36.7)%	(1.1)%	(1.0)%

No tax benefits related to stock option exercises was recorded for each of the three years in the period ended December 31, 2008 due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2008	2007

Deferred income tax assets:
Allowances not currently deductible	$267	$88
Depreciation and amortization	297	95
Equity compensation not currently deductible	265	212
Net operating loss carryforwards	3,381	4,682
Expenses not deductible until paid	836	885
Other	43	5
Total gross deferred income tax assets before valuation allowance	5,089	5,967
Valuation allowance	(68)	(4,627)
Net deferred income tax assets	5,021	1,340

Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	(1,981)	(1,981)
Other	(99)	-
Totals	(2,080)	(1,981)

Net deferred asset (liability)	$2,941	$(641)

Net deferred income tax asset-current	$4,115	$202
Net deferred income tax asset-long term	906	381
Net deferred income tax liability-non-current	(2,080)	(1,224)

Net deferred income tax asset (liability)	$2,941	$(641)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. The Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including the Company’s recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 the Company reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $3.3 million. The decline in valuation allowance in 2008 also resulted from the utilization of net operating losses. The remaining valuation allowance at December 31, 2008 represents the portion the Company has established on deferred tax assets of its foreign subsidiaries.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently intends to remit to the United States approximately $5.1 million of foreign earnings for which it has recorded a deferred tax liability. These earnings represent a portion of its foreign profits earned prior to 2002. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to $9.5 million at December 31, 2008. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. Federal or state income taxes has been made.

The Company had established a valuation allowance of approximately $4.6 million at December 31, 2007. The net change in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was a (decline) increase of $(4.6) million, $0.3 million and $3.2 million, respectively. In 2008 and 2007, the Company utilized $3.8 million and $2.1 million of net operating loss carryforwards, respectively. The 2006 increase was offset by a reversal of a valuation allowance of approximately $0.4 million which has been recorded for one of the Company’s Indian subsidiaries.

United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2008	2007	2006

United States	$3,455	$2,750	$(9,707)
Foreign	2,093	1,764	2,307

Total	$5,548	$4,514	$(7,400)

Certain of the Company’s foreign subsidiaries are subject to tax holidays or preferential tax rates for years ranging from 2008 to 2014, pursuant to which the income tax rate for these subsidiaries is substantially reduced. The tax benefit for tax holidays was approximately $378,000, $95,000 and $450,000 for each of the three years in the period ended December 31, 2008.  The income tax holiday of one of our Philippine subsidiaries will expire in May 2009 and that of one of our Indian subsidiaries will expire in March 2009.

At December 31, 2008, the Company has U.S. Federal and New Jersey state net operating loss carryforwards available of approximately $7.9 million and $10.2 million, respectively. These net operating loss carryforwards expire at various times through 2026.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had unrecognized tax benefits of $840,000 and $740,000 at December 31, 2008 and 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $253,000 and $153,000 at December 31, 2008 and 2007, respectively. $664,000 and $564,000 of our unrecognized tax benefits as of December 31, 2008 and 2007, respectively, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the year ended December 31, 2008 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2008	$740
Interest accrual	100
Balance – December 31, 2008	$840

The Company is subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. In the third quarter of 2007, the IRS completed the audit for the Company’s 2004 and 2005 income tax returns, which resulted in a decrease to the Company’s net operating loss carryforward of approximately $70,000. The Company is no longer subject to examination of federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2007.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $434,000, including interest through December 31, 2008, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, the Company received a final tax assessment from the India Bureau of Taxation for the fiscal year ended March 31, 2005 for which the Company has provided adequate tax provision, including interest through December 31, 2008. Management disagrees with the basis of the tax assessment, has filed an appeal against the assessment and will contest it vigorously. In 2008, the Indian Bureau of Taxation has commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

4.	Long term obligations

Total long-term obligations as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Vendor obligations
Capital lease obligations (1)	$453	$659
Deferred lease payments	89	131
Microsoft license (2)	1,100	4

Pension obligations
Accrued pension liability	944	1,704
	$2,586	$2,498
Less: Current portion of long-term obligations	915	370
Total	$1,671	$2,128

         (1) In 2007 and 2008, the Company financed the acquisition of certain computer and communication equipment. The capital lease obligations bear interest at rates ranging from 6% to 12% and are payable over two to three years.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (2)  In March 2008, the Company renewed a vendor agreement, where the original agreement had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company is obligated to pay $137,500 on a quarterly basis over the term of the agreement. The total cost (in thousands) was allocated to the following asset accounts in 2008:

Prepaid expenses and other current assets	$496
Other assets	992
Property and equipment	162

$1,650

Amortization expense was approximately $573,000, $534,000 and $687,000 for each of the three years in the period ended December 31, 2008.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2008 are as follows (in thousands):

2009	$304
2010	158
2011	27
Total minimum lease payments	489
Less: Amount representing interest	36
Present value of net minimum lease payments	453
Less: Current maturities of capital lease obligations	277
Long-term capital lease obligations	$176

5.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of December 31, 2008. The Company plans on renewing the line of credit in the second quarter of 2009.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13").

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. For each of the three years in the period ended December 31, 2008, rent expense, principally for office and production space, totaled approximately $3,037,000, $2,575,000 and $2,163,000, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company leases certain equipment under short-term operating lease agreements. For each of the three years in the period ended December 31, 2008, rent expense for equipment totaled approximately $70,000, $207,000 and $45,000, respectively.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2008 (in thousands) are as follows:

Years Ending December 31,

2009	$787
2010	464
2011	161
2012	113

Total minimum lease payments	$1,525

In connection with the relocation of the Company’s Dallas office, the lessor agreed to pay approximately $246,000 as an incentive to terminate the lease prior to its contractual expiration date.  In connection with this transaction, the Company recognized income of approximately $246,000 in 2006 and this is included in selling and administrative expenses.

Litigation – The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Complainants have moved for execution of this decision before the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

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

Foreign Currency-The Company’s production facilities are located in the Philippines, India, Sri Lanka and Israel. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individual because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations are in the ordinary course of business and, in many cases; do not include a limit on potential maximum future payments. As of December 31, 2008, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2008, the net book value of the property and equipment was $801,000.

6.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $122,000 to the plan for the year ended December 31, 2008.  For the years ended December 31, 2007 and 2006, the Company’s matching contributions were approximately $123,000 and $131,000, respectively.

Non-U.S. Pension benefits - In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans effective for the Company’s year ended December 31, 2006. As required, the Company has adopted this statement and applied it prospectively beginning with the Company’s fiscal year-end December 31, 2006. The adoption resulted in recognition in 2006 of additional pension liabilities of $877,000, an increase of $117,000 to total assets and a decrease to stockholders equity of $760,000.

Most of the non-U.S. subsidiaries provide for government mandated defined pension benefits.  For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age.  The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. Pension expense for foreign subsidiaries totaled approximately $439,000, $667,000 and $313,000 for each of the three years in the period ended December 31, 2008.

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2008	2007	2006

Amount recognized on adoption of SFAS 158	$—	$—	$(760)
Amortization of transition obligation	92	83	—
Actuarial gain	861	466	—

Total	$953	$549	$(760)

Amounts in accumulated other comprehensive income (loss) not yet reflected in net periodic benefit cost, net of taxes:

Acturial gain	$1,327	$466
Transition obligation	(585)	(677)

Total	$742	$(211)

Amounts in accumulated other comprehensive income (loss) expected to be amortized in 2009 net periodic benefit cost, net of taxes:

Acturial gain	$97
Transition obligation	(83)

Total	$14

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements.

Benefit Obligations:

Change in the Benefit Obligation:	2008	2007	2006
Projected benefit obligation at beginning of the year	$1,860	$1,580	$493
Service cost	314	404	176
Interest cost	151	121	68
Actuarial loss (gain)	(1,022)	(442)	903
Foreign currency exchange rate changes	(170)	259	26
Benefits paid	(61)	(62)	(86)
Projected benefit obligation at end of year	$1,072	$1,860	$1,580

Components of Net Periodic Pension Cost:

	2008	2007	2006

Service cost	$314	$404	$176
Interest cost	151	121	68
Actuarial loss (gain) recognized	(26)	142	69
Net periodic pension cost	$439	$667	$313

The accumulated benefit obligation, which represents benefits earned to date, was approximately $453,000 and $395,000 at December 31, 2008 and 2007, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial assumptions for all non-U.S. plans are described below.  The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year.

	2008	2007	2006
Discount rate	7.65%-12%	8%-10%	6.5%-10%
Rate of increase in compensation levels	7%-10%	10%-13%	7%-10%

Estimated Future Benefit Payments:

The following benefit payments (in thousands), which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,

2009	$36
2010	45
2011	51
2011	55
2013	64
2014 to 2018	$1,109

7.	Restructuring Charges

2008 Restructuring Plan

As part of the overall cost reduction plan to reduce operating costs, in December 2008 the Company announced a restructuring plan to reduce its global work force by approximately 260 employees, the majority of whom were based in Asia. Most employees were terminated by December 31, 2008.

In connection with the restructuring, the Company recorded a one-time charge of approximately $475,000 for severance and other personnel-related expenses. As of December 31, 2008, the Company paid $265,000 of the total restructuring charges. The remaining balance will be paid during the first two quarters of 2009 and is included in accrued salaries, wages and related benefits in the consolidated balance sheets.

2006 Restructuring Plan

In September 2006, the Company initiated a restructuring plan as part of an overall cost reduction plan to reduce operating costs and announced a worldwide workforce reduction of slightly under 300 employees, the majority of whom were based in Asia. The plan was substantially implemented by the end of 2006.

As a result, the Company recorded total charges of $604,000 in 2006 associated with the restructuring plan. The 2006 charge consisted of $531,000 of employee severance costs and $73,000 of costs to implement the plan. Of the total amount, $60,000 represents charges relating to stock option modifications.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the restructuring, the Company paid cash of $544,000 by fiscal 2007 and recognized costs amounting to $60,000 for stock option modifications. The Company currently expects no future costs to be incurred associated with the restructuring plan.

Relative to the 2006 restructuring, the Company modified the expiration date of an option held by a departing officer to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.59.  The option, which was scheduled to expire at a rate of 20,000 shares per year commencing on May 31, 2009, was modified wherein 20,000 shares continue to expire on May 31, 2009, 20,000 shares continue to expire on May 31, 2010 and the remaining 60,000 shares will expire on May 31, 2010.  The modification also provided that the option will survive the termination of the officer’s employment with the Company.  The Company recognized, as part of the restructuring cost, $60,000 related to the stock option modification.

The restructuring charges were recorded in the consolidated statements of operations and were allocated as follows (in thousands):

	December 31,
	2008	2007	2006

Cost of sales	$255	$-	$175
Selling and administrative expenses	220	-	429
Total	$475	$-	$604

8.	Capital Stock

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

Preferred Stock – The Company is authorized to issue 5,000,000 shares of preferred stock.  The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reserved - As of December 31, 2008, the Company had reserved for issuance approximately 4,009,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In May 2008, the Company announced that the Board of Directors authorized the repurchase of up to $2.0 million of its common stock. There is no expiration date associated with the program. As of December 31, 2008, the Company repurchased 606,000 shares of its common stock at a cost of approximately $1.9 million, and approximately $0.1 million remains available for repurchase under the program. This authorization replaced a prior authorization made in August 2006.

9.	Stock Options

The Company adopted, with stockholder approval, 1998, 2001, and 2002 Stock Option Plans (the “1998 Plan,” “2001 Plan,” and “2002 Plan”, collectively the “Plans”) which provide for the granting of options to purchase not more than an aggregate of 3,600,000, 900,000 and 950,000 shares of common stock, respectively, subject to adjustment under certain circumstances. Such options may be incentive stock options (“ISOs”) within the meaning of the Internal Revenue Code of 1986, as amended, or options that do not qualify as ISOs (“Non-Qualified Options”).

The option exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value for an ISO, if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company’s stock). Options may be granted under the Stock Option Plans to all officers, directors, and employees of the Company and, in addition, Non-Qualified Options may be granted to other parties who perform services for the Company. The 1998 Plan expired on July 8, 2008. No options may be granted under the 2001 Plan after May 31, 2011; and under the 2002 Plan after June 30, 2012.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2008	2007	2006 (1)

Weighted average fair value of options granted	$2.46	$2.99	$—

Risk-free interest rate	3.61%	4.61%	—
Expected life (years)	8.00	8.00	—
Expected volatility factor	97%	122%	—
Expected dividends	None	None	—

(1) There were no options granted in 2006.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of option activity under the Plans as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding as January 1, 2008	3,168,263	$2.69
Granted	112,000	2.89
Exercised	(26,318)	2.69
Forfeited/Expired	(80,834)	3.53

Outstanding as December 31, 2008	3,173,111	$2.68	4.76	$686,068

Exercisable at December 31, 2008	3,057,193	$2.66	4.59	$686,068

The number and weighted-average grant-date fair value of non-vested stock options is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested January 1, 2008	78,928	$3.56
Granted	112,000	2.46
Forfeited	-	-
Vested	(75,010)	2.73
Non-vested December 31, 2008	115,918	$3.03

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2008 totaled approximately $282,000.  These costs are expected to be recognized over a weighted- average term of 3.18 years.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised for each of the three years in the period ended December 31, 2008 was approximately $88,000, $4,339,000 and $1,131,000, respectively. The total fair value of stock options vested during the year ended December 31, 2008 was approximately $205,000.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	December 31,
	2008	2007	2006

Net income (loss)	$7,584	$4,566	$(7,323)
Pension liability adjustment	953	549	(760)
Comprehensive income (loss)	$8,537	$5,115	$(8,083)

Accumulated other comprehensive income (loss) as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes.

11.	Segment reporting and concentrations

In 2007, the Company commenced a reorganization of its management and operating structure. Prior to 2007, the Company’s operations were classified into two operating segments: (1) content-related BPO and KPO services and (2) IT professional services.  In this reorganization, management merged the content-related BPO services and IT professional services segments (ceasing to monitor its operations by these two segments). With this reorganization, the Company consists of one business that generates revenues and expenses. The Company’s chief operating decision maker reviews the full operating results of the entire Company at the consolidated level. Thus, the Company's current operating segment structure reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and makes executive decisions (including the allocation of resources) about the business. There is no end to end responsibility or management other than at the consolidated level, and discrete financial information is available at the consolidated level. Thus the Company has had one operating segment since 2007.

The Company’s services revenues are generated principally from its production facilities located in the Philippines, India, Sri Lanka and Israel.  The Company does not depend on revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

Long-lived assets as of December 31, 2008 and 2007, respectively by geographic region are comprised of:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
	(in thousands)

United States	$1,372	$1,643

Foreign countries:
Philippines	3,379	3,785
India	1,675	1,886
Sri Lanka	654	509
Israel	321	12
Total foreign	6,029	6,192
	$7,401	$7,835

Four clients generated approximately 57%, 61% and 54% of our total revenues in the fiscal year ended December 31, 2008, 2007 and 2006, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2008, 2007 and 2006, revenues to non-US clients accounted for 21%, 23% and 37%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, by geographic region (determined based upon customer’s domicile), are as follows:

	2008	2007	2006
	(in thousands)

United States	$59,042	$52,017	$25,951
The Netherlands	7,564	9,070	10,200
Other - principally Europe	8,395	6,644	4,802
	$75,001	$67,731	$40,953

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from two clients. As of December 31, 2007, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from one client. No other clients accounts for 10% or more of the receivables as of December 31, 2008 and 2007.

12.	Income (Loss) per Share

	2008	2007	2006
	(in thousands, except per share amounts)

Net income (loss)	$7,584	$4,566	$(7,323)

Weighted average common shares outstanding	24,390	24,142	24,021
Dilutive effect of outstanding options	747	1,185	-
Adjusted for dilutive computation	25,137	25,327	24,021

Basic income (loss) per share	$.31	$.19	$(.30)

Diluted income (loss) per share	$.30	$.18	$(.30)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 1.1 million shares of common stock in 2008 and 2.8 million shares of common stock in 2006 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted net income (loss) per share in 2007 as the exercise price was lower than the average market price.  In addition, diluted net loss per share does not include 0.8 million potential common shares derived from stock options for the year ended December 31, 2006 because as a result of the Company incurring losses, their effect would have been antidilutive.

13.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2008
Revenues	$18,400	$17,870	$18,333	$20,398
Net income	$833	$36	$1,108	$5,607
Basic net income per share	$.03	$-	$.05	$.23
Diluted net income per share	$.03	$-	$.05	$.23

2007
Revenues	$12,729	$16,347	$18,138	$20,517
Net loss	$(643)	$862	$2,115	$2,232
Basic net loss per share	$(.03)	$.04	$.09	$.09
Diluted net loss per share	$(.03)	$.03	$.08	$.09

14.	Financial Instruments

The Company has a large portion of its operations in international markets that are subject to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines and India.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts in 2008 and in 2007, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company has utilized non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

As of December 31, 2008 and 2007, there were no outstanding foreign currency forward contracts. Any increase or decrease in the fair value of the Company’s currency exchange rate sensitive forward contracts is substantially offset by a corresponding decrease or increase in the fair value of the hedged cash flows.

For the years ended December 31, 2008 and 2007, the Company realized losses of approximately $1.1 million and gains of approximately $0.1 million arising on settlement of foreign currency forward contracts. These losses are reflected as a component of direct operating costs and were substantially offset by a corresponding increase in the fair value of the hedged cash flows.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005Employment Agreement dated as of December 22,2005 Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30,2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

16	Letter of Grant Thornton regarding change in certifying accountant.	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of J.H. Cohn LLP	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

INNODATA ISOGEN, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 was as follows:

		Additions
		Charged to
Period	Balance at Beginning of Period	Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2008	$127	$341	$-	$(2)	$466

2007	$70	$108	$-	$(75)	$127

2006	$111	$(9)	$-	$(33)	$70