Form 10-Q
period 2009-03-31
INNODATA ISOGEN INC
filed 2009-05-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(201) 371-8000
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2009 was 24,206,499.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2009

INDEX

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,630	$13,875
Accounts receivable, net	15,136	14,017
Prepaid expenses and other current assets	2,358	2,246
Deferred income taxes	3,211	4,115
Total current assets	37,335	34,253
Property and equipment, net	6,282	6,726
Other assets	2,775	2,825
Deferred income taxes	829	906
Goodwill	675	675
Total assets	$47,896	$45,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$1,053
Accrued expenses	1,946	2,540
Accrued salaries, wages and related benefits	4,929	5,289
Income and other taxes	1,425	1,649
Current portion of long term obligations	904	915
Total current liabilities	10,410	11,446
Deferred income taxes	2,075	2,080
Long term obligations	1,488	1,671
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,942,000 issued and 24,154,000 outstanding at March 31, 2009; and 24,907,000 issued and 24,119,000 outstanding at December 31, 2008	249	249
Additional paid-in capital	16,778	16,614
Retained earnings	18,353	14,772
Accumulated other comprehensive income	732	742
	36,112	32,377
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	33,923	30,188
Total liabilities and stockholders’ equity	$47,896	$45,385

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Revenues	$21,815	$18,400
Operating costs and expenses:
Direct operating costs	13,110	13,329
Selling and administrative expenses	3,607	4,317
Interest income, net	(13)	(56)
Totals	16,704	17,590
Income before provision for (benefit from) income taxes	5,111	810
Provision for (benefit from) income taxes	1,530	(23)
Net income	$3,581	$833
Income per share:
Basic and diluted:	$.15	$.03
Weighted average shares outstanding:
Basic	24,138	24,724
Diluted	24,568	26,205

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Three Months Ended March 31,
	2009	2008

Cash flow from operating activities:
Net income	$3,581	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916	901
Stock-based compensation	83	39
Deferred income taxes	973	326
Pension cost	73	176
Changes in operating assets and liabilities:
Accounts receivable	(1,119)	893
Prepaid expenses and other current assets	(112)	(161)
Other assets	(73)	(93)
Accounts payable and accrued expenses	(441)	(132)
Accrued salaries, wages and related benefits	(360)	(565)
Income and other taxes	(224)	(106)
Net cash provided by operating activities	3,297	2,111

Cash flow from investing activities:
Capital expenditures	(349)	(794)

Cash flow from financing activities:
Payment of long term obligations	(274)	(86)
Proceeds from exercise of stock options	81	71

Net cash used in financing activities	(193)	(15)

Increase in cash and cash equivalents	2,755	1,302

Cash and cash equivalents, beginning of period	13,875	14,751

Cash and cash equivalents, end of period	$16,630	$16,053

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$20
Cash paid for income taxes	$1,027	$100

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$-	$1,650

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188

Net income	-	-	-	3,581	-	-	3,581
Issuance of common stock upon exercise of stock options	35	-	81	-	-	-	81
Stock-based compensation	-	-	83	-	-	-	83
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	(10)	-	(10)

March 31, 2009	24,154	$249	$16,778	$18,353	$732	$(2,189)	$33,923

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	833	-	-	833
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Stock-based compensation	-	-	39	-	-	-	39
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	21	-	21
Change in fair value of derivatives, net of taxes	-	-	-	-	(91)	-	(91)

March 31, 2008	24,725	$249	$16,433	$8,021	$(281)	$(319)	$24,103

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology (“IT”) services that help leading media, publishing and information service companies create, manage, use and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.  Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2008 consolidated financial statements.

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures.

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars.  As such, transactions denominated in Philippines pesos, Indian and Sri Lankan rupees and Israeli shekel were translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at March 31, 2009 and 2008 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange (gains) losses resulting from such transactions in the amounts of $(242,000) and $44,000 in the three months ended March 31, 2009 and 2008, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

Fair Value of Financial Instruments-The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2009 and December 31, 2008, because of the relative short maturity of these instruments.  The carrying amounts of long term obligations approximated their fair value as of March 31, 2009 and December 31, 2008, based upon rates currently available to the Company.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) on January 1, 2009, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have any impact on the Company’s condensed consolidated financial statements.

Reclassifications-Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company does not have a noncontrolling interest in any of its subsidiaries. SFAS 141 (R) and SFAS 160 will impact acquisitions closed on or after January 1, 2009. Adoption did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141(R). FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. Absent any material business combinations, the adoption of this FSP did not have any impact on the Company’s condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 had no financial impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)”. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The adoption had no impact on the Company’s condensed consolidated financial statements.

2.	Long term obligations

Total long term obligations as of March 31, 2009 and December 31, 2008 consist of the following (amounts in thousands):

	2009	2008

Vendor obligations:
Capital lease obligations	$372	$453
Deferred lease payments	89	89
Microsoft license	963	1,100

Pension obligations:
Accrued pension liability	968	944
	2,392	2,586
Less: current portion of long term obligations	904	915
Totals	$1,488	$1,671

3.	Income taxes

The Company had unrecognized tax benefits of $847,000 and $840,000 at March 31, 2009 and December 31, 2008, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $260,000 and $253,000 at March 31, 2009 and December 31, 2008, respectively. $671,000 and $664,000 of the unrecognized tax benefits as of March 31, 2009 and December 31, 2008, respectively, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2009 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2009	$840
Interest accrual	7
Balance - March 31, 2009	$847

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2007.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $434,000, including interest through March 31, 2009, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, the Company received a final tax assessment from the Indian Bureau of Taxation for the fiscal year ended March 31, 2005 for which the Company has provided adequate tax provision, including interest through March 31, 2009. Management disagrees with the basis of the tax assessment, has filed an appeal against the assessment and will contest it vigorously. In 2008, the Indian Bureau of Taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

4.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of March 31, 2009. The Company plans on renewing the line of credit in the second quarter of 2009.

Litigation– The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and payment of back wages and benefits that aggregate approximately $7.5 million. Complainants have moved for execution of this decision before the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

5.	Stock options

A summary of option activity under the Company’s stock option plans as of March 31, 2009, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,173,111	$2.68
Granted	-	-
Exercised	(35,000)	2.34
Forfeited/Expired	(7,000)	2.25

Outstanding at March 31, 2009	3,131,111	$2.68	4.53	$2,575,715

Exercisable at March 31, 2009	3,043,193	$2.67	4.41	$2,543,681

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2009 and 2008.

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2009 totaled approximately $199,000. The weighted-average period over which these costs will be recognized is fourteen months.

The total intrinsic value of options exercised for the three months ended March 31, 2009 and March 31, 2008 was approximately $4,000 and $88,000, respectively.  The total fair value of stock options vested during the three months ended March 31, 2009 was $69,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three months ended March 31,
	2009	2008

Direct operating costs	$3	$14
Selling and adminstrative expenses	80	25

Total stock-based compensation	$83	$39

6.	Comprehensive income

The components of comprehensive income are as follows:

	Three months ended
	March 31,
	2009	2008

Net income	$3,581	$833
Pension liability adjustment	(10)	21
Unrealized loss from derivatives	—	(91)
Comprehensive income	$3,571	$763

Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes and changes in fair value of derivatives, net of taxes.

7.	Restructuring charges

As part of the overall cost reduction plan to reduce operating costs, in December 2008, the Company announced a restructuring plan to reduce its global work force by approximately 260 employees, the majority of whom were based in Asia. The termination date for most of the affected employees was December 31, 2008.

As of March 31, 2009 and December 31, 2008, accrued salaries, wages and related benefits included approximately $51,000 and $210,000, respectively, related to restructuring costs charged in 2008. During the three months ended March 31, 2009, the Company paid severance costs totaling $159,000 and expects to pay the remaining balance of $51,000 in the second quarter of 2009.

8.   Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three months ended
	March 31,
	2009	2008

United States	$18,203	$14,683
The Netherlands	1,619	1,984
Other - principally Europe	1,993	1,733
	$21,815	$18,400

Long-lived assets as of March 31, 2009 and December 31, 2008, respectively, by geographic regions are comprised of:

	2009	2008
	(in thousands)
United States	$1,294	$1,372

Foreign countries:
Philippines	3,189	3,379
India	1,550	1,675
Sri Lanka	612	654
Israel	312	321
Total foreign	5,663	6,029
	$6,957	$7,401

The Company’s top two clients generated approximately 56% and 52% of our revenues for the three months ended March 31, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended March 31, 2009 and 2008, revenues from non-US clients accounted for 17% and 20%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally includes significant amounts due from such clients. In addition, as of March 31, 2009, approximately 15% of the Company's accounts receivable was from foreign (principally European) clients and 57% of accounts receivable was due from two clients.  As of December 31, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from two clients.

9.	Income per share

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)

Net income	$3,581	$833

Weighted average common shares outstanding	24,138	24,724
Dilutive effect of outstanding options	430	1,481
Adjusted for dilutive computation	24,568	26,205

Income per share – basic and diluted	$.15	$.03

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 1.4 million shares of common stock as of March 31, 2009 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted income per share as of March 31, 2008, as the exercise price was lower than the average market price.

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

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts in 2008, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company had utilized non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

As of March 31, 2009 and December 31, 2008, there were no outstanding foreign currency forward contracts or other derivative instruments. For the three months ended March 31, 2008, the Company realized losses of approximately $0.1 million. These losses are reflected as a component of direct operating costs and were substantially offset by a corresponding increase in the fair value of the hedged cash flows. The Company did not enter into foreign currency forward contracts in the three months ended March 31, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “believe,” “expect,” and “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focus on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and generally recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis.  Revenues for contracts billed on a time-and-materials basis are recognized as services are performed.  Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting as services are performed or as portions of projects are completed.

Revenues were $21.8 million for the three months ended March 31, 2009 compared to $18.4 million for the similar period in 2008, an increase of approximately 19%. The $3.4 million increase in revenues, which is principally attributable to one client, reflects a $0.9 million increase from recurring revenue and $2.5 million from non-recurring project revenue.

Our top two clients generated approximately 56% and 52% of our revenues for the three months ended March 31, 2009 and 2008, respectively. No other client accounted for 10% of more of our total revenues for these periods. Further, for the three months ended March 31, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 17% and 20% respectively, of our total revenues.

For the three months ended March 31, 2009, approximately 57% of our revenue was recurring and 43% was non-recurring, compared with 63% and 37%, respectively, for the three months ended March 31, 2008.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation, telecommunications, computer services and supplies.

Direct operating costs were $13.1 million and $13.3 million for the three months ended March 31, 2009 and 2008, respectively, a decline of approximately 2%.  Direct operating costs as a percentage of revenues for the three months ended March 31, 2009 and 2008, were 60% and 72% respectively.

The decrease in direct operating costs was primarily attributable to the cost savings from the restructuring activity undertaken in December 2008 and a favorable impact of foreign exchange rates of approximately $1.6 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. These favorable results were largely offset by an increase in direct operating costs principally due to the increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The direct operating expenses as a percentage of revenues were lower in the three months ended March 31, 2009, compared to the corresponding 2008 period, principally due to higher revenues with less than proportional increases in fixed costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs, and other administrative overhead.

Selling and administrative expenses were $3.6 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively, a decline of approximately 16%. Selling and administrative expenses as a percentage of revenues were 17% and 23% for the three months ended March 31, 2009 and 2008, respectively. The lower percentage reflects reduced operating cost levels on a higher revenue base.

The decrease in selling and administrative expenses principally reflects cost reductions resulting from the restructuring program undertaken in December 2008 and a favorable impact of foreign exchange rates.

Income Taxes

For the three months ended March 31, 2009, we recorded a provision for income taxes for the U.S. entity and certain of our foreign subsidiaries as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended March 31, 2008, no provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax assets. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $3.6 million in the three months ended March 31, 2009 compared with net income of $0.8 million in the comparable period in 2008.  The change was principally attributable to the increase in gross margin resulting from increased revenues and favorable foreign exchange rates, lower selling and administrative expenses as a percentage of revenues, partially offset by an increase in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$16,630	$13,875
Working capital	26,925	22,807

At March 31, 2009, we had cash and cash equivalents of $16.6 million, representing an increase of $2.8 million from December 31, 2008. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of March 31, 2009, we had working capital of approximately $26.9 million as compared to working capital of approximately $22.8 million as of December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2009 was $3.3 million resulting from a net income of $3.6 million, adjustments for non-cash items of $2.0 million and $2.3 million used for working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $1.0 million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $1.1 million for an increase in accounts receivable primarily related to an increase in our revenues, a use of cash of $0.4 million for a decrease in accounts payable and accrued expenses representing the timing of payment and a use of cash of $0.4 million for a decrease in accrued salaries and wages and related benefits due to the payment of bonuses and incentives, which were accrued as of December 31, 2008.

Cash provided by our operating activities for the three months ended March 31, 2008 was $2.1 million resulting from a net income of $0.8 million, adjustments for non-cash items of $1.4 million and approximately $0.1 million used for working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $0.3 million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $0.9 million for a decrease in accounts receivable due to timing of collection, a use of cash of $0.6 million for a decrease in accrued salaries, wages and related benefits primarily due to the payment of bonuses and incentives.

At March 31, 2009, our days’ sales outstanding were approximately 60 days as compared to 62 days as of December 31, 2008.

Net Cash Used in Investing Activities

For the three months ended March 31, 2009, we spent cash approximating $0.3 million for capital expenditures, compared to approximately $0.8 million for the three months ended March 31, 2008. Capital spending in 2009 related principally to purchasing of routine technology equipment. Capital spending in 2008 related principally to purchasing of routine technology equipment and facility upgrades. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $5.0 million, a portion of which we may finance.

Net Cash Used In Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $81,000 and $71,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, payments of long term obligations approximated $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

In March 2008, we renewed a vendor agreement, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.1 million in the three months ended March 31, 2009. No payment was made under this agreement in the three months ended March 31, 2008.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in June 2009, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of March 31, 2009. We plan on renewing the line of credit in the second quarter of 2009.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2009 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$372	$266	$106	$-	$-
Non-cancelable operating leases	1,779	754	951	74	-
Long term vendor obligation	963	413	550	-	-

Total contractual cash obligations	$3,114	$1,433	$1,607	$74	$-

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations.  We generally perform work for our clients under project-specific contracts, requirements-based contracts or long term contracts.  Contracts are typically subject to numerous termination provisions.

Our quarterly operating results are subject to certain fluctuations. We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the three months ended March 31, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We do not have a noncontrolling interest in any of our subsidiaries. SFAS 141 (R) and SFAS 160 will impact acquisitions closed on or after January 1, 2009. Adoption did not have any impact on our condensed consolidated financial statements.

          In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141(R). FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. Absent any material business combinations, the adoption of this FSP did not have any impact on the Company’s condensed consolidated financial statements.

           In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS 161 had no financial impact on our condensed consolidated financial statements.

           In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not believe the adoption of this FSP will materially impact our condensed consolidated financial statements.

          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The adoption had no impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2009) plus ½% or LIBOR (0.52% at March 31, 2009) plus 3%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that are subject to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines and India where revenues are generated in U.S. dollars and the corresponding expenses are generated in Philippine pesos and Indian rupees.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2008. As of March 31, 2009, there were no outstanding foreign currency forward contracts, but we may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency will continue to present economic challenges to us and could negatively impact our overall results of operations. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of March 31, 2009, our foreign locations held cash totaling approximately $5.3 million.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1  Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2  Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

INNODATA ISOGEN, INC.

Date:	May 7, 2009	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 7, 2009	/s/ Jurgen C. Tanpho
Jurgen C. Tanpho
Interim Chief Financial Officer and Principal Accounting Officer