Form 10-Q
period 2009-06-30
INNODATA ISOGEN INC
filed 2009-08-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 31, 2009 was 24,474,099.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended June 30. 2009

INDEX

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$23,118	$13,875
Accounts receivable, net	14,177	14,017
Prepaid expenses and other current assets	2,949	2,246
Deferred income taxes	2,282	4,115

Total current assets	42,526	34,253

Property and equipment, net	6,133	6,726
Other assets	2,694	2,825
Deferred income taxes	948	906
Goodwill	675	675

Total assets	$52,976	$45,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,185	$1,053
Accrued expenses	2,773	2,540
Accrued salaries, wages and related benefits	5,481	5,289
Income and other taxes	1,437	1,649
Current portion of long term obligations	865	915

Total current liabilities	11,741	11,446

Deferred income taxes	2,075	2,080
Long term obligations	1,348	1,671

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 25,198,000 issued and
24,410,000 outstanding at June 30, 2009; and 24,907,000 issued and
24,119,000 outstanding at December 31, 2008	252	249
Additional paid-in capital	17,606	16,614
Retained earnings	21,557	14,772
Accumulated other comprehensive income	586	742
	40,001	32,377
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	37,812	30,188

Total liabilities and stockholders’ equity	$52,976	$45,385

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008

Revenues	$21,635	$17,870

Operating costs and expenses:
Direct operating costs	14,199	13,738
Selling and administrative expenses	3,063	4,074
Interest income, net	(6)	(50)

Totals	17,256	17,762

Income before provision for income taxes	4,379	108

Provision for income taxes	1,175	72

Net income	$3,204	$36

Income per share:

Basic and diluted	$.13	$-

Weighted average shares outstanding:

Basic	24,249	24,600

Diluted	25,373	25,408

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)
	Six Months Ended
	June 30,
	2009	2008

Revenues	$43,450	$36,270

Operating costs and expenses
Direct operating costs	27,309	27,067
Selling and administrative expenses	6,670	8,391
Interest income, net	(19)	(106)
Total	33,960	35,352

Income before provision for income taxes	9,490	918

Provision for income taxes	2,705	49

Net income	$6,785	$869

Income per share:

Basic	$.28	$.04

Diluted	$.27	$.03

Weighted average shares outstanding:

Basic	24,194	24,662

Diluted	24,912	25,807

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flow from operating activities:
Net income	$6,785	$869
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,816	1,836
Stock-based compensation	166	73
Deferred income taxes	1,781	197
Pension cost	85	345
Changes in operating assets and liabilities:
Accounts receivable	(160)	1,880
Prepaid expenses and other current assets	(431)	(279)
Other assets	(117)	(88)
Accounts payable and accrued expenses	227	(533)
Accrued salaries, wages and related benefits	192	(65)
Income and other taxes	(290)	(288)
Net cash provided by operating activities	10,054	3,947

Cash flow from investing activities:
Capital expenditures	(975)	(1,622)

Cash flow from financing activities:
Payment of long term obligations	(471)	(517)
Purchase of treasury stock	-	(1,367)
Proceeds from exercise of stock options	635	71

Net cash provided by (used in) financing activities	164	(1,813)

Increase in cash and cash equivalents	9,243	512

Cash and cash equivalents, beginning of period	13,875	14,751

Cash and cash equivalents, end of period	$23,118	$15,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$33
Cash paid for income taxes	$1,522	$552

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$-	$1,650

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188

Net income	-	-	-	6,785	-	-	6,785
Issuance of common stock upon exercise of stock options	291	3	826	-	-	-	829
Stock-based compensation	-	-	166	-	-	-	166
Change in transitional projected benefit obligation, net
of taxes	-	-	-	-	(18)	-	(18)
Change in fair value of derivatives, net of taxes	-	-	-	-	(138)	-	(138)

June 30, 2009	24,410	$252	$17,606	$21,557	$586	$(2,189)	$37,812

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	869	-	-	869
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Purchase of treasury stock	(430)	-	-	-	-	(1,367)	(1,367)
Stock-based compensation	-	-	73	-	-	-	73
Change in transitional projected benefit obligation, net
of taxes	-	-	-	-	41	-	41
Change in fair value of derivatives, net of taxes	-	-	-	-	(949)	-	(949)

June 30, 2008	24,295	$249	$16,467	$8,057	$(1,119)	$(1,686)	$21,968

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology (“IT”) services that help leading media, publishing and information service companies create, manage, use and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

 In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 6, 2009. No material subsequent events have occurred since June 30, 2009 that would require recognition or disclosure in these condensed consolidated financial statements.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

Foreign Currency-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars.  As such, transactions denominated in Philippines pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at June 30, 2009 and 2008 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses resulting from such transactions in the amounts of $228,000 in the three months ended June 30, 2009. Exchange gains and losses resulting from such transactions were not material in the three months ended June 30, 2008. Exchange gains and losses resulting from such transactions were not material in the six months ended June 30, 2009 and 2008.

Reclassifications-Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

  In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141(R). FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. Absent any material business combinations, the adoption of the FSP did not have any impact on the Company’s condensed consolidated financial statements.

          In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The adoption of the FSP did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on the Company’s consolidated results of operations and financial position.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

2.	Long term obligations

          Total long term obligations as of June 30, 2009 and December 31, 2008 consist of the following (amounts in thousands):

	2009	2008

Vendor obligations:
Capital lease obligations	$297	$453
Deferred lease payments	68	89
Microsoft license	825	1,100

Pension obligations:
Accrued pension liability	1,023	944
	2,213	2,586
Less: current portion of long term obligations	865	915
Totals	$1,348	$1,671

3.	Income taxes

The Company had unrecognized tax benefits of $854,000 and $840,000 at June 30, 2009 and December 31, 2008, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $267,000 and $253,000 at June 30, 2009 and December 31, 2008, respectively. $678,000 and $664,000 of the unrecognized tax benefits as of June 30, 2009 and December 31, 2008, respectively, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2009 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2009	$840
Interest accrual	14
Balance – June 30, 2009	$854

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2008.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest through June 30, 2009, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, the Company received a final tax assessment for the fiscal year ended March 31, 2005 from the Indian Bureau of Taxation approximating $333,000, including interest through June 30, 2009. Management disagrees with the basis of the tax assessment, has filed an appeal against the assessment and will contest it vigorously. In 2008, the Indian Bureau of Taxation commenced an audit of the subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

4.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in August 2009, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of June 30, 2009. The Company plans on renewing the line of credit in the third quarter of 2009.

Litigation– The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Complainants have moved for execution of this decision before the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall results of operations for the above legal proceedings could change in the future.

5.	Stock options

The Company adopted, with stockholder approval, the Innodata Isogen, Inc. 2009 Stock Plan (the “2009 Plan”). The maximum number of shares of common stock that may be delivered under the 2009 Plan is (i) 1,000,000 shares of common stock, plus (ii) 835,834, shares of common stock that were available for issuance under the Company’s 2001 and 2002 Stock Option Plans (the “Prior Plans”) as of the effective date of the 2009 Plan, plus (iii) any shares subject to an award or portion of any award under the Prior Plans that were outstanding as of the effective date of the 2009 Plan that expire or terminate unexercised, become unexercisable or are forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of common stock or other consideration,   subject to adjustment for certain specified changes to the Company's capital structure. No further grants may be made under the Prior Plans.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

All directors, officers and other employees and other persons who provide services to the Company are eligible to participate in the 2009 Plan. The 2009 Plan provides for the grants of stock option (which may be incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or non-qualified stock options). The stock options granted may have a maximum term of up to ten years. The 2009 Plan also provides for awards of stock appreciation rights, restricted stock awards, stock units and performance grants.

The Company’s board of directors may amend, alter, suspend, discontinue, or terminate the 2009 Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2009 Plan ; and provided further that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any participant or any holder or beneficiary of any award theretofore granted shall not to that extent be effective without the consent of the affected participant, holder or beneficiary. Notwithstanding the foregoing, the board of directors may unilaterally amend the 2009 Plan and outstanding awards without participant consent as it deems necessary or appropriate to ensure compliance with applicable securities laws and provisions of the Internal Revenue Code of 1986.

A summary of option activity under the Company’s stock option plans as of June 30, 2009, and changes during the period then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,173,111	$2.68
Granted	-	-
Exercised	(291,197)	2.85
Forfeited/Expired	(51,000)	2.54

Outstanding at June 30, 2009	2,830,914	$2.66	4.22	$5,430,702

Exercisable at June 30, 2009	2,782,246	$2.65	4.15	$5,365,478

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2009 or 2008.

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2009 totaled approximately $115,000. The weighted-average period over which these costs will be recognized is fourteen months.

The total intrinsic value of options exercised for the six months ended June 30, 2009 and 2008 was approximately $330,000 and $88,000, respectively.  The total fair value of stock options vested during the six months ended June 30, 2009 was $176,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Direct operating costs	$3	$17	$6	$31
Selling and adminstrative expenses	80	17	160	42
Total stock-based compensation	$83	$34	$166	$73

6.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$3,204	$36	$6,785	$869
Pension liability adjustment	(8)	20	(18)	41
Unrealized loss from derivatives	(138)	(858)	(138)	(949)
Comprehensive income (loss)	$3,058	$(802)	$6,629	$(39)

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

As of December 31, 2008, accrued salaries, wages and related benefits included approximately $210,000 related to restructuring costs charged in 2008. During the six months ended June 30, 2009, the Company paid these severance costs.

8.	Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Unites States	$18,186	$13,769	$36,389	$28,452
The Netherlands	1,257	1,857	2,876	3,841
Other - principally Europe	2,192	2,244	4,185	3,977
	$21,635	$17,870	$43,450	$36,270

Long-lived assets as of June 30, 2009 and December 31, 2008, respectively, by geographic regions are comprised of (in thousands):

	2009	2008

United States	$1,290	$1,372

Foreign countries:
Philippines	3,091	3,379
India	1,554	1,675
Sri Lanka	555	654
Israel	318	321
Total foreign	5,518	6,029
	$6,808	$7,401

The Company’s top two clients generated approximately 50% and 44% of our revenues for the three months ended June 30, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended June 30, 2009 and 2008, revenues from non-US clients accounted for 16% and 23%, respectively, of the Company's revenues.

The Company’s top two clients generated approximately 53% and 47% of our revenues for the six months ended June 30, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the six months ended June 30, 2009 and 2008, revenues from non-US clients accounted for 16% and 22%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally includes significant amounts due from such clients. In addition, as of June 30, 2009, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 44% of accounts receivable was due from one client.  As of December 31, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from two clients.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

9.	Income per share

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Net income	$3,204	$36	$6,785	$869

Weighted average common shares outstanding	24,249	24,600	24,194	24,662
Dilutive effect of outstanding options	1,124	808	718	1,145
Adjusted for dilution computation	25,373	25,408	24,912	25,807

Basic net income per share	$.13	$-	$.28	$.04

Diluted net income per share	$.13	$-	$.27	$.03

Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

All options outstanding were included in the computation of diluted income per share for the three months ended June 30, 2009, as the exercise price was lower than the average market price. Options to purchase 340,000 shares of common stock for the three months ended June 30, 2008 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

Options to purchase 297,000 shares of common stock for the six months ended June 30, 2009 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. For the six months ended June 30, 2008, all options outstanding were included in the computation of diluted income per share as the exercise price was lower than the average market price.

10.	Derivatives

 In the first quarter of 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company has a large portion of its operations in international markets that are subject to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India and Israel.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2009 was $12.1 million, which is comprised of cash flow hedges denominated in U.S. Dollars.

As of December 31, 2008, there were no outstanding foreign currency forward contracts or other derivative instruments.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2009 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative designated as hedging
instruments under SFAS 133:
	Prepaid expenses and other
Foreign currency forward contracts	current assets	$—	Accrued expenses	$138

Total derivative		$—		$138

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations were as follows (in thousands):

	Three months ended June 30, 2009	Six months ended June 30, 2009

Net gain (loss) recognized in AOCI (1)	$(138)	$(138)
Net gain (loss) reclassified from accumulated AOCI into income	$—	$—
Net gain (loss) recognized in income	$—	$—

(1)  Net change in the fair value of the effective portion classified in accumulated other comprehensive income ("AOCI").

11.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2009 and December 31, 2008, because of the relative short maturity of these instruments.  The carrying amounts of long term obligations approximated their fair value as of June 30, 2009 and December 31, 2008, based upon rates currently available to the Company.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company adopted FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) on January 1, 2009, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 did not have any impact on the Company’s condensed consolidated financial statements.

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

 The following table sets forth the financial assets and liabilities as of June 30, 2009 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$—	$—

Liabilities
Derivatives	$—	$138	$—

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2009 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focus on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and generally recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our IT professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis.  Revenues for contracts billed on a time-and-materials basis are recognized as services are performed.  Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting as services are performed or as portions of projects are completed.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenues

Revenues were $21.6 million for the three months ended June 30, 2009 compared to $17.9 million for the similar period in 2008, an increase of approximately 21%. The $3.7 million increase in revenues, which is principally attributable to one client, reflects a $0.1 million increase from recurring revenue and $3.6 million from non-recurring project revenue.

Our top two clients generated approximately 50% and 44% of our revenues for the three months ended June 30, 2009 and 2008, respectively. No other client accounted for 10% of more of our total revenues for these periods. Further, for the three months ended June 30, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 16% and 23% respectively, of our total revenues.

For the three months ended June 30, 2009, approximately 59% of our revenue was recurring and 41% was non-recurring, compared with 71% and 29%, respectively, for the three months ended June 30, 2008.

Direct Operating Costs

Direct operating costs were $14.2 million and $13.8 million for the three months ended June 30, 2009 and 2008, respectively, an increase of approximately 3%.  Direct operating costs as a percentage of revenues for the three months ended June 30, 2009 and 2008 were 66% and 77% respectively.

The increase in direct operating costs was principally attributable to an increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The increase in direct operating costs was partially offset by cost savings from the restructuring activity undertaken in December 2008 and a favorable impact of foreign exchange rates of approximately $1.4 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. The direct operating expenses as a percentage of revenues was lower in the three months ended June 30, 2009, compared to the corresponding 2008 period, principally due to higher revenues with less than proportional increases in fixed costs.

Selling and Administrative Expenses

Selling and administrative expenses were $3.1 million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, a decline of approximately 25%. Selling and administrative expenses as a percentage of revenues was 14% and 23% for the three months ended June 30, 2009 and 2008, respectively. The lower percentage reflects reduced operating cost levels on a higher revenue base.

The decrease in selling and administrative expenses principally reflects cost reductions resulting from the restructuring program undertaken in December 2008, favorable impact of foreign exchange rates and reduction in payroll and other administrative costs.

Income Taxes

For the three months ended June 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain other foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended June 30, 2008, no provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax assets. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $3.2 million in the three months ended June 30, 2009 compared with net income of $36,000 in the comparable period in 2008.  The change was principally attributable to an increase in gross margin resulting from increased revenues and favorable foreign exchange rates, lower selling and administrative expenses as a percentage of revenues, partially offset by an increase in the provision for income taxes.

Six Months Ended June 30, 2009 and 2008

Revenues

Revenues were $43.5 million for the six months ended June 30, 2009 compared to $36.3 million for the similar period in 2008, an increase of approximately 20%. The $7.2 million increase in revenues, which is principally attributable to one client, reflects a $0.5 million increase from recurring revenue and $6.7 million from non-recurring project revenue.

Our top two clients generated approximately 53% and 47% of our revenues for the six months ended June 30, 2009 and 2008, respectively.  No other client accounted for 10% or more of our total revenues for these periods. Further, for the six months ended June 30, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 16% and 22%, respectively, of our total revenues.

For the six months ended June 30, 2009, approximately 58% of our revenue was recurring and 42% was non-recurring, compared with 68% and 32%, respectively, for the six months ended June 30, 2008.

Direct Operating Costs

Direct operating costs were $27.3 million and $27.1 million for the six months ended June 30, 2009 and 2008, respectively, an increase of 1%.  Direct operating costs as a percentage of revenues for the six months ended June 30, 2009 and 2008 were 63% and 75% respectively.

The increase in direct operating costs was principally attributable to an increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The increase in direct operating costs was partially offset by cost savings from the restructuring activity undertaken in December 2008 and a favorable impact of foreign exchange rates of approximately $3.2 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. The direct operating expenses as a percentage of revenues was lower in the six months ended June 30, 2009, compared to the corresponding 2008 period, principally due to higher revenues with less than proportional increases in fixed costs.

Selling and Administrative Expenses

Selling and administrative expenses were $6.7 million and $8.4 million for the six months ended June 30, 2009 and 2008, respectively, representing a decline of approximately 21%. Selling and administrative expenses as a percentage of revenues was 15% and 23% for the six months ended June 30, 2009 and 2008, respectively. The lower percentage reflects reduced operating cost levels on a higher revenue base.

The decrease in selling and administrative expenses principally reflects cost reductions resulting from the restructuring program undertaken in December 2008, favorable impact of foreign exchange rates and reduction in payroll and other administrative costs.

Income Taxes

For the six months ended June 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain other foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the six months ended June 30, 2008, no provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax assets. In addition, certain overseas income is neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $6.8 million in the six months ended June 30, 2009 compared with a net income of approximately $0.9 million in the comparable period in 2008. The change was principally attributable to an increase in gross margin resulting from increased revenues and favorable foreign exchange rates, lower selling and administrative expenses as a percentage of revenues, partially offset by an increase in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$23,118	$13,875
Working capital	30,785	22,807

At June 30, 2009, we had cash and cash equivalents of $23.1 million, representing a significant increase of $9.2 million from December 31, 2008. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of June 30, 2009, we had working capital of approximately $30.8 million as compared to working capital of approximately $22.8 million as of December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2009 was $10.1 million, representing a significant increase from $3.9 million for the six months ended June 30, 2008.

Cash provided by our operating activities for the six months ended June 30, 2009 was $10.1 million resulting from a net income of $6.8 million, adjustments for non-cash items of $3.9 million and $0.6 million used for working capital. Adjustments for non-cash items primarily consisted of $1.8 million for depreciation and amortization and $1.8 million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $0.4 million for an increase in prepaid expenses and other current assets and a use of cash of $0.3 million in income and other taxes representing payments made to regulatory agencies, partially offset by a source of cash of $0.2 million from an increase in accounts payable and accrued expenses due to the timing of payment.

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

At June 30, 2009, our days’ sales outstanding were approximately 58 days as compared to 62 days as of December 31, 2008.

Net Cash Used in Investing Activities

For the six months ended June 30, 2009, we spent cash approximating $1.0 million for capital expenditures, compared to approximately $1.6 million for the six months ended June 30, 2008. Capital spending in 2009 related principally to purchasing of routine technology equipment and software. Capital spending in 2008 related principally to purchasing of routine technology equipment and facility upgrades. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $4.5 million, a portion of which we may finance.

Net Cash Used In Financing Activities

Cash proceeds received from the exercise of stock options amounted to approximately $0.6 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively. In addition, total payments of long term obligations approximated $0.5 million, in each of the six months ended June 30, 2009 and 2008.

In March 2008, we renewed a vendor agreement, which had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.3 million, in each of the six months ended June 30, 2009 and 2008.

During the quarter ended June 30, 2008, we announced that the Board of Directors authorized the repurchase of up to $2 million of its common stock. As of June 30, 2008, we had acquired approximately 430,000 shares of its common stock for $1.4 million at a volume weighted average price of $3.13 per share.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus ½% or LIBOR plus 3%. The line, which expires in August 2009, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2009. We plan on renewing the line of credit in the third quarter of 2009.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2009 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$297	$242	$55	$-	$-
Non-cancelable operating leases	1,551	675	839	37	-
Long term vendor obligation	825	275	550	-	-

Total contractual cash obligations	$2,673	$1,192	$1,444	$37	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the six months ended June 30, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141(R). FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. Absent any material business combinations, the adoption of this FSP did not have any impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The adoption of the FSP did not have any impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification does not change GAAP. SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS 168 is not expected to have any impact on our consolidated results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at June 30, 2009) plus ½% or LIBOR (0.31% at June 30, 2009) plus 3%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that are subject to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines, India and Israel where revenues are generated in U.S. Dollars and the corresponding expenses are generated in Philippine pesos, Indian rupees and Israeli shekels.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $12.1 million as of June 30, 2009. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency will continue to present economic challenges to us and could negatively impact our overall results of operations. A 1% appreciation in the U.S. Dollar’s value relating to the hedge currencies would decrease the forward contracts’ fair value by approximately $120,000 as of June 30, 2009. Similarly, a 1% depreciation in the U.S. Dollar’s value relative to the hedge currencies would increase the forward contracts’ fair value by approximately $120,000. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of June 30, 2009, our foreign locations held cash totaling approximately $11.2 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted on at the June 12, 2009 Annual Meeting of Stockholders. The total shares voted were 21,784,296.

Election of Directors:

Nominee	For	Withheld

Jack Abuhoff	20,401,813	1,382,483
Haig Bagerdjian	19,942,811	1,841,485
Louise Forlenza	20,214,519	1,569,777
Stewart Massey	20,941,740	842,556
Todd Solomon	21,127,966	656,330
Anthea Stratigos	20,966,212	818,084

To ratify the selection and appointment by the Company’s Board of Directors of J.H. Cohn LLP, independent registered public accounting firm, as auditors for the Company for the year ending December 31, 2009.

	For	Against	Abstain

Auditors	21,551,444	159,348	73,504

            To approve the Innodata Isogen, Inc. 2009 Stock Plan.

For		Against	Abstain	Broker Non-Vote

Stock Plan	7,683,756	2,062,856	189,570	11,848,114

Item 5.  Other Information - None

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

INNODATA ISOGEN, INC.

Date: August 6, 2009	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: August 6, 2009	/s/ Jurgen C. Tanpho
Jurgen C. Tanpho
Interim Chief Financial Officer and Principal Accounting Officer