Form 10-Q
period 2009-09-30
INNODATA ISOGEN INC
filed 2009-11-05
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 31, 2009 was 25,375,246.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30. 2009

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$27,867	$13,875
Accounts receivable, net	12,911	14,017
Prepaid expenses and other current assets	3,903	2,246
Deferred income taxes	1,488	4,115
Total current assets	46,169	34,253
Property and equipment, net	6,105	6,726
Other assets	2,737	2,825
Deferred income taxes	964	906
Goodwill	675	675

Total assets	$56,650	$45,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,152	$1,053
Accrued expenses	2,307	2,540
Accrued salaries, wages and related benefits	5,362	5,289
Income and other taxes	1,223	1,649
Current portion of long term obligations	873	915
Deferred income taxes	208	-

Total current liabilities	11,125	11,446

Deferred income taxes	2,075	2,080
Long term obligations	1,234	1,671

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,163,000 issued and 25,375,000 outstanding at September 30, 2009; and 24,907,000 issued and 24,119,000 outstanding at December 31, 2008	262	249
Additional paid-in capital	20,245	16,614
Retained earnings	22,853	14,772
Accumulated other comprehensive income	1,045	742
	44,405	32,377
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	42,216	30,188

Total liabilities and stockholders’ equity	$56,650	$45,385

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008

Revenues	$19,107	$18,333

Operating costs and expenses:
Direct operating costs	13,398	13,130
Selling and administrative expenses	3,752	3,653
Interest income, net	(6)	(61)
Totals	17,144	16,722

Income before provision for income taxes	1,963	1,611

Provision for income taxes	667	503

Net income	$1,296	$1,108

Income per share:

Basic and diluted	$.05	$.05

Weighted average shares outstanding:

Basic	24,670	24,124

Diluted	26,039	24,565

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008

Revenues	$62,557	$54,603

Operating costs and expenses
Direct operating costs	40,707	40,197
Selling and administrative expenses	10,422	12,044
Interest income, net	(25)	(167)
Total	51,104	52,074

Income before provision for income taxes	11,453	2,529

Provision for income taxes	3,372	552

Net income	$8,081	$1,977

Income per share:

Basic	$.33	$.08

Diluted	$.32	$.08

Weighted average shares outstanding:

Basic	24,354	24,481

Diluted	25,401	25,391

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flow from operating activities:
Net income	$8,081	$1,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,767	2,811
Stock-based compensation	197	136
Deferred income taxes	2,557	(169)
Pension cost	125	505
Changes in operating assets and liabilities:
Accounts receivable	1,106	(208)
Prepaid expenses and other current assets	(1,119)	(522)
Refundable income taxes	-	449
Other assets	(322)	(102)
Accounts payable and accrued expenses	(134)	(555)
Accrued salaries, wages and related benefits	73	(417)
Income and other taxes	(426)	(164)
Net cash provided by operating activities	12,905	3,741

Cash flow from investing activities:
Capital expenditures	(1,736)	(1,980)

Cash flow from financing activities:
Payment of long term obligations	(624)	(653)
Purchase of treasury stock	-	(1,870)
Proceeds from exercise of stock options	3,447	71
Net cash provided by (used in) financing activities	2,823	(2,452)

Increase (decrease) in cash and cash equivalents	13,992	(691)

Cash and cash equivalents, beginning of period	13,875	14,751

Cash and cash equivalents, end of period	$27,867	$14,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$43
Cash paid for income taxes	$2,013	$703

Non-cash investing and financing activities:
Vendor financed software licenses acquired	$-	$1,650

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188

Net income	-	-	-	8,081	-	-	8,081
Issuance of common stock upon exercise of stock options	1,256	13	3,434	-	-	-	3,447
Stock-based compensation	-	-	197	-	-	-	197
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	(27)	-	(27)
Change in fair value of derivatives, net of taxes	-	-	-	-	330	-	330

September 30, 2009	25,375	$262	$20,245	$22,853	$1,045	$(2,189)	$42,216

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	1,977	-	-	1,977
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)
Stock-based compensation	-	-	136	-	-	-	136
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	62	-	62
Change in fair value of derivatives, net of taxes	-	-	-	-	(290)	-	(290)

September 30, 2008	24,119	$249	$16,530	$9,165	$(439)	$(2,189)	$23,316

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

1.        Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”) is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology (“IT”) services that help leading media, publishing and information service companies create, manage, use and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

 The Company has evaluated subsequent events through the date and time the financial statements were issued on November 5, 2009. No material subsequent events have occurred since September 30, 2009 that would require recognition or disclosure in these condensed consolidated financial statements.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) “Accounting Standards Codification” (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the condensed consolidated financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an update to “Fair Value Measurements and Disclosures.” This update provides amendments that reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  This update will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The adoption of this update is not expected to have any impact on the Company’s consolidated financial statements.

2.        Long term obligations

Total long term obligations as of September 30, 2009 and December 31, 2008 consist of the following (amounts in thousands):

	2009	2008

Vendor obligations:
Capital lease obligations	$233	$453
Deferred lease payments	121	89
Microsoft license	688	1,100

Pension obligations:
Accrued pension liability	1,065	944
	2,107	2,586
Less: current portion of long term obligations	873	915
Totals	$1,234	$1,671

3.        Income taxes

The Company had unrecognized tax benefits of $861,000 and $840,000 at September 30, 2009 and December 31, 2008, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $274,000 and $253,000 at September 30, 2009 and December 31, 2008, respectively. $685,000 and $664,000 of the unrecognized tax benefits as of September 30, 2009 and December 31, 2008, respectively, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2009 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2009	$840
Interest accrual	21
Balance – September 30, 2009	$861

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company is subject to US federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2008.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest through September 30, 2009, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, the Indian subsidiary received a final tax assessment for the fiscal year ended March 31, 2005 from the Indian Bureau of Taxation approximating $340,000, including interest through September 30, 2009. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. In 2008, the Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

4.       Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2010, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of September 30, 2009. The Company plans on renewing the line of credit in the second quarter of 2010.

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
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

All directors, officers and other employees and other persons who provide services to the Company are eligible to participate in the 2009 Plan. The 2009 Plan provides for the grants of stock options (which may be incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or non-qualified stock options). The stock options granted may have a maximum term of up to ten years. The 2009 Plan also provides for awards of stock appreciation rights, restricted stock awards, stock units and performance grants.

The Company’s board of directors may amend, alter, suspend, discontinue, or terminate the 2009 Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without stockholder approval, if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2009 Plan; and provided further that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any participant or any holder or beneficiary of any award theretofore granted shall not to that extent be effective without the consent of the affected participant, holder or beneficiary. Notwithstanding the foregoing, the board of directors may unilaterally amend the 2009 Plan and outstanding awards without participant consent, as it deems necessary or appropriate, to ensure compliance with applicable securities laws and provisions of the Internal Revenue Code of 1986.

A summary of option activity under the Company’s stock option plans as of September 30, 2009, and changes during the period then ended is presented below:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Term (years)	Value

Outstanding at January 1, 2009	3,173,111	$2.68
Granted	—	—
Exercised	(1,255,747)	2.75
Forfeited/Expired	(60,334)	$2.59
Outstanding at September 30, 2009	1,857,030	$2.63	4.52	$9,371,500

Exercisable at September 30, 2009	1,827,030	$2.62	4.47	$9,244,800

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine months ended
	September 30,
	2009 (1)	2008

Weighted average fair value of options granted	$—	$2.46

Risk-free interest rate	—	3.61%
Expected life (years)	—	8.00
Expected volatility factor	—	97%
Expected dividends	—	None

(1) There were no options granted during the nine months ended September 30, 2009.

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2009 totaled approximately $85,000. The weighted-average period over which these costs will be recognized is eighteen months.

The total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was approximately $3.7 million and $88,000, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2009 was $199,000.

The stock-based compensation expense related to the Company’s various stock option plans were allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Direct operating costs	$4	$12	$10	$43
Selling and adminstrative expenses	27	51	187	93
Total stock-based compensation	$31	$63	$197	$136

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

6.       Comprehensive income

The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$1,296	$1,108	$8,081	$1,977
Pension liability adjustment	(9)	21	(27)	62
Unrealized gain (loss) from derivatives	468	659	330	(290)
Comprehensive income	$1,755	$1,788	$8,384	$1,749

Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes and changes in fair value of derivatives, net of taxes.

7.       Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Unites States	$15,237	$14,117	$51,626	$42,569
The Netherlands	1,382	1,861	4,258	5,702
Others - principally Europe	2,488	2,355	6,673	6,332
	$19,107	$18,333	$62,557	$54,603

Long-lived assets as of September 30, 2009 and December 31, 2008, respectively, by geographic regions are comprised of (in thousands):

	2009	2008

United States	$1,219	$1,372

Foreign countries:
Philippines	3,050	3,379
India	1,665	1,675
Sri Lanka	547	654
Israel	299	321
Total foreign	5,561	6,029
	$6,780	$7,401

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company’s top two clients generated approximately 41% and 39% of our revenues for the three months ended September 30, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended September 30, 2009 and 2008, revenues from non-US clients accounted for 20% and 23%, respectively, of the Company's revenues.

The Company’s top two clients generated approximately 49% and 45% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the nine months ended September 30, 2009 and 2008, revenues from non-US clients accounted for 17% and 22%, respectively, of the Company's revenues.

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally includes significant amounts due from such clients. In addition, as of September 30, 2009, approximately 27% of the Company's accounts receivable was from foreign (principally European) clients and 49% of accounts receivable was due from three clients.  As of December 31, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from two clients.

8.        Income per share

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income	$1,296	$1,108	$8,081	$1,977

Weighted average common shares outstanding	24,670	24,124	24,354	24,481
Dilutive effect of outstanding options	1,369	441	1,047	910
Adjusted for dilution computation	26,039	24,565	25,401	25,391

Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

All options outstanding were included in the computation of diluted income per share for the three months ended September 30, 2009, as the exercise price was lower than the average market price. Options to purchase 1,512,000 shares of common stock for the three months ended September 30, 2008 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

All options outstanding were included in the computation of diluted income per share for the nine months ended September 30, 2009 and 2008, as the exercise price was lower than the average market price.

9.        Derivatives

 In the first quarter of 2009, the Company adopted a recent accounting standard on “Derivatives and Hedging,” which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2009 was $35.5 million, which is comprised of cash flow hedges denominated in U.S. Dollars.

As of December 31, 2008, there were no outstanding foreign currency forward contracts or other derivative instruments.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2009 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative designated as hedging
instruments under SFAS 133:
	Prepaid expenses and other
Foreign currency forward contracts	current assets	$538	Accrued expenses	$—

Total derivative		$538		$—

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations were as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Net gain recognized in OCI (1)	$676	$538
Net loss reclassified from accumulated OCI into income (2)	$(45)	$(45)
Net gain (loss) recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs
(3) There were no ineffective portions for the period peresented.

10.     Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2009 and December 31, 2008, because of the relative short maturity of these instruments.

“Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company adopted an update made to “Fair Value Measurements and Disclosures” on January 1, 2009, which delayed the effective date of the accounting standard for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This update did not have any impact on the Company’s condensed consolidated financial statements.

The accounting standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

•	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

 The following table sets forth the financial assets and liabilities as of September 30, 2009 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$538	$—

Liabilities
Derivatives	$—	$—	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2009 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements  are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, the primarily at-will nature of the  contracts with our customers and the ability of customers to reduce, delay or cancel projects, including projects that we regard as recurring; continuing revenue concentration in a limited number of clients, continuing reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenues

Revenues were $19.1 million for the three months ended September 30, 2009 compared to $18.3 million for the similar period in 2008, an increase of approximately 4%. The $0.8 million increase in revenues, which is principally attributable to two clients and is partially offset by a decrease in revenue from one client, reflects an increase of $1.6 million from non-recurring project revenue and a $0.8 million decrease in recurring revenue.

Our top two clients generated approximately 41% and 39% of our revenues for the three months ended September 30, 2009 and 2008, respectively. No other client accounted for 10% or more of our total revenues for these periods. Further, for the three months ended September 30, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 20% and 23% respectively, of our total revenues.

For the three months ended September 30, 2009, approximately 69% of our revenue was recurring and 31% was non-recurring, compared with 75% and 25%, respectively, for the three months ended September 30, 2008.

Direct Operating Costs

Direct operating costs were $13.4 million and $13.1 million for the three months ended September 30, 2009 and 2008, respectively, an increase of approximately 2%.  Direct operating costs as a percentage of revenues for the three months ended September 30, 2009 and 2008 were 70% and 72% respectively.

The increase in direct operating costs was principally attributable to an increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The increase in direct operating costs was partially offset by cost savings from restructuring activity undertaken in December 2008 and a favorable impact of foreign exchange rates of approximately $0.7 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. In addition, the three months ended September 30, 2008 reflect $0.8 million in losses from the settlement of foreign currency forward contracts, compared with no such significant losses in the three months ended September 30, 2009. Direct operating expenses as a percentage of revenues were lower in the three months ended September 30, 2009, compared to the corresponding 2008 period, principally due to higher revenues and less than proportional increases in fixed costs and favorable foreign exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses were $3.8 million and $3.7 million for the three months ended September 30, 2009 and 2008, respectively, an increase of approximately 3%. Selling and administrative expenses as a percentage of revenues were 20% for the three months ended September 30, 2009 and 2008.

The increase in selling and administrative expenses principally reflects the new hire costs of the sales executives partially offset by cost reductions resulting from a restructuring program undertaken in December 2008, the favorable impact of foreign exchange rates and a decrease in professional fees and consulting costs.

Income Taxes

For the three months ended September 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain other foreign subsidiaries, as certain foreign subsidiaries are subject to preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended September 30, 2008, no provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax assets. We recorded a provision for income taxes for certain foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $1.3 million in the three months ended September 30, 2009 compared with net income of $1.1 million in the comparable period in 2008.  The change was principally attributable to an increase in gross margin resulting from increased revenues and favorable foreign exchange rates, offset by an increase in selling and administrative expenses and provision for income taxes.

Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues were $62.6 million for the nine months ended September 30, 2009 compared to $54.6 million for the similar period in 2008, an increase of approximately 15%. The $8.0 million increase in revenues is principally attributable to one client. The increase primarily resulted from non-recurring project revenue.

Our top two clients generated approximately 49% and 45% of our revenues for the nine months ended September 30, 2009 and 2008, respectively.  No other client accounted for 10% or more of our total revenues for these periods. Further, for the nine months ended September 30, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 17% and 22%, respectively, of our total revenues.

For the nine months ended September 30, 2009, approximately 62% of our revenue was recurring and 38% was non-recurring, compared with 71% and 29%, respectively, for the nine months ended September 30, 2008.

Direct Operating Costs

Direct operating costs were $40.7 million and $40.2 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of 1%.  Direct operating costs as a percentage of revenues for the nine months ended September 30, 2009 and 2008 were 65% and 74% respectively.

The increase in direct operating costs was principally attributable to an increase in variable labor (management and production personnel) and other operating costs in support of increased revenue. The increase in direct operating costs was partially offset by cost savings from restructuring activity undertaken in December 2008 and a favorable impact of foreign exchange rates of approximately $3.7 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. In addition, the nine months ended September 30, 2008 reflects $0.8 million in losses from the settlement of foreign currency forward contracts, compared with no such significant losses in the nine months ended September 30, 2009. Direct operating expenses as a percentage of revenues were lower in the nine months ended September 30, 2009, compared to the corresponding 2008 period, principally due to higher revenues and less than proportional increases in fixed costs and favorable foreign exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses were $10.4 million and $12.0 million for the nine months ended September 30, 2009 and 2008, respectively, representing a decline of approximately 13%. Selling and administrative expenses as a percentage of revenues were 17% and 22% for the nine months ended September 30, 2009 and 2008, respectively. The lower percentage reflects reduced operating cost levels on a higher revenue base.

The decrease in selling and administrative expenses principally reflects cost reductions resulting from a restructuring program undertaken in December 2008, the favorable impact of foreign exchange rates and a decrease in professional fees and consulting costs, partially offset by the new hire costs of the sales executives.

Income Taxes

For the nine months ended September 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain other foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the nine months ended September 30, 2008, no provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax assets. We recorded a provision for income taxes for certain foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $8.1 million in the nine months ended September 30, 2009 compared with net income of approximately $2.0 million in the comparable period in 2008. The change was principally attributable to an increase in gross margin resulting from increased revenues and favorable foreign exchange rates, lower selling and administrative expenses, partially offset by an increase in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$27,867	$13,875
Working capital	35,044	22,807

At September 30, 2009, we had cash and cash equivalents of $27.9 million, representing a significant increase of approximately $14.0 million from December 31, 2008. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions. As of September 30, 2009, we had working capital of approximately $35.0 million as compared to working capital of approximately $22.8 million as of December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2009 was $12.9 million, representing a significant increase from $3.7 million for the nine months ended September 30, 2008.

Cash provided by our operating activities for the nine months ended September 30, 2009 was $12.9 million resulting from a net income of $8.1 million, adjustments for non-cash items of $5.6 million and $0.8 million used for working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $2.6 million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $1.1 million for a decrease in accounts receivable due to timing of collection, a use of cash of $1.1 million for an increase in prepaid expenses and other current assets representing various prepayments made and the timing of payment and a use of cash for $0.4 million in income and other taxes.

Cash provided by our operating activities for the nine months ended September 30, 2008 was $3.7 million resulting from a net income of $2.0 million, adjustments for non-cash items of $3.3 million and approximately $1.6 million used for working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $0.5 million for pension costs. Working capital activities primarily consisted of a use of cash of $0.2 million for an increase in accounts receivable, a use of cash of $0.5 million for an increase in prepaid expenses and other current assets representing various prepayments made and the timing of payment, a use of cash of $0.6 million for a decrease in accounts payable and accrued expenses representing payments to vendors and a use of cash for $0.2 million in income and other taxes.

At September 30, 2009, our days’ sales outstanding were approximately 65 days as compared to 62 days as of December 31, 2008.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2009, we spent cash approximating $1.7 million for capital expenditures, compared to approximately $2.0 million for the nine months ended September 30, 2008. Capital spending in 2009 related principally to the purchasing of routine technology equipment and software. Capital spending in 2008 related principally to the purchasing of routine technology equipment and facility upgrades. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $4.0 to $4.5 million, a portion of which we may finance.

Net Cash From Financing Activities

Cash from financing activities was principally driven by employee stock option exercises. Cash proceeds received from the exercise of stock options amounted to approximately $3.4 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively. In addition, total payments of long term obligations approximated $0.6 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

In March 2008, we renewed a vendor agreement, which had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.4 million, in each of the nine months ended September 30, 2009 and 2008.

During the quarter ended September 30, 2008, we announced that the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. As of September 30, 2008, we had acquired approximately 606,000 shares of our common stock for $1.9 million at a volume weighted average price of $3.08 per share.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2010, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of September 30, 2009. We plan on renewing the line of credit in the second quarter of 2010.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2009 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$233	$192	$41	$-	$-
Non-cancelable operating leases	2,628	721	1,589	318	-
Long term vendor obligation	688	550	138	-	-

Total contractual cash obligations	$3,549	$1,463	$1,768	$318	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2009.

Recent Accounting Pronouncements

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) “Accounting Standards Codification” (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on our condensed consolidated financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an update to “Fair Value Measurements and Disclosures.” This update provides amendments that reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  This update will become effective for our annual financial statements for the year ending December 31, 2009. The adoption of this update is not expected to have any impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at September 30, 2009) plus 0.5% or LIBOR (0.25% at September 30, 2009) plus 2.5%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered with a maximum term of twelve months and have an aggregate notional amount of approximately $35.5 million as of September 30, 2009. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 1% appreciation in the U.S. Dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $0.4 million as of September 30, 2009. Similarly, a 1% depreciation in the U.S. Dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $0.4 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of September 30, 2009, our foreign locations held cash totaling approximately $12.7 million.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

None

Item 6.  Exhibits

31.1  Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INNODATA ISOGEN, INC.

Date:	November 5, 2009	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 5, 2009	/s/ Jurgen C. Tanpho
Jurgen C. Tanpho
Interim Chief Financial Officer and Principal Accounting Officer