Form 10-K/A
period 2008-12-31
INNODATA ISOGEN INC
filed 2010-02-10
CIK 903651

STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Amendment No. 1 to our Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Innodata Isogen, Inc. (“we” or the “Company”) for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009. We are filing this Form 10-K/A to correct errors in the computation of the Company's deferred tax asset and income tax benefit account and related valuation allowances.

In 2005 and 2006, the Company established a deferred tax asset to reflect tax loss carryforwards that were generated in those years. The Company also established an offsetting valuation allowance as management believed that it was more likely than not that such deferred tax assets would not be realized. In 2006 and 2007, the deferred tax asset and the valuation allowance erroneously included losses generated by tax deductions that were taken by the Company on the exercise of stock options. The deferred tax asset and the valuation allowance were also overstated as an incorrect state income tax rate was applied to the state tax loss carryforwards for the calculation of the related deferred tax asset.

Since the recorded deferred tax asset and the valuation allowance offset each other in 2006 and 2007, the errors did not affect net income or reported asset accounts in those years. In the fourth quarter of 2008, based on management’s assessment that the tax deferred asset would more likely than not be realized, management reversed the entire valuation allowance. Since the Company’s deferred tax account and valuation allowance were both overstated, the reversal in 2008 of the valuation allowance resulted in the erroneous recognition of a deferred tax asset and related tax benefit in 2008.

The net result of these errors is that for 2008 the Company’s reported net income of $7,584,000 was overstated by $926,000, or $0.04 per diluted share, and the Company’s deferred tax asset on its consolidated balance sheet was overstated by the same amount. The errors did not affect net income during 2009 or net cash flows for any affected period. The errors also had no impact on the Company’s tax return for 2008. These corrections are described in more detail in Note 15 of the 2008 restated consolidated financial statements.

As a result of the restatement, we have amended Items 1A, 6, 7, 8, 9A of Part II and Items 15 of Part IV of the original Form 10-K. This Amendment No. 1 on Form 10-K/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 and a currently dated consent of our Independent Registered Public Accounting Firms.

For the reader’s convenience, this Form 10-K/A sets forth the entire Form 10-K, which was prepared and which relates to the Company as of December 31, 2008. However, this Form 10-K/A only amends and restates the items described above to reflect the effects of the restatement. No attempt has been made to modify or update other disclosures presented in our December 31, 2008 Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 11, 2009 (the original filing date of the December 31, 2008 Form 10-K) and does not reflect events occurring after the filing of our December 31, 2008 Form 10-K and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2008 Form 10-K have not been revised to reflect events, results or developments that became known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, information in this Form 10-K/A not affected by such current restatements remains unchanged and reflects the disclosures made at the time of the original filing.

INNODATA ISOGEN, INC.
Form 10-K/A
For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

Disclosures in this Form 10-K/A contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “estimate,” “believe,” “expect,” and “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

For fiscal 2008, our revenue was $75.0 million, representing an increase of 11% over 2007, and our income before income taxes was $5.5 million, an increase of 23% compared to a income before income taxes in 2007 of $4.5 million. For fiscal 2007, our revenue was $67.7 million, representing an increase of 65% over 2006, and our income before income taxes was $4.5 million, as compared to a loss before income taxes in 2006 of $7.4 million.

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

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-2828. Our website is www.innodata-isogen.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K/A.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

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

Failure to remediate the material weaknesses in our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2008 and is set forth in Item 9A of our Form 10-K/A. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or the interim financial statements will not be prevented or detected. Our failure to successfully remediate the material weakness could cause us to fail to meet our reporting obligations and produce timely and reliable financial information. Additionally such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

Item 6.  Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2006, 2005 and 2004 and for each of the years ended December 31, 2005 and 2004 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2008, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Amendment No. 1 to our Form 10-K/A.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	As Restated	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$75,001	$67,731	$40,953	$42,052	$53,949

Operating costs and expenses
Direct operating expenses	53,525	48,581	34,316	30,920	33,050
Selling and administrative expenses	16,134	15,281	14,713	13,684	10,205
	69,659	63,862	49,029	44,604	43,255

Income (loss) from operations	5,342	3,869	(8,076)	(2,552)	10,694

Other (income) expenses
Terminated offering costs	-	-	-	-	625
Bad debt recovery, net	-	-	-	-	(963)
Interest expense	56	33	7	18	25
Interest income	(262)	(678)	(683)	(457)	(87)

Income (loss) before provision for (benefit
from) income taxes	5,548	4,514	(7,400)	(2,113)	11,094
Provision for (benefit from) income taxes	(1,110)	(52)	(77)	(462)	3,237
Net income (loss)	$6,658	$4,566	$(7,323)	$(1,651)	$7,857

Income (loss) per share:
Basic	$.27	$.19	$(.30)	$(.07)	$.35
Diluted	$.26	$.18	$(.30)	$(.07)	$.32
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2008	2007	2006	2005	2004
	As Restated	(In thousands)

BALANCE SHEET DATA:

Working capital	$21,881	$16,329	$14,292	$21,432	$22,209

Total assets	$44,459	$38,449	$30,329	$37,611	$37,211

Long term obligations	$1,671	$2,128	$1,564	$548	$150

Stockholders’ equity	$29,262	$23,230	$19,009	$26,814	$26,737

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

The following discussion and analysis of our financial condition and results of operations includes the effects of the restated amounts as set forth in Note 15 — Restatement of Consolidated Financial Statements.

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

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2008:

(Dollars in millions)
	Years Ended December 31,
	2008	% of revenue	2007	% of revenue	2006	% of revenue
	As Restated

Revenues	$75.0	100.0%	$67.7	100.0%	$41.0	100.0%
Direct operating costs	53.5	71.4%	48.6	71.8%	34.3	83.7%
Selling and administrative expenses	16.1	21.5%	15.3	22.6%	14.7	35.9%
Income (loss) from operations	5.4	7.1%	3.8	5.6%	(8.0)	(19.6)%
Other (income) expenses	(0.2)		(0.7)		(0.6)
Income (loss) before provision for
(benefit from) income taxes	5.6		4.5		(7.4)
Benefit from income taxes	(1.1)		(0.1)		(0.1)
Net income (loss)	$6.7		$4.6		$(7.3)

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our Company’s recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 we reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $2.4 million. The decline in the valuation allowance in 2008 also resulted from the utilization of net operating losses. In 2008, we utilized $3.8 million of net operating losses. The remaining valuation allowance at December 31, 2008 represents the portion we have established on deferred tax assets of our foreign subsidiaries.

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

We had unrecognized tax benefits of $840,000 and $740,000 at December 31, 2008 and 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties were $253,000 and $153,000 at December 31, 2008 and 2007, respectively. $664,000 and $564,000 of our unrecognized tax benefits as of December 31, 2008 and 2007, respectively, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

Net Loss/Income

We generated net income of $6.7 million in 2008 compared with net income of $4.6 million in 2007.  The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues, a reversal of a valuation allowance previously recorded on the U.S. portion of the deferred tax assets amounting to $2.4 million, offset by a decrease in interest income on available cash that reflected a decline in interest rates, and an increase in foreign effective tax rates resulting in increase in income taxes attributable to our overseas subsidiaries.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands are as follows:

	2008	2007	2006

Cash and cash equivalents	$13,875	$14,751	$13,597
Working capital	21,881	16,329	14,292

At December 31, 2008, we had cash and cash equivalents of $13.9 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions of related businesses. As of December 31, 2008, we had no third party debt and had working capital of approximately $21.9 million as compared to working capital of approximately $16.3 million at December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

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

Net Cash Provided By (Used In) Operating Activities

Cash provided by our operating activities in 2008 was $4.5 million resulting from a net income of $6.7 million, adjustments for non-cash items of $1.7 million and $3.9 million used for working capital. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, $2.7 million for deferred taxes primarily resulting from a reversal of valuation allowance for the U.S. entity amounting to $2.4 million and $0.4 million for pension costs. Working capital activities primarily consisted of a use of cash of $3.3 million for an increase in accounts receivable primarily related to an increase in revenue and use of cash of $0.6 million for decline in accounts payable and accrued expenses representing the timing of expenditures and payments.

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

In March 2008, we renewed a vendor agreement, which expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. As of December 31, 2008, we paid $0.5 million under this agreement. The agreement, which expired in February 2008, was originally entered into in February 2005 for a total cost of approximately $1.6 million. In conjunction with this agreement, we paid approximately $0.6 million and $0.5 million in 2007 and 2006, respectively

In 2006, additional software licenses amounting to $164,000 were acquired under staggered payment terms. Total payment made on these purchases in 2007 and 2006 amounted to $78,000 and $82,000, respectively, with the remaining balance paid in January 2008.

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

Goodwill and Other Intangible Assets

SFAS 142, “Goodwill and Other Intangibles Assets” (“SFAS 142”) requires that we test goodwill annually for impairment using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.  If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.  Our most recent test for impairment was conducted as of September 30, 2008, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our adoption of SFAS 157 did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. In accordance with FASB Staff Position No. FAS 157-2 (“FSP 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the consolidated financial statement. We do not believe that the adoption of SFAS 157-2 will have a material impact on our consolidated financial statements. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective upon issuance and did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retroactively for all periods presented. We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on the consolidated financial statements.

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

Foreign currency risk

We have operations in several international markets that are subject to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry our operations. Our significant operations are based in the Philippines and India where revenues are generated in U.S. Dollars and the corresponding expenses are generated in Philippines pesos and Indian rupees.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, due to the existence of a material weakness, as described below.

In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting. The preparation and review process for the calculation of the tax provision was inadequate, which led to errors in the computation of deferred tax assets and related income tax benefit.

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. The Company implemented a control requiring an outside tax advisor and consulting firm to review our quarterly as well as annual tax provision calculations. We have discussed this action with our audit committee and believe that such enhanced procedure will prospectively mitigate this material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, was audited by J.H. Cohn LLP, our independent registered public accounting firm, as stated in their report appearing below.

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

The Company identified a material weakness in internal control related to the preparation and review of its 2008 income tax provision, which resulted in the restatement of the Company’s 2008 consolidated financial statements.

In our opinion, Innodata did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, of Innodata Isogen, Inc. and Subsidiaries’ and our report dated March 9, 2009, except for the effects of the matter discussed in Note 15 to the restated consolidated financial statements, which is as of February 8, 2010, expressed an unqualified opinion thereon.

/s/J.H. Cohn LLP

Roseland, New Jersey
March 9, 2009, except for the
matter discussed in the fifth paragraph
of this report and the effects of the matter
discussed in Note 15 to the
consolidated financial statements which
are as of February 8, 2010

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	February 10, 2010
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	February 10, 2010
O’Neil Nalavadi	Chief Financial Officer
and Principal Accounting Officer

/s/ Todd Solomon	Director	February 10, 2010
Todd Solomon

/s/ Louise C. Forlenza	Director	February 10, 2010
Louise C. Forlenza

/s/ John R. Marozsan	Director	February 10, 2010
John R. Marozsan

/s/ Stewart R. Massey	Director	February 10, 2010
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	February 10, 2010
Anthea C. Stratigos

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Reports of Independent Registered Public Accounting Firms	F-2, F-3

Consolidated Balance Sheets as of December 31, 2008 (Restated) and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008	F-5
(Restated), 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 (Restated), 2007 and 2006	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008	F-7
(Restated), 2007 and 2006

Notes to Consolidated Financial Statements (Restated)	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited the accompanying consolidated balance sheet of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2008 (restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, as restated. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule as of December 31, 2007, and for the years ended December 31, 2007 and 2006, were audited by other auditors whose report dated March 11, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2008 as restated, and their results of operations and cash flows for the year then ended as restated, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company has restated certain amounts in the consolidated financial statements from those previously reported as of and for the year ended December 31, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Isogen Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 9, 2009, except for the matter discussed in the fifth paragraph of that report and the effects of the matter discussed in Note 15 to the restated consolidated financial statements which are as of February 8, 2010, expressed an adverse opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 9, 2009, except for the
effects of the matter discussed in Note 15
to the consolidated financial
statements which is as of
February 8, 2010

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

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 11, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share data)

	2008	2007
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$13,875	$14,751
Accounts receivable-net of allowance for doubtful accounts of $466 and $127 at December 31, 2008 and 2007, respectively	14,017	10,673
Prepaid expenses and other current assets	2,246	2,117
Refundable income taxes	-	453
Deferred income taxes	3,189	202
Total current assets	33,327	28,196
Property and equipment, net	6,726	7,160
Other assets	2,825	2,037
Deferred income taxes	906	381
Goodwill	675	675
Total assets	$44,459	$38,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,053	$1,973
Accrued expenses	2,540	2,227
Accrued salaries, wages and related benefits	5,289	5,244
Income and other taxes	1,649	2,053
Current portion of long term obligations	915	370
Total current liabilities	11,446	11,867
Deferred income taxes	2,080	1,224
Long term obligations	1,671	2,128
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 24,907,000 issued and
24,119,000 outstanding at December 31, 2008; and 24,881,000 shares issued and
24,699,000 outstanding at December 31, 2007	249	249
Additional paid-in capital	16,614	16,323
Retained earnings	13,846	7,188
Accumulated other comprehensive income (loss)	742	(211)
	31,451	23,549
Less: treasury stock, 788,000 shares at December 31, 2008 and 182,000 shares at December 31, 2007, at cost	(2,189)	(319)
Total stockholders’ equity	29,262	23,230
Total liabilities and stockholders’ equity	$44,459	$38,449

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except per share amounts)

	2008	2007	2006
	As Restated

Revenues	$75,001	$67,731	$40,953
Operating costs and expenses
Direct operating costs	53,525	48,581	34,316
Selling and administrative expenses	16,134	15,281	14,713
	69,659	63,862	49,029

Income (loss) from operations	5,342	3,869	(8,076)

Other (income) expenses
Interest expense	56	33	7
Interest income	(262)	(678)	(683)
Income (loss) before benefit from income taxes	5,548	4,514	(7,400)
Benefit from income taxes	(1,110)	(52)	(77)
Net income (loss)	$6,658	$4,566	$(7,323)
Income (loss) per share:
Basic:	$.27	$.19	$(.30)
Diluted:	$.26	$.18	$(.30)
Weighted average shares outstanding:
Basic:	24,390	24,142	24,021
Diluted:	25,137	25,327	24,021

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 (As Restated), 2007 AND 2006
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2006	23,669	$237	$16,632	$9,945	-	-	$26,814

Net loss	-	-	-	(7,323)	-	-	(7,323)
Issuance of common stock upon exercise of stock options	418	4	352	-	-	-	356
Purchase of treasury stock	(182)	-	-	-	-	(319)	(319)
Non-cash equity compensation	-	-	241	-	-	-	241
Adjustment to initially apply FASB Statement 158, net of tax	-	-	-	-	(760)	-	(760)

December 31, 2006	23,905	241	17,225	2,622	(760)	(319)	19,009

Net income	-	-	-	4,566	-	-	4,566
Issuance of common stock upon exercise of stock options	794	8	447	-	-	-	455
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)	-	-	-	(1,523)
Non-cash equity compensation	-	-	174	-	-	-	174
Change in transitional projected benefit obligation, net of tax	-	-	-	-	549	-	549

December 31, 2007	24,699	249	16,323	7,188	(211)	(319)	23,230

Net income	-	-	-	6,658	-	-	6,658
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Non-cash equity compensation	-	-	220	-	-	-	220

Change in transitional projected benefit obligation, net of tax	-	-	-	-	953	-	953
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)

December 31, 2008	24,119	$249	$16,614	$13,846	$742	$(2,189)	$29,262

See notes to consolidated financial statements.

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)
	2008	2007	2006
	As Restated
Cash flow from operating activities:
Net income (loss)	$6,658	$4,566	$(7,323)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,702	3,156	3,437
Stock-based compensation	220	174	241
Deferred income taxes	(2,656)	(87)	(222)
Pension cost	439	667	313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,344)	(4,189)	685
Prepaid expenses and other current assets	204	(976)	(665)
Refundable income taxes	453	609	153
Other assets	(206)	(147)	(189)
Accounts payable	(920)	986	(542)
Accrued expenses	313	258	367
Payment of minimum withholding taxes on net settlement of stock options	-	(1,523)	-
Accrued salaries and wages	45	1,745	379
Income and other taxes	(404)	758	(68)
Net cash provided by (used in) operating activities	4,504	5,997	(3,434)

Cash flows from investing activities:
Capital expenditures	(2,452)	(4,449)	(2,329)
Net cash used in investing activities	(2,452)	(4,449)	(2,329)

Cash flows from financing activities:
Payment of long-term obligations	(1,129)	(849)	(736)
Proceeds from exercise of stock options	71	455	356
Purchase of treasury stock	(1,870)	-	(319)
Net cash used in financing activities	(2,928)	(394)	(699)

(Decrease) Increase in cash and cash equivalents	(876)	1,154	(6,462)

Cash and cash equivalents, beginning of year	14,751	13,597	20,059
Cash and cash equivalents, end of year	$13,875	$14,751	$13,597

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,099	$325	$340
Cash paid for interest	$56	$33	$7

Non-cash investing and financing activities:
Acquisition of equipment utilizing capital leases	$81	$770	$-
Vendor financed software licenses acquired	$1,650	$-	$164

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2008 (in thousands) are as follows:

	2008	2007	2006
	As Restated
Current income tax expense:
Foreign	$1,531	$441	$191
Federal	72	(359)	(35)
State and local	20	(54)	(11)
	1,623	28	145
Deferred income tax benefit:
Foreign	$(342)	$(103)	$(222)
Federal	(1,839)	31	-
State and local	(552)	(8)	-
	$(2,733)	$(80)	$(222)

Benefit from income taxes	$(1,110)	$(52)	$(77)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31 is summarized as follows:

	2008	2007	2006
	As Restated

Federal statutory rate	34.0%	34.0%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	6.3	(11.3)	-
Taxes on foreign income at rates that differ from US statutory rate	6.9	(2.5)	(6.4)
Change in valuation allowance on deferred tax assets	(68.2)	(4.8)	39.1
IRS refund for foreign subsidiaries	-	(8.7)	-
Other	1.0	(7.8)	0.3
Effective rate	(20.0)%	(1.1)%	(1.0)%

No tax benefits related to stock option exercises was recorded for each of the three years in the period ended December 31, 2008 due to net operating loss carryforwards.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2008	2007
	As Restated
Deferred income tax assets:
Allowances not currently deductible	$267	$88
Depreciation and amortization	297	95
Equity compensation not currently deductible	265	212
Net operating loss carryforwards	2,455	3,756
Expenses not deductible until paid	836	885
Other	43	5
Total gross deferred income tax assets before valuation allowance	4,163	5,041
Valuation allowance	(68)	(3,701)
Net deferred income tax assets	4,095	1,340

Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	(1,981)	(1,981)
Other	(99)	-
Totals	(2,080)	(1,981)

Net deferred asset (liability)	$2,015	$(641)

Net deferred income tax asset-current	$3,189	$202
Net deferred income tax asset-long term	906	381
Net deferred income tax liability-non-current	(2,080)	(1,224)

Net deferred income tax asset (liability)	$2,015	$(641)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. The Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including the Company’s recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon the management’s assessment and the available evidence, in 2008 the Company reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $2.4 million. The decline in valuation allowance in 2008 also resulted from the utilization of net operating losses. The remaining valuation allowance at December 31, 2008 represents the portion the Company has established on deferred tax assets of its foreign subsidiaries.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had established a valuation allowance of approximately $3.7 million at December 31, 2007. The net change in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was a (decline) increase of $(3.7) million, $0.3 million and $3.2 million, respectively. In 2008 and 2007, the Company utilized $3.8 million and $2.1 million of net operating loss carryforwards, respectively. The 2006 increase was offset by a reversal of a valuation allowance of approximately $0.4 million which has been recorded for one of the Company’s Indian subsidiaries.

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

At December 31, 2008, the Company has U.S. Federal and New Jersey state net operating loss carryforwards available of approximately $7.9 million and $10.2 million, respectively. These net operating loss carryforwards expire at various times through 2026.  Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although, these benefits were reflected in the net operating losses, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces the tax payable. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2008 and 2007 were $1.8 million.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.	Long term obligations

Total long-term obligations as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Vendor obligations
Capital lease obligations (1)	$453	$659
Deferred lease payments	89	131
Microsoft license (2)	1,100	4

Pension obligations
Accrued pension liability	944	1,704
	2,586	2,498
Less: Current portion of long-term obligations	915	370
Total	$1,671	$2,128

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
$1,650

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-U.S. Pension benefits - In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans effective for the Company’s year ended December 31, 2006. As required, the Company has adopted this statement and applied it prospectively beginning with the Company’s fiscal year-end December 31, 2006. The adoption resulted in recognition in 2006 of additional pension liabilities of $877,000, an increase of $117,000 to total assets and a decrease to stockholders equity of $760,000.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	December 31,
	2008	2007	2006
	As Restated

Net income (loss)	$6,658	$4,566	$(7,323)
Pension liability adjustment	953	549	(760)
Comprehensive income (loss)	$7,611	$5,115	$(8,083)

Accumulated other comprehensive income (loss) as reflected in the consolidated balance sheets consists of changes in transitional projected benefit obligation, net of taxes.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12.	Income (Loss) per Share

	2008	2007	2006
	As Restated
	(in thousands, except per share amounts)

Net income (loss)	$6,658	$4,566	$(7,323)

Weighted average common shares outstanding	24,390	24,142	24,021
Dilutive effect of outstanding options	747	1,185	-
Adjusted for dilutive computation	25,137	25,327	24,021

Basic income (loss) per share	$.27	$.19	$(.30)

Diluted income (loss) per share	$.26	$.18	$(.30)

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

13.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				As Restated
	(in thousands, except per share amounts)
2008
Revenues	$18,400	$17,870	$18,333	$20,398
Net income	$833	$36	$1,108	$4,681
Basic net income per share	$.03	$-	$.05	$.19
Diluted net income per share	$.03	$-	$.05	$.19

2007
Revenues	$12,729	$16,347	$18,138	$20,517
Net loss	$(643)	$862	$2,115	$2,232
Basic net loss per share	$(.03)	$.04	$.09	$.09
Diluted net loss per share	$(.03)	$.03	$.08	$.09

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Financial Instruments

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

15.	Restatement of Consolidated Financial Statements

Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company  determined that there were errors in the computation of deferred tax assets and the related income tax benefit.

In 2006 and 2007, the deferred tax asset and the valuation allowance erroneously included losses generated by tax deductions that were taken by the Company on exercise of stock options. The deferred tax asset and the valuation allowance were also overstated as an incorrect state income tax rate was applied to the state tax loss carryforwards for the calculation of the deferred tax asset. Since the recorded deferred tax asset and the valuation allowance offset each other in 2006 and 2007, the errors did not affect net income or reported asset accounts in those years. In the fourth quarter of 2008, based on management’s assessment that the deferred tax asset would more likely than not be realized, management reversed the entire valuation allowance. Since the Company’s deferred tax asset account and valuation allowance were both overstated, the reversal in 2008 of the valuation allowance resulted in the erroneous recognition of a deferred tax asset and related tax benefit in 2008.

Accordingly, the December 31, 2008 consolidated financial statements have been restated to correct these errors. The effect of correcting these errors in the consolidated financial statements was as follows (in thousands, except per share amounts):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet at December 31, 2008:
	As Reported	Adjustment	As Restated
Deferred income taxes	$4,115	$(926)	$3,189
Total current assets	34,253	(926)	33,327
Total assets	45,385	(926)	44,459
Retained earnings	14,772	(926)	13,846
Total stockholders' equity	30,188	(926)	29,262
Total liabilities and stockholders' equity	45,385	(926)	44,459

Consolidated Statement of Operations for the year ended December 31, 2008:
	As Reported	Adjustment	As Restated
Benefit from income taxes	$(2,036)	$(926)	$(1,110)
Net income	7,584	(926)	6,658
Income per share – basic	0.31	(0.04)	0.27
Income per share – diluted	0.30	(0.04)	0.26

Consolidated Statement of Cash Flows for the year ended December 31, 2008:
	As Reported	Adjustment	As Restated
Net income	$7,584	$(926)	$6,658
Deferred income taxes	(3,582)	(926)	(2,656)

INNODATA ISOGEN, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 was as follows:

		Additions
		Charged to
	Balance at	Costs and	Charged to		Balance at
Period	Beginning of Period	Expenses	Other Accounts	Deductions	End of Period
2008	$127	$341	$-	$(2)	$466
2007	$70	$108	$-	$(51)	$127
2006	$111	$(9)	$-	$(32)	$70

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005Employment Agreement dated as of December 22,2005 Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30,2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

16	Letter of Grant Thornton regarding change in certifying accountant.	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of J.H. Cohn LLP	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith