Form 10-Q/A
period 2009-09-30
INNODATA ISOGEN INC
filed 2010-02-10
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Innodata Isogen, Inc. (“we” or the “Company”) for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 5, 2009.

The Company concluded that the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the period ended September 30, 2009 should be restated to correct errors in the computation of the Company's deferred tax asset and income tax benefit account and related valuation allowances.

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

To correct these errors, the Company filed restated financial statements in an amended Annual Report on Form 10-K/A on February 10, 2010.

As of September 30, 2009, the net result of the errors was that the Company’s deferred tax asset and retained earnings on its condensed consolidated balance sheet was overstated by $926,000. The errors did not affect net income or net cash flows during 2009. These corrections are described in more detail in Note 11 of the restated condensed consolidated financial statements.

As a result of the restatement, we have amended Items 1 and 4 of Part I of the original Form 10-Q. This Amendment No. 1 on Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the reader’s convenience, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and which relates to the Company as of September 30, 2009. However, this Form 10-Q/A only amends and restates the items described above to reflect the effects of the restatement. No attempt has been made to modify or update other disclosures presented in our September 30, 2009 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of November 5, 2009 (the original filing date of the September 30, 2009 Form 10-Q) and does not reflect events occurring after the filing of our September 30, 2009 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Unless otherwise stated, information in this Form 10-Q/A not affected by such current restatements remains unchanged and reflects the disclosures made at the time of the original filing.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30. 2009

INDEX

3

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	September 30, 2009	December 31, 2008
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,867	$13,875
Accounts receivable, net	12,911	14,017
Prepaid expenses and other current assets	3,903	2,246
Deferred income taxes	562	3,189
Total current assets	45,243	33,327
Property and equipment, net	6,105	6,726
Other assets	2,737	2,825
Deferred income taxes	964	906
Goodwill	675	675
Total assets	$55,724	$44,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,152	$1,053
Accrued expenses	2,307	2,540
Accrued salaries, wages and related benefits	5,362	5,289
Income and other taxes	1,223	1,649
Current portion of long term obligations	873	915
Deferred income taxes	208	-
Total current liabilities	11,125	11,446
Deferred income taxes	2,075	2,080
Long term obligations	1,234	1,671
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,163,000 issued and 25,375,000 outstanding at September 30, 2009; and 24,907,000 issued and 24,119,000 outstanding at December 31, 2008	262	249
Additional paid-in capital	20,245	16,614
Retained earnings	21,927	13,846
Accumulated other comprehensive income	1,045	742
	43,479	31,451
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	41,290	29,262
Total liabilities and stockholders’ equity	$55,724	$44,459
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

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 (As Restated) AND 2008
(Unaudited) (In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2009	24,119	$249	$16,614	$13,846	$742	$(2,189)	$29,262

Net income	-	-	-	8,081	-	-	8,081
Issuance of common stock upon exercise of stock options	1,256	13	3,434	-	-	-	3,447
Stock-based compensation	-	-	197	-	-	-	197
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	(27)	-	(27)
Change in fair value of derivatives, net of taxes	-	-	-	-	330	-	330

September 30, 2009	25,375	$262	$20,245	$21,927	$1,045	$(2,189)	$41,290

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	1,977	-	-	1,977
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)
Stock-based compensation	-	-	136	-	-	-	136
Change in transitional projected benefit obligation, net of taxes	-	-	-	-	62	-	62
Change in fair value of derivatives, net of taxes	-	-	-	-	(290)	-	(290)

September 30, 2008	24,119	$249	$16,530	$9,165	$(439)	$(2,189)	$23,316

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

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2009 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	Prepaid expenses and other current assets	$538	Accrued expenses	$—

Total derivative		$538		$—

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations were as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Net gain recognized in OCI (1)	$676	$538
Net loss reclassified from accumulated OCI into income (2)	$(45)	$(45)
Net gain (loss) recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs
(3) There were no ineffective portions for the period peresented.

10.	Financial Instruments

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

11.	Restatement of Condensed Consolidated Financial Statements

The Company concluded that the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, and its Quarterly Report for the period ended September 30, 2009, should be restated to correct errors in the computation of deferred tax assets and income taxes and related valuation allowances.

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

The effect of correcting these errors in the condensed consolidated financial statements as of September 30, 2009 is as follows (in thousands):

Consolidated Balance Sheet at September 30, 2009:

	As Reported	Adjustment	As Restated
Deferred income taxes	$1,488	$(926)	$562
Total current assets	46,169	(926)	45,243
Total assets	56,650	(926)	55,724
Retained earnings	22,853	(926)	21,927
Total stockholders' equity	42,216	(926)	41,290
Total liabilities and stockholders' equity	56,650	(926)	55,724

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q/A contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$27,867	$13,875
Working capital	34,118	21,881

At September 30, 2009, we had cash and cash equivalents of $27.9 million, representing a significant increase of approximately $14.0 million from December 31, 2008. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible acquisitions. As of September 30, 2009, we had working capital of approximately $34.1 million as compared to working capital of approximately $21.9 million as of December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based on the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of errors in computation of deferred tax assets and income tax benefit accounts and related valuation allowances.

As a consequence of that determination, we have implemented a procedure designed to detect or prevent this error from occurring in the future. The Company implemented a control requiring an outside tax advisor and consulting firm to review our quarterly as well as annual tax provision calculations. We have discussed this action with our audit committee and believe that such enhanced procedure will prospectively mitigate the material weakness.

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

INNODATA ISOGEN, INC.

Date:	February 9, 2010	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	February 9, 2010	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Chief Financial Officer and Principal Accounting Officer