Form 10-K
period 2009-12-31
INNODATA ISOGEN INC
filed 2010-03-11
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑    Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2009

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

(201) 371-8000
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
Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Stock Market on June 30, 2009) was $95,149,175.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 28, 2010 was 25,379,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA ISOGEN, INC
Form 10-K
For the Year Ended December 31, 2009

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, the primarily at-will nature of the Company’s contracts with its customers; and the ability of customers to reduce, delay or cancel projects, including projects that the Company regards as recurring; continuing revenue concentration in a limited number of clients; continuing reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions; potential undiscovered liabilities of companies we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties set forth under “Risk Factors.”

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

Item 1. Description of Business.

Business Overview

We provide knowledge process outsourcing (“KPO”) services, as well as publishing and related information technology (“IT”) services, that help leading media, publishing and information services companies create, manage and maintain their products. We also provide our services to companies in other information-intensive industries, such as information technology, manufacturing, aerospace, defense, government, law and intelligence.

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

For fiscal 2009, our revenue was $79.3 million, representing an increase of 6% over 2008, and our  income before income taxes was $8.3 million, an increase of approximately 49% compared to income before income taxes in 2008 of $5.5 million. For fiscal 2008, our revenue was $75.0 million, representing an increase of 11% over 2007, and our income before income taxes was $5.5 million, as compared to income before income taxes in 2007 of $4.5 million, representing an increase of approximately 23%.

Services that are ongoing in nature generate what we regard as recurring revenues. Services that terminate upon completion of a defined task generate what we regard as project, or non-recurring, revenues. Approximately 65% of our revenues were recurring in the fiscal year ended December 31, 2009 as compared to 68% in the fiscal year ended December 31, 2008 and 61% in the fiscal year ended December 31, 2007.

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

The KPO market is relatively young and is expected to continue expanding. An increasing number of companies are outsourcing high-end knowledge work as they seek to gain cost-savings and operational efficiencies and access the highly talented workforce in the Philippines, India and other countries. Universities in those countries are graduating thousands of qualified lawyers, doctors and scientists each year. As technology makes it possible to move vast amounts of data across the globe at relatively low cost, it is now quite cost effective for companies to tap into this labor pool.

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

We are helping customers take advantage of the fast-growing eBook market by converting books into eBook-ready formats. One of our customers, for example, is a global eBook retailer that offers a catalog of over two million books on nearly any consumer device including dedicated readers, laptops, Blackberries, iPhones and other emerging smart devices. We also work with several of the leading device manufacturers in the market.

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

In 2007, we launched a new KPO business area to provide technical communications services to clients. This unit started as a technical writing service and has expanded to include technical editing, e-learning, mobile and micro learning, translation and marketing communication services. The team has expanded significantly since its inception to include project managers, writers and editors who work from multiple locations across China, the Philippines, Sri Lanka, India, Israel and the United States.

For example, we are providing technical writing services to a leading global technology manufacturer. By co-locating teams in China and India where this client manufactures equipment, and our production centers in other Asian locales, we have helped the company generate quality documentation – ensuring that its customers use its products effectively – while also reducing our client’s overall costs.

We are also providing round-the-clock writing, editing, e-learning and troubleshooting documentation for one of the biggest video game companies in the world using our resources in the US, Israel, Philippines and India.

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

For example, we helped the world’s leading software company create automated processes for reducing the cost of creating online help information. Our engineering staff created the systems that are used by one of the world’s largest manufacturers of computers and peripherals to create and publish multi-lingual product support and technical information. It also collaborated with Lockheed Martin to build a content management system and digital asset management system for the F-35 Joint Strike Fighter program. For a leading electronic publisher of financial data, it automated the process of extracting and normalizing detailed financial information from public company filings.  Our staff defines client requirements (often working on-site at clients during this process), write specifications and design, develop, test and integrate technologies. Projects vary in size and duration.

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

Consulting Services — In addition to our publishing, KPO and IT services, our consulting practice works with clients at a strategic business and technology level to address new challenges and optimize their business processes. The practice has primary services that span content supply chain optimization, technology architecture and strategy, global sourcing, product and market strategy and development, and the deployment of content technologies.

For example, we worked with a leading specialist health information publisher to optimize their business process across technology, workflow, sourcing and organizational dimensions. Another customer, one of the world’s largest information media businesses, deep in the implementation of a game-changing technology replatforming, has a team of our consultants engaged in helping them implement this program successfully. At one of the leading publishing houses, we helped transform production processes, reducing the cost of product fabrication by 40%.

Clients

Two clients generated approximately 44%, 47% and 49% of our total revenues in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 21%, 21% and 23% of our total revenues for each of these respective fiscal years.

We have long-standing relationships with many of our clients. We have been continually providing services to our top two clients for over nine years. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high-quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

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

Our focus on technology and engineering.   Rather than simply relying on labor cost arbitrage to create value for clients, our engineering team optimizes efficiency by integrating proprietary and best-in-class third party tools into our workflows. In addition, our engineering team provides work directly to our clients, helping them achieve improved efficiencies within their own operations.

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

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our corporate headquarters in Hackensack, New Jersey, just outside New York City, our Dallas, Texas office and our Paris, France office. We have four executive-level business development and marketing professionals, and during 2009, we maintained approximately 11 full-time sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Research and Development

We did not incur any research and development costs in each of the three years ended December 31, 2009.

Competition

The market for publishing services and related KPO and IT services is highly competitive, fragmented and intense.  Our major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, MacMillan India, SPI Technologies and Thomson Digital.

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

Employees

As of December 31, 2009, we employed approximately 60 persons in the United States and Europe and over 7,000 persons in ten production facilities in the Philippines, India, Sri Lanka and Israel.  Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences.  No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-8000. Our website is www.innodata-isogen.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A.  Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues.  Two clients generated approximately 44%, 47% and 49% of our revenues in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

A significant portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed or otherwise terminated has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task, and we regard these revenues as non-recurring.  Non-recurring revenues derived from these project-based arrangements accounted for approximately 35%, 32% and 39% of our total revenues in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. While we seek, wherever possible, on completion or termination of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same client or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable.  If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2009, 31% or $3.6 million, of our accounts receivable was due from two clients.  In the fourth quarter of 2009, we recorded a provision for doubtful accounts of approximately $1.2 million on one of our customer balances.

In addition, we evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain specific allowances against doubtful receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we are unable to collect timely from our customers, our cash flows could be adversely affected.

Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations.  During the past eight quarters, our income (loss) before income taxes ranged from a loss of approximately $(3.2) million in the fourth quarter of 2009 to a profit of approximately $5.1 million in the first quarter of 2009.

We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our results of operations from quarter to quarter.

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects, or in employee wage levels and utilization rates, may cause us to significantly underutilize our production capacity and employees, resulting in significant variations in our operating results in any particular quarter, and have resulted in losses.

The economic environment and pricing pressures could negatively impact our revenues and operating results.

Due to the intense competition involved in the outsourcing and information technology services, we generally face pricing pressures from our clients. Our ability to maintain or increase pricing is restricted as clients generally expect to receive volume discount or special pricing incentives as we do more business with them; moreover, our large customers may exercise pressure for discounts outside of agreed terms.

In addition, a significant portion of our revenues was derived from customers located in the U.S. and Europe. If the U.S. or European economy continues to weaken or slow, pricing for our services may be depressed, which may adversely impact our revenues and profitability.

If our clients are not satisfied with our services, they may terminate our contracts with them or our services, which could have an adverse impact on our business.

Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on relationships our account teams develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts, which would mean that we could incur costs for the services performed with no associated revenue upon termination of a contract. This could also direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment or provide new service offerings, which may not succeed.

The outsourcing, information technology and consulting services industries is characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot assure you that we will be successful in developing new services, addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We depend on third-party technology in the provision of our services.

We rely upon certain software that we license from third parties, including software integrated with our internally developed software used in the provision of our services. These third-party software licenses may not continue to be available to us on commercially reasonable or competitive terms, if at all.  The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in the provision of our services until we develop, identify, license and integrate equivalent software. Any delay in the provision of our services could damage our business and adversely affect our results of operations.

We compete in highly competitive markets that have low barriers to entry.

The markets for our services are highly competitive and fragmented.  We compete successfully against our competitors in the future, however some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do.  If we fail to be competitive with these companies in the future, we may lose market share, which could adversely affect our revenues and results of operations.

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

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is significant. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The outsourcing industry relies on large numbers of skilled employees, and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees. The outsourcing industry, including our Company, experiences high employee attrition. Increased competition for these professionals, in the outsourcing industry or otherwise, could have an adverse effect on us. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity.

In addition, our ability to maintain and renew existing engagements and obtain new businesses will depend, in large part, on our ability to attract, train and retain personnel with skills that enable us to keep pace with growing demands for outsourcing, evolving industry standards and changing client preferences. Our failure to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Disruptions in telecommunications, system failures, data corruption or virus attacks could harm our ability to execute our global resource model, which could result in client dissatisfaction and a reduction of our revenues.

We use a distributed global resource model. Our onshore workforce provide services from our North American and European offices, as well as from client sites; and our offshore workforce provide services from our ten overseas production facilities in the Philippines, India, India, Sri Lanka and Israel. All our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

The major part of our operations is carried on in the Philippines, India, Sri Lanka and Israel, while our headquarters are in the United States and our clients are primarily located in North America and Europe.  While we do not depend on revenues from sources internal to the countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment.  Other risks associated with our international business activities include:

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

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka and Israel, is incurred in the local currencies of countries in which we operate.  For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with accounting principles generally accepted in the United States.  As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore adversely affect our results of operations.

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Continuing inflation without a corresponding devaluations of the peso and rupee against the dollar, or any other increase in the value of the peso or rupee relative to the dollar, could adversely affect our results of operations.

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

In the event that the government of India, the Philippines or the government of another country changes its tax policies, rules and regulations, our tax expense may increase and affect our effective tax rates.

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to the continual examination by tax authorities in India and the Company assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income or cash flows in the period or period for which that determination is made. If additional taxes are assessed, it could have an adverse impact on our financial results.

In addition, unanticipated changes in the tax rates, tax laws or the interpretation in tax laws in the jurisdiction where we operate, could affect our future results of operations.

Our operating results may be adversely affected by our use of derivative financial instruments.

We have entered into a series of foreign currency forward contracts that are designated as cash flow hedges. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs of our Asian subsidiaries. The hedging strategies that we have implemented or may implement to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse affect on our business, results of operations and financial condition.

Regulations of the Internal Revenue Service may impose significant U.S. income taxes on our subsidiaries in the Philippines.

Our subsidiaries incorporated in the Philippines were domesticated in Delaware as limited liability companies.  In August 2004, the Internal Revenue Service promulgated regulations, effective August 12, 2004, that treat certain companies incorporated in foreign jurisdictions and also domesticated as Delaware limited liability companies as U.S. corporations for U.S. federal income tax purposes.  We have affected certain filings with the Secretary of State of the State of Delaware to ensure that these subsidiaries are no longer domesticated in Delaware.  As a result, commencing January 1, 2005, these subsidiaries are no longer treated as U.S. corporations for U.S. federal income tax purposes under the regulations, and furthermore, are not subject to U.S. federal income taxes commencing as of such date.

In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding paragraph are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004.  In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations are retroactive.  Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre-existing entities until May 2006.  For periods prior to this date (i.e., prior to August 12, 2004) these final regulations apply, and the classification of dually chartered entities is governed by the pre-existing regulations.  As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in our financial statements for these entities for the periods prior to August 12, 2004.

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

An expiration or termination of our preferential tax rate incentives could adversely affect our results of operations.

We currently benefit from the preferential tax rate incentives in the Philippines and Sri Lanka which provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of these incentives could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations.

Our earnings may be adversely affected if we change our intent not to repatriate earnings in Asia or if such earnings become subject to U.S. tax on a current basis.

We had previously intended to remit $5.1 million of our foreign earnings to the U.S. These earnings represent a portion of our foreign profits earned prior to 2002. In 2009, we made a reassessment of our plans to remit such foreign earnings and determined that these earnings will be indefinitely reinvested in our foreign subsidiaries. Thus, we no longer accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our current intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2009. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

In early 2009, President Obama’s administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned abroad. Although the President did not include several of these proposals in the budget he announced in early 2010, Congress could consider any of these measures at any time. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and have a material adverse effect on our business, results of operations and financial condition.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

Our growth could be hindered by visa restrictions.

Occasionally, we have employees from our other facilities visit or transfer to the United States to meet our clients and work on projects at clients sites. Any visa restrictions or new legislation putting a restriction on issuing visas could affect our business.

Immigration and visa laws and regulations in the United States and other countries are subject to legislative and administrative changes as well as changes in the application of standards. Immigration and visa laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our ability to staff projects with our professionals who are not citizens of the country where the work is to be performed.

Political uncertainty, political unrest and terrorism in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those regions, which in turn could disrupt our business and results of operations.

We conduct the majority of our operations in the Philippines, India, Sri Lanka and Israel. These countries and regions remain vulnerable to disruptions from political uncertainty, political unrest and terrorist acts.

The Philippines continues to experience problems associated with an on-going communist insurgency and an Islamic-separatist one.  It also has the Abu Sayyaf Group, an Islamic-separatist group engaged in bombings and kidnappings which is purported to be have ties to the Al Qaeda terrorist organization.  While the locations affected by these groups are not near our facilities and operations, the nature of the risk does not preclude incidents from occurring anywhere in the country.

India has experienced terrorist attacks on its population centers.  In addition to the toll caused by these incidents, the allegations that these attacks are organized by Pakistan may result in the heightening of tensions and the attendant risks of military confrontation.

The conclusion of the civil war in Sri Lanka last year is a welcome development.  However, the concern is that activities may shift towards asymmetrical warfare and terrorist attacks on population centers.

Since September 2000, there has been a high level of violence between Israel and the Palestinians. Hamas, an Islamist movement responsible for many attacks, including missile strikes, against Israelis, won the majority of the seats in the Parliament of the Palestinian Authority in January 2006 and took control of the entire Gaza Strip, by force, in June 2007. Hamas has launched hundreds of missiles from the Gaza Strip against Israeli population centers. This led to an armed conflict between Israel and the Hamas during December 2008 and January 2009.

Any damage to our network and/or information systems would damage our ability to provide service, in whole or in part, and/or otherwise damage our operation  and could have an adverse effect on our business, financial condition or results of operations. Further political tensions brought about by any of these groups and escalation of hostilities could adversely affect our operations based in these countries and therefore adversely affect our revenues and results of operations.

Terrorist attacks or a war could adversely affect our results of operations.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States and the attacks in Mumbai, India in November 2008, and other acts of violence or war, such as the conflict in Iraq, could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence.  In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

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

We identified a material weakness in our internal control over financial reporting for the fiscal years ended December 31, 2008 and 2009. We identified that we had errors in the computation of deferred tax assets and related income tax benefit. Accordingly, we amended our Form 10-K for 2008 and Form 10-Q for September 30, 2009, to correct such errors. Although the errors were detected in December 2009, the mitigating controls were implemented after the end of the year and, therefore, we have determined that further tests are required before we consider the material weakness remediated. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or the interim financial statements will not be prevented or detected. Our failure to successfully remediate the material weakness could cause us to fail to meet our reporting obligations and produce timely and reliable financial information. Additionally such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We expect that our earnings, if any, will be used to finance our growth.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and ten overseas production facilities in the Philippines, India, Sri Lanka and Israel, all of which are leased. The square footage of all our leased properties is approximately 450,000.

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

The Court of Appeals decision was rendered in Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. 28 June 2007). Matters relating to execution of this decision are on file with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.)

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

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.”  On February 19, 2010, there were 91 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 4,819.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2009.

	Common Stock
	Sale Prices

2008	High	Low

First Quarter	$6.55	$4.19

Second Quarter	5.10	2.70

Third Quarter	3.30	2.30

Fourth Quarter	2.65	1.32

2009	High	Low

First Quarter	$3.78	$1.85

Second Quarter	5.47	3.15

Third Quarter	8.79	4.26

Fourth Quarter	8.49	4.97

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.  The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2009:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,847,000	$2.63	1,851,000

Equity compensation plans not approved by security holders	-	-	-

Total	1,847,000	$2.63	1,851,000

(1) 2009 Stock Option Plan, approved by the stockholders, see Note 9 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

In May 2008, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock. There is no expiration date associated with the program. During the year ended December 31, 2009, we did not repurchase any shares of our common stock. During the year ended December 31, 2008, we repurchased 606,000 shares of our common stock at a cost of approximately $1.9 million. Approximately $0.1 million remains available for repurchase under the program as of December 31, 2009. This authorization replaced a prior authorization made in August 2006.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2009, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$79,329	$75,001	$67,731	$40,953	$42,052

Operating costs and expenses
Direct operating expenses	54,761	53,173	48,229	34,316	30,920
Selling and administrative expenses	16,318	16,486	15,633	14,713	13,684
	71,079	69,659	63,862	49,029	44,604

Income (loss) from operations	8,250	5,342	3,869	(8,076)	(2,552)

Other (income) expense
Interest expense	28	56	33	7	18
Interest income	(58)	(262)	(678)	(683)	(457)

Income (loss) before provision for (benefit from) income taxes	8,280	5,548	4,514	(7,400)	(2,113)
Provision for (benefit from) income taxes	967	(1,110)	(52)	(77)	(462)
Net income (loss)	$7,313	$6,658	$4,566	$(7,323)	$(1,651)

Income (loss) per share:
Basic	$.30	$.27	$.19	$(.30)	$(.07)
Diluted	$.28	$.26	$.18	$(.30)	$(.07)
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

BALANCE SHEET DATA:

Working capital	$32,589	$21,881	$16,329	$14,292	$21,432

Total assets	$53,565	$44,459	$38,449	$30,329	$37,611

Long term obligations	$1,199	$1,671	$2,128	$1,564	$548

Stockholders’ equity	$40,985	$29,262	$23,230	$19,009	$26,814

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2009:

(Dollars in millions)

	Years Ended December 31,
	2009	% of revenue	2008	% of revenue	2007	% of revenue

Revenues	$79.3	100.0%	$75.0	100.0%	$67.7	100.0%
Direct operating costs	54.7	69.0%	53.2	70.9%	48.2	71.2%
Selling and administrative expenses	16.3	20.6%	16.5	22.0%	15.6	23.0%
Income from operations	8.3	10.4%	5.3	7.1%	3.9	5.8%
Other (income) expense	-		(0.2)		(0.6)
Income before provision for
(benefit from) income taxes	8.3		5.5		4.5
Provision for (benefit from) income taxes	1.0		(1.1)		(0.1)
Net income	$7.3		$6.6		$4.6

 Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our IT system professionals support the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. Services that we anticipate a client will require for an indefinite period generate what we regard as recurring revenues. Services that are provided for a specific project generate revenues that terminate on completion of a defined task, and we regard these revenues as non-recurring. We price our publishing services and KPO services based on the quantity delivered or resources utilized and we recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee turn-key basis.  Revenues for contracts billed on a time-and-materials basis are recognized as services are performed.  Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

Recurring revenues comprised 65%, 68% and 61% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients generated approximately 44%, 47% and 49% of our total revenues in the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider. We may also experience significant volume fluctuation.

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

Refer to “Risk Factors.”

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs and other administrative overhead costs.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Revenues were $79.3 million for the year ended December 31, 2009 compared to $75.0 million for the similar period in 2008, an increase of approximately 6%. The $4.3 million increase in revenues was  principally attributable to higher revenues from three clients, and was partially offset by a decrease in revenues from two clients. The change in revenue reflects an increase of $7.9 million from non-recurring project revenue and a decline of $3.6 million in recurring revenue.

Two clients generated approximately 44% and 47% of our revenues in the fiscal years ended December 31, 2009 and 2008, respectively. Further, for the years ended December 31, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 21% of our total revenues.

For the year ended December 31, 2009, approximately 65% of our revenue was recurring and 35% was non-recurring, compared with 68% and 32%, respectively, for the year ended December 31, 2008.

Direct Operating Costs

Direct operating costs were $54.7 million and $53.2 million for the years ended December 31, 2009 and 2008, respectively, an increase of approximately 3%.  Direct operating costs as a percentage of revenues was 69% for the year ended December 31, 2009 and 71% for the year ended December 31, 2008.

The increase in direct operating costs was principally attributable to an increase in wage rates and variable labor (management and production personnel) costs, compensation cost of new hires in our consulting and technology group, benefit costs and other operating costs in support of increased revenue. The increase in direct operating costs was partially offset by cost savings from restructuring activity undertaken in December 2008 and a favorable impact from foreign exchange rates of approximately $3.0 million in direct operating costs resulting from a strengthening of the U.S. dollar against the Philippine peso and Indian rupee. In addition, direct operating costs in 2009 reflect $0.3 million in gains from the settlement of foreign currency forward contracts, compared with $1.1 million in losses from the settlement of these foreign currency forward contracts in 2008. Direct operating expenses as a percentage of revenues was lower in 2009, compared to 2008, principally due to higher revenues and less than proportional increases in fixed costs and favorable foreign exchange rates.

Selling and Administrative Expenses

Selling and administrative expenses were $16.3 million and $16.5 million for the years ended December 31, 2009 and 2008, respectively, a decline of 1%. Selling and administrative expenses as a percentage of revenues was 21% and 22% for the years ended December 31, 2009 and 2008, respectively.  The lower percentage reflects sustained cost levels on a higher revenue base.

The decrease in selling and administrative expenses principally reflects cost reductions resulting from a restructuring program undertaken in December 2008, the favorable impact of foreign exchange rates, and a decrease in marketing costs and other administrative costs. These benefits were partially offset by an increase in the provision for doubtful accounts, approximately $1.2 million, for one of our customers and the compensation costs of new sales executives.

If no effect were given to the $1.2 million provision for doubtful accounts, which was recorded for one of our customers, selling and administrative expenses would have decreased by approximately 8% in 2009 as compared to 2008 and, as a percentage of revenues, would have been 19% in 2009, compared to 22% in 2008.

Restructuring Costs

As part of our overall cost reduction plan to reduce operating costs, in December 2008, we announced a restructuring plan that reduced our global work force by approximately 260 employees. The majority of these employees was based in Asia and terminated by December 31, 2008.

In connection with the restructuring, we recorded in 2008, a one-time charge of approximately $0.5 million ($0.3 million in direct operating costs and $0.2 million in selling and administrative expenses) representing severance and other personnel-related expenses. We paid $265,000 of the total restructuring charges by December 31, 2008 and paid the remaining balance of $210,000 in 2009.

Income Taxes

For the year ended December 31, 2009, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was partially offset by the benefit recorded for the U.S. entity. Certain foreign subsidiaries enjoyed a tax holiday in 2009. The income tax holiday for one of our Philippine subsidiaries expired in May 2009 and the income tax holiday for one of our Indian subsidiaries expired in March 2009. As of December 31, 2009, none of our foreign subsidiaries enjoy tax holidays. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

We had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which we intended to remit to the U.S. These earnings represent a portion of our foreign profits earned prior to 2002. In 2009, we made a reassessment of our plans to remit such foreign earnings and determined that these earnings would be indefinitely reinvested in our foreign subsidiaries. As a result of the change in our intent, we reduced our deferred tax liabilities related to undistributed foreign earnings by approximately $2.0 million. This reversal of deferred tax liabilities resulted in a tax benefit, which completely offset the provision for income tax recorded for the U.S. entity. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. If such earnings were to be distributed, we may be subject to United States income taxes that may not be fully offset by foreign tax credits.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 we reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets, resulting in a non-cash tax benefit amounting to $2.4 million. The decline in the valuation allowance in 2008 also resulted from the utilization of net operating losses. We utilized approximately $5.8 million and $3.8 million of net operating losses for the years ended December 31, 2009 and 2008, respectively. The remaining valuation allowance at December 31, 2009 and 2008 represents the allowance we have established on deferred tax assets of our foreign subsidiaries.

Pursuant to an income tax audit by the Indian Bureau of Taxation, in March 2006, one of our Indian subsidiaries received a tax assessment approximating $0.3 million, including interest through December 31, 2009, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will contest vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008 and December 2009, the Indian subsidiary received a tax assessment from the India Bureau of Taxation for the fiscal years ended March 31, 2005 and 2006, respectively, each approximating $0.3 million, including interest through December 31, 2009. We disagree with the basis of the tax assessments, have filed an appeal against the assessments and will contest it vigorously. In 2009, the Indian Bureau of Taxation  commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2008. The ultimate outcome cannot be determined at this time. As we are continually subject to tax audit by the Indian bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year 2008 and recorded an additional tax provision amounting to $323,000, including interest through December 31, 2009.

We had unrecognized tax benefits of $1.3 million and $0.8 million at December 31, 2009 and 2008, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.4 million and $0.2 million at December 31, 2009 and 2008, respectively. The unrecognized tax benefits as of December 31, 2009 and 2008, respectively, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

Net Income

We generated net income of $7.3 million in 2009 compared with net income of $6.7 million in 2008.  The positive change was principally attributable to the increase in gross margins resulting from increased revenues, favorable foreign exchange rates, a net favorable impact on the settlement of foreign currency forward contracts, lower selling and administrative expenses as a percentage of revenues, and overall cost savings from restructuring activity undertaken in December 2008.  These were partially offset by compensation costs related to the hiring of new sales executives and an increase in the provision for doubtful accounts, approximately $1.2 million, for one of our customers.  The positive change was also attributable to the reversal of the deferred tax liability, based on the intent to reinvest $5.1 million of foreign earnings indefinitely, offset by the reversal of a valuation allowance previously recorded on the U.S. portion of deferred tax assets, amounting to $2.4 million in 2008 and a decrease in interest income on available cash as a result of the decline in interest rates.

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

Direct Operating Costs

Direct operating costs were $53.1 million and $48.2 million for the years ended December 31, 2008 and 2007, respectively, an increase of approximately 10%.  Direct operating costs as a percentage of revenues was 70% for the year ended December 31, 2008 and 71% for the year ended December 31, 2007.

The increase in direct operating costs reflects higher compensation, benefit costs and other operating costs in support of increased revenue, the impact of foreign exchange rates of approximately $1.1 million in direct operating costs resulting from a weakened U.S. dollar against the Philippine peso and Indian rupee as well as approximately $1.1 million in losses from the settlement of forward contracts.

If no effect were given to the approximately $1.1 million resulting from foreign exchange fluctuation and $1.1 million of losses resulting from the settlement of foreign currency forward contracts, direct operating costs would have increased by approximately 6% in 2008 as compared to 2007 and, as a percentage of revenues, would have been 68% in 2008, compared to 72% in 2007.

Selling and Administrative Expenses

Selling and administrative expenses were $16.5 million and $15.6 million for the years ended December 31, 2008 and 2007, respectively, an increase of approximately 5%.  Selling and administrative expenses as a percentage of revenues was 22% and 23% for the years ended December 31, 2008 and 2007, respectively.  The lower percentage reflects sustained cost levels on a higher revenue base.

The increase in selling and administrative expenses principally reflects increased sales and administrative payroll and payroll related costs.

Restructuring Costs

As part of our overall cost reduction plan to reduce operating costs, in December 2008, we announced a restructuring plan reducing our global work force by approximately 260 employees. The majority of these employees was based in Asia and terminated by December 31, 2008.

In connection with the restructuring, we recorded a one-time charge of approximately $0.5 million ($0.3 million in direct operating costs and $0.2 million in selling and administrative expenses) representing severance and other personnel-related expenses.

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

For the year ended December 31, 2007, the benefit from income taxes represented a deferred tax benefit arising due to the nature of timing differences in certain overseas entities. In addition, certain overseas income was neither subject to foreign income taxes because of tax holidays granted to us, nor subject to tax in the U.S. unless repatriated. No provision for income taxes, other than alternative minimum tax, was recorded for our U.S. entity primarily due to utilization of net operating losses for which a valuation allowance was previously recorded against the corresponding deferred tax asset. In 2007, we recorded a benefit for the refund of taxes paid and interest from the IRS amounting to $395,000 and $60,000, respectively, which was the outcome of the final regulation from the IRS resulting in termination of the status of our Philippine subsidiaries as Delaware limited liability companies (Refer to “Risk Factors”).

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 we reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $2.4 million. The decline in the valuation allowance in 2008 also resulted from the utilization of net operating losses. In 2008, we utilized $3.8 million of net operating losses. The remaining valuation allowance at December 31, 2008 represents the portion we have established on deferred tax assets of our foreign subsidiaries.

We had previously intended to remit to the United States approximately $5.1 million of foreign earnings for which we recorded a deferred tax liability. These earnings represented a portion of our foreign profits earned prior to 2002. Beginning in 2002, unremitted earnings of foreign subsidiaries were included in the consolidated financial statements without giving effect to the United States taxes that may have been payable on distribution to the United States, because such earnings were not anticipated to be remitted to the United States.

Pursuant to an income tax audit by the Indian Bureau of Taxation, in March 2006, one of our Indian subsidiaries received a tax assessment approximating $434,000, including interest through December 31, 2008, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will contest vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008, we received a final tax assessment from the India Bureau of Taxation for the fiscal year ended March 31, 2005 for which we have provided adequate tax provision, including interest through December 31, 2008. We disagree with the basis of the tax assessment; we have filed an appeal against the assessment and will contest it vigorously. In 2008, the Indian Bureau of Taxation  commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2006. The ultimate outcome cannot be determined at this time.

We had unrecognized tax benefits of $840,000 and $740,000 at December 31, 2008 and 2007, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $253,000 and $153,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007 respectively, $664,000 and $564,000 of our unrecognized tax benefits, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

Net Income

We generated net income of $6.7 million in 2008 compared with net income of $4.6 million in 2007.  The change was principally attributable to the increase in gross margin resulting from increased revenues and lower selling and administrative expenses as a percentage of revenues, a reversal of a valuation allowance previously recorded on the U.S. portion of the deferred tax assets amounting to $2.4 million, offset by a decrease in interest income on available cash as a result of decline in interest rates, and an increase in foreign effective tax rates resulting in increase in income taxes attributable to our overseas subsidiaries.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2009	2008	2007

Cash and cash equivalents	$26,480	$13,875	$14,751
Working capital	32,589	21,881	16,329

At December 31, 2009 we had cash and cash equivalents of $26.5 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of December 31, 2009, we had no third party debt and had working capital of approximately $32.6 million as compared to working capital of approximately $21.9 million at December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues. Cash balances are held at leading commercial banks in bank deposits.

Our quarterly operating results are also subject to certain seasonal fluctuations. We generally experience lower revenue in the first quarter as we replace projects that were brought to an end in the fourth quarter and we begin new projects, which may have some normal start up delays during the first quarter. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

Net Cash Provided By Operating Activities

Cash provided by our operating activities in 2009 was $12.1 million resulting from a net income of $7.3 million, adjustments for non-cash items of $5.1 million and $0.3 million used for working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, $1.4 million  provision for doubtful accounts, of which $1.2 million was recorded for one of our customers and the remaining $0.2 million for other customers, $0.6 million for net change in deferred taxes and $0.2 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.9 million as a result of payment on accounts receivable, a use of cash of $0.4 million for an increase in prepaid expenses and other current assets, representing various prepayments made and timing of payment and a use of cash amounting to $0.6 million in income and other taxes and payment of accrued salaries, wages and other benefits.

Cash provided by our operating activities in 2008 was $4.5 million resulting from a net income of $6.7 million, adjustments for non-cash items of $2.0 million and $4.2 million used for working capital. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, $2.7 million for deferred taxes primarily resulting from a reversal of valuation allowance for the U.S. entity amounting to $2.4 million and $0.4 million for pension costs. Working capital activities primarily consisted of a use of cash of $3.7 million for an increase in accounts receivable primarily related to an increase in revenue and use of cash of $0.6 million for decline in accounts payable and accrued expenses representing the timing of expenditures and payments.

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

At December 31, 2009, our days’ sales outstanding were approximately 60 days as compared to 62 days as of December 31, 2008 and 52 days as of December 31, 2007.

Net Cash Used in Investing Activities

During 2009, 2008 and 2007, cash used in our investing activities was $2.2 million, $2.5 million and $4.4 million, respectively, for capital expenditures. Capital expenditures in 2009 related principally to the purchasing of routine technology equipment and software. Capital spending in 2008 related principally to the purchasing of routine technology equipment and facility upgrades. Furthermore, in 2008 and 2007, we acquired certain computer and communications equipment approximating $0.1 million and $0.8 million, respectively, through finance leases (non-cash). During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash from financing activities was principally driven by employee stock option exercises. Cash proceeds received from the exercise of stock options amounted to approximately $3.5 million, $0.1 million and $0.5 million in 2009, 2008 and 2007, respectively. In addition, total payment of long term obligations approximated $0.8 million, $1.1 million and $0.8 million for 2009, 2008 and 2007, respectively.

In March 2008, we renewed a vendor agreement, which had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.6 million, in each of 2009 and 2008. The agreement, which expired in February 2008, was originally entered in February 2005 for a total cost of approximately $1.6 million. In conjunction with this agreement, we paid the balance of $0.6 million in 2007.

In May 2008, we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock. In 2008, we acquired approximately 606,000 shares of our common stock for approximately $1.9 million at a volume weighted average price of $3.08 per share. No shares were repurchased in 2009.

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. based operating expenses in Philippines, India and Israel. Our U.S. Corporate headquarters has historically funded expenditures for our foreign subsidiaries. We are exposed to foreign exchange risk and therefore we use foreign currency forward contracts to mitigate our exposure to fluctuating future cash flows arising from changes in foreign exchange rates. We may continue to enter into these or other such instruments in the future, to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 3%. The line, which expires in June 2010, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of December 31, 2009. We plan on renewing the line of credit in the second quarter of 2010.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2009, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$161	$126	$35	$-	$-
Non-cancelable operating leases	2,559	793	1,134	632	-
Long-term vendor obligations	550	550	-	-	-

Total contractual cash obligations	$3,270	$1,469	$1,169	$632	$-

Future expected obligations under our pension benefit plans have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

Our most significant costs are the salaries and related benefits of our employees in Asia. We are exposed to higher inflation in wage rates in the countries we operate.  We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our customers.

Our quarterly operating results are subject to certain fluctuations.  We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter. In addition, as some of our Asian facilities are closed during holidays in the fourth quarter, we typically incur higher wages due to overtime that reduces our margins.

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

Allowance for Doubtful Accounts

We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our clients, adjusting credit terms when management believes appropriate, based upon payment history and an assessment of their current credit worthiness.  We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments.  We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past.  In addition, we will have credit exposure if the financial condition of one of our major clients were to deteriorate.  In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Revenue Recognition

We recognize revenue in the period in which we perform services and deliver in accordance with Staff Accounting Bulletin 104.

We recognize IT professional services revenues from custom applications and systems integration development which require significant production, modification or customization of software in a manner similar to accounting for performance of construction-type and certain production-type contracts. We recognize revenue for such services billed under fixed-fee arrangements, which are not significant to our overall revenues, using the percentage-of-completion method under contract accounting as we perform services or reach output milestones.  We measure the percentage completed either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.  For arrangements in which percentage-of-completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable).  Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2009.  We recognize revenue billed on a time-and-materials basis as we perform the services.

Long-lived Assets

We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets. We did not recognize an impairment in any of our long-lived assets during each of the three years in the period ended December 31, 2009.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  We provide a valuation allowance for net operating loss carryforwards which may not be realized and for deferred tax assets in foreign jurisdictions which may not be realized because of our current tax holidays. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Change in valuation allowance from period to period are included in our tax provision in the period of change. We had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. In 2009, we made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in our foreign subsidiaries. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States.

In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

We adopted an accounting standard on income taxes regarding uncertain tax positions on January 1, 2007. The adoption did not have an effect on our results of operations or financial position. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.

Goodwill and Other Intangible Assets

We test goodwill annually for impairment using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2009, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors and employees of the Company under various Stock Option Plans approved by stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and is recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $204,000, $220,000 and $174,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of business.    Our legal reserves related to these proceedings and claims are based on a determination of whether or not a loss is probable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations.

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

Recent Accounting Pronouncements

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) “Accounting Standards Codification” (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on our consolidated financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an update to fair value measurements and disclosures. This update provides amendments that reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  This update was effective for our annual financial statements for the year ended December 31, 2009. The adoption of this update did not have any impact on our consolidated financial statements.

In October 2009, FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2009) plus 0.5% or LIBOR (0.25% at December 31, 2009) plus 2.5%.  We have not borrowed under this line in 2009.  We plan on renewing the line of credit in the second quarter of 2010. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $36.3 million as of December 31, 2009. We may continue to enter these or other such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 1% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $0.4 million as of December 31, 2009. Similarly, a 1% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $0.4 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of December 31, 2009, our foreign locations held cash totaling approximately $11.4 million.

Item 8.	Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Index commencing on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                   Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective. The Company had determined that it had errors in the computation of deferred tax assets and related income tax benefit. Accordingly, the Company amended its Form 10-K for 2008 and Form 10-Q for September 30, 2009, to correct such errors and included descriptions of the material weakness (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) in internal control identified and the controls and procedures instituted and implemented over the tax process.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those made to designed to remediate the material weakness, as described below. We identified a material weakness in our internal control over financial reporting and have described the changes to our internal controls over financial reporting designed to remediate this material weakness.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, due to existence of a material weakness, as described below.

In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting. The preparation and review process for the calculation of the tax provision was inadequate, which led to errors in the computation of deferred tax assets and related income tax benefit. Although the errors were detected in December 2009, the mitigating controls were implemented after the end of the year and, therefore, we have determined that further tests are required of the mitigating controls before we can consider the material weakness remediated. Over the next year, we will continue to focus on our internal controls over accounting for income taxes, and we have implemented procedures designed to detect or prevent this error from occurring in the future. The Company implemented further enhancements to policies and procedures relating to tax account reconciliations and analysis and a control requiring an outside tax advisor and consulting firm to review our quarterly as well as annual tax provision calculations. We have discussed these actions with our audit committee and believe that such enhanced procedures will prospectively mitigate this material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, was audited by J.H. Cohn LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited Innodata Isogen, Inc. and Subsidiaries’ (“Innodata”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment relating to inadequate controls over the Company’s income tax provision preparation and review process. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 10, 2010, on those financial statements.

In our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and 2009 and 2008 financial statement schedule, of Innodata Isogen, Inc. and Subsidiaries’ and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/J.H. Cohn LLP

Roseland, New Jersey
March 10, 2010

Item 9B.  Other information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

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

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 11, 2010
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 11, 2010
O’Neil Nalavadi	Chief Financial Officer
and Principal Accounting Officer

/s/ Todd Solomon	Director	March 11, 2010
Todd Solomon

/s/ Louise C. Forlenza	Director	March 11, 2010
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	March 11, 2010
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	March 11, 2010
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	March 11, 2010
Anthea C. Stratigos

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the 2009 and 2008 financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule for the year ended December 31, 2007, were audited by other auditors whose report dated March 11, 2008 expressed an unqualified opinion on those statements and financial statement schedule.

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

In our opinion, the 2009 and 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2009 and 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Isogen Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 10, 2010, expressed an adverse opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Innodata Isogen, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Innodata Isogen, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2007.  Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Innodata Isogen, Inc. and subsidiaries for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 11, 2008

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(in thousands, except share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$26,480	$13,875
Accounts receivable-net of allowance for doubtful accounts of $1,808 and $466 at December 31, 2009 and 2008, respectively	11,741	14,017
Prepaid expenses and other current assets	3,899	2,246
Deferred income taxes	1,763	3,189
Total current assets	43,883	33,327
Property and equipment, net	5,559	6,726
Other assets	2,505	2,825
Deferred income taxes	943	906
Goodwill	675	675
Total assets	$53,565	$44,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,261	$1,053
Accrued expenses	2,293	2,540
Accrued salaries, wages and related benefits	5,022	5,289
Income and other taxes	1,339	1,649
Current portion of long term obligations	892	915
Deferred income taxes	487	-
Total current liabilities	11,294	11,446
Deferred income taxes	87	2,080
Long term obligations	1,199	1,671
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,167,000 shares issued and 25,379,000 outstanding at December 31, 2009; and 24,907,000 shares issued and 24,119,000 outstanding at December 31, 2008	262	249
Additional paid-in capital	20,267	16,614
Retained earnings	21,159	13,846
Accumulated other comprehensive income	1,486	742
	43,174	31,451
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	40,985	29,262
Total liabilities and stockholders’ equity	$53,565	$44,459

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except per share amounts)

	2009	2008	2007

Revenues	$79,329	$75,001	$67,731
Operating costs and expenses
Direct operating costs	54,761	53,173	48,229
Selling and administrative expenses	16,318	16,486	15,633
	71,079	69,659	63,862

Income from operations	8,250	5,342	3,869

Other (income) expense
Interest expense	28	56	33
Interest income	(58)	(262)	(678)
Income before provision for (benefit from) income taxes	8,280	5,548	4,514
Provision for (benefit from) income taxes	967	(1,110))	(52)
Net income	$7,313	$6,658	$4,566
Income per share:
Basic:	$.30	$.27	$.19
Diluted:	$.28	$.26	$.18
Weighted average shares outstanding:
Basic:	24,613	24,390	24,142
Diluted:	25,764	25,137	25,327

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2007	23,905	241	17,225	2,622	(760)	(319)	19,009

Net income	-	-	-	4,566	-	-	4,566
Issuance of common stock upon exercise of stock options	794	8	447	-	-	-	455
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)	-	-	-	(1,523)
Stock-based compensation	-	-	174	-	-	-	174
Pension liability adjustments, net of taxes	-	-	-	-	549	-	549

December 31, 2007	24,699	249	16,323	7,188	(211)	(319)	23,230

Net income	-	-	-	6,658	-	-	6,658
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Stock-based compensation	-	-	220	-	-	-	220
Pension liability adjustments, net of taxes	-	-	-	-	953	-	953
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)

December 31, 2008	24,119	249	16,614	13,846	742	(2,189)	29,262

Net income	-	-	-	7,313	-	-	7,313
Issuance of common stock upon exercise of stock options	1,260	13	3,449	-	-	-	3,462
Stock-based compensation	-	-	204	-	-	-	204
Pension liability adjustments, net of taxes	-	-	-	-	(75)	-	(75)
Change in fair value of derivatives, net of taxes	-	-	-	-	819	-	819

December 31, 2009	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985

See notes to consolidated financial statements.

INNODATA ISOGEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007

Cash flow from operating activities:
Net income	$7,313	$6,658	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,713	3,702	3,156
Provision for doubtful accounts	1,364	339	57
Stock-based compensation	204	220	174
Deferred income taxes	(607)	(2,656)	(87)
Pension cost	223	439	667
Loss on sale of equipment	176	-	-
Changes in operating assets and liabilities:
Accounts receivable	912	(3,683)	(4,246)
Prepaid expenses and other current assets	(353)	204	(976)
Refundable income taxes	-	453	609
Other assets	(234)	(206)	(147)
Accounts payable	208	(920)	986
Accrued expenses	(247)	313	258
Payment of minimum withholding taxes on net settlement of stock options	-	-	(1,523)
Accrued salaries, wages and related benefits	(267)	45	1,745
Income and other taxes	(310)	(404)	758
Net cash provided by operating activities	12,095	4,504	5,997

Cash flows from investing activities:
Capital expenditures	(2,168)	(2,452)	(4,449)

Cash flows from financing activities:
Payment of long-term obligations	(784)	(1,129)	(849)
Proceeds from exercise of stock options	3,462	71	455
Purchase of treasury stock	-	(1,870)	-
Net cash provided by (used in) financing activities	2,678	(2,928)	(394)

Increase (decrease) in cash and cash equivalents	12,605	(876)	1,154

Cash and cash equivalents, beginning of year	13,875	14,751	13,597
Cash and cash equivalents, end of year	$26,480	$13,875	$14,751

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,194	$1,099	$325
Cash paid for interest	$28	$56	$33

Non-cash investing and financing activities:
Acquisition of equipment utilizing capital leases	$-	$81	$770
Vendor financed software licenses acquired	$-	$1,650	$-

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”), is a leading provider of knowledge process outsourcing (KPO) services as well as publishing and related information technology services that help organizations create, manage and maintain their products. Publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. The Company’s staff of IT systems professionals design, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Principles of Consolidation and Basis of Presentation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has evaluated subsequent events through the date and time the financial statements were issued. No material subsequent events have occurred since December 31, 2009 that would require recognition or disclosure in these consolidated financial statements.

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

The Company recognizes its IT professional services revenues from custom application and systems integration development which requires significant production, modification or customization of software in a manner similar to accounting for performance of construction type and certain production type contracts. Revenue from such services billed under fixed-fee arrangements, which are not significant to the overall revenue, is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress (which is included in accounts receivable).  Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2009.  Revenue billed on a time and materials basis is recognized as services are performed.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars.  As such, transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2009 and 2008 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $256,000, $(190,000) and $925,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments- In the first quarter of 2009, the Company adopted a recent accounting standard on derivatives and hedging, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company has designated its derivative (foreign currency forward contracts) as a cash flow hedge. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

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

Long-lived Assets-Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:  (i)  significant  underperformance  relative to expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed initially using a projected undiscounted cash flow method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in general and administrative  expenses in the Company’s statements of operations, and would result in reduced carrying amounts of the related assets on the Company’s balance sheets. No impairment charges were recorded in the three years ended December 31, 2009.

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

In the annual impairment test conducted by the Company on September 30, 2009, 2008 and 2007 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company would determine that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Change in valuation allowance from period to period is included in the Company’s tax provision in the period of change. The Company had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. In 2009, the Company made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in its foreign subsidiaries. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States.

On January 1, 2007, the Company adopted an accounting standard on income taxes regarding uncertain tax positions. The adoption did not have an effect on the results of operations or financial position of the Company. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statement of operations.

Accounting for Stock-Based Compensation – The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Direct operating costs	$13	$46	$74
Selling and adminstrative expenses	191	174	100
Total stock-based compensation	$204	$220	$174

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2009 and 2008, because of the relative short maturity of these instruments.

Fair value measurements and disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company adopted an update made to fair value measurements and disclosures on January 1, 2009, which delayed the effective date of the accounting standard for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This update did not have any impact on the Company’s consolidated financial statements.

The accounting standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income per Share- Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

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

Deferred revenue-Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2009 and 2008 is deferred revenue amounting to $0.9 million and $1.3 million, respectively.

Reclassifications-Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements-In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) “Accounting Standards Codification” (“ASC”). The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the consolidated financial statements included herein.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an update to fair value measurements and disclosures. This update provides amendments that reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  This update became effective for the Company’s annual financial statements for the year ending December 31, 2009. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2009	2008

Equipment	$19,574	$18,831
Software	3,931	3,671
Furniture and office equipment	1,967	1,878
Leasehold improvements	4,181	4,149
Total	29,653	28,529
Less accumulated depreciation and amortization	(24,094)	(21,803)
	$5,559	$6,726

Depreciation and amortization expense of property and equipment was approximately $3.1 million, $3.1 million and $2.6 million for each of the three years in the period ended December 31, 2009.

At December 31, 2009 and 2008, equipment under capital leases had a gross cost of approximately $1.6 million. Accumulated depreciation of equipment under capital leases was $1.3 million and $1.0 million for 2009 and 2008, respectively. Amortization of assets under capital leases is included under depreciation and amortization expense.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2009 are as follows (in thousands):

	2009	2008	2007

Current income tax expense:
Foreign	$1,476	$1,531	$441
Federal	55	72	(359)
State and local	27	20	(54)
	1,558	1,623	28
Deferred income tax benefit:
Foreign	-	(342)	(103)
Federal	(496)	(1,839)	31
State and local	(95)	(552)	(8)
	(591)	(2,733)	(80)

Provision for (benefit from) income taxes	$967	$(1,110)	$(52)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31 is summarized as follows:

	2009	2008		2007

Federal statutory rate Effect of:	34.0%	34.0%		34.0%
State income taxes (net of federal tax benefit)	3.5	6.3		(11.3)
Taxes on foreign income at rates that differ from U.S. statutory rate	(9.2)	6.9		(2.5)
Reversal of deferred tax liability relating to unrepatriated foreign earnings	(23.9)	-		-
Change in valuation allowance on deferred tax assets	0.8	(68.2)		(4.8)
Increase in unrecognized tax benefits	7.5	1.8		-
IRS refund for foreign subsidiaries	-	-		(8.7)
Other	(1.0)	(0.8)		(7.8)
Effective rate	11.7%	(20.0	) %	(1.1	) %

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2009 due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Deferred income tax assets:
Allowances not currently deductible	$822	$267
Depreciation and amortization	401	297
Equity compensation not currently deductible	200	265
Net operating loss carryforwards	314	2,455
Expenses not deductible until paid	823	836
Tax credit carryforwards	236	26
Other	42	17
Total gross deferred income tax assets before valuation allowance	2,838	4,163
Valuation allowance	(132)	(68)
Net deferred income tax assets	2,706	4,095

Deferred income tax liabilities:
Foreign source income, not taxable until repatriated	-	(1,981)
Derivatives	(481)	-
Other	(93)	(99)
Totals	(574)	(2,080)

Net deferred tax assets	$2,132	$2,015

Net deferred income tax asset-current	$1,763	$3,189
Net deferred income tax asset-long term	943	906
Net deferred income tax liability-current	(487)	-
Net deferred income tax liability-non-current	(87)	(2,080)

Net deferred income tax assets	$2,132	$2,015

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. In 2008, the Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including the Company’s cumulative earnings experience by taxing jurisdiction, expectation of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon  management’s assessment and the available evidence, in 2008 the Company reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets resulting in a non-cash tax benefit amounting to $2.4 million. The decline in valuation allowance in 2008 also resulted from the utilization of net operating losses. The remaining valuation allowance at December 31, 2009 and 2008 represents the portion the Company has established on deferred tax assets of its foreign subsidiaries.

The Company had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which it intended to remit to the U.S. These earnings represent a portion of the Company’s foreign profits earned prior to 2002. In 2009, the Company made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in its foreign subsidiaries. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by approximately $2.0 million. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to $17.7 million at December 31, 2009. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. Federal or state income taxes has been made.

The Company had established a valuation allowance of approximately $3.7 million at December 31, 2007. The net change in the total valuation allowance for the years ended December 31, 2009, 2008 and 2007 was an increase (decline) of $0.1 million, $(3.7) million and $0.3 million, respectively. The Company utilized approximately $5.8 million, $3.8 million and $2.1 million of net operating loss carryforwards for the years ended December 31, 2009, 2008 and 2007, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States and foreign components of income before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2009	2008	2007

United States	$3,919	$3,455	$2,750
Foreign	4,361	2,093	1,764
Total	$8,280	$5,548	$4,514

Certain of the Company’s foreign subsidiaries were subject to tax holidays in the past. The income tax holiday of one of the Philippine subsidiaries expired in May 2009 and of one of the Indian subsidiaries expired in March 2009.  As of December 31, 2009, there were no foreign subsidiaries, which are subject to tax holidays. Due to the tax holidays, the income tax rate for these subsidiaries was substantially reduced, the tax benefit from which was approximately $153,000, $378,000 and $95,000 for each of the three years in the period ended December 31, 2009, respectively. In addition, certain of the Company’s foreign subsidiaries are subject to preferential tax rates.

At December 31, 2009, the Company had U.S. Federal and New Jersey state net operating loss carryforwards available of approximately $4.5 million and $6.5 million, respectively. These net operating loss carryforwards expire at various times through 2026.  Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2009 and 2008. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2009 were approximately $4.0 million.

On January 1, 2007, the Company adopted an accounting standard on income taxes regarding uncertain tax positions. The adoption did not have an effect on the results of operations or financial position of the Company.

The Company had unrecognized tax benefits of $1.3 million and $0.8 million at December 31, 2009 and 2008, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.4 million and $0.2 million at December 31, 2009 and 2008, respectively. The unrecognized tax benefits as of December 31, 2009 and 2008, respectively, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a roll forward of the Company’s unrecognized tax benefits (amounts in thousands):

	December 31,
	2009	2008

Balance at beginning of year	$840	$740
Increases for tax position in prior years	470
Decrease for tax position in prior years	(176)
Interest accrual	169	100
Balance at end of year	$1,303	$840

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

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest through December 31, 2009, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment, and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008 and December 31, 2009, the Indian subsidiary received a final tax assessment for the fiscal year ended March 31, 2005 and March 31, 2006 from the Indian Bureau of Taxation approximating $340,000 and $294,000, respectively including interest through December 31, 2009. Management disagrees with the basis of these tax assessments, and has filed an appeal against the assessments, which it will contest vigorously. In 2009, the Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended 2008. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audit by the Indian bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal year 2008 and recorded an additional tax provision amounting to $323,000, including interest through December 31, 2009.

4.	Long term obligations

Total long-term obligations as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Vendor obligations
Capital lease obligations (1)	$161	$453
Deferred lease payments	185	89
Microsoft license (2)	550	1,100

Pension obligations
Accrued pension liability	1,195	944
	2,091	2,586
Less: Current portion of long-term obligations	892	915
Totals	$1,199	$1,671

         (1) In 2008, the Company financed the acquisition of certain computer and communication equipment. The capital lease obligations bear interest at rates ranging from 6% to 12% and are payable over two to three years.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (2)  In March 2008, the Company renewed a vendor agreement, where the original agreement had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company is obligated to pay $137,500 on a quarterly basis over the term of the agreement. The total cost was allocated to the following asset accounts in 2008 (in thousands):

Prepaid expenses and other current assets	$496
Other assets	992
Property and equipment	162

$1,650

Amortization expense was approximately $0.6 million, $0.6 million and $0.5 million for each of the three years in the period ended December 31, 2009.

The future minimum lease payments required under the capital leases aggregates $0.2 million as December 31, 2009.

5.	Commitments and contingencies

Line of Credit- The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2010, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of December 31, 2009. The Company plans on renewing the line of credit in the second quarter of 2010.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of security deposit. For each of the three years in the period ended December 31, 2009, rent expense, principally for office and production space, totaled approximately $3.0 million, $3.0 million and $2.6 million, respectively.

In addition, the Company leases certain equipment under short-term operating lease agreements. For each of the three years in the period ended December 31, 2009, rent expense for equipment totaled approximately $59,000, $70,000 and $207,000, respectively.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2009 (in thousands) are as follows:

Years Ending December 31,

2010	$793
2011	682
2012	452
2013	313
2014	319

Total minimum lease payments	$2,559

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation – The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Matters relating to execution of this decision are on file with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases do not include a limit on potential maximum future payments. As of December 31, 2009, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2009, the net book value of the property and equipment was $0.7 million.

6.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $84,000 to the plan for the year ended December 31, 2009.  For the years ended December 31, 2008 and 2007, the Company’s matching contributions were approximately $119,000 and $123,000, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Pension benefits – The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government mandated defined pension benefits.  For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age.  The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2009, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $223,000, $439,000 and $667,000 for each of the three years in the period ended December 31, 2009.

The following table summarizes the amounts recognized in accumulated other comprehensive income, net of taxes (in thousands):

	Years Ended December 31,
	2009	2008	2007

Amortization of transition obligation	$99	$92	$83
Actuarial gain	(174)	861	466

Total	$(75)	$953	$549

Amounts in accumulated other comprehensive income not yet
reflected in net periodic pension cost, net of taxes:

Actuarial gain	$1,153	$1,327
Transition obligation	(486)	(585)

Total	$667	$742

Amounts in accumulated other comprehensive income expected to be amortized in 2010 net periodic pension cost:

Actuarial gain	$211
Transition obligation	(94)

Total	$117

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements.

Benefit Obligations:

Change in the Benefit Obligation:	2009	2008	2007
Projected benefit obligation at beginning of the year	$1,072	$1,860	$1,580
Service cost	210	314	404
Interest cost	105	151	121
Actuarial loss (gain)	24	(1,022)	(442)
Foreign currency exchange rate changes	23	(170)	259
Benefits paid	(42)	(61)	(62)
Projected benefit obligation at end of year	$1,392	$1,072	$1,860

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2009	2008	2007

Service cost	$210	$314	$404
Interest cost	105	151	121
Actuarial (gain) loss recognized	(92)	(26)	142
Net periodic pension cost	$223	$439	$667

The accumulated benefit obligation, which represents benefits earned to date, was approximately $0.6 million and $0.5 million at December 31, 2009 and 2008, respectively.

Actuarial assumptions for all non-U.S. plans are described below.  The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year.

	2009	2008	2007
Discount rate	7.2%-12%	7.6%-12%	8%-10%
Rate of increase in compensation levels	7%-10%	7%-10%	10%-13%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2010	$45
2011	58
2012	62
2013	73
2014	85
2015 to 2019	$1,101

7.	Restructuring Charges

As part of the overall cost reduction plan to reduce operating costs, in December 2008 the Company announced a restructuring plan that reduced its global work force by approximately 260 employees, the majority of whom were based in Asia. Most employees were terminated by December 31, 2008.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the restructuring, the Company recorded in 2008, a one-time charge of approximately $475,000 in the consolidated statement of operations for severance and other personnel-related expenses. Of the total restructuring charges, $255,000 was allocated to direct operating costs and $220,000 was allocated to selling and administrative expenses. As of December 31, 2008, the Company paid $265,000 of the total restructuring charges and paid the remaining balance of $210,000 in 2009.

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

Common Stock Reserved - As of December 31, 2009, the Company had reserved for issuance approximately 3,698,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In May 2008, the Company announced that the Board of Directors authorized the repurchase of up to $2.0 million of its common stock. There is no expiration date associated with the program. During the year ended December 31, 2009, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2008, the Company repurchased 606,000 shares of its common stock at a cost of approximately $1.9 million. Approximately $0.1 million remains available for repurchase under the program as of December 31, 2009. This authorization replaced a prior authorization made in August 2006.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All directors, officers and other employees, and other persons who provide services to the Company, are eligible to participate in the 2009 Plan. The 2009 Plan provides for the grants of stock options (which may be incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or non-qualified stock options). The stock options granted may have a maximum term of up to ten years. The 2009 Plan also provides for awards of stock appreciation rights, restricted stock awards, stock units and performance grants.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2009 (1)	2008	2007

Weighted average fair value of options granted	$—	$2.46	$2.99

Risk-free interest rate	—	3.61%	4.61%
Expected life (years)	—	8.00	8.00
Expected volatility factor	—	97%	122%
Expected dividends	—	None	None

(1) There were no options granted in 2009.

The Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The expected term of options granted is based on a combination of vesting schedules, term of the options and historical experience. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Plans as of December 31, 2009, and changes during the year then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	3,173,111	$2.68
Granted	—	—
Exercised	(1,259,747)	2.75
Forfeited/Expired	(66,584)	2.63
Outstanding at December 31, 2009	1,846,780	$2.63	4.26	$5,839,000

Exercisable at December 31, 2009	1,824,280	$2.62	4.23	$5,790,800

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2009 totaled approximately $55,000.  The weighted-average period over which these costs will be recognized is twenty months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised for each of the three years in the period ended December 31, 2009 was approximately $4.0 million, $0.1 million and $4.3 million, respectively.

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

10.	Comprehensive income

The components of comprehensive income are as follows (in thousands):

	December 31,
	2009	2008	2007

Net income	$7,313	$6,658	$4,566
Pension liability adjustment, net of taxes	(75)	953	549
Unrealized gain from derivatives, net of taxes	819	—	—
Comprehensive income	$8,057	$7,611	$5,115

Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of changes in pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment reporting and concentrations

In 2007, the Company commenced a reorganization of its management and operating structure. Prior to 2007, the Company’s operations were classified into two operating segments: (1) content-related BPO and KPO services and (2) IT professional services.  In this reorganization, management merged the content-related BPO services and IT professional services segments (ceasing to monitor its operations by these two segments). With this reorganization, the Company consists of one business unit that generates revenues and expenses. The Company’s chief operating decision maker reviews the full operating results of the entire Company at the consolidated level. Thus, the Company's current operating segment structure reflects the way the chief operating decision maker looks at the overall Company to evaluate performance and make executive decisions (including the allocation of resources) about the business. There is no end to end responsibility or management other than at the consolidated level, and discrete financial information is available at the consolidated level. Thus the Company has had one operating segment since 2007.

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

Long-lived assets as of December 31, 2009 and 2008, respectively by geographic region are comprised of:

	2009	2008
	(in thousands)
United States	$1,152	$1,372

Foreign countries:
Philippines	2,927	3,379
India	1,284	1,675
Sri Lanka	592	654
Israel	279	321
Total foreign	5,082	6,029
	$6,234	$7,401

Two clients generated approximately 44%, 47% and 49% of the Company’s total revenues in the fiscal year ended December 31, 2009, 2008 and 2007, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2009, 2008 and 2007, revenues from non-US clients accounted for 21%, 21% and 23%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, by geographic region (determined based upon customer’s domicile), are as follows:

	2009	2008	2007
	(in thousands)

United States	$62,932	$59,042	$52,017
The Netherlands	6,150	7,564	9,070
Other - principally Europe	10,247	8,395	6,644
	$79,329	$75,001	$67,731

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant amount of the Company's revenues are derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2009, approximately 37% of the Company's accounts receivable was from foreign (principally European) clients and 31% of accounts receivable was due from two clients. As of December 31, 2008, approximately 22% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from two clients. No other clients accounts for 10% or more of the receivables as of December 31, 2009 and 2008.

12.	Income per Share

	2009	2008	2007
	(in thousands, except per share amounts)

Net income	$7,313	$6,658	$4,566

Weighted average common shares outstanding	24,613	24,390	24,142
Dilutive effect of outstanding options	1,151	747	1,185
Adjusted for dilutive computation	25,764	25,137	25,327

Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

Options to purchase 1.1 million shares of common stock in 2008 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted net income per share in 2009 and 2007 as the exercise price was lower than the average market price.

13.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2009
Revenues	$21,815	$21,635	$19,107	$16,772
Net income (loss)	$3,581	$3,204	$1,296	$(768)
Basic net income (loss) per share	$.15	$.13	$.05	$(.03)
Diluted net income (loss) per share	$.15	$.13	$.05	$(.03)

2008
Revenues	$18,400	$17,870	$18,333	$20,398
Net income	$833	$36	$1,108	$4,681
Basic net income per share	$.03	$-	$.05	$.19
Diluted net income per share	$.03	$-	$.05	$.19

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Derivatives

In the first quarter of 2009, the Company adopted a recent accounting standard on derivatives and hedging, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2009 was $36.3 million, which is comprised of cash flow hedges denominated in U.S. dollars.

As of December 31, 2008, there were no outstanding foreign currency forward contracts or other derivative instruments.

The following table presents the fair value of derivative instruments included within the consolidated balance sheet as of December 31, 2009 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$1,300	Accrued expenses	$—

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for 2009 were as follows (in thousands):

Net gain recognized in OCI (1)	$1,300
Net gain reclassified from accumulated OCI into income (2)	$275
Net gain (loss) recognized in income (3)	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2)	Effective portion classfied as direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Financial Instruments

 The following table sets forth the financial instruments as of December 31, 2009 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,300	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2009 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

INNODATA ISOGEN, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 was as follows:

		Additions
	Balance at	Charged to Costs and	Charged to		Balance at
Period	Beginning of Period	Expenses	Other Accounts	Deductions	End of Period

2009	$466	$1,364	$-	$(22)	$1,808

2008	$127	$341	$-	$(2)	$466

2007	$70	$57	$-	$-	$127

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30,2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Option Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

16	Letter of Grant Thornton regarding change in certifying accountant.	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of J.H. Cohn LLP	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith