Form 10-Q
period 2010-03-31
INNODATA ISOGEN INC
filed 2010-05-03
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 26, 2010 was 25,419,246.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2010

INDEX

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,830	$26,480
Accounts receivable, net	10,441	11,741
Prepaid expenses and other current assets	4,455	3,899
Deferred income taxes	1,785	1,763
Total current assets	42,511	43,883
Property and equipment, net	5,617	5,559
Other assets	2,467	2,505
Deferred income taxes	950	943
Goodwill	675	675
Total assets	$52,220	$53,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,261
Accrued expenses	1,832	2,293
Accrued salaries, wages and related benefits	4,915	5,022
Income and other taxes	1,506	1,339
Current portion of long term obligations	721	892
Deferred income taxes	631	487
Total current liabilities	10,643	11,294
Deferred income taxes	87	87
Income and other taxes – long term	300	-
Long term obligations	1,286	1,199
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,207,000 shares issued and 25,419,000 outstanding at March 31, 2010; and 26,167,000 shares issued and 25,379,000 outstanding at December 31, 2009	262	262
Additional paid-in capital	20,288	20,267
Retained earnings	19,755	21,159
Accumulated other comprehensive income	1,788	1,486
	42,093	43,174
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	39,904	40,985
Total liabilities and stockholders’ equity	$52,220	$53,565
See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$15,474	$21,112

Operating costs and expenses:
Direct operating costs	12,272	12,407
Selling and administrative expenses	4,135	3,607
Interest income, net	(2)	(13)
Totals	16,405	16,001

Income (loss) before provision for income taxes	(931)	5,111

Provision for income taxes	473	1,530

Net income (loss)	$(1,404)	$3,581

Income (loss) per share:
Basic and diluted	$(.06)	$.15

Weighted average shares outstanding:
Basic	25,379	24,138
Diluted	25,379	24,568

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$(1,404)	$3,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	956	916
Stock-based compensation	21	83
Deferred income taxes	(31)	973
Pension cost	101	73
Changes in operating assets and liabilities:
Accounts receivable	1,300	(1,119)
Prepaid expenses and other current assets	(105)	(112)
Other assets	(103)	(73)
Accounts payable and accrued expenses	(684)	(441)
Accrued salaries, wages and related benefits	(107)	(360)
Income and other taxes	467	(224)
Net cash provided by operating activities	411	3,297

Cash flow from investing activities:
Capital expenditures	(873)	(349)

Cash flow used in financing activities:
Payment of long term obligations	(188)	(274)
Proceeds from exercise of stock options	-	81

Net cash used in financing activities	(188)	(193)

Increase (decrease) in cash and cash equivalents	(650)	2,755

Cash and cash equivalents, beginning of period	26,480	13,875

Cash and cash equivalents, end of period	$25,830	$16,630

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$10
Cash paid for income taxes	$107	$1,027

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss	-	-	-	(1,404)	-	-	(1,404)
Stock-based compensation	-	-	19	-	-	-	19
Issuance of restricted shares	40	-	2	-	-	-	2
Pension liability adjustments, net of taxes	-	-	-	-	(3)	-	(3)
Change in fair value of derivatives, net of taxes	-	-	-	-	305	-	305
March 31, 2010	25,419	$262	$20,288	$19,755	$1,788	$(2,189)	$39,904

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188
Net income	-	-	-	3,581	-	-	3,581
Issuance of common stock upon exercise of stock options	35	-	81	-	-	-	81
Stock-based compensation	-	-	83	-	-	-	83
Pension liability adjustments, net of taxes	-	-	-	-	(10)	-	(10)
March 31, 2009	24,154	$249	$16,778	$18,353	$732	$(2,189)	$33,923

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”) is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology (“IT”) services that help leading media, publishing and information service companies create, manage, use and maintain their products. Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. The Company’s staff of IT systems professionals designs, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2010, and the results of its operations, cash flows and stockholders’ equity for the three months ended March 31, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements is the same as those described in the December 31, 2009 consolidated financial statements.

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

 Reclassifications-Certain reclassifications have been made to the prior periods’ consolidated condensed financial statements to conform to the current period’s presentation.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $1.6 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at both March 31, 2010 and December 31, 2009. The unrecognized tax benefits as of March 31, 2010 and December 31, 2009, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2010 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2010	$1,303
Increases for tax position in current period	300
Interest accrual	15
Balance – March 31, 2010	$1,618

The Company is subject to U.S. federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2009.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through March 31, 2010, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $301,000, respectively, including interest through March 31, 2010. Management disagrees with the basis of these tax assessments, and has filed an appeal against the assessments, which it will contest vigorously. In 2009, the Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2008. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2008 and 2009 for this subsidiary and recorded an additional tax provision amounting to $631,000, including interest through March 31, 2010.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2010, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of March 31, 2010. The Company plans on renewing the line of credit in the second quarter of 2010.

Litigation-The Supreme Court of the Republic of the Philippines has refused to review a decision of the Court of Appeals in Manila against a Philippine subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Matters relating to execution of this decision are on file with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines, and the Department of Labor and Employment office of the Secretary of Labor and Employment, Republic of the Philippines. Based on consultation with legal counsel, the Company believes that recovery against the Company is nevertheless unlikely.

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

A summary of option activity under the Company’s stock option plans as of March 31, 2010, and changes during the period then ended, is presented below:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,846,780	$2.63
Granted	150,000	$5.20
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2010	1,996,780	$2.82	4.46	$2,681,000
Exercisable at March 31, 2010	1,824,280	$2.62	3.98	$2,671,300

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three months ended
	March 31,
	2010	2009 (1)

Weighted average fair value of options granted	$3.54	$—

Risk-free interest rate	3.19%	—
Expected life (years)	8.00	—
Expected volatility factor	90%	—
Expected dividends	None	—

(1) There were no options granted during the three months ended March 31, 2009.

No options were exercised during the three months ended March 31, 2010. The total intrinsic value of options exercised for the three months ended March 31, 2009 was approximately $4,000. No options vested during the three months ended March 31, 2010.

In March 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 40,000 restricted shares, which vest over four years. No restricted shares vested as of March 31, 2010. The weighted average grant date fair value of the restricted shares was $0.2 million.

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2010 totaled approximately $0.7 million. The weighted-average period over which these costs will be recognized is twenty-six months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three months ended March 31,
	2010	2009

Direct operating costs	$3	$3
Selling and adminstrative expenses	18	80
Total stock-based compensation	$21	$83

5.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended
	March 31,
	2010	2009

Net income (loss)	$(1,404)	$3,581
Pension liability adjustment, net of taxes	(3)	(10)
Unrealized gain from derivatives, net of taxes	305	—
Comprehensive income (loss)	$(1,102)	$3,571

Accumulated other comprehensive income as reflected in the condensed consolidated balance sheets consists of changes in pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes.

6.	Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2010	2009

United States	$10,557	$17,317
United Kingdom	1,947	$1,232
The Netherlands	1,870	1,673
Other - principally Europe	1,100	890
	$15,474	$21,112

Long-lived assets as of March 31, 2010 and December 31, 2009, respectively, by geographic regions are comprised of (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

United States	$1,160	$1,152
Foreign countries:
Philippines	3,117	2,927
India	1,219	1,284
Sri Lanka	544	592
Israel	252	279
Total foreign	5,132	5,082
	$6,292	$6,234

The Company’s top two clients generated approximately 29% and 58% of our revenues for the three months ended March 31, 2010 and 2009, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended March 31, 2010 and 2009, revenues from non-US clients accounted for 32% and 18%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2010, approximately 43% of the Company's accounts receivable were from foreign (principally European) clients and 38% of accounts receivable were due from two clients.  As of December 31, 2009, approximately 37% of the Company's accounts receivable were from foreign (principally European) clients and 31% of accounts receivable were due from two clients.

7.	Income (loss) per share

	Three months ended March 31,
	2010	2009
	(in thousands, except per share amounts)

Net income (loss)	$(1,404)	$3,581
Weighted average common shares outstanding	25,379	24,138
Dilutive effect of outstanding stock awards	—	430
Adjusted for dilution computation	25,379	24,568

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 0.1 million shares of common stock and 1.4 million shares of common stock as of March 31, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 2.0 million potential common shares derived from the exercise of stock options and unvested restricted shares as of March 31, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

8.	Derivatives

The Company has a large portion of its operations in international markets that subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India and Israel.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2010 was $35.6 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value
		2010	2009
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$1,750	$1,300

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	2010	2009 (4)

Net gain recognized in OCI (1)	$962	$—
Net gain reclassified from accumulated OCI into income (2)	$512	$—
Net gain (loss) recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs.
(3) There were no ineffective portions for the periods presented.
(4) No foreign currency forward contracts at March 31, 2009.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

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

 The following table sets forth the financial assets and liabilities as of March 31, 2010 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,750	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2010 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focuses on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and generally recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our IT professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved.

We consider the criteria of reporting revenue gross as a principal versus net as an agent.  Factors considered in determining whether we are the principal in the transaction include whether we are the primary obligor, have risks and rewards of ownership, and we bear the risk that the customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amount received from custormers are presented net of payments in the condensed consolidated statement of operations.

Revenue include reimbursement of out-of-pocket expenses, with the corresponding out -of-pocket expenses included in direct operating costs.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs, and other administrative overhead costs.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues

Revenues were $15.5 million for the three months ended March 31, 2010 compared to $21.1 million for the similar period in 2009, a decline of approximately 27%.  The $5.6 million decline in revenues was principally attributable to a $7.7 million decline in revenue from our top two clients.  The decline was partially offset by a $2.1 million increase in revenues from our other clients.  The $7.7 million year over year decline in revenues from our top two clients follows significant declines in revenues from these clients in the second half of 2009.  We cannot determine whether this pattern will continue in the next several quarters, but in any event considers it unlikely that revenues from these clients will in the near term resume at the levels that prevailed in the first half of 2009.

Our top two clients generated $4.5 million or 29% and $12.2 million or 58% of our revenues for the three months ended March 31, 2010 and 2009, respectively. No other client accounted for 10% or more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $4.9 million or 32% and $3.8 million or 18% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, approximately 71% or $11.0 million of our revenues were recurring and 29% or $4.5 million were non-recurring, compared with 59% or $12.5 million and 41% or $8.6 million, respectively, for the three months ended March 31, 2009.

Direct Operating Costs

Direct operating costs were $12.3 million and $12.4 million for the three months ended March 31, 2010 and 2009, respectively, a decline of approximately 1%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our top two clients. The decline in direct operating costs was partially offset by compensation costs of new hires in our consulting and technology group. These costs, which are approximately $0.4 million per quarter, represent an investment to build our capabilities and expand our consulting and technology service offering.

In addition, for the period ended March 31, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by $0.9 million, which was partially offset by gains from the settlement of foreign currency forward contracts of approximately $0.5 million.

Changes in direct operating expenses mentioned above resulted in an increase of direct operating costs as a percentage of revenues to 79% for the three months ended March 31, 2010 from 59% for the three months ended March 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $4.1 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively, an increase of approximately 15%.

The increase in selling and administrative expenses principally reflects compensation costs of new personnel hired for sales and consulting services, increased marketing costs and unfavorable foreign exchange rates.

Changes in selling and administrative costs mentioned above resulted in increased selling and administrative expenses as a percentage of revenues to 27% for the three months ended March 31, 2010 from 17% for the three months ended 2009.

Income Taxes

For the three months ended March 31, 2010, the provision for income taxes was primarily comprised of the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year ended March 31, 2010 and recorded a provision of $300,000. The provision for uncertain tax positions was partially offset by the deferred tax benefit recorded due to net losses incurred by our Indian subsidiary. In addition, we recorded a provision for income taxes for the U.S. entity and certain of our foreign subsidiaries as these entities generated income. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended March 31, 2009, we recorded a provision for income taxes for the U.S. entity and certain of our foreign subsidiaries, but not all, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated a net loss of $1.4 million in the three months ended March 31, 2010 compared with net income of $3.6 million in the comparable period in 2009.  The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, and increased compensation costs due to new hires in our consulting and technology group, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to the hiring of new sales executives, offset by a decrease in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$25,830	$26,480
Working capital	31,868	32,589

At March 31, 2010, we had cash and cash equivalents of $25.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of March 31, 2010, we had working capital of approximately $31.9 million as compared to working capital of approximately $32.6 million as of December 31, 2009. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2010 was $0.4 million resulting from a net loss of $1.4 million, adjustments for non-cash items of $0.5 million and $1.3 million provided by working capital. Adjustments for non-cash items primarily consisted of $1.0 million for depreciation and amortization and $0.6 million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $1.3 million as a result of payments on accounts receivable, a use of cash of $0.7 million for accounts payable and accrued expenses representing payments made to vendors and suppliers and a source of cash of $1.1 million related to income and other taxes.

Cash provided by our operating activities for the three months ended March 31, 2009 was $3.3 million resulting from a net income of $3.6 million, adjustments for non-cash items of $2.0 million and $2.3 million used for working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $1.0 million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $1.1 million for an increase in accounts receivable primarily related to an increase in our revenues, a use of cash of $0.4 million for a decrease in accounts payable and accrued expenses representing the timing of payment, and a use of cash of $0.4 million for a decrease in accrued salaries and wages and related benefits due to the payment of bonuses and incentives, which were accrued as of December 31, 2008.

At March 31, 2010, our days’ sales outstanding were approximately 65 days as compared to 60 days as of December 31, 2009.

Net Cash Used in Investing Activities

For the three months ended March 31, 2010, we spent cash approximating $0.9 million for capital expenditures, compared to approximately $0.3 million for the three months ended March 31, 2009. Capital spending in 2010, as well as in 2009, related principally to the purchasing of routine technology equipment and software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Total payments of long term obligations approximated $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Cash proceeds received from the exercise of stock options amounted to approximately $0.1 million in the three months ended March 31, 2009. There were no options exercises in the three months ended March 31, 2010.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2010, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of March 31, 2010. We plan on renewing the line of credit in the second quarter of 2010.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2010 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$105	$84	$21	$-	$-
Non-cancelable operating leases	2,484	782	1,067	635	-
Long term vendor obligations	412	412	-	-	-
Total contractual cash obligations	$3,001	$1,278	$1,088	$635	$-

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

Our most significant costs are the salaries and related benefits of our employees in Asia. We are exposed to higher inflation in wage rates in the countries in which we operate.  We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our clients.

Our quarterly operating results are subject to certain fluctuations.  We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter. In addition, as some of our Asian facilities are closed during holidays in the fourth quarter, we typically incur higher wages, due to overtime, that reduce our margins.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In October 2009, Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our condensed consolidated financial statements.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2010) plus 0.5% or LIBOR (0.25% at March 31, 2010) plus 2.5%.  We have no outstanding obligations under this line.  We plan on renewing the line of credit in the second quarter of 2010. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that subject us to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines, India and Israel where revenues are generated in U.S. dollars and the corresponding expenses are generated in Philippine pesos, Indian rupees and Israeli shekels.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $35.6 million as of March 31, 2010. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 1% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $0.4 million as of March 31, 2010. Similarly, a 1% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $0.4 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of March 31, 2010, our foreign locations held cash totaling approximately $11.8 million.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision, and with the participation, of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those made to designed to remediate the material weakness, as described below.

In 2009, in the course of making our assessment of the effectiveness of internal control over financial reporting, we had identified a material weakness. The preparation and review process for the calculation of the tax provision was inadequate, which led to errors in the computation of deferred tax assets and related income tax benefit. Although the errors were detected in December 2009, the mitigating controls were implemented in the first quarter of 2010. We have implemented procedures designed to detect or prevent this error from occurring in the future. Based on the discussion with our audit committee, we have implemented further enhancements to policies and procedures relating to tax account reconciliations and analysis and a control requiring an outside tax advisor and consulting firm to review our quarterly as well as annual tax provision calculations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2010, the Compensation Committee of our Board of Directors approved the issuance of 40,000 restricted shares and 150,000 stock options to our Chief Financial Officer. Refer to Exhibits 10.1, 10.2 and 10.3 for grant agreements.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1  Form of Restricted Share Grant letter dated April 2, 2010 for O’Neil Nalavadi.

10.2  Form of Stock Option Grant letter dated March 16, 2010 for O’Neil Nalavadi.

10.3  Form of Stock Option Grant letter dated March 16, 2010 for O’Neil Nalavadi.

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

INNODATA ISOGEN, INC.

Date:	May 3, 2010	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 3, 2010	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer