Form 10-Q
period 2010-06-30
INNODATA ISOGEN INC
filed 2010-07-27
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 23, 2010 was 25,419,246.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2010

INDEX

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)
	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$19,448	$26,480
Short term investments - other	5,557	-
Accounts receivable, net	10,140	11,741
Prepaid expenses and other current assets	2,554	3,899
Deferred income taxes	1,677	1,763
Total current assets	39,376	43,883

Property and equipment, net	5,130	5,559
Other assets	2,303	2,505
Long term investments - other	2,000	-
Deferred income taxes	909	943
Goodwill	675	675
Total assets	$50,393	$53,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,045	$1,261
Accrued expenses	2,128	2,293
Accrued salaries, wages and related benefits	5,274	5,022
Income and other taxes	1,354	1,339
Current portion of long term obligations	572	892
Deferred income taxes	42	487
Total current liabilities	10,415	11,294

Deferred income taxes	87	87
Income and other taxes – long term	360	-
Long term obligations	1,325	1,199

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,207,000 shares issued and 25,419,000 outstanding at June 30, 2010; 26,167,000 shares issued and 25,379,000 outstanding at December 31, 2009	262	262
Additional paid-in capital	20,522	20,267
Retained earnings	18,881	21,159
Accumulated other comprehensive income	730	1,486
	40,395	43,174
Less: treasury stock, 788,000 shares at cost	(2,189)	(2,189)
Total stockholders’ equity	38,206	40,985
Total liabilities and stockholders’ equity	$50,393	$53,565

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2010	2009

Revenues	$15,386	$20,905

Operating costs and expenses:
Direct operating costs	12,107	13,469
Selling and administrative expenses	3,770	3,063
Interest income, net	(33)	(6)
Totals	15,844	16,526

Income (loss) before provision for income taxes	(458)	4,379
Provision for income taxes	416	1,175
Net income (loss)	$(874)	$3,204

Income (loss) per share:

Basic and diluted	$(.03)	$.13

Weighted average shares outstanding:

Basic	25,419	24,249
Diluted	25,419	25,373

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2010	2009

Revenues	$30,860	$42,017

Operating costs and expenses:
Direct operating costs	24,379	25,876
Selling and administrative expenses	7,905	6,670
Interest income, net	(35)	(19)
Totals	32,249	32,527

Income (loss) before provision for income taxes	(1,389)	9,490
Provision for income taxes	889	2,705
Net income (loss)	$(2,278)	$6,785

Income (loss) per share:

Basic	$(.09)	$.28
Diluted	$(.09)	$.27

Weighted average shares outstanding:

Basic	25,400	24,194
Diluted	25,400	24,912

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,278)	$6,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,914	1,816
Stock-based compensation	92	166
Excess tax benefit from stock-based compensation	(163)	-
Deferred income taxes	114	1,781
Pension cost	208	85
Changes in operating assets and liabilities:
Accounts receivable, net	1,601	(160)
Prepaid expenses and other current assets	155	(431)
Other assets	(76)	(117)
Accounts payable and accrued expenses	(381)	227
Accrued salaries, wages and related benefits	252	192
Income and other taxes	538	(290)
Net cash provided by operating activities	1,976	10,054

Cash flows from investing activities:
Capital expenditures	(1,207)	(975)
Purchases of investments - other	(7,557)	-
Net cash used in investing activities	(8,764)	(975)

Cash flows from financing activities:
Payment of long term obligations	(407)	(471)
Excess tax benefit from stock-based compensation	163	-
Proceeds from exercise of stock options	-	635
Net cash provided by (used in) financing activities	(244)	164

Increase (decrease) in cash and cash equivalents	(7,032)	9,243
Cash and cash equivalents, beginning of period	26,480	13,875
Cash and cash equivalents, end of period	$19,448	$23,118

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$18
Cash paid for income taxes	$236	$1,522

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss	-	-	-	(2,278)	-	-	(2,278)
Stock-based compensation	40	-	92	-	-	-	92
Excess tax benefit from stock-based compensation	-	-	163	-	-	-	163
Pension liability adjustments, net of taxes	-	-	-	-	(6)	-	(6)
Change in fair value of derivatives, net of taxes	-	-	-	-	(750)	-	(750)
June 30, 2010	25,419	$262	$20,522	$18,881	$730	$(2,189)	$38,206

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188
Net income	-	-	-	6,785	-	-	6,785
Issuance of common stock upon exercise of stock options	291	3	826	-	-	-	829
Stock-based compensation	-	-	166	-	-	-	166
Pension liability adjustments, net of taxes	-	-	-	-	(18)	-	(18)
Change in fair value of derivatives, net of taxes	-	-	-	-	(138)	-	(138)
June 30, 2009	24,410	$252	$17,606	$21,557	$586	$(2,189)	$37,812

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2010, and the results of its operations, cash flows and stockholders’ equity for the three and six months ended June 30, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2009 consolidated financial statements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $1.7 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at both June 30, 2010 and December 31, 2009. The unrecognized tax benefits as of June 30, 2010 and December 31, 2009, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2010 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2010	$1,303
Increases for tax position in current period	360
Interest accrual	29
Balance – June 30, 2010	$1,692

The Company is subject to U.S. federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2009.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through June 30, 2010, for the fiscal tax year ended March 31, 2003. Management disagrees with the basis of the tax assessment and has filed an appeal against the assessment, which it will contest vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $307,000, respectively, including interest through June 30, 2010. Management disagrees with the basis of these tax assessments, and has filed an appeal against the assessments, which it will contest vigorously. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and years subsequent to the fiscal year March 31, 2007 for this subsidiary, and recorded an additional tax provision amounting to approximately $700,000 including interest through June 30, 2010. In 2009, the Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2008. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of June 30, 2010. The Company plans on renewing the line of credit in the second quarter of 2011.

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
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

4.	Stock options

A summary of option activity under the Company’s stock option plans as of June 30, 2010, and changes during the six month period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,846,780	$2.63
Granted	150,000	$5.20
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at June 30, 2010	1,996,780	$2.82	4.26	$710,000
Exercisable at June 30, 2010	1,835,530	$2.62	3.80	$710,000

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair values of the options granted and weighted average assumptions are as follows:
	Six months ended
	June 30,
	2010	2009 (1)

Weighted average fair value of options granted	$3.54	$—

Risk-free interest rate	3.19%	—
Expected term (years)	8.00	—
Expected volatility factor	90%	—
Expected dividends	None	—

(1) There were no options granted during the six months ended June 30, 2009.

No options were exercised during the six months ended June 30, 2010. The total intrinsic value of options exercised for the six months ended June 30, 2009 was approximately $0.3 million. The total fair value of stock options vested during the six months ended June 30, 2010 was $0.1 million.

In March 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 40,000 restricted shares to the Chief Financial Officer, which vest over four years. No restricted shares vested as of June 30, 2010. The weighted average grant date fair value of the restricted shares was $0.2 million.

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2010 totaled approximately $0.7 million. The weighted-average period over which these costs will be recognized is twenty-seven months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Cost of sales	$3	$3	$6	$6
Selling and adminstrative expenses	68	80	86	160
Total stock-based compensation	$71	$83	$92	$166

5.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2008

Net income (loss)	$(874)	$3,204	$(2,278)	$6,785
Pension liability adjustment, net of taxes	(3)	(8)	(6)	(18)
Unrealized loss from derivatives, net of taxes	(1,055)	(138)	(750)	(138)
Comprehensive income (loss)	$(1,932)	$3,058	$(3,034)	$6,629

Accumulated other comprehensive income as reflected in the condensed consolidated balance sheets consists of changes in pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of June 30, 2010, and changes during the period then ended, is presented below (in thousands):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income

Balance at January 1, 2010	$667	$819	$1,486
Current-period change	(6)	(750)	(756)
Balance at June 30, 2010	$661	$69	$730

6.	Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Unites States	$9,755	$17,456	$20,312	$34,773
United Kingdom	2,537	1,548	4,484	$2,780
The Netherlands	1,813	1,257	3,683	2,930
Other - principally Europe	1,281	644	2,381	1,534
	$15,386	$20,905	$30,860	$42,017

Long-lived assets as of June 30, 2010 and December 31, 2009, respectively, by geographic regions are comprised of (in thousands):

	2010	2009

United States	$1,114	$1,152
Foreign countries:
Philippines	2,888	2,927
India	1,094	1,284
Sri Lanka	484	592
Israel	225	279
Total foreign	4,691	5,082
	$5,805	$6,234

The Company’s top two clients generated approximately 29% and 52% of our revenues for the three months ended June 30, 2010 and 2009, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended June 30, 2010 and 2009, revenues from non-US clients accounted for 37% and 16%, respectively, of the Company's revenues.

The Company’s top two clients generated approximately 29% and 55% of our revenues for the six months ended June 30, 2010 and 2009, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the six months ended June 30, 2010 and 2009, revenues from non-US clients accounted for 34% and 17%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2010, approximately 39% of the Company's accounts receivable was from foreign (principally European) clients and 47% of accounts receivable were due from three clients in the publishing industry.  As of December 31, 2009, approximately 37% of the Company's accounts receivable was from foreign (principally European) clients and 31% of accounts receivable were due from two clients in the publishing industry.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

7.	Income (loss) per share

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income (loss)	$(874)	$3,204	$(2,278)	$6,785

Weighted average common shares outstanding	25,419	24,249	25,400	24,194
Dilutive effect of outstanding options	—	1,124	—	718
Adjusted for dilution computation	25,419	25,373	25,400	24,912

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted-average number of shares outstanding.

Options to purchase 1.0 million shares of common stock for the three months ended June 30, 2010 were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 1.0 million potential common shares derived from the exercise of stock options for the three months ended June 30, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive. All options outstanding were included in the computation of diluted income (loss) per share for the three months ended June 30, 2009, as the exercise price was lower than the average market price.

Options to purchase 0.2 million shares of common stock and 0.3 million shares of common stock for the six months ended June 30, 2010 and 2009, respectively were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 1.8 million potential common shares derived from the exercise of stock options and unvested restricted shares for the six months ended June 30, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive.

8.	Derivatives

The Company has a large portion of its operations in international markets that subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue are accounted for in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India and Israel.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2010 was $34 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value
		2010	2009
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$110	$1,300

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009 (4)	2010	2009 (4)

Net gain recognized in OCI (1)	$(952)	$—	$10	$—
Net gain reclassified from accumulated OCI into income (2)	$688	$—	$1,200	$—
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs.
(3) There were no ineffective portions for the periods presented.
(4) No foreign currency forward contracts at June 30, 2009.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, short term investments and long term investments, consist of certificates of deposit, and accounts payable approximating their fair value as of June 30, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

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
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

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

 The following table sets forth the financial assets and liabilities as of June 30, 2010 and December 31, 2009, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$110	$—

December 31, 2009	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,300	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2010 and December 31, 2009 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements  are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, the primarily at-will nature of the  contracts with our customers and the ability of customers to reduce, delay or cancel projects, including projects that we regard as recurring; continuing revenue concentration in a limited number of clients, continuing reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

We consider the criteria of reporting revenue gross as a principal versus net as an agent.  Factors considered in determining whether we are the principal in the transaction include whether we are the primary obligor, have risks and rewards of ownership, and we bear the risk that the customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statement of operations.

Revenue includes reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenues

Revenues were $15.4 million for the three months ended June 30, 2010 compared to $20.9 million for the similar period in 2009, a decline of approximately 26%.  The $5.5 million decline in revenues was principally attributable to a $7.3 million decline in revenue from one of our top two clients.  The decline was partially offset by a $1.8 million increase in revenues from our other clients.  The $7.3 million year-over-year decline in revenues from one of our top two clients follows significant declines in revenues from these clients in the second half of 2009 and first quarter of 2010.  We cannot determine whether this pattern will continue in the next several quarters, but in any event we consider it unlikely that revenues from these clients will, in the near term, resume at the levels that prevailed in the first half of 2009.

Our top two clients generated $4.5 million or 29% and $10.8 million or 52% of our revenues for the three months ended June 30, 2010 and 2009, respectively. No other client accounted for 10% or more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $5.6 million or 37% and $3.5 million or 17% of our total revenues for the three months ended June 30, 2010 and 2009, respectively.

For the three months ended June 30, 2010, approximately 73% or $11.2 million of our revenues were recurring and 27% or $4.2 million were non-recurring, compared with 61% or $12.7 million and 39% or $8.2 million, respectively, for the three months ended June 30, 2009.

Direct Operating Costs

Direct operating costs were $12.1 million and $13.5 million for the three months ended June 30, 2010 and 2009, respectively, a decline of approximately 10%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our top two clients. The decline in direct operating costs was partially offset by annual increases in compensation costs of existing employees and other miscellaneous operating costs.

In addition, for the three month period ended June 30, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by $0.6 million, which was completely offset by gains from the settlement of foreign currency forward contracts of approximately $0.7 million.

Changes in direct operating expenses and revenues, as mentioned above resulted in an increase in direct operating costs as a percentage of revenues to 79% for the three months ended June 30, 2010 from 64% for the three months ended June 30, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $3.8 million and $3.1 million for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately 23%.

The increase in selling and administrative expenses principally reflects compensation costs of new personnel hired for sales and consulting services and unfavorable foreign exchange rates.

Changes in selling and administrative costs and revenues, as mentioned above resulted in increased selling and administrative expenses as a percentage of revenues to approximately 25% for the three months ended June 30, 2010 from 15% for the three months ended June 30, 2009.

Income Taxes

For the three months ended June 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for the U.S. Parent and certain of our foreign subsidiaries. In addition, the provision for income tax also includes the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the three months ended June 30, 2010 and recorded a provision of $60,000. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended June 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated a net loss of $0.9 million in the three months ended June 30, 2010 compared with net income of $3.2 million in the comparable period in 2009.  The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, and annual increases in compensation costs of existing employees, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to the hiring of new sales executives, offset by a decrease in the provision for income taxes.

Six Months Ended June 30, 2010 and 2009

Revenues

Revenues were $30.9 million for the six months ended June 30, 2010 compared to $42.0 million for the similar period in 2009, a decline of approximately 27%.  The $11.1 million decline in revenues was principally attributable to a $15.7 million decline in revenue from one of our top two clients.  The decline was partially offset by a $4.6 million increase in revenues from our other clients.  The $15.7 million year-over-year decline in revenues from one of our top two clients follows significant declines in revenues from these clients in the second half of 2009 and the first half of 2010.  We cannot determine whether this pattern will continue in the next several quarters, but in any event we consider it unlikely that revenues from these clients will, in the near term, resume at the levels that prevailed in the first half of 2009.

Our top two clients generated $9.0 million or 29% and $23.0 million or 55% of our revenues for the six months ended June 30, 2010 and 2009, respectively. No other client accounted for 10% or more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $10.5 million or 34% and $7.2 million or 17% of our total revenues for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, approximately 72% or $22.3 million of our revenues were recurring and 28% or $8.6 million were non-recurring, compared with 60% or $25.3 million and 40% or $16.7 million, respectively, for the six months ended June 30, 2009.

Direct Operating Costs

Direct operating costs were $24.4 million and $25.9 million for the six months ended June 30, 2010 and 2009, respectively, a decline of 6%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our top two clients. The decline in direct operating costs was partially offset by annual increases in compensation costs of existing employees, other operating costs and compensation costs of new hires in our consulting and technology group.

In addition, for the six month period ended June 30, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by $1.5 million, which was partially offset by gains from the settlement of foreign currency forward contracts of approximately $1.2 million.

Changes in direct operating expenses and revenues, as mentioned above resulted in an increase in direct operating costs as a percentage of revenues to 79% for the six months ended June 30, 2010 from 62% for the six months ended June 30, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $7.9 million and $6.7 million for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately 19%.

The increase in selling and administrative expenses principally reflects compensation costs of new personnel hired for sales and consulting services and unfavorable foreign exchange rates.

Changes in selling and administrative costs and revenues, as mentioned above resulted in increased selling and administrative expenses as a percentage of revenues to 26% for the six months ended June 30, 2010 from 16% for the six months ended 2009.

Income Taxes

For the six months ended June 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year ended March 31, 2010 and for the three months ended June 30, 2010, and recorded a provision of $360,000. In addition, the provision for income taxes also includes the provision we recorded for the U.S. Parent and certain of our foreign subsidiaries. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the six months ended June 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated a net loss of $2.3 million in the six months ended June 30, 2010 compared with net income of $6.8 million in the comparable period in 2009.  The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, annual increases in compensation costs of existing employees and increased compensation costs due to new hires in our consulting and technology group, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to the hiring of new sales executives, offset by a decrease in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$19,448	$26,480
Short term and long term investments - other	7,557	-
Working capital	28,961	32,589

At June 30, 2010, we had cash and cash equivalents of $19.4 million and short term and long term investments of $7.6 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of June 30, 2010, we had working capital of approximately $29.0 million as compared to working capital of approximately $32.6 million as of December 31, 2009. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2010 was $2.0 million resulting from a net loss of $2.3 million, adjustments for non-cash items of $2.2 million and $2.1 million provided by changes in working capital. Adjustments for non-cash items primarily consisted of $1.9 million for depreciation and amortization and $0.2 million for pension costs. Working capital activities primarily consisted of a source of cash of $1.6 million as a result of collections of accounts receivable, a use of cash of $0.4 million for accounts payable and accrued expenses representing payments made to vendors and suppliers and a source of cash of $0.5 million related to income and other taxes.

Cash provided by our operating activities for the six months ended June 30, 2009 was $10.1 million resulting from a net income of $6.8 million, adjustments for non-cash items of $3.9 million and $0.6 million used for working capital. Adjustments for non-cash items primarily consisted of $1.8 million for depreciation and amortization and $1.8 million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $0.4 million for an increase in prepaid expenses and other current assets, and a use of cash of $0.3 million in income and other taxes representing payments made to regulatory agencies, partially offset by a source of cash of $0.2 million from an increase in accounts payable and accrued expenses due to the timing of payment.

At June 30, 2010, our days’ sales outstanding were approximately 64 days as compared to 60 days as of December 31, 2009.

Net Cash Used in Investing Activities

The net cash used in investing activities for the six months ended June 30, 2010 is primarily comprised of purchases of investments amounting to $7.6 million, which represents investments in certificates of deposit. Also included in the investing activities is $1.2 million for capital expenditures, compared to approximately $1.0 million for the six months ended June 30, 2009. Capital spending in 2010, as well as in 2009, related principally to the purchasing of routine technology equipment and software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Total payments of long term obligations approximated $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Cash proceeds received from the exercise of stock options amounted to approximately $0.6 million in the six months ended June 30, 2009. There were no option exercises in the six months ended June 30, 2010.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2010. We plan on renewing the line of credit in the second quarter of 2011.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2010 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$75	$49	$26	$-	$-
Non-cancelable operating leases	2,333	717	977	639	-
Vendor obligations	275	275	-	-	-
Total contractual cash obligations	$2,683	$1,041	$1,003	$639	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies during the six months ended June 30, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at June 30, 2010) plus 0.5% or LIBOR (0.35% at June 30, 2010) plus 2.5%.  We have no outstanding obligations under this line.  We plan on renewing the line of credit in the second quarter of 2011. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that subject us to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines, India and Israel where revenues are generated in U.S. dollars, and the corresponding expenses are generated in Philippine pesos, Indian rupees and Israeli shekels.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $34 million as of June 30, 2010. We may continue to enter into such instruments, or other instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $3.1 million as of June 30, 2010. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.7 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of June 30, 2010, our foreign locations held cash totaling approximately $10.8 million.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

None.

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

INNODATA ISOGEN, INC.

Date: July 27, 2010	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: July 27, 2010	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer