Form 10-Q
period 2010-09-30
INNODATA ISOGEN INC
filed 2010-10-26
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☑             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 25, 2010 was 25,281,333.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2010

INDEX

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,917	$26,480
Short term investments - other	7,168	-
Accounts receivable, net	9,676	11,741
Prepaid expenses and other current assets	3,674	3,899
Deferred income taxes	1,685	1,763
Total current assets	39,120	43,883
Property and equipment, net	4,583	5,559
Other assets	2,545	2,505
Long term investments - other	4,500	-
Deferred income taxes	987	943
Goodwill	675	675
Total assets	$52,410	$53,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743	$1,261
Accrued expenses	2,696	2,293
Accrued salaries, wages and related benefits	5,810	5,022
Income and other taxes	1,384	1,339
Current portion of long term obligations	471	892
Deferred income taxes	416	487
Total current liabilities	11,520	11,294
Deferred income taxes	87	87
Income and other taxes – long term	420	-
Long term obligations	1,416	1,199
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,207,000 shares issued and 25,281,000 outstanding at September 30, 2010; 26,167,000 shares issued and
25,379,000 outstanding at December 31, 2009	262	262
Additional paid-in capital	20,754	20,267
Retained earnings	19,194	21,159
Accumulated other comprehensive income	1,339	1,486
	41,549	43,174
Less: treasury stock, 926,000 shares at cost	(2,582)	(2,189)
Total stockholders’ equity	38,967	40,985
Total liabilities and stockholders’ equity	$52,410	$53,565

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2010	2009

Revenues	$15,763	$18,510
Operating costs and expenses:
Direct operating costs	11,272	12,801
Selling and administrative expenses	4,018	3,752
Interest income, net	(49)	(6)
Totals	15,241	16,547
Income before provision for income taxes	522	1,963
Provision for income taxes	209	667
Net income	$313	$1,296
Income per share:
Basic and diluted	$.01	$.05
Weighted average shares outstanding:
Basic	25,400	24,670
Diluted	25,582	26,039

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$46,623	$60,527
Operating costs and expenses:
Direct operating costs	35,651	38,677
Selling and administrative expenses	11,923	10,422
Interest income, net	(84)	(25)
Totals	47,490	49,074
Income (loss) before provision for income taxes	(867)	11,453
Provision for income taxes	1,098	3,372
Net income (loss)	$(1,965)	$8,081
Income (loss) per share:
Basic	$(.08)	$.33
Diluted	$(.08)	$.32
Weighted average shares outstanding:
Basic	25,400	24,354
Diluted	25,400	25,401

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,965)	$8,081
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,832	2,767
Stock-based compensation	175	197
Excess tax benefit from stock-based compensation	(312)	-
Deferred income taxes	44	2,557
Pension costs	326	125
Changes in operating assets and liabilities:
Accounts receivable, net	2,065	1,106
Prepaid expenses and other current assets	6	(1,119)
Other assets	(457)	(322)
Accounts payable and accrued expenses	(115)	(134)
Accrued salaries, wages and related benefits	788	73
Income and other taxes	777	(426)
Net cash provided by operating activities	4,164	12,905

Cash flows from investing activities:
Capital expenditures	(1,439)	(1,736)
Purchases of investments - other	(11,668)	-
Net cash used in investing activities	(13,107)	(1,736)

Cash flows from financing activities:
Payment of long term obligations	(539)	(624)
Excess tax benefit from stock-based compensation	312	-
Purchase of treasury stock	(393)	-
Proceeds from exercise of stock options	-	3,447
Net cash provided by (used in) financing activities	(620)	2,823

Increase (decrease) in cash and cash equivalents	(9,563)	13,992

Cash and cash equivalents, beginning of period	26,480	13,875

Cash and cash equivalents, end of period	$16,917	$27,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$25
Cash paid for income taxes	$281	$2,013

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss	-	-	-	(1,965)	-	-	(1,965)
Stock-based compensation	40	-	175	-	-	-	175
Excess tax benefit from stock-based compensation	-	-	312	-	-	-	312
Pension liability adjustments, net of taxes	-	-	-	-	(9)	-	(9)
Change in fair value of derivatives, net of taxes	-	-	-	-	(138)		(138)
Purchase of treasury stock	(138)	-	-	-	-	(393)	(393)
September 30, 2010	25,281	$262	$20,754	$19,194	$1,339	$(2,582)	$38,967

January 1, 2009	24,119	$249	$16,614	$14,772	$742	$(2,189)	$30,188
Net income	-	-	-	8,081	-	-	8,081
Issuance of common stock upon exercise of stock options	1,256	13	3,434	-	-	-	3,447
Stock-based compensation	-	-	197	-	-	-	197
Pension liability adjustments, net of taxes	-	-	-	-	(27)	-	(27)
Change in fair value of derivatives, net of taxes	-	-	-	-	330	-	330
September 30, 2009	25,375	$262	$20,245	$22,853	$1,045	$(2,189)	$42,216

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2010, and the results of its operations, cash flows and stockholders’ equity for the three and nine months ended September 30, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

 Reclassifications-Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform to the current period’s presentation.

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
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Company had unrecognized tax benefits of approximately $1.8 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at both September 30, 2010 and December 31, 2009. The unrecognized tax benefits as of September 30, 2010 and December 31, 2009, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2010 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2010	$1,303
Increases for tax position in current period	420
Interest accrual	43
Balance – September 30, 2010	$1,766

The Company is subject to U.S. federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2009.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through September 30, 2010, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In the event, the income tax assessing officer exercises his rights, the Company will file an application to defend the case and it will contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $313,000, respectively, including interest through September 30, 2010. Management disagrees with the basis of these tax assessments, and has filed an appeal against the assessments, which it will contest vigorously. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and years subsequent to the fiscal year ended March 31, 2007 for this subsidiary, and recorded an additional tax provision amounting to approximately $767,000 including interest through September 30, 2010. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of September 30, 2010.

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
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

4.	Stock options

A summary of option activity under the Company’s stock option plans as of September 30, 2010, and changes during the nine month period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,846,780	$2.63
Granted	250,000	$4.33
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at September 30, 2010	2,096,780	$2.83	4.29	$814,000
Exercisable at September 30, 2010	1,835,530	$2.62	3.55	$814,000

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair values of the options granted and weighted average assumptions are as follows:

	Nine months ended
	September 30,
	2010	2009 (1)

Weighted average fair value of options granted	$3.04	$—

Risk-free interest rate	2.50%-3.20%	—
Expected life (years)	8.00	—
Expected volatility factor	90%	—
Expected dividends	None	—

(1) There were no options granted during the nine months ended September 30, 2009.

No options were exercised during the nine months ended September 30, 2010. The total intrinsic value of options exercised for the nine months ended September 30, 2009 was approximately $3.7 million. The total fair value of stock options vested during the nine months ended September 30, 2010 was $0.1 million.

In March 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 40,000 restricted shares to the Chief Financial Officer, which vest over four years. No restricted shares vested as of September 30, 2010. The weighted average grant date fair value of the restricted shares was $0.2 million.

In July 2010, Compensation Committee of the Company’s Board of Directors approved the issuance of 100,000 performance-based stock option awards. These awards vest upon attainment of certain financial performance targets for 2010, as established by management. As of September 30, 2010, no stock-based compensation expense was recorded associated with such grant, as the performance targets are not likely to be met.

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2010 totaled approximately $1.0 million. The weighted-average period over which these costs will be recognized is forty months.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Direct operating costs	$4	$4	$10	$10
Selling and adminstrative expenses	79	27	165	187
Total stock-based compensation	$83	$31	$175	$197

5.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$313	$1,296	$(1,965)	$8,081
Pension liability adjustment	(3)	(9)	(9)	(27)
Unrealized gain (loss) from derivatives	612	468	(138)	330
Comprehensive income (loss)	$922	$1,755	$(2,112)	$8,384

Accumulated other comprehensive income as reflected in the condensed consolidated balance sheets consists of changes in pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of September 30, 2010, and changes during the period then ended, is presented below (in thousands):

	Pension Liability Adjustment	Fair value of Derivatives	Accumulated Other Comprehensive Income

Balance at January 1, 2010	$667	$819	$1,486
Current-period change	(9)	(138)	(147)
Balance at September 30, 2010	$658	$681	$1,339

6.	Segment reporting and concentrations

The Company operates in one reportable segment.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Unites States	$11,120	$14,361	$31,432	$49,134
United Kingdom	1,831	1,764	6,315	$4,544
The Netherlands	2,081	1,580	5,764	4,510
Others - principally Europe	731	805	3,112	2,339
	$15,763	$18,510	$46,623	$60,527

Long-lived assets as of September 30, 2010 and December 31, 2009, respectively, by geographic regions are comprised of (in thousands):

	2010	2009

United States	$1,074	$1,152
Foreign countries:
Philippines	2,612	2,927
India	946	1,284
Sri Lanka	428	592
Israel	198	279
Total foreign	4,184	5,082
	$5,258	$6,234

The Company’s top two clients generated approximately 28% and 42% of our revenues for the three months ended September 30, 2010 and 2009, respectively. One other client generated approximately 10.3% of our revenues for the three months ended September 30, 2010. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended September 30, 2010 and 2009, revenues from non-U.S. clients accounted for 29% and 22%, respectively, of the Company's revenues.

The Company’s top two clients generated approximately 29% and 51% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the nine months ended September 30, 2010 and 2009, revenues from non-U.S. clients accounted for 33% and 19%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2010, approximately 40% of the Company's accounts receivable was from foreign (principally European) clients and 40% of accounts receivable was due from three clients in the publishing industry.  As of December 31, 2009, approximately 37% of the Company's accounts receivable was from foreign (principally European) clients and 31% of accounts receivable was due from two clients in the publishing industry.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

7.     Income (loss) per share

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income (loss)	$313	$1,296	$(1,965)	$8,081

Weighted average common shares outstanding	25,400	24,670	25,400	24,354
Dilutive effect of outstanding options	182	1,369	—	1,047
Adjusted for dilution computation	25,582	26,039	25,400	25,401

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted-average number of shares outstanding.

Options to purchase 1.3 million shares of common stock for the three months ended September 30, 2010 were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted income (loss) per share for the three months ended September 30, 2009, as the exercise price was lower than the average market price.

        Options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 1.9 million potential common shares derived from the exercise of stock options and for the nine months ended September 30, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive. All options outstanding were included in the computation of diluted income (loss) per share for the nine months ended September 30, 2009, as the exercise price was lower than the average market price.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of September 30, 2010 was $27 million, which is comprised of cash flow hedges denominated in U.S. dollars. The total notional amount outstanding is net of offsetting forward contracts entered by the Company in the third quarter of 2010, which have a total notional amount of $6 million. These forward contracts were entered by the Company primarily to protect the future cash flows from any adverse movements in the currency.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 (in thousands):

	Balance sheet Location	Fair Value
		2010	2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,082	$1,300

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net gain recognized in OCI (1)	$1,584	$676	$1,594	$538
Net gain reclassified from accumulated OCI into income (2)	$612	$(45)	$1,812	$(45)
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs.
(3) There were no ineffective portions for the periods presented.

9.     Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, short term investments and long term investments, consist of certificates of deposit, and accounts payable approximating their fair value as of September 30, 2010 and December 31, 2009, because of the relative short maturity of these instruments.

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
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The following table sets forth the financial assets and liabilities as of September 30, 2010 and December 31, 2009, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,082	$—

December 31, 2009	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,300	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2010 and December 31, 2009 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

We consider the criteria of reporting revenue “gross as a principal” versus “net as an agent”.  Factors considered in determining whether we are the principal in the transaction include whether we are the primary obligor, have risks and rewards of ownership, and we bear the risk that the customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statement of operations.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenues

Revenues were $15.8 million for the three months ended September 30, 2010 compared to $18.5 million for the similar period in 2009, a decline of approximately 15%.  The $2.7 million decline in revenues was principally attributable to a $4.1 million decline in revenue from one of our top two clients.  The decline was partially offset by a $1.4 million increase in revenues from our other clients.  The $4.1 million year-over-year decline in revenues from one of our top two clients follows significant declines in revenues from this client in the second half of 2009 and first quarter of 2010.  We cannot determine whether this pattern will continue in the next several quarters, but in any event we consider it unlikely that revenues from this client will, in the near term, resume at the levels that prevailed in the first half of 2009.

Our top two clients generated $4.4 million or 28% and $7.8 million or 42% of our revenues for the three months ended September 30, 2010 and 2009, respectively. One other client accounted for 10.3% of our revenue for the three months ended September 30, 2010. No other client accounted for 10% or more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $4.6 million or 29% and $4.1 million or 22% of our total revenues for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, approximately 72% or $11.3 million of our revenues were recurring and 28% or $4.5 million were non-recurring, compared with 70% or $13.0 million and 30% or $5.5 million, respectively, for the three months ended September 30, 2009.

Direct Operating Costs

Direct operating costs were $11.3 million and $12.8 million for the three months ended September 30, 2010 and 2009, respectively, a decline of approximately 12%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our top two clients. The decline in direct operating costs was partially offset by annual increases in compensation costs of existing employees and other miscellaneous operating costs.

In addition, for the three month period ended September 30, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by $0.4 million, which was more than offset by gains from the settlement of foreign currency forward contracts of approximately $0.7 million.

Changes in direct operating expenses and revenues, as mentioned above, resulted in an increase in direct operating costs as a percentage of revenues to 72% for the three months ended September 30, 2010 from 69% for the three months ended September 30, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $4.0 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately 7%.

The increase in selling and administrative expenses principally reflects compensation costs of new personnel hired for sales and consulting services and unfavorable foreign exchange rates.

Changes in selling and administrative costs and revenues, as mentioned above, resulted in an increase in selling and administrative expenses as a percentage of revenues to approximately 25% for the three months ended September 30, 2010 from 20% for the three months ended September 30, 2009.

Income Taxes

Provision for income taxes was $0.2 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for the U.S. entity and certain of our foreign subsidiaries. In addition, the provision for income tax also includes the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the three months ended September 30, 2010 and recorded a provision of $60,000. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the three months ended September 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income

We generated net income of $0.3 million in the three months ended September 30, 2010 compared with net income of $1.3 million in the comparable period in 2009.  The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, and annual increases in compensation costs of existing employees, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to the hiring of new sales executives, offset by a decrease in the provision for income taxes.

Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues were $46.6 million for the nine months ended September 30, 2010 compared to $60.5 million for the similar period in 2009, a decline of approximately 23%.  The $13.9 million decline in revenues was principally attributable to a $19.7 million decline in revenue from one of our top two clients.  The decline was partially offset by a $5.8 million increase in revenues from our other clients.  The $19.7 million year-over-year decline in revenues from one of our top two clients follows significant declines in revenues from this client in the second half of 2009 and first quarter of 2010.  We cannot determine whether this pattern will continue in the next several quarters, but in any event we consider it unlikely that revenues from this client will, in the near term, resume at the levels that prevailed in the first half of 2009.

Our top two clients generated $13.4 million or 29% and $30.8 million or 51% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. No other client accounted for 10% or more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $15.2 million or 33% and $11.4 million or 19% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, approximately 72% or $33.7 million of our revenues were recurring and 28% or $12.9 million were non-recurring, compared with 63% or $38.0 million and 37% or $22.5 million, respectively, for the nine months ended September 30, 2009.

Direct Operating Costs

Direct operating costs were $35.7 million and $38.7 million for the nine months ended September 30, 2010 and 2009, respectively, a decline of approximately 8%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our top two clients. The decline in direct operating costs was partially offset by annual increases in compensation costs of existing employees, compensation costs of new hires in our consulting and technology group and other operating costs primarily the consultancy fee related to project delivery and the costs associated towards giving management training to our employees.

In addition, for the nine month period ended September 30, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by $1.1 million, which was more than offset by gains from the settlement of foreign currency forward contracts of approximately $1.9 million.

Changes in direct operating expenses and revenues, as mentioned above, resulted in an increase in direct operating costs as a percentage of revenues to 76% for the nine months ended September 30, 2010 from 64% for the nine months ended September 30, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $11.9 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately 14%.

The increase in selling and administrative expenses principally reflects compensation costs of new personnel hired for sales and consulting services and unfavorable foreign exchange rates.

Changes in selling and administrative costs and revenues, as mentioned above, resulted in an increase selling and administrative expenses as a percentage of revenues to 26% for the nine months ended September 30, 2010 from 17% for the nine months ended September 30, 2009.

Income Taxes

Provision for income taxes was $1.1 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year ended March 31, 2010 and for the six months ended September 30, 2010, and recorded a provision of $420,000. In addition, the provision for income taxes also includes the provision we recorded for the U.S. entity and certain of our foreign subsidiaries. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the nine months ended September 30, 2009, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated net loss of $2.0 million in the nine months ended September 30, 2010 compared with net income of $8.1 million in the comparable period in 2009.  The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, annual increases in compensation costs of existing employees and increased compensation costs due to new hires in our consulting and technology group, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to the hiring of new sales executives, offset by a decrease in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$16,917	$26,480
Short term and long term investments - other	11,668	-
Working capital	27,600	32,589

At September 30, 2010, we had cash and cash equivalents of $16.9 million and short term and long term investments of $11.7 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of September 30, 2010, we had working capital of approximately $27.6 million as compared to working capital of approximately $32.6 million as of December 31, 2009. The reduction is working capital is primarily due to purchases of long term investments amounting to $5 million in 2010. We do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2010 was $4.2 million resulting from a net loss of $2.0 million, adjustments for non-cash items of $3.1 million and $3.1 million provided by changes in working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a source of cash of $2.8 million as a result of collections of accounts receivable, a source of cash of $0.8 million for an increase in accrued salaries and wages, primarily on account of accruals and timing of payments, and a source of cash of $0.8 million related to income and other taxes.

Cash provided by our operating activities for the nine months ended September 30, 2009 was $12.9 million, resulting from a net income of $8.1 million, adjustments for non-cash items of $5.6 million and $0.8 million used for working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $2.6 million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $1.1 million for a decrease in accounts receivable, due to timing of collection, a use of cash of $1.1 million for an increase in prepaid expenses and other current assets representing various prepayments made, and the timing of payment, and a use of cash of $0.4 million in income and other taxes.

At September 30, 2010, our days’ sales outstanding were approximately 63 days as compared to 60 days as of December 31, 2009.

Net Cash Used in Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2010 is primarily comprised of purchases of investments amounting to $11.7 million, which represents investments in certificates of deposit. Also included in the investing activities is $1.4 million for capital expenditures, compared to approximately $1.7 million for the nine months ended September 30, 2009. Capital spending in 2010, as well as in 2009, related principally to the purchasing of routine technology equipment and software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Total payments of long term obligations approximated $0.5 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively. Cash proceeds received from the exercise of stock options amounted to approximately $3.4 million in the nine months ended September 30, 2009. There were no option exercises in the nine months ended September 30, 2010. Also, included in financing activities is the tax benefit arising from the stock-based compensation amounting to $0.3 million.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. In September 2010, we acquired 138,000 shares of our common stock for approximately $0.4 million at a volume weighted average price of $2.82 per share. No shares were repurchased for the similar period in 2009.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of September 30, 2010.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2010 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$62	$42	$20	$-	$-
Non-cancelable operating leases	6,420	1,352	2,688	2,380	-
Vendor obligations	137	137	-	-	-
Total contractual cash obligations	$6,619	$1,531	$2,708	$2,380	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at September 30, 2010) plus 0.5% or LIBOR (0.25% at September 30, 2010) plus 2.5%.  We have no outstanding obligations under this line.  We plan on renewing the line of credit in the second quarter of 2011. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $27 million as of September 30, 2010. The total notional amount outstanding is net of offsetting forward contracts entered by the Company in the third quarter of 2010, which has a total notional amount of $6 million. These forward contracts were entered into by the Company primarily to protect the future cash flows from any adverse movements in the currency. We may continue to enter into such instruments, or other instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.6 million as of September 30, 2010. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.1 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of September 30, 2010, our foreign locations held cash and short term and long term investments totaling approximately $13.6 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased approximately 138,000 shares of our common stock for a total cost of approximately $0.4 million during the three months ended September 30, 2010, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

July 1-31, 2010	—	—	—	$2,100,000
August 1-31, 2010	—	—	—	$2,100,000
September 1-30, 2010	137,913	$2.82	137,913	$1,707,000

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock of which approximately $1.7 million remains available for repurchase under the program as of September 30, 2010. There is no expiration date associated with the program.

This authorization replaced a prior authorization made in May 2008.

We did not have any sales of unregistered equity securities during the three months ended September 30, 2010.

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

INNODATA ISOGEN, INC.

Date: October 26, 2010	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: October 26, 2010	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer