Form 10-K/A
period 2009-12-31
INNODATA ISOGEN INC
filed 2010-11-30
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☑   Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2009

☐Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number  0-22196

INNODATA ISOGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three UniversityPlaza
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐        Accelerated filer ☑         Non-accelerated filer  ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closingprice reported on the NasdaqStock Market on June 30, 2009) was $95,149,175.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 28, 2010 was 25,379,246.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment to amend the information under “Clients” in Item 1 of our Form 10-K for 2009 originally filed on March 11, 2010, to include the names and revenues of clients that generated 10% or more of our total revenues in 2009, and also to include a general description of our contractual arrangements with these clients.

This Amendment speaks as of March 11, 2010 which is the date we filed our Form 10-K. It does not reflect events after March 11, 2010.

INNODATA ISOGEN, INC
Form 10-K/A
For the Year Ended December 31, 2009

TABLE OF CONTENTS

		Page

	Part I

Item 1.	Clients	1

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	2

Signatures		3

PART I

Clients

Revenues from Bloomberg L.P. (“BLP”) in the fiscal year ended 2009 were approximately $27.1 million, or 34% of total revenues. Revenues from Reed Elsevier affiliated companies (the “RE Clients”) in the fiscal year ended 2009 were approximately $8.2 million or 10% of total revenues. No other client generated more than 10% of our revenues in 2009. BLP and the RE Clients together generated approximately 44%, 47% and 49% of our total revenues in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 21%, 21% and 23% of our total revenues for each of these respective fiscal years.

We have long-standing relationships with many of our clients, and have provided services to the clients mentioned in the preceding paragraph for over nine years. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high-quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

Our contractual arrangements with BLP consist of a master services agreement (“MSA”) and separately agreed to statements of work (“SOWs”) for specific services. The MSA automatically renews on an annual basis unless terminated by either party on 60 days’ prior notice. BLP may terminate the MSA on 30 days’ notice, and it may terminate the SOWs on notice periods ranging from 30 days to 90 days. The MSA and SOWs may also be terminated by either BLP or the Company on notice periods of 30 days or less for “cause,” or on insolvency related events or changes of control of the other party. The MSA also contains confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients consist of three MSAs and separately agreed to SOWs for specific services. Two of the MSAs have indefinite terms, and the third has a term that ends in February 2014. RE Clients may terminate one MSA without prior notice, the second on six months’ notice and the third on three months’ notice, and they may terminate their respective SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of 90 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate two of the MSAs on notice periods of 180 days, and it may also terminate certain of the MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and certain other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in most cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject solely to their requirements.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report:

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