Form 10-K/A
period 2009-12-31
INNODATA ISOGEN INC
filed 2010-12-02
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K/A

Amendment No. 2

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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer  ☐        Smaller reporting company☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment to include the entire Item 1, Description of Business, of our Form 10-K for 2009 originally filed on March 11, 2010, as amended by the Form 10-K/A filed on November 30, 2010.

This Amendment speaks as of March 11, 2010 which is the date we filed our Form 10-K. It does not reflect events after March 11, 2010.

INNODATA ISOGEN, INC
Form 10-K/A
For the Year Ended December 31, 2009

TABLE OF CONTENTS

		Page
	Part I

Item 1.	Description of Business	1

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	9

Signatures		10

PART I

Item 1. Description of Business

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

To meet this demand, we have assembled dedicated teams of scientists, doctors, lawyers and other subject matter experts, armed with an in-depth understanding of complex technical material. For increasing numbers of clients, we are becoming an extended part of their work teams, helping them enhance and create content, write technical documentation and deliverresearch and analysis services utilizing global resources as well as advanced technologies.

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

Technology Services  — Both our publishing services and KPO services are supported by our technology engineering teams, comprised of solution architects, analysts, programmers and systems integrators.A number of our engineering staff have played leadership roles in the development of structured information standards such as Standard General Markup Language (SGML), Extensible Markup Language (XML), as well as XML-based standards such as Darwin Typing Information Architecture (DITA) and S1000D.

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

Our global delivery model.   We have operations in seven countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results. For example, we create high-end website content using teams from India, the Philippines and Israel that together constitute a global workflow. We use a similar approach in providing technical writing services to a large telecommunications company, virtually joining resources from the United States, the Philippines and China. Our offshore outsourcing centers are ISO 9001:2000 certified and our engineering and IT facility in Noida, India meets ISO/IEC 27001:2005specifications.

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
December 2, 2010