Form 10-K
period 2010-12-31
INNODATA ISOGEN INC
filed 2011-02-28
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑    Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2010

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
Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Stock Market on June 30, 2010) was $58,318,712.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of January 31, 2011 was 25,154,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA ISOGEN, INC
Form 10-K
For the Year Ended December 31, 2010

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

Item 1. Description of Business.

Business Overview

We provide publishing and related information technology (“IT”) services, as well as knowledge process outsourcing (“KPO”) services, that help leading media, publishing and information services companies create, manage and distribute their products. We also provide our services to organizations in other information-intensive industries, such as technology, manufacturing, aerospace, defense, government, law and intelligence.

We help our clients address market opportunities, respond to competitive challenges, lower costs, realize productivity gains and improve operations, thereby enabling them to compete more effectively in demanding global markets.

Our publishing services include digitization, conversion, composition, data modeling and XML encoding.  Our KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. We often combine publishing services and KPO services within a single client engagement, providing an end-to-end content supply chain solution.

Our staffs of IT systems professionals design, implements, integrates and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

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

Services that are ongoing in nature generate what we regard as recurring revenues. Services that terminate upon completion of a defined task generate what we regard as project, or non-recurring, revenues. Approximately 72% of our revenues were recurring in the fiscal year ended December 31, 2010 as compared to 65% in the fiscal year ended December 31, 2009 and 73% in the fiscal year ended December 31, 2008.

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

Our Opportunity

Media, publishing and information services companies, as well as companies in other content-intensive sectors, are continually seeking effective ways to address market opportunities and respond to competitive conditions. They are seeking to adapt to new technologies, reduce content costs, accelerate delivery times, and improve quality. They view outsourcing, technology and process re-engineering as crucial strategies for accomplishing these objectives.

The trend toward outsourcing has accelerated in recent years. Businesses are outsourcing their internal processes – often to offshore providers – to improve productivity and manage costs. By leveraging offshore talent, companies may boost profitability, productivity, quality levels, business value and performance. As outsourcing to offshore providers has gained acceptance, a growing number of organizations have become more confident in making the decision to outsource business operations to Asia and other high-value labor markets. Moreover, the notion of what can be outsourced and the benefits that can be achieved via outsourcing continue to expand. Client demands are evolving toward higher value-added and more complex services including research and analysis, editorial tasks and other knowledge-based functions. This trend is driven by competitive pressures as well as by advances in technology.

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

We are helping customers take advantage of the fast-growing eBook market by converting books into eBook-ready formats. One of our customers, for example, is a global eBook retailer that offers a catalog of over two million books on nearly any consumer device including dedicated readers, laptops, Blackberries, iPads, iPhones and other emerging smart devices. We work with the leading manufacturers of reading devices in the eBook market as well as manufacturers in the emerging category of tablet computers.

We also provide high volume, complex editorial services including authoring original material for publishers. For a leading non-fiction media company, we write new articles and provide related editorial services for one of their flagship properties, a leading educational website that attracts over 15 million unique visitors per month.

Knowledge Processing Outsourcing (KPO) Services – Our KPO services specifically target processes that demand advanced information analysis and interpretation, as well as judgment and decision-making. For information and media companies, these services include content creation and enhancement, analytics, taxonomy and controlled vocabulary development, hyperlinking, indexing, abstracting, technical writing and editing, copy-editing and general editorial services, including the provision of synopses and annotations.  These services cover a wide spectrum of disciplines, including medicine, law, engineering, management, finance, science and the humanities.  To provide these services, we have organized knowledge teams that consist of educated and highly trained people with expertise in relevant subjects. For example, we helped one of our clients develop a new web-based information service that synthesizes sophisticated geo-spatial mapping with geological and other scientific data to provide a new research tool to the energy exploration sector. We typically price our knowledge services based on the quantity delivered or resources utilized.

In many of our engagements, we perform end-to-end services that combine publishing and KPO services, using advanced technologies, to provide fully outsourced content supply chain solutions. For one customer, a leading information services company, we are preparing abstracts of scientific journal articles, tens of thousands per week, along with various indexing and metadata creation that enable our customer to offer an online scholarly research platform to the worldwide scientific and academic library community.

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

Our team develops technical content for some of the most complex products in the high-tech market today. As a partner to one of the world’s largest Internet equipment manufacturers, we create high quality documentation and product communication materials for their global marketplace. We achieve superior quality and economy through a global approach to development from the US, India, Israel, and the Philippines. We have helped increase customer satisfaction ratings of our client's products while significantly reducing their overall costs.

In another instance, we are providing technical writing services to a leading global technology manufacturer. By locating teams in India where this client manufactures equipment, and our production centers in other Asian locales, we have helped the company generate quality documentation – ensuring that its customers use its products effectively – while also reducing our client’s overall costs.

We are also providing round-the-clock writing, editing, e-learning and IT service desk troubleshooting documentation for one of the biggest video game companies in the world using our resources in the US, Israel, Philippines and India.

Technology Services  — Our Technology Services area focuses on content technologies and related workflow requirements for publishers. We have built, implemented and supported editorial and production systems, portals, websites, mobile applications and new product platforms in collaboration with our clients. We have a special focus on XML and related technologies, and a number of our engineering staff has played leadership roles in the development of such structured information standards.

 When working for clients, our developers provide IT services, including systems integration, custom application development, applications maintenance, tool evaluation and training. We use a hybrid onshore/offshore development approach that balances development costs with critical onsite project management requirements.

For one customer, a leading global legal publisher, we supported development of a mobile application strategy for delivering their content onto devices such as the iPad, Android and Windows Mobile units. We recommended an ecosystem to support the delivery of live content to their eReader application, and developed a content back end and related APIs used by devices to access content.

Our technology engineering teams also support our publishing services and KPO services by building the workflow and tools that we utilize internally for projects that we perform for clients on an outsourced basis. Their role in outsourced projects is to improve efficiency and quality.  They continually design and develop productivity tools to automate manual processes and improve the consistency and quality of our work product. These tools include categorization engines that utilize pattern recognition algorithms based on comprehensive rule sets and related heuristics, data extraction tools that automatically retrieve specific types of information from large data sources, and workflow systems that enable various tasks and activities to be performed across our multiple facilities.

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

For the United States Government Printing Office (GPO), for example, one of the largest publishers in the world in terms of volume and complexity, we are assisting with a redesign and replacement of its core composition and publishing system.

For another client, a multi-national information services company, our consulting practice is engaged in a long term, transformative program of work. Our consultants work alongside the client’s teams, engaged in designing new content architectures, and implementing new content technologies, as it re-engineers from product-centric to content-centric business processes.

Clients

Three clients each generated more than 10% of our revenues in the fiscal year ended 2010. Revenues from Bloomberg L.P. (“BLP”) were approximately $6.6 million, or 11% of total revenues; revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $10.6 million or 17% of total revenues; and revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $6.6 million or 11% of total revenues.  No other client generated more than 10% of our revenues in 2010. These three clients together generated approximately 39%, 51% and 55% of our total revenues in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 33%, 21% and 21% of our total revenues for each of these respective fiscal years.

We have long-standing relationships with many of our clients, and have provided services to the clients mentioned in the preceding paragraph for over ten years. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high-quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

Our contractual arrangements with BLP during calendar year 2010 consisted of a master services agreement (“MSA”) and separately agreed to statements of work (“SOWs”) for specific services. The MSA automatically renews on an annual basis unless terminated by either party on 60 days’ prior notice. BLP may terminate the MSA on 30 days’ notice, and it may terminate the SOWs on notice periods ranging from 30 days to 90 days. The MSA and SOWs may also be terminated by either BLP or the Company on notice periods of 30 days or less for “cause,” or on insolvency related events or changes of control of the other party. The MSA also contains confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients during 2010 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two of the MSAs have indefinite terms, a third has a term that ends in February 2014, and the fourth has a term that ends on the later of September 2015 and the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate their SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate two of the MSAs on notice periods of 180 days, and a third on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2010 consisted of multiple MSAs and separately agreed to SOWs for specific services. Three MSAs have indefinite terms, two MSAs continue in effect until the later of their expiration date and the completion of all services performed pursuant to such MSA, and two MSAs have terms that expire, respectively, in December 2011 and July 2013. WK Clients may terminate certain MSAs on notice periods ranging from three months to 30 days, and they may terminate certain individual SOWs on notice periods ranging from 10 days to three months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate certain of the MSAs on notice periods of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject solely to their requirements.

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

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our corporate headquarters in Hackensack, New Jersey, just outside New York City and our Dallas, Texas office. We have five executive-level business development and marketing professionals, and during 2010, we maintained approximately fourteen full-time sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Research and Development

We did not incur any research and development costs in each of the three years ended December 31, 2010.

Competition

The market for publishing services and related KPO and IT services is highly competitive, fragmented and intense.  Our major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, MacMillan India, SPI Technologies, JSI S.A.S. Groupe Jouve' and Thomson Digital.

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

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have an additional office in Dallas, Texas. We have ten production facilities in the Philippines, India, Sri Lanka and Israel.

Employees

As of December 31, 2010, we employed approximately 60 persons in the United States and Europe and over 5,000 persons in ten production facilities in the Philippines, India, Sri Lanka and Israel.  Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences.  No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues.  Three clients generated approximately 39%, 51% and 55% of our revenues in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. If the volume of work performed for our major clients varies or if the services they require from us change, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

A significant portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed or otherwise terminated has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task, and we regard these revenues as non-recurring.  Non-recurring revenues derived from these project-based arrangements accounted for approximately 28%, 35% and 27% of our total revenues in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. While we seek, wherever possible, on completion or termination of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same client or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable.  If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2010, 37% or $3.2 million, of our accounts receivable was due from three clients.  In the fourth quarter of 2009, we recorded a provision for doubtful accounts of approximately $1.2 million on one of our customer balances. In the fourth quarter of 2010, we entered into a settlement agreement with the customer whereby the customer agreed to pay $0.9 million of the total outstanding balance, of which $0.4 million was received in 2010 and we expect to receive the remaining balance of $0.5 million in 2011.

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

Due to the intense competition involved in outsourcing and information technology services, we generally face pricing pressures from our clients. Our ability to maintain or increase pricing is restricted as clients generally expect to receive volume discount or special pricing incentives as we do more business with them; moreover, our large customers may exercise pressure for discounts outside of agreed terms.

In addition, a significant portion of our revenues was derived from customers located in the U.S. and Europe. If the U.S. or European economy continues to weaken or slow, pricing for our services may be depressed, which may adversely impact our revenues and profitability.

Our profitability could suffer if we are not able to maintain pricing on our existing projects and win new projects at appropriate margins.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain pricing on our existing services and win new projects at profitable margins, our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including competition, value proposition our client derives from our services and general economic and political conditions.

 If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We provide services either on a time-and-materials basis or on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated.

Our inability to obtain price increases and improve our efficiency may impact our results of operations.

In the past few years, we have experienced wage inflation in the Asian countries where we have majority of our operations. In addition, we are recently experiencing adverse fluctuations in foreign currency exchange rates. These global events have put pressure on our profitability and our margins. Although we have tried to partially offset wage increases and foreign currency fluctuations through price increases and improving our efficiency, we cannot ensure that we may be able to continue to do so in the future, which would negatively impact our results of operations.

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

Our new clients may not generate the level of revenues anticipated for reasons beyond our control.

As we get new opportunities and win new business, our new clients may not generate the level of revenues that we initially anticipated at the time of signing an agreement with them. This could be due to various reasons beyond our control. We may invest in people or technology and incur other costs in anticipation of revenues, and as such any deviation from our expected plan would impact our margins and earnings.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment or provide new service offerings, which may not succeed.

The outsourcing, information technology and consulting services industries are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot guarantee that we will be successful in developing new services, addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot guarantee that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We invest in developing and pursuing new service offerings from time to time. Our profitability could be reduced if these services do not yield the profit margins we expect, or if the new service offerings do not generate the planned revenues.

We have made and continue to make significant investments towards building-out new capabilities to pursue growth. These investments increase our costs and if these services do not yield the revenues or profit margins we expect and we are unable to grow our business and revenues proportionately, our profitability may be reduced.

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

The markets for our services are highly competitive and fragmented.  We compete successfully against our competitors; however, some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do.  If we fail to be competitive with these companies in the future, we may lose market share, which could adversely affect our revenues and results of operations.

There are relatively few barriers preventing companies from competing with us. We do not own any patented technology that would preclude or inhibit others from entering our market. As a result, new market entrants also pose a threat to our business.  We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our services using their own personnel. We cannot guarantee that our clients will outsource more of their needs to us in the future, or that they will not choose to provide internally the services that they currently obtain from us.  If we are not able to compete effectively, our revenues and results of operations could be adversely affected.

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

We use a distributed global resource model. Our onshore workforce provides services from our North American and European offices, as well as from client sites; and our offshore workforce provides services from our ten overseas production facilities in the Philippines, India, India, Sri Lanka and Israel. All our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

The major part of our operations is carried on in the Philippines, India, Sri Lanka and Israel, while our headquarters are in the United States, and our clients are primarily located in North America and Europe.  While we do not depend on significant revenues from sources internal to the countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment.  Other risks associated with our international business activities include:

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

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Continuing inflation without corresponding devaluations of the peso and rupee against the dollar, or any other increase in the value of the peso or rupee relative to the dollar, could adversely affect our results of operations.

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to the continual examination by tax authorities in India, and the Company assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, it could have an adverse impact on our financial results.

In addition, unanticipated changes in the tax rates, tax laws or the interpretation of tax laws in the jurisdiction where we operate, could affect our future results of operations.

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

In the preamble to such regulations, the IRS expressed its view that dual registered companies described in the preceding paragraph are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004.  In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations is retroactive.  Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre existing entities until May 2006.  For periods prior to this date (i.e., prior to August 12, 2004) these final regulations apply, and the classification of dually chartered entities is governed by the pre existing regulations.  As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in our financial statements for these entities for the periods prior to August 12, 2004.

However, we cannot guarantee that the Internal Revenue Service will not assert other positions with respect to the foregoing matters, including positions with respect to our treatment of the tax consequences of the termination of the status of our Philippine subsidiaries as Delaware limited liability companies that, if successful, could increase materially our liability for U.S. federal income taxes.

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

Certain foreign subsidiaries enjoyed a tax holiday in 2009. Whereas the income tax holiday for one of our Philippine subsidiaries expired in May 2009 and the income tax holiday for one of our Indian subsidiaries expired in March 2009, one of our other foreign subsidiaries continued enjoying tax holiday benefits in 2010. In addition, certain of our foreign subsidiaries are subject to preferential tax rates. These tax incentives provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of these incentives could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations.

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

In recent months, President Obama’s administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned overseas. Although the President did not include several of these proposals in the budget he announced in early 2010, Congress could consider any of these measures at any time. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and could have a material adverse effect on our business, results of operations and financial condition.

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

India has experienced terrorist attacks on its population centers.  In addition to the toll caused by these incidents, the allegations that these attacks are organized by Pakistan may result in the heightening of tensions and the attendant risks of military confrontation. This long-standing risk continues unchanged into the present.

The conclusion of the civil war in Sri Lanka was a welcome development.  However, the concern remains is that activities may shift towards asymmetrical warfare and terrorist attacks on population centers.

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

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future. See “Legal Proceedings.”

Failure to remediate the material weaknesses in our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We identified a material weakness in our internal control over financial reporting for the fiscal years ended December 31, 2008 and 2009. We identified that we had errors in the computation of deferred tax assets and related income tax benefit. Accordingly, we amended our Form 10-K for 2008 and Form 10-Q for September 30, 2009, to correct such errors. In 2010, we implemented mitigating controls and performed successful tests and therefore consider that the material weakness identified in our internal controls related to income taxes has been remediated. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or the interim financial statements will not be prevented or detected. Our failure to successfully remediate a material weakness could cause us to fail to meet our reporting obligations and produce timely and reliable financial information. Additionally such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Our reputation could be damaged or our profitability could suffer if we do not meet the controls and procedures in respect to the services and solutions we provide to our clients, and it contributes to our clients’ internal control deficiencies.

Our clients may perform audits or require us to perform audits, provide audit reports or obtain certifications with respect to the controls and procedures that we use in the performance of services for such clients, especially when we process data or information belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion, or an appropriate certification with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, our profitability could suffer if our controls and procedures were to result in internal controls failures or impair our client’s ability to comply with its own internal control requirements.

New acquisitions, joint ventures or strategic investments could harm our operating results.

We may pursue new acquisitions, joint ventures or do strategic investments to grow and enhance our capabilities. We cannot assure that we will successfully consummate any acquisitions, joint ventures and do strategic investments and achieve desired financial and operating results. Further such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration into the current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We expect that our earnings, if any, will be used to finance our growth.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and ten overseas production facilities in the Philippines, India, Sri Lanka and Israel, all of which are leased. The square footage of all our leased properties is approximately 310,000.

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

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 1, 2011, there were 88 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 3,832.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2010.

	Common Stock
	Sale Prices
2009	High	Low
First Quarter	$3.78	$1.85
Second Quarter	5.47	3.15
Third Quarter	8.79	4.26
Fourth Quarter	8.49	4.97

2010	High	Low
First Quarter	$6.47	$3.85
Second Quarter	4.26	2.48
Third Quarter	3.16	2.54
Fourth Quarter	3.33	2.66

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.  The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2010:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans
approved by security holders (1)	2,097,000	$2.83	1,601,000

Equity compensation plans
not approved by security holders	-	-	-

Total	2,097,000	$2.83	1,601,000

(1) 2009 Stock Option Plan, approved by the stockholders, see Note 9 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

We purchased approximately 126,000 shares of our common stock for a total cost of approximately $0.4 million during the three months ended December 31, 2010, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

October 1-31, 2010	—	—	—	$1,707,000
November 1-30, 2010	—	—	—	$1,707,000
December 1-31, 2010	126,480	$2.97	126,480	$1,328,000

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock of which approximately $1.3 million remains available for repurchase under the program as of December 31, 2010. There is no expiration date associated with the program.

This authorization replaced a prior authorization made in May 2008.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2010.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2010, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$61,513	$76,711	$73,175	$67,731	$40,953
Operating costs and expenses
Direct operating expenses	47,284	52,143	51,347	48,229	34,316
Selling and administrative expenses	15,659	16,318	16,486	15,633	14,713
	62,943	68,461	67,833	63,862	49,029

Income (loss) from operations	(1,430)	8,250	5,342	3,869	(8,076)

Other (income) expense
Interest expense	9	28	56	33	7
Interest income	(224)	(58)	(262)	(678)	(683)

Income (loss) before provision for (benefit
from) income taxes	(1,215)	8,280	5,548	4,514	(7,400)
Provision for (benefit from) income taxes	(468)	967	(1,110)	(52)	(77)
Net income (loss)	$(747)	$7,313	$6,658	$4,566	$(7,323)

Income (loss) per share:
Basic	$(.03)	$.30	$.27	$.19	$(.30)
Diluted	$(.03)	$.28	$.26	$.18	$(.30)
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

BALANCE SHEET DATA:

Working capital	$26,088	$32,589	$21,881	$16,329	$14,292

Total assets	$52,247	$53,565	$44,459	$38,449	$30,329

Long term obligations	$1,604	$1,199	$1,671	$2,128	$1,564

Stockholders’ equity	$39,438	$40,985	$29,262	$23,230	$19,009

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

Executive Overview

We provide publishing and related information technology services, as well as knowledge process outsourcing services that help companies create, manage and distribute information more effectively and economically. Our solutions enable organizations to find new ways to transform inefficient business processes, improve operations and reduce costs.

           The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2010:

(Dollars in millions)
	Years Ended December 31,
	2010	% of revenue	2009	% of revenue	2008	% of revenue

Revenues	$61.5	100.0%	$76.7	100.0%	$73.2	100.0%
Direct operating costs	47.3	76.9%	52.1	67.9%	51.4	70.2%
Selling and administrative expenses	15.6	25.4%	16.3	21.3%	16.5	22.5%
Income (loss) from operations	(1.4)	-2.3%	8.3	10.8%	5.3	7.3%
Other (income) expense	(0.2)		-		(0.2)
Income (loss) before provision for
(benefit from) income taxes	(1.2)		8.3		5.5
Provision for (benefit from) income taxes	(0.5)		1.0		(1.1)
Net income (loss)	$(0.7)		$7.3		$6.6

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy editing, abstracting, indexing and other content creation activities. Our IT system professionals support the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. Services that we regard as ongoing in nature generate what we regard as recurring revenues. Services that are provided for a specific project generate revenues that terminate on completion of a defined task, and we regard these revenues as non-recurring. We price our publishing services and KPO services based on the quantity delivered or resources utilized and we recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis.  Revenues for contracts billed on a time-and-materials basis are recognized as services are performed.  Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

Recurring revenues comprised 72%, 65% and 73% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.  We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Three clients generated approximately 39%, 51% and 55% of our total revenues in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.  We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider. We may also experience significant volume fluctuation.

In addition, the revenues we generate from our major clients may decline or grow at a slower rate in future periods than in the past.  If we lose any of our significant clients, our revenues and results of operations could be adversely affected, and we may incur a loss from operations.  Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Revenues were $61.5 million for the year ended December 31, 2010 compared to $76.7 million for the similar period in 2009, a decline of approximately 20%. The $15.2 million decline in revenues was principally attributable to a $20.5 million decline in revenue from one of our significant clients, which was partially offset by a $5.3 million increase in revenues from our other clients. The $20.5 million decline in revenues from one of our significant clients follows a significant decline in revenues from this client in the second half of 2009 and the first quarter of 2010. We cannot determine whether this pattern of decline will continue in the next several quarters. In addition, for one of our customers, which accounted for approximately $2 million in revenues for the year ended December 31, 2010, we forecast that revenues will wind down in 2011.

Three clients generated $23.8 million or 39% and $39.2 million or 51% of our revenues in the fiscal years ended December 31, 2010 and 2009, respectively. No other client accounted for 10% of more of our total revenues for these periods. Further, for the years ended December 31, 2010 and 2009, revenues from clients located in foreign countries (principally in Europe) amounted to $20.5 million or 33% and $16.4 million or 21%, respectively, of our total revenues.

For the year ended December 31, 2010, approximately 72% or $44.5 million of our revenues were recurring and 28% or $17.0 million were non-recurring, compared with 65% or $49.8 million and 35% or $26.9 million, respectively, for the year ended December 31, 2009.

Direct Operating Costs

Direct operating costs were $47.3 million and $52.1 million for the years ended December 31, 2010 and 2009, respectively, a decline of approximately 9.3%.

 The decrease in direct operating costs was principally attributable to a decrease in compensation, incentives and benefit costs as the number of production employees was scaled down due to a decline in revenues from one of our significant clients. The decline in direct operating costs was partially offset by an annual increase in compensation costs of existing employees, compensation costs of new hires in our consulting and technology group and other miscellaneous operating costs.

In addition, for the year ended December 31, 2010, foreign exchange rate fluctuations caused by a strengthening Philippine peso and Indian rupee against the U.S. dollar increased direct operating costs by approximately $2.2 million, which was offset by gains from the settlement of foreign currency forward contracts of $2.2 million.

Changes in direct operating expenses and revenues, as mentioned above, resulted in an increase in direct operating costs, as a percentage of revenues, to 77% for the year ended December 31, 2010, from 68% for the year ended December 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses were $15.7 million and $16.3 million for the years ended December 31, 2010 and 2009, respectively, a decline of 4%. Selling and administrative expenses as a percentage of revenues was 25% and 21% for the years ended December 31, 2010 and 2009, respectively.

In 2009, we recorded a provision for doubtful accounts of approximately $1.2 million for one of our customers. In the fourth quarter of 2010, we entered into a settlement agreement with the customer whereby the customer agreed to pay $0.9 million of the total outstanding balance. Of the total amount, we received $0.4 million in the fourth quarter of 2010 and expect to receive the remaining balance of $0.5 million in the first half of 2011. This resulted in a net decline of approximately $1.6 million in selling and administrative expenses in the fiscal year ended December 31, 2010 compared to the same period in 2009. In addition, we spent $0.4 million less towards consultancy fees during fiscal year ended December 31, 2010. The decrease in selling and administrative expenses was partially offset by compensation costs of new personnel hired for sales and consulting services combined with unfavorable foreign exchange rates.

If no effect were given to the $1.2 million provision for doubtful accounts which was recorded for one of our customers and $0.4 million of collection thereof, selling and administrative expenses would have increased by approximately 6% in 2010 as compared to 2009 and, as a percentage of revenues, would have been 26% in 2010, compared to 20% in 2009.

Income Taxes

For the year ended December 31, 2010, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was more than offset by a tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the year ended December 31, 2010. One of our foreign subsidiaries enjoyed a tax holiday in 2010. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the year ended December 31, 2009, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was partially offset by the benefit recorded for the U.S. entity. Certain foreign subsidiaries enjoyed a tax holiday in 2009. Whereas the income tax holiday for one of our Philippine subsidiaries expired in May 2009 and the income tax holiday for one of our Indian subsidiaries expired in March 2009, one of our other foreign subsidiaries continued enjoying tax holiday benefits in 2009. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

We had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which we intended to remit to the U.S. These earnings represent a portion of our foreign profits earned prior to 2002. In 2009, we made a reassessment of our plans to remit such foreign earnings and determined that these earnings would be indefinitely reinvested in our foreign subsidiaries. As a result of the change in our intent, we reduced our deferred tax liabilities related to undistributed foreign earnings by approximately $2.0 million in 2009. This reversal of deferred tax liabilities resulted in a tax benefit, which completely offset the provision for income tax recorded for the U.S. entity.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The valuation allowance at December 31, 2009, represents the allowance we have established on deferred tax assets of our foreign subsidiaries. At December 31, 2010, we had no valuation allowance on deferred tax assets of our foreign subsidiaries..

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of our Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2010, for the fiscal tax year ended March 31, 2003. We disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in our favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which we filed an application to defend the case and we intend to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $319,000, respectively, including interest through December 31, 2010. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and will contest them vigorously. As we are continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and subsequent years for our Indian subsidiary, and recorded an additional tax provision amounting to approximately $829,000 including interest through December 31, 2010. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

We had unrecognized tax benefits of $1.8 million and $1.3 million at December 31, 2010 and 2009, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.4 million, each at December 31, 2010 and 2009. The unrecognized tax benefits as of December 31, 2010 and 2009, respectively, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

Net Income (Loss)

We generated a net loss of $0.7 million in 2010 compared with net income of $7.3 million in 2009. The change was principally attributable to a decrease in gross margins resulting from a decline in revenues, unfavorable foreign exchange rates, annual increases in compensation costs of existing employees and increased compensation costs due to new hires in our consulting and technology group, partially offset by a favorable impact on the settlement of foreign currency forward contracts. The change was also attributable to an increase in selling and administrative expenses primarily due to hiring of new sales executives, offset by an increase in interest income and a decrease in the provision for income taxes.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Revenues were $76.7 million for the year ended December 31, 2009 compared to $73.2 million for the similar period in 2008, an increase of approximately 5%. The $3.5 million increase in revenues was principally attributable to higher revenues from three clients, and was partially offset by a decrease in revenues from two clients. The change in revenue reflects an increase of $5.3 million from non-recurring project revenue and a decline of $1.8 million in recurring revenue.

Two clients generated approximately 46% and 48% of our revenues in the fiscal years ended December 31, 2009 and 2008, respectively. Further, for the years ended December 31, 2009 and 2008, revenues from clients located in foreign countries (principally in Europe) accounted for 21% of our total revenues.

For the year ended December 31, 2009, approximately 65% of our revenue was recurring and 35% was non-recurring, compared with 73% and 27%, respectively, for the year ended December 31, 2008.

Direct Operating Costs

Direct operating costs were $52.1 million and $51.3 million for the years ended December 31, 2009 and 2008, respectively, an increase of approximately 2%.  Direct operating costs as a percentage of revenues was 68% for the year ended December 31, 2009 and 70% for the year ended December 31, 2008.

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

Selling and Administrative Expenses

Selling and administrative expenses were $16.3 million and $16.5 million for the years ended December 31, 2009 and 2008, respectively, a decline of 1%. Selling and administrative expenses as a percentage of revenues was 21% and 23% for the years ended December 31, 2009 and 2008, respectively.  The lower percentage reflects sustained cost levels on a higher revenue base.

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

Income Taxes

For the year ended December 31, 2009, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was partially offset by the benefit recorded for the U.S. entity. Certain foreign subsidiaries enjoyed a tax holiday in 2009. Whereas the income tax holiday for one of our Philippine subsidiaries expired in May 2009 and the income tax holiday for one of our Indian subsidiaries expired in March 2009, one of our other foreign subsidiaries continued enjoying tax holiday benefits in 2009. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 we reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets, resulting in a non-cash tax benefit amounting to $2.4 million. The decline in the valuation allowance in 2008 also resulted from the utilization of net operating losses. We utilized approximately $5.8 million and $3.8 million of net operating losses for the years ended December 31, 2009 and 2008, respectively. The remaining valuation allowance at December 31, 2009 and 2008 represents the allowance we have established on deferred tax assets of our foreign subsidiaries.

Pursuant to an income tax audit by the Indian Bureau of Taxation, in March 2006, one of our Indian subsidiaries received a tax assessment approximating $0.3 million, including interest through December 31, 2009, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment, and have filed an appeal against the assessment, which we will contest vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In December 2008 and December 2009, the Indian subsidiary received a tax assessment from the India Bureau of Taxation for the fiscal years ended March 31, 2005 and 2006, respectively, each approximating $0.3 million, including interest through December 31, 2009. We disagree with the basis of the tax assessments, have filed an appeal against the assessments and will contest them vigorously. In 2009, the Indian Bureau of Taxation  commenced an audit of our subsidiary’s income tax return for the fiscal year ended 2008. The ultimate outcome cannot be determined at this time. As we are continually subject to tax audit by the Indian bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year 2008 and recorded an additional tax provision amounting to $323,000, including interest through December 31, 2009.

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

Net Income

We generated net income of $7.3 million in 2009 compared with net income of $6.7 million in 2008.  The positive change was principally attributable to the increase in gross margins resulting from increased revenues, favorable foreign exchange rates, a net favorable impact on the settlement of foreign currency forward contracts, lower selling and administrative expenses as a percentage of revenues, and overall cost savings from restructuring activity undertaken in December 2008.  These were partially offset by compensation costs related to the hiring of new sales executives and an increase in the provision for doubtful accounts, approximately $1.2 million, for one of our customers.  The positive change was also attributable to the reversal of the deferred tax liability, based on the intent to reinvest $5.1 million of foreign earnings indefinitely, offset by the reversal of a valuation allowance previously recorded on the U.S. portion of deferred tax assets, amounting to $2.4 million in 2008, and a decrease in interest income on available cash as a result of the decline in interest rates.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2010	2009	2008

Cash and cash equivalents	$14,120	$26,480	$13,875
Short term and long term investments - other	13,875	—	—
Working capital	26,088	32,589	21,881

At December 31, 2010 we had cash and cash equivalents of $14.1 million and short term and  long term investments of $13.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of December 31, 2010, we had no third party debt and had working capital of approximately $26.1 million as compared to working capital of approximately $32.6 million at December 31, 2009. The reduction in working capital is primarily due to purchases of long term investments amounting to $5.0 million in 2010. We do not anticipate any near-term liquidity issues. Cash balances are held at leading commercial banks in bank deposits.

Our quarterly operating results are also subject to certain seasonal fluctuations. We generally experience lower revenue in the first quarter as we replace projects that were brought to an end in the fourth quarter and we begin new projects, which may have some normal start-up delays during the first quarter. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

Net Cash Provided By Operating Activities

Cash provided by our operating activities in 2010 was $4.9 million, resulting from a net loss of $0.7 million, adjustments for non-cash items of $2.4 million, and $3.2 million provided from working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, a $0.3 million reversal of a provision for doubtful accounts, primarily resulting from collection from one of our customers, for which we recorded a provision of $1.2 million in 2009, $1.4 million for a net change in deferred taxes and $0.4 million for pension costs. Working capital activities primarily consisted of a source of cash of $3.7 million as a result of net payments on accounts receivable, a use of cash of $0.7 million for an increase in other assets, use of cash amounting to $0.4 million for decline in accounts payable, and a source of cash of $0.9 million for income and other taxes.

Cash provided by our operating activities in 2009 was $12.1 million, resulting from net income of $7.3 million, adjustments for non-cash items of $5.1 million and $0.3 million used for working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, a $1.4 million provision for doubtful accounts, of which $1.2 million was recorded for one customer and the remaining $0.2 million from our other customers, $0.6 million for a net change in deferred taxes and $0.2 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.9 million as a result of payment on accounts receivable, a use of cash of $0.4 million for an increase in prepaid expenses and other current assets, representing various prepayments made, and timing of payment, and a use of cash amounting to $0.6 million in income and other taxes, and payment of accrued salaries, wages and other benefits.

Cash provided by our operating activities in 2008 was $4.5 million, resulting from a net income of $6.7 million, adjustments for non-cash items of $2.0 million and $4.2 million used for working capital. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, $2.7 million for deferred taxes primarily resulting from a reversal of a valuation allowance for the U.S. entity amounting to $2.4 million and $0.4 million for pension costs. Working capital activities primarily consisted of a use of cash of $3.7 million for an increase in accounts receivable primarily related to an increase in revenue, and use of cash of $0.6 million representing a decline in accounts payable, and accrued expenses representing the timing of expenditures and payments.

At December 31, 2010, our days’ sales outstanding were approximately 61 days as compared to 61 days as of December 31, 2009 and 62 days as of December 31, 2008.

Net Cash Used in Investing Activities

During 2010, 2009 and 2008, cash used in our investing activities was $1.9 million, $2.2 million and $2.5 million, respectively, for capital expenditures. Capital expenditures in 2010 and 2009 related principally to the purchasing of routine technology equipment and software. Capital spending in 2008 related principally to the purchasing of routine technology equipment and facility upgrades. Furthermore, in 2008, we acquired certain computer and communications equipment approximating $0.1 million through finance leases (non-cash). During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, equipment and infrastructure upgrades will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Total payment of long term obligations approximated $0.7 million, $0.8 million and $1.1 million for 2010, 2009 and 2008, respectively.  There were no stock options exercises during the year ended December 31, 2010. Cash from financing activities in 2009 was principally driven by employee stock option exercises. Cash proceeds received from the exercise of stock options amounted to approximately $3.5 million and $0.1 million in 2009 and 2008, respectively.

In March 2008, we renewed a vendor agreement, which had expired in February 2008, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011, for a total cost of approximately $1.7 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.5 million in 2010 and $0.6 million, in each of 2009 and 2008.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. During the year ended December 31, 2010, we repurchased 264,000 shares of our common stock at a cost of approximately $0.8 million, at a volume-weighted average price of $2.89 per share. This authorization replaced a prior authorization made in May 2008, when we announced that our Board of Directors authorized the repurchase of up to $2 million of our common stock. In 2008, we acquired approximately 606,000 shares of our common stock for approximately $1.9 million, at a volume-weighted average price of $3.08 per share. No shares were repurchased in 2009.

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

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of December 31, 2010.

We believe that our existing cash and cash equivalents, short term and long term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future. We have historically funded our foreign expenditures from our U.S. Corporate headquarters on an as-needed basis.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2010, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$50	$50	$-	$-	$-
Non-cancelable operating leases	5,037	1,330	2,420	1,287	-

Total contractual cash obligations	$5,087	$1,380	$2,420	$1,287	$-

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

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our consolidated results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our consolidated financial statements.

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

Revenue Recognition

Revenue is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met.

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2010. Certain reimbursable expenses incurred on behalf of customers are recorded on a net basis in revenues.

Long-lived Assets

We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment  review:  (i)  significant underperformance  relative  to  expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in our stock price for  a  sustained  period;  and  (iv)  a  change  in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets. We did not recognize an impairment in any of our long-lived assets during each of the three years in the period ended December 31, 2010.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Change in valuation allowance from period to period is included in our tax provision in the period of change. We had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. In 2009, we made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in our foreign subsidiaries. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because such earnings are not anticipated to be remitted to the United States.

In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.

Goodwill and Other Intangible Assets

We test goodwill annually for impairment using a two-step fair value based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2010, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors and employees of the Company under various Stock Option Plans approved by stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and is recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2010) plus 0.5% or LIBOR (0.26% at December 31, 2010) plus 2.5%.  We have not borrowed under this line in 2010.  We plan on renewing the line of credit in the second quarter of 2011. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $28.0 million as of December 31, 2010. We may continue to enter into these or other such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies. The total notional amount outstanding is net of offsetting forward contracts entered into by the Company in the fourth quarter of 2010, which have a total notional amount of $2 million. These forward contracts were entered into by the Company primarily to protect the future cash flows from any adverse movements in the currency. We may continue to enter into such instruments, or other instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $2.5 million as of December 31, 2010. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $3.1 million as of December 31, 2010. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of December 31, 2010, our foreign locations held cash and short term and long term investments totaling approximately $14.4 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, was audited by J.H. Cohn LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited Innodata Isogen, Inc. and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

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

In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and the related financial statement schedule, of Innodata Isogen, Inc. and Subsidiaries and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/J.H. Cohn LLP

Roseland, New Jersey
February 28, 2011

Item 9B.  Other information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

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

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	February 28, 2011
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	February 28, 2011
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Todd Solomon	Director	February 28, 2011
Todd Solomon

/s/ Louise C. Forlenza	Director	February 28, 2011
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	February 28, 2011
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	February 28, 2011
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	February 28, 2011
Anthea C. Stratigos

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the  consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Isogen Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 28, 2011

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands, except share data)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,120	$26,480
Short term investments – other	8,875	-
Accounts receivable-net of allowance for doubtful accounts of $1,308 and $1,808 at December 31, 2010 and 2009, respectively	8,389	11,741
Prepaid expenses and other current assets	3,842	3,899
Deferred income taxes	1,581	1,763
Total current assets	36,807	43,883
Property and equipment, net	4,284	5,559
Other assets	2,684	2,505
Long term investments - other	5,000	-
Deferred income taxes	2,797	943
Goodwill	675	675
Total assets	$52,247	$53,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$855	$1,261
Accrued expenses	2,192	2,293
Accrued salaries, wages and related benefits	4,870	5,022
Income and other taxes	1,852	1,339
Current portion of long term obligations	458	892
Deferred income taxes	492	487
Total current liabilities	10,719	11,294
Deferred income taxes	137	87
Income and other taxes – long term	349	-
Long term obligations	1,604	1,199
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,207,000 shares issued and 25,155,000 outstanding at December 31, 2010; and 26,167,000 shares issued and 25,379,000 outstanding at December 31, 2009	262	262
Additional paid-in capital	20,523	20,267
Retained earnings	20,412	21,159
Accumulated other comprehensive income	1,202	1,486
	42,399	43,174
Less: treasury stock, 1,052,000 shares at December 31, 2010 and 788,000 shares at December 31, 2009, at cost	(2,961)	(2,189)
Total stockholders’ equity	39,438	40,985
Total liabilities and stockholders’ equity	$52,247	$53,565

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share amounts)

	2010	2009	2008

Revenues	$61,513	$76,711	$73,175
Operating costs and expenses
Direct operating costs	47,284	52,143	51,347
Selling and administrative expenses	15,659	16,318	16,486
	62,943	68,461	67,833

Income (loss) from operations	(1,430)	8,250	5,342

Other (income) expense
Interest expense	9	28	56
Interest income	(224)	(58)	(262)
Income (loss) before provision for (benefit from) income taxes	(1,215)	8,280	5,548
Provision for (benefit from) income taxes	(468)	967	(1,110)
Net income (loss)	$(747)	$7,313	$6,658
Income (loss) per share:
Basic	$(.03)	$.30	$.27
Diluted	$(.03)	$.28	$.26
Weighted average shares outstanding:
Basic	25,360	24,613	24,390
Diluted	25,360	25,764	25,137

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2008	24,699	$249	$16,323	$7,188	$(211)	$(319)	$23,230

Net income	-	-	-	6,658	-	-	6,658
Issuance of common stock upon exercise of stock options	26	-	71	-	-	-	71
Stock-based compensation	-	-	220	-	-	-	220
Pension liability adjustments, net of taxes	-	-	-	-	953	-	953
Purchase of treasury stock	(606)	-	-	-	-	(1,870)	(1,870)

December 31, 2008	24,119	249	16,614	13,846	742	(2,189)	29,262

Net income	-	-	-	7,313	-	-	7,313
Issuance of common stock upon exercise of stock options	1,260	13	3,449	-	-	-	3,462
Stock-based compensation	-	-	204	-	-	-	204
Pension liability adjustments, net of taxes	-	-	-	-	(75)	-	(75)
Change in fair value of derivatives, net of taxes	-	-	-	-	819	-	819

December 31, 2009	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985

Net loss	-	-	-	(747)	-	-	(747)
Stock-based compensation	40	-	256	-	-	-	256
Pension liability adjustments, net of taxes	-	-	-	-	(288)	-	(288)
Change in fair value of derivatives, net of taxes	-	-	-	-	4	-	4
Purchase of treasury stock	(264)	-	-	-	-	(772)	(772)

December 31, 2010	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)
	2010	2009	2008

Cash flow from operating activities:
Net income (loss)	$(747)	$7,313	$6,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,703	3,713	3,702
Provision for (recovery of ) doubtful accounts	(341)	1,364	339
Stock-based compensation	256	204	220
Deferred income taxes	(1,617)	(607)	(2,656)
Pension cost	382	223	439
Loss on sale of equipment	-	176	-
Changes in operating assets and liabilities:
Accounts receivable	3,693	912	(3,683)
Prepaid expenses and other current assets	61	(353)	204
Refundable income taxes	-	-	453
Other assets	(735)	(234)	(206)
Accounts payable	(406)	208	(920)
Accrued expenses	(101)	(247)	313
Accrued salaries, wages and related benefits	(152)	(267)	45
Income and other taxes	862	(310)	(404)
Net cash provided by operating activities	4,858	12,095	4,504

Cash flows from investing activities:
Capital expenditures	(1,872)	(2,168)	(2,452)
Purchase of investments - others	(13,875)	-	-
Net cash used in investing activities	(15,747)	(2,168)	(2,452)

Cash flows from financing activities:
Payment of long-term obligations	(699)	(784)	(1,129)
Proceeds from exercise of stock options	-	3,462	71
Purchase of treasury stock	(772)	-	(1,870)
Net cash provided by (used in) financing activities	(1,471)	2,678	(2,928)

Increase (decrease) in cash and cash equivalents	(12,360)	12,605	(876)
Cash and cash equivalents, beginning of year	26,480	13,875	14,751
Cash and cash equivalents, end of year	$14,120	$26,480	$13,875

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$308	$2,194	$1,099
Cash paid for interest	$9	$28	$56

Non-cash investing and financing activities:
Acquisition of equipment utilizing capital leases	$-	$-	$81
Vendor financed software licenses acquired	$-	$-	$1,650

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and Subsidiaries (the “Company”), is a leading provider of publishing and related information technology services, as well as knowledge process outsourcing (“KPO”) services, that help leading media, publishing and information services companies create, manage and distribute their products. Publishing services include digitization, conversion, composition, data modeling and XML encoding, and KPO services include research and analysis, authoring, copy-editing, abstracting, indexing and other content creation activities. The Company’s staff of IT systems professionals design, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

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

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of the Company’s total revenue for each of the three years in the period ended December 31, 2010. Certain reimbursable expenses incurred on behalf of customers are recorded on a net basis in revenues.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars.  As such, transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2010 and 2009 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $414,000, $256,000 and $(190,000) for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivative Instruments- The Company has designated its derivative (foreign currency forward contracts) as a cash flow hedge. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss, and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

Cash Equivalents-For financial statement purposes (including cash flows), the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments-Short term and long term investments consist of certificates of deposits.

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

Long-lived Assets-Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review:  (i)  significant  underperformance  relative to expected historical  or  projected  future  operating  results; (ii) significant negative industry  or  economic  trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in general and administrative  expenses in the Company’s statements of operations, and would result in reduced carrying amounts of the related assets on the Company’s balance sheets. No impairment charges were recorded in the three years ended December 31, 2010.

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

In the annual impairment test conducted by the Company as of September 30, 2010, 2009 and 2008 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determined that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determined that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which represents a portion of foreign profits earned prior to 2002. In 2009, the Company made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in its foreign subsidiaries. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Accounting for Stock-Based Compensation – The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Direct operating costs	$13	$13	$46
Selling and adminstrative expenses	243	191	174

Total stock-based compensation	$256	$204	$220

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2010 and 2009, because of the relative short maturity of these instruments.

Fair value measurements and disclosures define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Accounts Receivable-The majority of the Company’s accounts receivable are due from secondary publishers and information providers.  The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current creditworthiness.  The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past.  In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate.  In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk-The Company maintains its cash with high quality financial institutions, located primarily in the United States.  To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured.  The Company has not experienced any losses in such accounts.

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

Deferred revenue-Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2010 and 2009 is deferred revenue amounting to $0.8 million and $0.9 million, respectively.

Reclassifications-Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements-In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have any impact on the consolidated financial statements.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009

Equipment	$20,676	$19,574
Software	4,333	3,931
Furniture and office equipment	2,161	1,967
Leasehold improvements	4,214	4,181
Total	31,384	29,653

Less accumulated depreciation and amortization	(27,100)	(24,094)

	$4,284	$5,559

Depreciation and amortization expense of property and equipment was approximately $3.1 million in each of the three years for the period ended December 31, 2010.

At December 31, 2010 and 2009, equipment under capital leases had a gross cost of approximately $1.6 million. Accumulated depreciation of equipment under capital leases was $1.4 million and $1.3 million for 2010 and 2009, respectively. Amortization of assets under capital leases is included under depreciation and amortization expense.

3.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2010 are as follows (in thousands):

	2010	2009	2008

Current income tax expense:
Foreign	$1,134	$1,476	$1,531
Federal	-	55	72
State and local	7	27	20
	1,141	1,558	1,623
Deferred income tax benefit:
Foreign	(234)	-	(342)
Federal	(1,180)	(496)	(1,839)
State and local	(195)	(95)	(552)
	(1,609)	(591)	(2,733)

Provision for (benefit from) income taxes	$(468)	$967	$(1,110)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, 2010 is summarized as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	20 10	2009	2008

Federal statutory rate	(34.0)%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	(3.0)	3.5	6.3
Taxes on foreign income at rates that differ from U.S. statutory rate	(29.0)	(9.2)	6.9
Reversal of deferred tax liability relating to unrepatriated foreign earnings	-	(23.9)	-
Change in valuation allowance on deferred tax assets	(19.2)	0.8	(68.2)
Increase in unrecognized tax benefits	45.7	7.5	1.8
Other	1.0	(1.0)	(0.8)
Effective rate	(38.5)%	11.7%	(20.0)%

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2010, due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2010	2009

Deferred income tax assets:
Allowances not currently deductible	$713	$822
Depreciation and amortization	418	401
Equity compensation not currently deductible	282	200
Net operating loss carryforwards	1,811	314
Expenses not deductible until paid	865	823
Tax credit carryforwards	220	236
Other	69	42
Total gross deferred income tax assets before valuation allowance	4,378	2,838
Valuation allowance	-	(132)
Net deferred income tax assets	4,378	2,706

Deferred income tax liabilities:
Derivatives	(483)	(481)
Other	(146)	(93)
Totals	(629)	(574)

Net deferred tax assets	$3,749	$2,132

Net deferred income tax asset-current	$1,581	$1,763
Net deferred income tax asset-long term	2,797	943
Net deferred income tax liability-current	(492)	(487)
Net deferred income tax liability-non-current	(137)	(87)

Net deferred income tax assets	$3,749	$2,132

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. In 2008, the Company considered many factors when assessing the likelihood of future realization of the deferred tax assets, including the Company’s cumulative earnings, expectation of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon management’s assessment and the available evidence, in 2008 the Company reversed the entire portion of the valuation allowance previously recorded on the U.S. portion of deferred tax assets, resulting in a non-cash tax benefit amounting to $2.4 million. The decline in valuation allowance in 2008 also resulted from the utilization of net operating losses. The remaining valuation allowance at December 31, 2009 represents the portion the Company has established deferred tax assets on its foreign subsidiaries. At December 31, 2010, the Company had no valuation allowance on deferred tax assets of its foreign subsidiaries.

The Company had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which it intended to remit to the U.S. These earnings represent a portion of the Company’s foreign profits earned prior to 2002. In 2009, the Company made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in its foreign subsidiaries. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by approximately $2.0 million. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to $19.0 million at December 31, 2010. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal or state income taxes has been made.

The net change in the total valuation allowance for the years ended December 31, 2010, 2009 and 2008 was an increase (decline) of $(0.1) million, $0.1 million, $(3.7) million, respectively. The Company utilized approximately $5.8 million and $3.8 million of net operating loss carryforwards for the years ended December 31, 2009 and 2008, respectively.

United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2010	2009	2008

United States	$(3,852)	$3,919	$3,455
Foreign	2,637	4,361	2,093

Total	$(1,215)	$8,280	$5,548

Certain foreign subsidiaries enjoy tax holidays. Whereas the income tax holiday for one of the Company’s Philippine subsidiaries expired in May 2009 and the income tax holiday for one of the Indian subsidiaries expired in March 2009, one of the other foreign subsidiaries continued enjoying tax holiday benefits in 2010. Due to the tax holiday, the income tax rate for these subsidiaries was substantially reduced, the tax benefit from which was approximately $0.1 million, $0.2 million and $0.4 million for each of the three years in the period ended December 31, 2010, respectively. In addition, certain of the Company’s foreign subsidiaries are subject to preferential tax rates.

At December 31, 2010, the Company had available U.S. federal and New Jersey state net operating loss carryforwards of approximately $8.8 million and $10.5 million, respectively. These net operating loss carryforwards expire at various times through 2030.  Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2010 and 2009. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2010 were approximately $4.0 million.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had unrecognized tax benefits of $1.8 million and $1.3 million at December 31, 2010 and 2009, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.4 million, each at December 31, 2010 and 2009. The unrecognized tax benefits as of December 31, 2010 and 2009, if recognized, would have an impact on the Company’s effective tax rate.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest during the years then ended (amounts in thousands):

	December 31,
	2010	2009

Balance at beginning of year	$1,303	$840
Increases for tax position in prior years	445	470
Decreases for tax position in prior years	(5)	(176)
Interest accrual	84	169
Balance at end of year	$1,827	$1,303

The Company is subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2009.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2010, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $319,000, respectively, including interest through December 31, 2010. Management disagrees with the basis of these tax assessments, have filed an appeal against the assessments, which it is contesting vigorously. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and subsequent years for this subsidiary, and recorded an additional tax provision amounting to approximately $829,000 including interest through December 31, 2010. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

4.	Long term obligations

Total long term obligations as of December 31, 2010 and 2009 consist of the following (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Vendor obligations
Capital lease obligations (1)	$50	$161
Deferred lease payments	282	185
Microsoft licenses (2)	-	550

Pension obligations
Accrued pension liability	1,730	1,195
	2,062	2,091
Less: Current portion of long term obligations	458	892
Totals	$1,604	$1,199

(1) In 2008, the Company financed the acquisition of certain computer and communications equipment. The capital lease obligations bear interest at rates ranging from 6% to 12% and are payable over two to three years.

             (2)  In March 2008, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2011. Pursuant to this agreement, the Company was obligated to pay $137,500 on a quarterly basis over the term of the agreement. As of December 31, 2010, the Company paid the entire obligation.

Amortization expense was approximately $0.6 million, in each of the three years, in the period ended December 31, 2010.

5.	Commitments and contingencies

Line of Credit- The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of December 31, 2010.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of the security deposit. For each of the three years in the period ended December 31, 2010, rent expense, principally for office and production space totaled approximately $3.0 million.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2010 (in thousands) are as follows:

Years Ending December 31,

2011	$1,330
2012	1,370
2013	1,050
2014	689
2015	598

Total minimum lease payments	$5,037

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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases do not include a limit on potential maximum future payments. As of December 31, 2010, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2010, the net book value of the property and equipment was $0.6 million.

6.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2010.  For the years ended December 31, 2009 and 2008, the Company’s matching contributions were approximately $0.1 million.

Non-U.S. Pension benefits – The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the non-U.S. subsidiaries provide for government mandated defined pension benefits.  For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age.  The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2010, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.4 million, $0.2 million and $0.4 million for each of the three years in the period ended December 31, 2010.

The following table summarizes the amounts recognized in accumulated other comprehensive income, net of taxes (in thousands):

	Years Ended December 31,
	2010	2009	2008

Amortization of transition obligation	$91	$99	$92
Actuarial gain	(379)	(174)	861
Total	$(288)	$(75)	$953

Amounts in accumulated other comprehensive income not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$774	$1,153
Transition obligation	(395)	(486)
Total	$379	$667

Amounts in accumulated other comprehensive income expected to be amortized in 2011 net periodic pension cost:

Actuarial gain	$43
Transition obligation	(83)
Total	$(40)

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements for each of the three years ended December 31:

Benefit Obligations:

Change in the Benefit Obligation:	2010	2009	2008

Projected benefit obligation at beginning of the year	$1,392	$1,072	$1,860
Service cost	244	210	314
Interest cost	142	105	151
Actuarial loss (gain)	271	24	(1,022)
Foreign currency exchange rate changes	86	23	(170)
Benefits paid	(61)	(42)	(61)
Projected benefit obligation at end of year	$2,074	$1,392	$1,072

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2010	2009	2008

Service cost	$244	$210	$314
Interest cost	142	105	151
Actuarial (gain) loss recognized	(4)	(92)	(26)
Net periodic pension cost	$382	$223	$439

The accumulated benefit obligation, which represents benefits earned to date, was approximately $0.9 million and $0.6 million at December 31, 2010 and 2009, respectively.

Actuarial assumptions for all non-U.S. plans are described below.  The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Discount rate	8.5%-9.9%	7.2%-12%	7.6%-12%
Rate of increase in compensation levels	7%-9%	7%-10%	7%-10%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2011	$142
2012	129
2013	92
2014	71
2015	154
2016 to 2020	990
$1,578

7.	Restructuring Charges

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

Common Stock Reserved - As of December 31, 2010, the Company had reserved for issuance approximately 3,698,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In June 2010, the Company announced that the Board of Directors authorized the repurchase of up to $2.1 million of its common stock. There is no expiration date associated with the program. During the year ended December 31, 2010, the Company repurchased 264,000 shares of its common stock at a cost of approximately $0.8 million. Approximately $1.3 million remains available for repurchase under the program as of December 31, 2010. This authorization replaced a prior authorization made in May 2008.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2010	2009 (1)	2008

Weighted average fair value of options granted	$3.04	$—	$2.46

Risk-free interest rate	2.50%-3.20%	—	3.61%
Expected life (years)	8.00	—	8.00
Expected volatility factor	90%	—	97%
Expected dividends	None	—	None

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

A summary of option activity under the Plans as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,846,780	$2.63
Granted	250,000	$4.33
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2010	2,096,780	$2.83	4.03	$889,000
Exercisable at December 31, 2010	1,860,530	$2.66	3.37	$889,000

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2010 totaled approximately $1.0 million.  The weighted-average period over which these costs will be recognized is thirty-seven months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

No options were exercised during the year ended December 31, 2010. The total intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was approximately $4.0 million and $0.1 million, respectively. The total fair value of stock options vested during the year ended December 31, 2010 was $0.1 million.

In March 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 40,000 restricted shares to the Chief Financial Officer, which vest over four years. No restricted shares vested as of December 31, 2010. The weighted average grant date fair value of the restricted shares was $0.2 million.

In July 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 100,000 performance-based stock option awards. These awards vest upon attainment of certain financial performance targets for 2010, as established by management. As of December 31, 2010, no stock-based compensation expense associated with such grant was recorded, as the performance targets are not likely to be met.

10.  Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	December 31,
	2010	2009	2008

Net income (loss)	$(747)	$7,313	$6,658
Pension liability adjustment, net of taxes	(288)	(75)	953
Unrealized gain from derivatives, net of taxes	4	819	—
Comprehensive income (loss)	$(1,031)	$8,057	$7,611

Accumulated other comprehensive income as reflected in the consolidated balance sheets consists of changes in pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of December 31, 2010 and 2009, and changes during the years then ended, is presented below (in thousands):

	Pension Liability	Fair Value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income

Balance at January 1, 2009	$742	$-	$742
Current-period change	(75)	819	744
Balance at December 31, 2009	667	819	1,486
Current-period change	(288)	4	(284)
Balance at December 31, 2010	$379	$823	$1,202

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment reporting and concentrations

The Company operates in one reportable segment.

The Company’s services revenues are generated principally from its production facilities located in the Philippines, India, Sri Lanka and Israel.  The Company does not depend on significant revenues from sources internal to the countries in which the Company operates; nevertheless, the Company is subject to certain adverse economic and political risks relating to overseas economies in general, such as inflation, currency fluctuations and regulatory burdens.

Long-lived assets as of December 31, 2010 and 2009, respectively by geographic region are comprised of:

	2010	2009
	(in thousands)
United States	$1,066	$1,152

Foreign countries:
Philippines	2,300	2,927
India	895	1,284
Sri Lanka	495	592
Israel	203	279
Total foreign	3,893	5,082
	$4,959	$6,234

Three clients generated approximately 39%, 51% and 55% of the Company’s total revenues in the fiscal year ended December 31, 2010, 2009 and 2008, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2010, 2009 and 2008, revenues from non-US clients accounted for 33%, 21% and 21%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, 2010 by geographic region (determined based upon customer’s domicile), are as follows:

	2010	2009	2008
	(in thousands)

United States	$41,015	$60,314	$59,042
United Kingdom	8,198	6,656	4,978
The Netherlands	8,230	6,150	7,564
Other - principally Europe	4,070	3,591	3,417
	$61,513	$76,711	$75,001

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of December 31, 2010, approximately 34% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from three clients. As of December 31, 2009, approximately 37% of the Company's accounts receivable was from foreign (principally European) clients and 31% of accounts receivable was due from two clients. No other client accounts for 10% or more of the receivables as of December 31, 2010 and 2009.

12.	Income (Loss) per Share

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Net income (loss)	$(747)	$7,313	$6,658

Weighted average common shares outstanding	25,360	24,613	24,390
Dilutive effect of outstanding options	-	1,151	747
Adjusted for dilutive computation	25,360	25,764	25,137

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

Options to purchase 0.4 million and 1.1 million shares of common stock in 2010 and 2008, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted net income (loss) per share in 2009 as the exercise price was lower than the average market price. In addition, diluted net loss per share in 2010 does not include 1.8 million potential common shares derived from the exercise of stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

13.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

2010
Revenues	$15,474	$15,386	$15,763	$14,890
Gross profit	$3,202	$3,279	$4,491	$3,257
Net income (loss)	$(1,404)	$(874)	$313	$1,218
Basic net income (loss) per share	$(.06)	$(.03)	$.01	$.05
Diluted net income (loss) per share	$(.06)	$(.03)	$.01	$.05

2009
Revenues	$21,112	$20,905	$18,510	$16,184
Gross profit	$8,705	$7,436	$5,709	2,718
Net income (loss)	$3,581	$3,204	$1,296	$(768)
Basic net income (loss) per share	$.15	$.13	$.05	$(.03)
Diluted net income (loss) per share	$.15	$.13	$.05	$(.03)

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2010 and 2009 was $28 million and $36 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars. The total notional amount outstanding as of December 31, 2010, is net of offsetting forward contracts entered into by the Company in the fourth quarter of 2010, which have a total notional amount of $2 million. These forward contracts were entered into by the Company primarily to protect future cash flows from any adverse movements in currency.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

		Asset Derivatives
	Balance Sheet Location	Fair Value
		2010	2009
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$1,304	$1,300

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Net gain recognized in OCI (1)	$2,246	$1,575
Net gain reclassified from accumulated OCI into income (2)	$2,242	$275
Net gain recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classified within direct operating costs.
(3) There were no ineffective portions for the periods presented.

15.	Financial Instruments

 The following table sets forth the financial instruments as of December 31, 2010, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,304	$—

December 31, 2009	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,300	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2010 and 2009 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Option Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of J.H. Cohn LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

INNODATA ISOGEN, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 was as follows:

		Additions
		Charged to
Period	Balance at Beginning of Period	Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2010	$1,808	$74	$-	$(574)	$1,308

2009	$466	$1,364	$-	$(22)	$1,808

2008	$127	$341	$-	$(2)	$466