Form 10-Q
period 2011-03-31
INNODATA ISOGEN INC
filed 2011-05-02
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 22, 2011 was 25,154,853.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2011

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)
	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$14,379	$14,120
Short term investments - other	8,547	8,875
Accounts receivable, net	8,004	8,389
Prepaid expenses and other current assets	3,350	3,842
Deferred income taxes	1,479	1,581
Total current assets	35,759	36,807
Property and equipment, net	4,120	4,284
Other assets	2,602	2,684
Long term investments – other	5,674	5,000
Deferred income taxes	3,333	2,797
Goodwill	675	675
Total assets	$52,163	$52,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$987	$855
Accrued expenses	1,936	2,192
Accrued salaries, wages and related benefits	4,808	4,870
Income and other taxes	1,908	1,852
Current portion of long term obligations	215	458
Deferred income taxes	432	492
Total current liabilities	10,286	10,719
Deferred income taxes	153	137
Income and other taxes – long term	360	349
Long term obligations	1,914	1,604

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,207,000 shares issued and 25,155,000 outstanding at March 31, 2011 and December 31, 2010	262	262
Additional paid-in capital	20,597	20,523
Retained earnings	20,427	20,412
Accumulated other comprehensive income	1,125	1,202
	42,411	42,399
Less: treasury stock, 1,052,000 shares at cost	(2,961)	(2,961)
Total stockholders’ equity	39,450	39,438
Total liabilities and stockholders’ equity	$52,163	$52,247

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$14,701	$15,474

Operating costs and expenses:
Direct operating costs	10,673	12,272
Selling and administrative expenses	4,053	4,135
Interest income, net	(109)	(2)
Totals	14,617	16,405

Income (loss) before provision for income taxes	84	(931)

Provision for income taxes	69	473

Net income (loss)	$15	$(1,404)

Income (loss) per share:

Basic and diluted	$-	$(.06)

Weighted average shares outstanding:
Basic	25,155	25,379

Diluted	25,414	25,379

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net income (loss)	$15	$(1,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	800	956
Stock-based compensation	74	21
Deferred income taxes	(442)	(31)
Pension cost	140	101
Changes in operating assets and liabilities:
Accounts receivable	385	1,300
Prepaid expenses and other current assets	356	(105)
Other assets	(35)	(103)
Accounts payable and accrued expenses	(124)	(684)
Accrued salaries, wages and related benefits	(62)	(107)
Income and other taxes	67	467
Net cash provided by operating activities	1,174	411

Cash flow from investing activities:
Capital expenditures	(519)	(873)
Purchase of investments - other	(346)	-
Net cash used in investing activities	(865)	(873)

Cash flow used in financing activities:
Payment of long term obligations	(50)	(188)

Increase (decrease) in cash and cash equivalents	259	(650)

Cash and cash equivalents, beginning of period	14,120	26,480

Cash and cash equivalents, end of period	$14,379	$25,830

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$283	$107

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438
Net income	-	-	-	15	-	-	15
Stock-based compensation	-	-	74	-	-	-	74
Pension liability adjustments, net of taxes	-	-	-	-	9	-	9
Change in fair value of derivatives, net of taxes	-	-	-	-	(86)	-	(86)
March 31, 2011	25,155	$262	$20,597	$20,427	$1,125	$(2,961)	$39,450

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss	-	-	-	(1,404)	-	-	(1,404)
Stock-based compensation	-	-	19	-	-	-	19
Issuance of restricted shares	40	-	2	-	-	-	2
Pension liability adjustments, net of taxes	-	-	-	-	(3)	-	(3)
Change in fair value of derivatives, net of taxes	-	-	-	-	305	-	305
March 31, 2010	25,419	$262	$20,288	$19,755	$1,788	$(2,189)	$39,904

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”) is a leading provider of knowledge process outsourcing (“KPO”) services as well as publishing and related information technology (“IT”) services that help leading media, publishing and information service companies create, manage, use and maintain their products. Publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy editing, abstracting, indexing and other content creation activities. The Company’s staff of IT systems professionals designs, implements, integrates and deploys systems and technologies used to improve the efficiency of authoring, managing and distributing content.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2011, and the results of its operations, cash flows and stockholders’ equity for the three months ended March 31, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2010 consolidated financial statements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $1.9 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at both March 31, 2011 and December 31, 2010. The unrecognized tax benefits as of March 31, 2011 and December 31, 2010, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2011 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2011	$1,827
Interest accrual	23
Balance – March 31, 2011	$1,850

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2010.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through March 31, 2011, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $325,000, respectively, including interest through March 31, 2011. Management disagreed with the basis of these tax assessments, and filed an appeal against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor for the fiscal year ended March 31, 2005; however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. As of March 31, 2011, there has been no resolution on the tax matter for the fiscal year ended March 31, 2006. In March 2011, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case and the Company intends to contest it vigorously. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and subsequent years for this subsidiary, and recorded an additional tax provision amounting to approximately $846,000 including interest through March 31, 2011. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax returns for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of March 31, 2011.

Litigation-In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Based on consultation with legal counsel, the Company believes that recovery against the Company is unlikely.

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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

4.	Stock options

A summary of option activity under the Company’s stock option plans as of March 31, 2011, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,096,780	$2.83
Granted	195,000	$2.41
Exercised	—	—
Forfeited/Expired	(4,451)	$3.51
Outstanding at March 31, 2011	2,287,329	$2.79	4.30	$643,000
Exercisable at March 31, 2011	1,880,499	$2.67	3.16	$639,000

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:
	Three months ended
	March 31,
	2011	2010

Weighted average fair value of options granted	$1.82	$3.54

Risk-free interest rate	2.83%	3.19%
Expected life (years)	8.00	8.00
Expected volatility factor	74%	90%
Expected dividends	None	None

No options were exercised during the three months ended March 31, 2011 and 2010.

In March 2010, the Compensation Committee of the Company’s Board of Directors approved the issuance of 40,000 restricted shares to the Chief Financial Officer, which vest over four years. 10,000 restricted shares were vested as of March 31, 2011. The weighted average grant date fair value of the restricted shares was $0.2 million.

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2011 totaled approximately $1.0 million. The weighted-average period over which these costs will be recognized is thirty three months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2011	2010

Direct operating costs	$1	$3
Selling and adminstrative expenses	73	18

Total stock-based compensation	$74	$21

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

5.	Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three months ended
	March 31,
	2011	2010

Net income (loss)	$15	$(1,404)
Pension liability (loss) adjustment, net of taxes	9	(3)
Unrealized gain from derivatives, net of taxes	(86)	305
Comprehensive loss	$(62)	$(1,102)

Accumulated other comprehensive income as reflected in the condensed consolidated balance sheets consists of pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of March 31, 2011, and changes during the period then ended, are presented below (in thousands):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income

Balance at January 1, 2011	$379	$823	$1,202
Current-period change	9	(86)	(77)
Balance at March 31, 2011	$388	$737	$1,125

6.	Segment reporting and concentrations

The Company operates in one reportable segment.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2011	2010

United States	$9,284	$10,557
United Kingdom	2,122	1,947
The Netherlands	2,192	1,870
Other - principally Europe	1,103	1,100
	$14,701	$15,474

Long-lived assets as of March 31, 2011 and December 31, 2010, respectively, by geographic regions are comprised of (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

United States	$1,080	$1,066
Foreign countries:
Philippines	2,261	2,300
India	804	895
Sri Lanka	503	495
Israel	147	203
Total foreign	3,715	3,893
	$4,795	$4,959

Three clients generated approximately 41% and 37% of our revenues for the three months ended March 31, 2011 and 2010, respectively. No other client accounted for 10% or more of revenues during these periods. Further, for the three months ended March 31, 2011 and 2010, revenues from non-US clients accounted for 37% and 32%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of March 31, 2011, approximately 35% of the Company's accounts receivable were from foreign (principally European) clients and 57% of accounts receivable were due from four clients.  As of December 31, 2010, approximately 34% of the Company's accounts receivable were from foreign (principally European) clients and 37% of accounts receivable were due from three clients.

7.	Income (loss) per share

	Three months ended March 31,
	2011	2010
	(in thousands, except per share amounts)

Net income (loss)	$15	$(1,404)

Weighted average common shares outstanding	25,155	25,379
Dilutive effect of outstanding stock awards	259	—
Adjusted for dilution computation	25,414	25,379

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. Options to purchase 1.3 million shares of common stock and 0.1 million shares of common stock as of March 31, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 2.0 million potential common shares derived from the exercise of stock options as of March 31, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2011 was $26 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 (in thousands):

		Asset Derivatives
	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,168	$1,304

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Net gain recognized in OCI (1)	$224	$962
Net gain reclassified from accumulated OCI into income (2)	$360	$512
Net gain recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classified within direct operating costs.
(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

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

 The following table sets forth the financial assets as of March 31, 2011 and  December 31, 2010 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

March 31, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,168	$—

December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,304	$—

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2011 and December 31, 2010 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “believe,” “expect,” “anticipate,” “intend” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

Our actual results could differ materially from the results referred to in the forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will occur.

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

Our staff of IT professionals design, implement, integrate and deploy systems and technologies used to improve the efficiency of authoring, managing and distributing content.

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

Revenues

Our publishing services include digitization, conversion, composition, data modeling and XML encoding, and our KPO services include research and analysis, authoring, copy editing, abstracting, indexing and other content creation activities. Our staff of IT systems professionals focuses on the design, implementation, integration and deployment of digital systems used to author, manage and distribute content. We price our publishing services and KPO services based on the quantity delivered or resources utilized and generally recognize revenue in the period in which the services are performed and delivered. A substantial majority of our IT professional services is provided on a project basis that generates non-recurring revenues. We price our IT professional services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved.

We consider the criteria of reporting revenue gross as a principal versus net as an agent.  Factors considered in determining whether we are the principal in the transaction include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that the customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statement of operations.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues

Revenues were $14.7 million for the three months ended March 31, 2011 compared to $15.5 million for the similar period in 2010, a decline of approximately 5%. Revenues from our top three customers increased by approximately $0.4 million, or 6%. The increase in revenues from these three customers was offset by a $1.2 million decline in revenues from our other customers. Revenues from other customers declined by $1.2 million reflecting the completion of several one-time projects, as well as a wind-down of work for one customer that we anticipate will be complete by the end of 2011. This customer accounted for approximately $2 million in revenues in 2010.

Our top three clients generated $6.1 million or 41% and $5.7 million or 37% of our revenues for the three months ended March 31, 2011 and 2010, respectively. No other client accounted for 10% of more of our total revenues for these periods. Further, revenues from clients located in foreign countries (principally in Europe) amounted to $5.4 million or 37% and $4.9 million or 32% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

Direct Operating Costs

Direct operating costs were $10.7 million and $12.3 million for the three months ended March 31, 2011 and 2010, respectively, a decline of approximately 13%.

The decrease in direct operating costs was principally attributable to a decrease in compensation and benefit costs as the number of production employees was scaled down due to a decline in revenues. The decline in direct operating costs also reflects increased efficiency, improvements in our processes and innovation in our technology, while at the same time optimizing our cost structure. These declines partially offset a $0.5 million increase in direct operating costs from foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar.

Changes in direct operating expenses mentioned above resulted in a decline of direct operating costs as a percentage of revenues to 73% for the three months ended March 31, 2011 from 79% for the three months ended March 31, 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $4.1 million or 28% as a percentage of revenues during three months ended March 31, 2011 and $4.1 million or 27% as a percentage of revenues for the three months ended March 31, 2010, respectively.

For the three months ended March 31, 2011, a decline in selling and administrative costs due to recovery of bad debts of approximately $0.2 million, and a decline in other miscellaneous administrative costs was fully offset by severance costs of $0.3 million recorded in the three months ended March 31, 2011, resulting in selling and administrative expenses in total remaining constant for the three months ended March 31, 2011 and 2010. The terminations of employment that resulted in severance cost is expected to result in a cost savings of $0.6 million on an annual basis.

Income Taxes

For the three months ended March 31, 2011, the provision for income taxes was primarily comprised of the provision we recorded for our foreign subsidiaries, which included a tax benefit recorded by one of our foreign subsidiaries. The provision was partially offset by the tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the three months ended March 31, 2011. One of our foreign subsidiaries enjoyed a tax holiday in 2011. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

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

Net Income (Loss)

We were at break-even in the three months ended March 31, 2011 compared to a net loss of $1.4 million in the three months ended March 31, 2010.  The change was primarily attributable to an increase in gross margins resulting from higher-margin revenues, improvements in processes, innovations in technology, and a decrease in the provision for income taxes, offset in part by unfavorable foreign exchange rates.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$14,379	$14,120
Short term and long term investments - other	14,221	13,875
Working capital	25,473	26,088

At March 31, 2011, we had cash and cash equivalents of $14.4 million and short term and long term investments of $14.2 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of March 31, 2011, we had working capital of approximately $25.5 million as compared to working capital of approximately $26.1 million as of December 31, 2010. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2011 was $1.2 million resulting from a break-even position, adjustments for non-cash items of $0.6 million and $0.6 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $0.8 million for depreciation and amortization and $(0.4) million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $0.4 million as a result of collections on accounts receivable and a source of cash of $0.4 million for prepaid expenses and other current assets representing amortization of prepayments previously made.

At March 31, 2011, our days’ sales outstanding were approximately 52 days as compared to 61 days as of December 31, 2010.

Net Cash Used in Investing Activities

For the three months ended March 31, 2011, we spent cash approximating $0.5 million for capital expenditures, compared to approximately $0.9 million for the three months ended March 31, 2010. Capital spending in 2011, as well as in 2010, related principally to the purchase of routine technology equipment and software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades and establishment of new delivery centers will approximate $4.0 to $4.5 million, a portion of which we may finance. Also, included in the investing activities during the three months ended March 31, 2011 is a purchase of investments amounting to $0.3 million.

Net Cash Used in Financing Activities

Total payments of long term obligations approximated $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2011, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of March 31, 2011.

We believe that our existing cash and cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2011 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$38	$38	$-	$-	$-
Non-cancelable operating leases	6,041	1,343	2,651	1,769	278
Total contractual cash obligations	$6,079	$1,381	$2,651	$1,769	$278

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during the three months ended March 31, 2011.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2011) plus 0.5% or LIBOR (0.25% at March 31, 2011) plus 2.5%.  We have no outstanding obligations under this line.  We plan on renewing the line of credit in the second quarter of 2011. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that subject us to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines and India where revenues are generated in U.S. dollars and the corresponding expenses are generated in Philippine pesos and Indian rupees, respectively.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $26 million as of March 31, 2011. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.4 million as of March 31, 2011. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.9 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of March 31, 2011, our foreign locations held cash and short term and long term investments totaling approximately $15.8 million.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

INNODATA ISOGEN, INC.

Date:	May 2, 2011	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 2, 2011	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer