Form 10-Q
period 2011-06-30
INNODATA ISOGEN INC
filed 2011-08-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 22, 2011 was 24,853,000.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2011

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,690	$14,120
Short term investments - other	9,190	8,875
Accounts receivable, net	9,621	8,389
Prepaid expenses and other current assets	3,455	3,842
Deferred income taxes	1,426	1,581
Total current assets	35,382	36,807
Property and equipment, net	4,165	4,284
Other assets	3,474	2,684
Long term investments – other	6,038	5,000
Deferred income taxes	3,392	2,797
Goodwill	675	675
Total assets	$53,126	$52,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$855
Accrued expenses	2,109	2,192
Accrued salaries, wages and related benefits	5,175	4,870
Income and other taxes	1,793	1,852
Current portion of long term obligations	658	458
Deferred income taxes	260	492
Total current liabilities	10,753	10,719
Deferred income taxes	153	137
Income and other taxes – long term	368	349
Long term obligations	2,643	1,604
Commitments and contingencies
Non-controlling interests	(49)	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,237,000 shares issued and 24,843,000 outstanding at June 30, 2011; and 26,207,000 shares issued and 25,155,000 outstanding at December 31, 2010	262	262
Additional paid-in capital	20,785	20,523
Retained earnings	21,234	20,412
Accumulated other comprehensive income	819	1,202
	43,100	42,399
Less: treasury stock, 1,394,000 shares at June 30, 2011 and 1,052,000 shares at December 31, 2010, at cost	(3,842)	(2,961)
Total stockholders’ equity	39,258	39,438
Total liabilities and stockholders’ equity	$53,126	$52,247

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2011	2010

Revenues	$16,257	$15,386
Operating costs and expenses:
Direct operating costs	11,370	12,107
Selling and administrative expenses	4,071	3,770
Interest income, net	(170)	(33)
Totals	15,271	15,844
Income (loss) before provision for income taxes	986	(458)
Provision for income taxes	228	416
Net income (loss)	758	(874)
Loss attributable to non-controlling interests	49	-
Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$807	$(874)
Income (loss) per share attributable to Innodata Isogen, Inc. and Subsidiaries:
Basic and diluted	$.03	$(.03)
Weighted average shares outstanding:
Basic	25,059	25,419
Diluted	25,308	25,419

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2011	2010

Revenues	$30,958	$30,860
Operating costs and expenses:
Direct operating costs	22,043	24,379
Selling and administrative expenses	8,124	7,905
Interest income, net	(279)	(35)
Totals	29,888	32,249
Income (loss) before provision for income taxes	1,070	(1,389)
Provision for income taxes	297	889
Net income (loss)	773	(2,278)
Loss attributable to non-controlling interests	49	-
Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$822	$(2,278)
Income (loss) per share attributable to Innodata Isogen, Inc. and Subsidiaries:
Basic and diluted	$.03	$(.09)
Weighted average shares outstanding:
Basic	25,107	25,400
Diluted	25,262	25,400

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flow from operating activities:
Net income (loss)	$773	$(2,278)
Adjustments to reconcile net income (loss)
Depreciation and amortization	1,642	1,914
Stock-based compensation	262	92
Excess tax benefit from stock-based compensation	-	(163)
Deferred income taxes	(424)	114
Pension cost	252	208
Changes in operating assets and liabilities:
Accounts receivable	(1,232)	1,601
Prepaid expenses and other current assets	192	155
Other assets	(228)	(76)
Accounts payable and accrued expenses	(180)	(381)
Accrued salaries, wages and related benefits	305	252
Income and other taxes	(40)	538
Net cash provided by operating activities	1,322	1,976

Cash flow from investing activities:
Capital expenditures	(1,193)	(1,207)
Purchase of investments - other	(1,353)	(7,557)
Net cash used in investing activities	(2,546)	(8,764)

Cash flow used in financing activities:
Payment of long term obligations	(325)	(407)
Excess tax benefit from stock-based compensation	-	163
Purchase of treasury stock	(881)	-
Net cash used in financing activities	(1,206)	(244)

Decrease in cash and cash equivalents	(2,430)	(7,032)

Cash and cash equivalents, beginning of period	14,120	26,480

Cash and cash equivalents, end of period	$11,690	$19,448

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$478	$236
Vendor financed software licenses acquired	$1,325	$-

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438
Net income attributable to Innodata Isogen, Inc. and Subsidiaries	-	-	-	822	-	-	822
Stock-based compensation	30	-	262	-	-	-	262
Pension liability adjustments, net of taxes	-	-	-	-	14	-	14
Change in fair value of derivatives, net of taxes	-	-	-	-	(397)	-	(397)
Purchase of treasury stock	(342)	-	-	-	-	(881)	(881)
June 30, 2011	24,843	$262	$20,785	$21,234	$819	$(3,842)	$39,258

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss attributable to Innodata Isogen, Inc. and Subsidiaries	-	-	-	(2,278)	-	-	(2,278)
Stock-based compensation	40	-	92	-	-	-	92
Excess tax benefit from stock-based compensation	-	-	163	-	-	-	163
Pension liability adjustments, net of taxes	-	-	-	-	(6)	-	(6)
Change in fair value of derivatives, net of taxes	-	-	-	-	(750)	-	(750)
June 30, 2010	25,419	$262	$20,522	$18,881	$730	$(2,189)	$38,206

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”) provide services, products and solutions that our clients use to create, manage, use and distribute digital information. Our clients include preeminent media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare and law.

The Company operates in two separate reporting segments.

The Company’s Content Services segment (CS) provides business process, technology and consulting services to assist clients in creating, managing, using and distributing digital content.

In the second quarter of 2011, the Company launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis. IADS operates through two divisions. The Synodex division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas. The docGenix division of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing. The Synodex division is a limited liability company that is 77% owned by the Company. The docGenix division of IADS is a limited liability company that is 78% owned by the Company. The Company purchased certain assets for the docGenix division from a third party for $0.4 million. The divisions are at an early stage of development and reported no revenues in the second quarter of 2011.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2011, and the results of its operations, cash flows and stockholders’ equity for the periods ended June 30, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Isogen, Inc., its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The minority non-controlling interests in the Synodex and docGenix limited liability companies are accounted for by the cost method. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Recent Accounting Pronouncements-In October 2009, the Financial Accounting Standard Board (“FASB”) issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

In June 2011, the FASB issued a standard regarding the presentation of other comprehensive income (“OCI”). The new guidance eliminates the option of presenting OCI in the statement of changes in equity, and requires to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance as required. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $1.9 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at both June 30, 2011 and December 31, 2010. The unrecognized tax benefits as of June 30, 2011 and December 31, 2010, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended June 30, 2011 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2011	$1,827
Interest accrual	48
Balance – June 30, 2011	$1,875

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2010.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through June 30, 2011, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $332,000, respectively, including interest through June 30, 2011. Management disagreed with the basis of these tax assessments, and filed an appeal against them. In October 2010, the matter was resolved with a judgment in the Company’s favor for the fiscal year ended March 31, 2005; however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In March 2011, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. As of June 30, 2011, there has been no resolution on the tax matter for the fiscal years ended March 31, 2003, 2005 and 2006. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and subsequent years for this subsidiary, and recorded an additional tax provision amounting to approximately $864,000 including interest through June 30, 2011. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax returns for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of June 30, 2011.

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
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

On April 14, 2011, the Company adopted the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”).  The number of shares of stock that may be delivered, purchased or used for reference purposes with respect to awards granted under the 2009 Plan after March 31, 2011 is 2,270,118, less (i) one share for every share that was subject to an option or SAR granted after March 31, 2011, and (ii) two shares for every share that was subject to an award granted after March 31, 2011 that was not an option or SAR.  After March 31, 2011, any shares subject to an award or portion of any award under the Company’s 2001 and 2002 Stock Option Plans or the 2009 Plan that expires or terminates unexercised, becomes unexercisable or is forfeited or is otherwise terminated, surrendered or canceled as to any shares, or with reference to any shares, without the delivery of shares of stock, the applicable shares subject to such award, or with reference to which such award was made, under the 2001 and 2002 Stock Option Plans or the 2009 Plan shall thereafter be available for further awards under the 2009 Plan, and shall be added back as one share for every one share that was subject to an option or SAR, and two shares for every one share that was subject to an award other than an option or SAR.

A summary of option activity under the Company’s stock option plans as of June 30, 2011, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,096,780	$2.83
Granted	1,355,000	$2.56
Exercised	—	—
Forfeited/Expired	(29,451)	$3.51
Outstanding at June 30, 2011	3,422,329	$2.72	5.06	$727,000
Exercisable at June 30, 2011	1,862,999	$2.67	2.93	$693,000

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six months ended
	June 30,
	2011	2010

Weighted average fair value of options granted	$1.59	$3.54

Risk-free interest rate	1.96% - 2.83%	3.19%
Expected life (years)	5-8	8
Expected volatility factor	70%	90%
Expected dividends	None	None

No options were exercised during the six months ended June 30, 2011 and 2010.

A summary of restricted shares under the Company’s stock option plans as of June 30, 2011, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2011	40,000	$4.39
Granted	30,000	$2.59
Vested	(10,000)	$4.39
Forfeited/Expired	—	$—
Unvested at June 30, 2011	60,000	$3.49

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2011 totaled approximately $2.5 million. The weighted-average period over which these costs will be recognized is thirty three months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Direct operating costs	$17	$3	$18	$6
Selling and adminstrative expenses	171	68	244	86
Total stock-based compensation	$188	$71	$262	$92

5.	Long term obligations

Total long term obligations as of June 30, 2011 and December 31, 2010 consist of the following (amounts in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Vendor obligations
Capital lease obligations	$25	$50
Deferred lease payments	323	282
Microsoft license (1)	1,036	-

Pension obligations
Accrued pension liability	1,917	1,730
	3,301	2,062
Less: Current portion of long term obligations	658	458
Total	$2,643	$1,604

(1)  In April 2011, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014. Pursuant to this agreement, the Company is obligated to pay approximately $472,000 annually over the term of the agreement. The total cost, net of deferred interest (in thousands), was allocated to the following asset accounts in 2011:

Prepaid expenses and other current assets	$ 433
Other assets	867
Property and equipment	25
$ 1,325

6.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$807	$(874)	$822	$(2,278)
Pension liability adjustment, net of taxes	5	(3)	14	(6)
Unrealized loss from derivatives, net of taxes	(311)	(1,055)	(397)	(750)
Comprehensive income (loss)	$501	$(1,932)	$439	$(3,034)

Accumulated other comprehensive income as reflected in the condensed consolidated balance sheets consists of pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of June 30, 2011, and changes during the period then ended, are presented below (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income

Balance at January 1, 2011	$379	$823	$1,202
Current-period change	14	(397)	(383)
Balance at June 30, 2011	$393	$426	$819

7.	Segment reporting and concentrations

For the three months and six months ended June 30, 2011, the Company’s operations are classified into two reportable segments: Content Services and IADS.

The Content Services segment provides business process, technology and consulting services to assist clients in creating, managing, using and distributing digital content.

In the second quarter of 2011, the Company launched its IADS segment to perform advanced data analysis. IADS operates through two divisions. The Synodex Division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas. The docGenix division of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external customers and segment operating profit, and other reportable segment information were as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011

Revenues:
Content Services	$16,257	$30,958
IADS	-	-
Total consolidated	$16,257	$30,958

Income before provision for income taxes:
Content Services	$1,246	$1,330
IADS	(260)	(260)
Total consolidated	$986	$1,070

June 30, 2011

Total assets:
Content Services	$52,461
IADS	665
Total consolidated	$53,126

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Unites States	$11,101	$9,755	$20,385	$20,312
United Kingdom	2,099	2,537	4,221	4,484
The Netherlands	2,088	1,813	4,280	3,683
Other - principally Europe	969	1,281	2,072	2,381
	$16,257	$15,386	$30,958	$30,860

Long-lived assets as of June 30, 2011 and December 31, 2010, respectively, by geographic regions are comprised of (in thousands):
	2011	2010

United States	$1,432	$1,066
Foreign countries:
Philippines	2,044	2,300
India	718	895
Sri Lanka	523	495
Israel	123	203
Total foreign	3,408	3,893
	$4,840	$4,959

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Two customers generated approximately 31% and 25% of our revenues for the three months ended June 30, 2011 and 2010, respectively. Another customer accounted for less than 10% of  revenues for the three months ended June 30, 2011, and 13% of  revenues for the three months ended June 30, 2010.  No other customer accounted for 10% or more of revenues in either period. Further, for the three months ended June 30, 2011 and 2010, revenues from non-US customers accounted for 32% and 37%, respectively, of the Company's revenues.

Two customers generated approximately 32% and 25% of our revenues for the six months ended June 30, 2011 and 2010, respectively. Another customer accounted for less than 10% of  revenues for the six months ended June 30, 2011, and 12% of our revenues for the six months ended June 30, 2010. No other customer accounted for 10% or more of revenues in either period. Further, for the six months ended June 30, 2011 and 2010, revenues from non-US customers accounted for 34% of the Company's revenues.

A significant amount of the Company's revenues is derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers. In addition, as of June 30, 2011, approximately 35% of the Company's accounts receivable were from foreign (principally European) customers and 47% of accounts receivable were due from three customers. As of December 31, 2010, approximately 34% of the Company's accounts receivable were from foreign (principally European) customers and 37% of accounts receivable were due from three customers.

8.	Income (loss) per share

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income (loss) attributable to
Innodata Isogen, Inc and Subsidiaries	$807	$(874)	$822	$(2,278)

Weighted average common shares outstanding	25,059	25,419	25,107	25,400
Dilutive effect of outstanding options	249	—	155	—
Adjusted for dilution computation	25,308	25,419	25,262	25,400

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding.

Options to purchase 2.9 million shares of common stock and 1.0 million shares of common stock for the three months ended June 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net income (loss) per share does not include 1.0 million potential common shares derived from the exercise of stock options for the three months ended June 30, 2010 because as a result of the Company’s incurring losses, their effect would have been antidilutive.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Options to purchase 1.2 million shares of common stock and 0.2 million shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net income (loss) per share does not include 1.8 million potential common shares derived from the exercise of stock options for the six months ended June 30, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive.

9.	Derivatives

The Company has a large portion of its operations in international markets that subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2011 was $32 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 (in thousands):

		Asset Derivatives
	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$675	$1,304

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net gain (loss) recognized in OCI (1)	$79	$(952)	$303	$10
Net gain reclassified from accumulated OCI into income (2)	$572	$688	$932	$1,200
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classfied as direct operating costs.
(3) There were no ineffective portions for the periods presented.

10.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

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

The following table sets forth the financial assets as of June 30, 2011 and  December 31, 2010 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

June 30, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$675	$—

December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,304	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2011 and December 31, 2010 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

11.	Strategic Partnerships

In the second quarter of 2011, the Company launched IADS as a separate reportable segment (see Note 7) to perform advanced data analysis. The Synodex division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas. The docGenix division provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.

The Synodex division is a limited liability company that is 76% owned by the Company. The docGenix division of IADS is a limited liability company that is 78% owned by the Company. Non-controlling interests in each division are accounted for by the cost method. The Company purchased certain assets for the docGenix division from a third party for $0.4 million.

The Company has entered into an operating agreement with the non-controlling interests in the Synodex division and into a separate operating agreement with the non-controlling interest in the docGenix division. Pursuant to these agreements, the Company has a call option to buy the interest of the non-controlling holders at determinable dates and determinable prices. Pursuant to the agreements, the non-controlling interest holders have a put option to sell their interests to the Company at determinable dates and determinable prices. In accordance with the relevant accounting literature, the non-controlling interests are presented as temporary equity in the accompanying condensed consolidated financial statements. In addition, the economic characteristics of the call and put options are similar to the host contract and thus, the put and call options are not freestanding instruments and do not qualify for separate accounting.

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

These forward-looking statements  are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our IADS segment has not reported any revenues to date and is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the  contracts between our Content Services segment  and its customers and the ability of customers to reduce, delay or cancel projects; continuing Content Services revenue concentration in a limited number of customers, continuing Content Services reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

We provide services, products and solutions that our clients use to create, manage, use and distribute digital information. Our clients include preeminent media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare and law.

We operate in two separate reporting segments.

Our Content Services segment (CS) provides business process, technology and consulting services to assist clients in managing digital content.  Most of our clients are in the process of transforming from print publishing to online publishing; from search-based information products to workflow-based information products; or from web-based distribution to multiple-channel distribution that includes mobile, tablet and e-reading devices. These transformations require the adoption of new strategies, technologies and processes. We help our clients set digital content production and product strategies; integrate new technologies and processes; and improve the quality and efficiency of content creation, enrichment and transformation. Our clients include legal and business information providers as well as scientific, technical and medical publishers; enterprises that create and manage large volumes of product support content; governmental agencies that manage large volumes of content in support of mission; and retail digital content distribution platforms.

In the second quarter of 2011, we launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis. IADS operates through two divisions. The Synodex division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas. The docGenix division of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing. We presently own 77% of the Synodex division, a limited liability company, and 78% of the docGenix division, a limited liability company. We purchased certain assets of the docGenix division from a third party for $0.4 million. The divisions are at an early stage of development, and reported no revenues in the second quarter of 2011.

Each of our segments is organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a supportive operations focus.

The vertically-aligned groups understand our customers’ businesses and strategic initiatives. The vertical group for each particular industry includes experts hired from that industry.

Our service/process-aligned groups are comprised of engineering personnel responsible for creating secure and efficient custom workflows integrate proprietary and third-party technologies, and globally-distributed delivery personnel responsible for executing our customer engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka and Israel.

Our support groups are responsible for managing a diverse group of enabling functions that include human resources, recruiting, network and communications technology infrastructure and physical infrastructure and facilities.

Our sales staff, program managers and consultants operate primarily from our North American offices, European locations, as well as from customer sites.

Revenues

We price our business process services based on the quantity delivered or resources utilized and generally recognize revenue in the period in which the services are performed and delivered. A substantial majority of our technology and consulting services are provided on a project basis that generates non-recurring revenues. We price our technology and consulting services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved.

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

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, and other direct expenses that are incurred in providing services to our customers.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs, and other administrative overhead costs.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues

Revenues were $16.3 million for the three months ended June 30, 2011 compared to $15.4 million for the similar period in 2010, an increase of approximately 6%. Revenues in the 2011 period reflect a $1.2 million increase over the 2010 period in revenues from our top two customers and a one-time fee of $0.6 million for early termination of an engagement, partially offset by a net decline in revenue from other customers.

Our top two customers generated $5.1 million or 31% of revenues for the three months ended June 30, 2011 compared to $3.9 million or 25% of revenues for the three months ended June 30, 2010. Another customer accounted for less than 10% of our revenues for the three months ended June 30, 2011, and $2.0 million or 13% of our revenues for the three months ended June 30, 2010. No other customer accounted for 10% or more of our total revenues in either period.

Further, revenues from customers located in foreign countries (principally in Europe) amounted to $5.2 million or 32% and $5.6 million or 37% of our total revenues for the three months ended June 30, 2011 and 2010, respectively.

There were no revenues for the three months ended June 30, 2011 from our recently formed IADS segment.

Direct Operating Costs

Direct operating costs were $11.4 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively, a decline of approximately $0.7 million or 6%.

The decrease in direct operating costs was attributable to a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of  increased efficiency, improvements in our processes and innovation in our technology. These declines partially offset a $0.4 million increase in direct operating costs from foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar.

Included in total direct operating costs is approximately $0.1 million in start-up costs that we incurred for the IADS segment.

The changes in direct operating expenses mentioned above resulted in a decline of direct operating costs as a percentage of revenues to 70% for the three months ended June 30, 2011 from 79% for the three months ended June 30, 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $4.1 million or 25% as a percentage of revenues during the three months ended June 30, 2011 compared to $3.8 million or 25% as a percentage of revenues for the three months ended June 30, 2010.

The increase in selling and administrative costs is primarily due to an increase in compensation costs of new personnel hired for sales, and other administrative costs including approximately $0.2 million incurred for the IADS segment, which were partially offset by routine cost efficiencies and approximately $0.2 million from recovery of bad debts from a previously fully reserved account receivable.

Income Taxes

For the three months ended June 30, 2011, the provision for income taxes was primarily comprised of the provision we recorded for our foreign subsidiaries. The provision was partially offset by the tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the three months ended June 30, 2011. One of our foreign subsidiaries enjoyed a tax holiday in 2011. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

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

Net Income (Loss)

We generated net income of $0.8 million in the three months ended June 30, 2011 compared to a net loss of $0.9 million in the three months ended June 30, 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, increase in productivity due to improvements in processes and technology partly offset by unfavorable foreign exchange rates and start-up costs incurred for the IADS segment. The change in net income also reflects an increase in interest income and a decrease in the provision for income taxes.

Six Months Ended June 30, 2011 and 2010

Revenues

Revenues were approximately $31.0 million for the six months ended June 30, 2011 compared to $30.9 million for the similar period in 2010. Revenues in the 2011 period reflect a $2.0 million increase over the 2010 period in revenues from our top two customers and a one-time fee of $0.6 million for early termination of an engagement, partially offset by a net decline in revenue from other customers.

Our top two customers generated $9.8 million or 32% for the six months ended June 30, 2011 compared to $7.9 million or 25% of revenues for the six months ended June 30, 2010. Another customer accounted for less than 10% of our revenues for the six months ended June 30, 2011, and  $3.7 million or 12% of our revenues for the six months ended June 30, 2010. No other customer accounted for 10% or more of our total revenues in either period.

Further, revenues from customers located in foreign countries (principally in Europe) amounted to $10.8 million or 34% and $10.5 million or 34% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

There were no revenues for the six months ended June 30, 2011 from our recently formed IADS segment.

Direct Operating Costs

Direct operating costs were $22.0 million and $24.4 million for the six months ended June 30, 2011 and 2010, respectively, a decline of approximately $2.4 million or 10%.

The decrease in direct operating costs was attributable to a decrease in labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology. These declines partially offset a $0.8 million increase in direct operating costs from foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar.

Included in total direct operating costs is approximately $0.1 million in start-up costs that we incurred for the IADS segment.

The changes in direct operating expenses mentioned above resulted in a decline of direct operating costs as a percentage of revenues to 71% for the six months ended June 30, 2011 from 79% for the six months ended June 30, 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $8.1 million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately 3%.

The increase in selling and administrative expenses for the six months ended June 30, 2011 is principally attributable to compensation costs of new personnel hired for sales, severance costs of $0.3 million, increase in miscellaneous administrative costs including approximately $0.2 million incurred for the IADS segment. These increases were partially offset by recovery of bad debts of approximately $0.5 million from a previously fully reserved account receivable.

As a percentage of revenue, selling and administrative costs remained at 26% for the six months ended June 30, 2011 and 2010.

Income Taxes

For the six months ended June 30, 2011, the provision for income taxes was primarily comprised of the provision we recorded for our foreign subsidiaries, which included a tax benefit recorded by one of our foreign subsidiaries. The provision was partially offset by the tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the six months ended June 30, 2011. One of our foreign subsidiaries enjoyed a tax holiday in 2011. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the six months ended June 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year ended March 31, 2010 and for the six months ended June 30, 2010, and recorded a provision of $360,000. In addition, the provision for income taxes also includes the provision we recorded for the U.S. Parent and certain of our foreign subsidiaries. Certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated net income of $0.8 million in the six months ended June 30, 2011 compared to a net loss of $2.3 million in the six months ended June 30, 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, increase in productivity due to improvements in processes and technology partly offset by unfavorable foreign exchange rates and start-up costs incurred for the IADS segment. The change in net income also reflects an increase in interest income and a decrease in the provision for income taxes.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$11,690	$14,120
Short term and long term investments - other	15,228	13,875
Working capital	24,629	26,088

At June 30, 2011, we had cash and cash equivalents of $11.7 million and short term and long term investments of $15.2 million. We have used, and plan to use, these funds for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of June 30, 2011, we had working capital of approximately $24.6 million as compared to working capital of approximately $26.1 million as of December 31, 2010. We do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2011 was $1.3 million resulting from a net income of $0.8 million, adjustments for non-cash items of $1.7 million and $1.2 million used by working capital changes. Adjustments for non-cash items primarily consisted of $1.6 million for depreciation and amortization and $(0.4) million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $1.2 million for an increase in accounts receivable primarily related to an increase in revenue, and a source of cash of $0.1 million for accounts payable, accrued expenses and accrued salaries, wages and related benefits representing the timing of expenditures and payments.

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

At June 30, 2011, our days’ sales outstanding for accounts receivable were approximately 54 days as compared to 61 days as of December 31, 2010.

Net Cash Used in Investing Activities

For the six months ended June 30, 2011, we spent cash approximating $1.2 million for capital expenditures, compared to approximately $1.2 million for the six months ended June 30, 2010. Capital spending in 2011 principally consisted of the purchase of technology equipment including workstations, and computer software and leasehold improvements. Also included within the capital expenditure is cost incurred to acquire computer software for the IADS segment. Capital spending in 2010 related principally to technology equipment and computer software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades and establishment of new delivery centers will approximate $4.5 to $5.0 million, a portion of which we may finance. Also, included in the investing activities during the six months ended June 30, 2011 and 2010 is the purchase of short term and long term investments consisting of certificates of deposit, and amounting to $1.4 million and $7.6 million, respectively.

Net Cash Used in Financing Activities

In April 2011, we renewed a vendor agreement, which expired in February 2011, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014, for a total cost of approximately $1.4 million, representing a non-cash investing and financing activity. As of June 30, 2011, we paid $0.3 million under this agreement. The agreement, which expired in February 2011, was originally entered into in February 2008 for a total cost of approximately $1.6 million. In conjunction with this agreement, we paid approximately $0.3 million during the six months ended June 30, 2011.

Total payments of long term obligations, including the vendor agreement, approximated $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.

In June 2010, our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. During the six months ended June 30, 2011, we repurchased 342,000 shares of our common stock at a cost of approximately $0.9 million, at a volume-weighted average price of $2.57 per share. No shares were repurchased during the six months ended June 30, 2010.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2011.

We believe that our existing cash and cash equivalents, short term and long term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2011 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$25	$25	$-	$-	$-
Vendor obligations	1,036	457	579	-	-
Non-cancelable operating leases	6,857	1,700	3,360	1,603	194
Total contractual cash obligations	$7,918	$2,182	$3,939	$1,603	$194

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations table above.

Inflation, Seasonality and Prevailing Economic Conditions

Our most significant costs are the salaries and related benefits of our employees in Asia. We are exposed to higher inflation in wage rates in the countries in which we operate.  We generally perform work for our customers under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our customers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during the six months ended June 30, 2011.

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

In June 2011, the FASB issued a standard regarding the presentation of other comprehensive income (“OCI”). The new guidance eliminates the option of presenting OCI in the statement of changes in equity, and requires to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the guidance as required. The adoption of this guidance is not expected to have an impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at June 30, 2011) plus 0.5% or LIBOR (0.20% at June 30, 2011) plus 2.5%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that subject us to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines, India, Sri Lanka and Israel where revenues are generated in U.S. dollars and the corresponding expenses are generated in foreign currency.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $32 million as of June 30, 2011. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.9 million as of June 30, 2011. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.5 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of June 30, 2011, our foreign locations held cash and short term and long term investments totaling approximately $18.1 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased approximately 342,000 shares of our common stock for a total cost of approximately $0.9 million during the three months ended June 30, 2011, as shown in the table below:

			Total Number of
			Shares Purchased as	Maximum Value
	Total Number		Part of Publicly	of Shares
	of Shares	Average Price	Announced Plans or	Available for
Period	Purchased	Paid per Share	Programs	Repurchase

April 1-30, 2011	—	—	—	$1,328,000
M ay 1-31, 2011	165,457	$2.54	165,457	$908,000
June 1-30, 2011	177,000	$2.60	177,000	$447,000

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock of which approximately $1.7 million remains available for repurchase under the program as of June 30, 2011. There is no expiration date associated with the program.

There were no sales of unregistered equity securities during the three months ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1  Form of 2009 Stock Option Grant letter dated May 4, 2011 for Non-Employee Directors

10.2  Form of 2009 Stock Option Grant letter dated May 4, 2011 for Messsrs. Abuhoff, Mishra and Nalavadi

31.1  Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS  XBRL Instance Document

101. SCH  XBRL Taxonomy Extension Schema Document

101. CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF  XBRL Taxonomy Extension Definition Linkbase Document

101. LAB  XBRL Taxonomy Extension Label Linkbase Document

101. PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.

Date: August 8, 2011	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: August 8, 2011	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer