Form 10-Q
period 2011-09-30
INNODATA ISOGEN INC
filed 2011-11-02
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 21, 2011 was 24,691,000.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2011

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,757	$14,120
Short term investments - other	8,172	8,875
Accounts receivable, net	12,621	8,389
Prepaid expenses and other current assets	3,888	3,842
Deferred income taxes	1,544	1,581
Total current assets	38,982	36,807
Property and equipment, net	5,108	4,284
Other assets	3,452	2,684
Long term investments – other	3,288	5,000
Deferred income taxes	3,355	2,797
Goodwill	675	675
Total assets	$54,860	$52,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,012	$855
Accrued expenses	3,060	2,192
Accrued salaries, wages and related benefits	5,967	4,870
Income and other taxes	2,210	1,852
Current portion of long term obligations	632	458
Deferred income taxes	9	492
Total current liabilities	12,890	10,719
Deferred income taxes	153	137
Income and other taxes – long term	-	349
Long term obligations	2,829	1,604

Commitments and contingencies

Non-controlling interests	(241)	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,237,000 shares issued and 24,691,000 outstanding at September 30, 2011; and 26,207,000 shares issued and 25,155,000 outstanding at December 31, 2010	262	262
Additional paid-in capital	21,057	20,523
Retained earnings	22,610	20,412
Accumulated other comprehensive income (loss)	(412)	1,202
	43,517	42,399
Less: treasury stock, 1,546,000 shares at September 30, 2011 and 1,052,000 shares at December 31, 2010, at cost	(4,288)	(2,961)
Total stockholders’ equity	39,229	39,438
Total liabilities and stockholders’ equity	$54,860	$52,247

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2011	2010

Revenues	$19,245	$15,763

Operating costs and expenses:
Direct operating costs	12,831	11,272
Selling and administrative expenses	4,639	4,018
Interest income, net	(175)	(49)
Totals	17,295	15,241

Income before provision for income taxes	1,950	522

Provision for income taxes	766	209

Net income	1,184	313

Loss attributable to non-controlling interests	192	-

Net income attributable to Innodata Isogen, Inc. and Subsidiaries	$1,376	$313

Income per share attributable to Innodata Isogen, Inc. and Subsidiaries:

Basic and diluted	$.06	$.01

Weighted average shares outstanding:

Basic	24,707	25,400

Diluted	25,104	25,582

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2011	2010

Revenues	$50,203	$46,623

Operating costs and expenses:
Direct operating costs	34,874	35,651
Selling and administrative expenses	12,763	11,923
Interest income, net	(454)	(84)

Totals	47,183	47,490

Income (loss) before provision for income taxes	3,020	(867)

Provision for income taxes	1,063	1,098

Net income (loss)	1,957	(1,965)

Loss attributable to non-controlling interests	241	-

Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$2,198	$(1,965)

Income (loss) per share attributable to Innodata Isogen, Inc. and Subsidiaries:

Basic and diluted	$.09	$(.08)

Weighted average shares outstanding:

Basic	24,932	25,400

Diluted	25,141	25,400

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flow from operating activities:
Net income (loss)	$1,957	$(1,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,334	2,832
Stock-based compensation	534	175
Excess tax benefit from stock-based compensation	-	(312)
Deferred income taxes	(403)	44
Pension cost	322	326
Changes in operating assets and liabilities:
Accounts receivable	(4,232)	2,065
Prepaid expenses and other current assets	(544)	6
Other assets	(206)	(457)
Accounts payable and accrued expenses	15	(115)
Accrued salaries, wages and related benefits	1,097	788
Income and other taxes	9	777
Net cash provided by operating activities	883	4,164

Cash flow from investing activities:
Capital expenditures	(2,828)	(1,439)
Sale (purchase) of investments - other	2,415	(11,668)
Net cash used in investing activities	(413)	(13,107)

Cash flow used in financing activities:
Payment of long term obligations	(506)	(539)
Excess tax benefit from stock-based compensation	-	312
Purchase of treasury stock	(1,327)	(393)
Net cash used in financing activities	(1,833)	(620)

Decrease in cash and cash equivalents	(1,363)	(9,563)

Cash and cash equivalents, beginning of period	14,120	26,480

Cash and cash equivalents, end of period	$12,757	$16,917

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$657	$281
Vendor financed software licenses acquired	$1,325	$-

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438
Net income	-	-	-	2,198	-	-	2,198
Stock-based compensation	30	-	534	-	-	-	534
Pension liability adjustments, net of taxes	-	-	-	-	18	-	18
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,632)	-	(1,632)
Purchase of treasury stock	(494)	-	-	-	-	(1,327)	(1,327)

September 30, 2011	24,691	$262	$21,057	$22,610	$(412)	$(4,288)	$39,229

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985
Net loss	-	-	-	(1,965)	-	-	(1,965)
Stock-based compensation	40	-	175	-	-	-	175
Excess tax benefit from stock-based compensation	-	-	312	-	-	-	312
Pension liability adjustments, net of taxes	-	-	-	-	(9)	-	(9)
Change in fair value of derivatives, net of taxes	-	-	-	-	(138)		(138)
Purchase of treasury stock	(138)	-	-	-	-	(393)	(393)

September 30, 2010	25,281	$262	$20,754	$19,194	$1,339	$(2,582)	$38,967

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Isogen, Inc. and subsidiaries (the “Company”) provide services, products and solutions that our customers use to create, manage, use and distribute digital information.  Our customers include leading media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare and law.

The Company operates in two reporting segments.

The Company’s Content Services (CS) segment provides business process, technology and consulting services to assist customers in creating, managing, using and distributing digital content.

In the second quarter of 2011, the Company launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis.  IADS operates through two divisions.  The Synodex division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas.  The docGenix division of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.  The Synodex division is a limited liability company that is 77% owned by the Company.  The docGenix division of IADS is a limited liability company that is 78% owned by the Company.  The Company purchased certain assets for the docGenix division from a third party for $0.4 million.  The divisions are at an early stage of development and reported no revenues in 2011.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2011, and the results of its operations, cash flows and stockholders’ equity for the periods ended September 30, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

 Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Isogen, Inc., its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted in accordance with the non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Recent Accounting Pronouncements-In June 2011, the Financial Accounting Standard Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminates the option of presenting OCI in the statement of changes in equity, and requires the Company to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance as required. The adoption of this guidance is not expected to have any impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units, or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The Company adopted the guidance early and performed a qualitative assessment. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $1.9 million and $1.8 million at September 30, 2011 and December 31, 2010, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at both September 30, 2011 and December 31, 2010. The unrecognized tax benefits as of September 30, 2011 and December 31, 2010, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2011 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2011	$1,827
Interest accrual	72
Balance – September 30, 2011	$1,899

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through September 30, 2011, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $338,000, respectively, including interest through September 30, 2011. Management disagreed with the basis of these tax assessments, and filed an appeal against them. In October 2010, the matter was resolved with a judgment in the Company’s favor for the fiscal year ended March 31, 2005; however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In March 2011, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. As of September 30, 2011, there has been no resolution on the tax matter for the fiscal years ended March 31, 2003, 2005 and 2006. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for the fiscal years ended March 31, 2007, and subsequent years for this subsidiary, and recorded an additional tax provision amounting to approximately $882,000 including interest through September 30, 2011. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax returns for the fiscal years ended March 31, 2008 and 2009. The ultimate outcome cannot be determined at this time.

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of September 30, 2011.

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
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

The Company adopted, with stockholder approval, the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be delivered under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after March 31, 2011 and two shares for every share that becomes subject to an Award other than an Option or SAR granted after March 31, 2011. If after March 31, 2011 (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan.  Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan, and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

A summary of option activity under the Company’s stock option plans as of September 30, 2011, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,096,780	$2.83
Granted	1,505,000	$2.59
Exercised	—	—
Forfeited/Expired	(183,451)	$2.74
Outstanding at September 30, 2011	3,418,329	$2.73	5.24	$1,489,000

Exercisable at September 30, 2011	1,738,720	$2.69	3.02	$971,000

Vested and expected to vest at September 30, 2011	3,418,329	$2.73	5.24	$1,489,000

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine months ended
	September 30,
	2011	2010

Weighted average fair value of options granted	$1.61	$3.04

Risk-free interest rate	0.95% - 2.83%	2.5%-3.2%
Expected life (years)	5-8	8
Expected volatility factor	68%-74%	90%
Expected dividends	None	None

No options were exercised during the nine months ended September 30, 2011 and 2010.

A summary of restricted shares under the Company’s stock option plans as of September 30, 2011, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2011	40,000	$4.39
Granted	30,000	$2.59
Vested	(10,000)	$4.39
Forfeited/Expired	—	$—
Unvested at September 30, 2011	60,000	$3.49

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2011, totaled approximately $2.7 million. The weighted-average period over which these costs will be recognized is thirty four months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Direct operating costs	$27	$4	$45	$10
Selling and adminstrative expenses	245	79	489	165
Total stock-based compensation	$272	$83	$534	$175

5.	Long term obligations

Total long term obligations as of September 30, 2011 and December 31, 2010 consist of the following (amounts in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Vendor obligations
Capital lease obligations	$16	$50
Deferred lease payments	367	282
Microsoft license (1)	855	-

Forward contracts (2)	275	-

Pension obligations
Accrued pension liability	1,948	1,730
	3,461	2,062
Less: Current portion of long term obligations	632	458
Total	$2,829	$1,604

             (1)  In April 2011, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014. Pursuant to this agreement, the Company is obligated to pay approximately $472,000 annually over the term of the agreement. The total cost, net of deferred interest, was allocated to the following asset accounts in 2011(in thousands):

Prepaid expenses and other current assets	$433
Other assets	867
Property and equipment	25
$1,325

             (2)  Represents fair value of foreign currency forward contracts.

6.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$1,376	$313	$2,198	$(1,965)
Pension liability adjustment, net of taxes	4	(3)	18	(9)
Unrealized gain (loss) from derivatives, net of taxes	(1,235)	612	(1,632)	(138)
Comprehensive income (loss)	$145	$922	$584	$(2,112)

Accumulated other comprehensive income (loss) as reflected in the condensed consolidated balance sheets consists of pension liability adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2011, and changes during the period then ended, are presented below (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (Loss)

Balance at January 1, 2011	$379	$823	$1,202
Current-period change	18	(1,632)	(1,614)
Balance at September 30, 2011	$397	$(809)	$(412)

7.	Segment reporting and concentrations

For the three months and nine months ended September 30, 2011, the Company’s operations are classified into two reportable segments: Content Services and IADS.

The Content Services segment provides business process, technology and consulting services to assist customers in creating, managing, using and distributing digital content.

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

Revenues from external customers and segment operating profit, and other reportable segment information are as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011

Revenues:
Content Services	$19,245	$50,203
IADS	-	-
Total consolidated	$19,245	$50,203

Income before provision for income taxes:
Content Services	$2,761	$4,091
IADS	(811)	(1,071)
Total consolidated	$1,950	$3,020

September 30, 2011
Total assets:
Content Services	$53,834
IADS	1,026
Total consolidated	$54,860

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Unites States	$13,538	$11,120	$33,923	$31,432
United Kingdom	2,496	1,831	6,727	6,315
The Netherlands	1,844	2,081	6,124	5,764
Others - principally Europe	1,367	731	3,429	3,112
	$19,245	$15,763	$50,203	$46,623

Long-lived assets as of September 30, 2011 and December 31, 2010, respectively, by geographic regions are comprised of (in thousands):
	2011	2010

United States	$1,937	$1,066
Foreign countries:
Philippines	2,142	2,300
India	858	895
Sri Lanka	745	495
Israel	101	203
Total foreign	3,846	3,893
	$5,783	$4,959

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Three customers generated approximately 44% and 27% of our revenues for the three months ended September 30, 2011 and 2010, respectively. No other customer accounted for 10% or more of revenues in either period. Further, for the three months ended September 30, 2011 and 2010, revenues from non-US customers accounted for 30% and 29%, respectively, of the Company's revenues.

Three customers generated approximately 39% and 26% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Another customer accounted for less than 10% of revenues for the nine months ended September 30, 2011, and for 11% of our revenues for the nine months ended September 30, 2010. No other customer accounted for 10% or more of revenues in either period. Further, for the nine months ended September 30, 2011 and 2010, revenues from non-US customers accounted for 32% and 34%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from customers in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers. In addition, as of September 30, 2011, approximately 32% of the Company's accounts receivable were from foreign (principally European) customers and 33% of accounts receivable were due from two customers. As of December 31, 2010, approximately 34% of the Company's accounts receivable were from foreign (principally European) customers and 37% of accounts receivable were due from three customers.

8.	Income (loss) per share

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income (loss) attributable to Innodata Isogen, Inc and Subsidiaries	$1,376	$313	$2,198	$(1,965)

Weighted average common shares outstanding	24,707	25,400	24,932	25,400
Dilutive effect of outstanding options	397	182	209	—
Adjusted for dilution computation	25,104	25,582	25,141	25,400

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing income (loss) per share is used.

Options to purchase 1.2 million shares of common stock and 1.3 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Options to purchase 1.3 million shares of common stock and 0.3 million shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share does not include 1.9 million potential common shares derived from the exercise of stock options and for the nine months ended September 30, 2010 because as a result of the Company incurring losses, their effect would have been antidilutive. All options outstanding were included in the computation of diluted income (loss) per share for the nine months ended September 30, 2011, as the exercise price was lower than the average market price.

9.	Derivatives

The Company conducts a large portion of its operations in international markets that subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within eighteen months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2011 was $44 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

		Asset (Liability) Derivatives
	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$1,304

	Accrued Expenses	1,010	-

	Long term obligations	275	-

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net gain (loss) recognized in OCI (1)	$(1,371)	$1,584	$(1,068)	$1,594
Net gain reclassified from accumulated OCI into income (2)	$589	$612	$1,521	$1,812
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classified as direct operating costs.
(3) There were no ineffective portions for the periods presented.

10.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2011 and December 31, 2010, because of the relative short maturity of these instruments.

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
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

 The following table sets forth the financial assets as of September 30, 2011 and  December 31, 2010 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2011	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$1,285	$—

December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,304	$—

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2011 is included in accrued expenses and long term obligations, and December 31, 2010 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

The Synodex division of IADS is a limited liability company that is 77% owned by the Company.  The docGenix division of IADS is a limited liability company that is 78% owned by the Company.  The non-controlling interests in the Synodex and docGenix limited liabilities companies are accounted for by the cost method.  The Company purchased certain assets for the docGenix division from a third party for $0.4 million.

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

These forward-looking statements  are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our IADS segment has not reported any revenues to date and is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the  contracts between our Content Services segment  and its customers and the ability of customers to reduce, delay or cancel projects; continuing Content Services revenue concentration in a limited number of customers; continuing Content Services reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

We provide services, products and solutions that our customers use to create, manage, use and distribute digital information.  Our customers include leading media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare and law.

We operate in two reporting segments.

Our Content Services (CS) segment provides business process, technology and consulting services to assist customers in managing digital content.  Most of our customers are in the process of transforming from print publishing to online publishing; from search-based information products to workflow-based information products; or from web-based distribution to multiple-channel distribution that includes mobile, tablet and eReading devices.  These transformations require the adoption of new strategies, technologies and processes.  We help our customers set digital content production and product strategies; integrate new technologies and processes; and improve the quality and efficiency of content creation, enrichment and transformation.  Our customers include legal and business information providers as well as scientific, technical and medical publishers; enterprises that create and manage large volumes of product support content; governmental agencies that manage large volumes of content in support of mission; and retail digital content distribution platforms.

In the second quarter of 2011, we launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis.  IADS operates through two divisions.  The Synodex division of IADS offers a range of data analysis services in the healthcare, medical and insurance areas.  The docGenix division of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.  We presently own 77% of the Synodex division, a limited liability company, and 78% of the docGenix division, a limited liability company.  We purchased certain assets of the docGenix division from a third party for $0.4 million.  The divisions are at an early stage of development, and reported no revenues in 2011.

Each of our segments is organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a supportive operations focus.

The vertically-aligned groups understand our customers’ businesses and strategic initiatives.  The vertical group for each particular industry includes experts hired from that industry.

Our service/process-aligned groups are comprised of engineering personnel responsible for creating secure and efficient custom workflows and integrating proprietary and third-party technologies, and globally-distributed delivery personnel responsible for executing our customer engagements in accordance with service-level agreements.  We deliver services from facilities in the United States, India, the Philippines, Sri Lanka and Israel.

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

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues

Revenues were $19.2 million for the three months ended September 30, 2011 compared to $15.8 million for the similar period in 2010, an increase of approximately $3.5 million or 22%. The increase in revenues is principally attributable to one of our top three customers. Revenues in the 2011 period reflect a $4.0 million increase over the 2010 period in revenues from our top three customers, partially offset by a net decline in revenue from other customers.

Our top three customers generated $8.4 million or 44% of revenues for the three months ended September 30, 2011 compared to $4.4 million or 27% of revenues for the three months ended September 30, 2010. No other customer accounted for 10% or more of our total revenues in either period.

Further, revenues from customers located in foreign countries (principally in Europe) amounted to $5.7 million or 30% and $4.6 million or 29% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

There were no revenues for the three months ended September 30, 2011 from our recently formed IADS segment.

Direct Operating Costs

Direct operating costs were $12.8 million and $11.3 million for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $1.6 million or 14%.

The increase in direct operating costs was attributable to an increase in production headcount and other operating costs in support of increased revenues. In addition, direct operating costs increased on account of foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of  increased efficiency, improvements in our processes and innovation in our technology.

Included in total direct operating costs is approximately $0.3 million in start-up costs that we incurred for the IADS segment during the three months ended September 30, 2011.

The changes in revenues and direct operating expenses mentioned above resulted in a decline in direct operating costs as a percentage of revenues to 67% for the three months ended September 30, 2011, from 72% for the three months ended September 30, 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $4.6 million and $4.0 million for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $0.6 million or 15%.

The increase in selling and administrative costs is primarily due to an increase in compensation costs of new personnel hired for sales, and other administrative costs, including approximately $0.5 million, incurred for the IADS segment, which were partially offset by routine cost efficiencies and approximately $0.1 million from the recovery of a previously fully reserved account receivable.

Selling and administrative expenses as a percentage of revenues were 24% for the three months ended September 30, 2011 compared to 25% for the three months ended September 30, 2010.

Income Taxes

For the three months ended September 30, 2011, we recorded a provision for income taxes for the U.S. entity and certain but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

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

Net Income

We generated net income of $1.3 million in the three months ended September 30, 2011 compared to $0.3 million in the three months ended September 30, 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues and an increase in productivity, due to improvements in processes and technology, partially offset by unfavorable foreign exchange rates and start-up costs incurred for the IADS segment.

Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues were approximately $50.2 million for the nine months ended September 30, 2011, compared to $46.6 million for the similar period in 2010, an increase of $3.6 million or 8%. The increase in revenues is principally attributable to one of our top three customers. Revenues in the 2011 period reflect a $7.4 million increase over the 2010 period in revenues from our top three customers and a one-time fee of $0.6 million for early termination of an engagement, partially offset by a net decline in revenue from other customers.

Our top three customers generated $19.6 million or 39% for the nine months ended September 30, 2011 compared to $12.2 million or 26% of revenues for the nine months ended September 30, 2010. Another customer accounted for less than 10% of our revenues for the nine months ended September 30, 2011, and for $5.3 million or 11% of our revenues for the nine months ended September 30, 2010. No other customer accounted for 10% or more of our total revenues in either period.

Further, revenues from customers located in foreign countries (principally in Europe) amounted to $16.3 million or 32% and $15.2 million or 33% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

There were no revenues for the nine months ended September 30, 2011 from our recently formed IADS segment.

Direct Operating Costs

Direct operating costs were $34.9 million and $35.7 million for the nine months ended September 30, 2011 and 2010, respectively, a decline of approximately $0.8 million or 2%.

The decrease in direct operating costs was attributable to a decrease in labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology. These declines partially offset an increase in direct operating costs attributable to an increase in production headcount and other operating costs in support of increased revenues, and unfavorable foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar.

Included in total direct operating costs is approximately $0.4 million in start-up costs that we incurred for the IADS segment.

The changes in direct operating expenses mentioned above resulted in a decline of direct operating costs as a percentage of revenues to 69% for the nine months ended September 30, 2011 from 76% for the nine months ended September 30, 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $12.8 million and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $0.8 million or 7%.

The increase in selling and administrative expenses for the nine months ended September 30, 2011 is principally attributable to compensation costs of new personnel hired for sales, severance costs of $0.3 million, and increases in miscellaneous administrative costs including approximately $0.7 million incurred for the IADS segment. These increases were partially offset by the recovery of approximately $0.6 million from a previously fully reserved account receivable.

As a percentage of revenue, selling and administrative costs remained at 26% for the nine months ended September 30, 2011 and 2010.

Income Taxes

For the nine months ended September 30, 2011, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the nine months ended September 30, 2010, the provision for income taxes was primarily comprised of the provision we recorded for one of our Indian subsidiaries for uncertain tax positions. As this subsidiary has been continually subject to tax audits by the Indian Bureau of Taxation, we assessed the likelihood of an unfavorable assessment for the fiscal year ended March 31, 2010 and for the nine months ended September 30, 2010, and recorded a provision of $420,000. In addition, the provision for income taxes also includes the provision we recorded for the U.S. Parent and certain of our foreign subsidiaries. Certain overseas income is not subject to tax in the U.S. unless repatriated.

Net Income (Loss)

We generated net income of $2.1 million in the nine months ended September 30, 2011 compared to a net loss of $2.0 million in the nine months ended September 30, 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, and an increase in productivity due to improvements in processes and technology partly offset by unfavorable foreign exchange rates and start-up costs incurred for the IADS segment. The change in net income also reflects an increase in interest income.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$12,757	$14,120
Short term and long term investments - other	11,460	13,875
Working capital	26,092	26,088

At September 30, 2011, we had cash and cash equivalents of $12.8 million and short term and long term investments of $11.5 million. We have used, and plan to use, these funds for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. We had working capital of approximately $26.1 million as of both September 30, 2011 and December 31, 2010. We do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2011 was $0.9 million, resulting from net income of $2.0 million, adjustments for non-cash items of $2.8 million and $3.9 million used by working capital changes. Adjustments for non-cash items primarily consisted of $2.3 million for depreciation and amortization, $0.5 million for stock-based compensation and $(0.3) million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $4.2 million for an increase in accounts receivable, primarily related to an increase in revenue, and a source of cash of $1.0 million for accounts payable, accrued expenses and accrued salaries, wages and related benefits representing the timing of expenditures and payments.

Cash provided by our operating activities for the nine months ended September 30, 2010 was $4.2 million, resulting from a net loss of $2.0 million, adjustments for non-cash items of $3.1 million and $3.1 million provided by changes in working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization and $0.3 million for pension costs. Working capital activities primarily consisted of a source of cash of $2.8 million as a result of net collections of accounts receivable, a source of cash of $0.8 million for an increase in accrued salaries and wages, primarily on account of accruals and timing of payments, and a source of cash of $0.8 million related to income and other taxes.

At September 30, 2011, our days’ sales outstanding for accounts receivable were approximately 57 days compared to 61 days as of December 31, 2010.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2011, we spent cash approximating $2.8 million for capital expenditures, compared to approximately $1.4 million for the nine months ended September 30, 2010. Capital spending in 2011 principally consisted of the purchase of technology equipment including workstations, computer software and leasehold improvements. Also included within capital expenditures are costs incurred to acquire computer software for the IADS segment and to establish two new delivery centers in Asia. Capital spending in 2010 related principally to technology equipment and computer software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades and establishment of new delivery centers will approximate $6.0 to $7.0 million, a portion of which we may finance. Also, included in the investing activities during the nine months ended September 30, 2011 is the sale of short term and long term investments primarily representing proceeds on maturity of certificates of deposit, and during the nine months ended September 30, 2010 is the purchase of short term and long term investments consisting of certificate of deposit amounting to $11.7 million.

Net Cash Used in Financing Activities

In April 2011, we renewed a vendor agreement, which expired in February 2011, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014, for a total cost of approximately $1.4 million, representing a non-cash investing and financing activity. During the nine months ended September 30, 2011, we paid $0.5 million under this agreement. The agreement, which expired in February 2011, was originally entered into in February 2008 for a total cost of approximately $1.6 million. In conjunction with this agreement, we paid approximately $0.4 million during the nine months ended September 30, 2010.

Total payments of long term obligations, including the vendor agreement, approximated $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, we repurchased 494,000 shares of our common stock at a cost of approximately $1.3 million, at a volume-weighted average price of $2.69 per share. During the nine months ended September 30, 2010, we repurchased 138,000 shares of our common stock at a cost of approximately $0.4 million, at a volume-weighted average price of $2.82 per share.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by our accounts receivable. We had no outstanding obligations under this credit line as of September 30, 2011.

We believe that our existing cash and cash equivalents, short term and long term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2011 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$16	$16	$-	$-	$-
Vendor obligations	942	471	471	-	-
Non-cancelable operating leases	6,275	1,695	3,044	1,425	111
Total contractual cash obligations	$7,233	$2,182	$3,515	$1,425	$111

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparations of these consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminate the option of presenting OCI in the statement of changes in equity, and requires to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the guidance as required. The adoption of this guidance is not expected to have any impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. We adopted the guidance early and performed a qualitative assessment. The adoption of this guidance did not have any impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk, due to interest rate fluctuations, with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at September 30, 2011) plus 0.5% or LIBOR (0.25% at September 30, 2011) plus 2.5%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of eighteen months and have an aggregate notional amount of approximately $44 million as of September 30, 2011. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relative to hedged currencies would decrease the forward contracts’ fair value by approximately $3.6 million as of September 30, 2011. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $4.3 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of September 30, 2011, our foreign locations held cash and short term and long term investments totaling approximately $16 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We purchased approximately 152,000 shares of our common stock, for a total cost of approximately $0.4 million, during the three months ended September 30, 2011, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

July 1-31, 2011	—	—	—	$447,000
August 1-31, 2011	125,626	$2.97	125,626	$74,000
September 1-30, 2011	25,946	$2.84	25,946	$-

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. As of September 30, 2011, we repurchased approximately 758,000 shares of our common stock representing almost the entire June 2010 authorization.

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

There were no sales of unregistered equity securities during the three months ended September 30, 2011.

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

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS  XBRL Instance Document

101. SCH  XBRL Taxonomy Extension Schema Document

101. CAL  XBRL Taxonomy Extension Calculation Link base Document

101. DEF  XBRL Taxonomy Extension Definition Link base Document

101. LAB  XBRL Taxonomy Extension Label Link base Document

101. PRE  XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA ISOGEN, INC.

Date: November 2, 2011	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: November 2, 2011	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer