Form 10-K
period 2011-12-31
INNODATA ISOGEN INC
filed 2012-02-28
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the Nasdaq Stock Market on June 30, 2011) was $58,474,000.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of January 31, 2012 was 24,691,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA ISOGEN, INC.

Form 10-K

For the Year Ended December 31, 2011

TABLE OF CONTENTS

Part I

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our IADS segment has not reported any revenues to date and is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the contracts between our Content Services segment and its clients and the ability of clients to reduce, delay or cancel projects; continuing Content Services revenue concentration in a limited number of clients; continuing Content Services reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will occur.

We undertake no obligation to update or review any guidance or other forward-looking information, whether as a result of new information, future developments or otherwise.

Item 1. Business.

Business Overview

Innodata (NASDAQ: INOD) is a leading provider of business process, technology and consulting services, as well as products and solutions, that help our valued clients create, manage, use and distribute digital information. Propelled by a culture that emphasizes quality, service and innovation, we have developed a client base that includes many of the world’s preeminent media, publishing and information services companies, as well as leading enterprises in information-intensive industries such as aerospace, defense, financial services, government, healthcare, high technology, insurance, intelligence, manufacturing and law.

We operate in two reporting segments.

Our Content Services (CS) segment provides services that support the creation, enhancement, and re-purposing of digital content. These services include high-accuracy conversion to digital text; data analysis and enhancement of legal, financial, medical and technical information; information technology services related to digital content management and products; and consulting services to help clients with strategic and tactical aspects of digital content operations.

Our clients include legal and business information providers; scientific, technical and medical publishers; providers of mobile computing devices and digital content distribution platforms; enterprises that create and manage large volumes of product support content; and governmental agencies that manage large volumes of content in support of mission.

Most of our business information and publishing clients are in the process of transforming from print publishing to online publishing; from online publishing to multiple-channel distribution that includes web as well as mobile, tablet and eReading devices; or from search-based information products to workflow-based information products. These transformations require the adoption of new strategies, technologies and processes. We help our clients set digital content production and product strategies; integrate new technologies and processes; improve the quality and efficiency of content creation, enrichment and transformation; publish through multiple channels (including portable devices); and build new digital products.

Our clients who market mobile computing devices and digital content distribution platforms are seeking to expand the breadth and depth of their digital inventories. We are one of the largest producers of eBooks, serving the leading manufacturers of eBook reading devices as well as trade, education and professional publishers that sell eBooks. We presently distribute eBooks to more than 20 eBook distributors across North America, the United Kingdom, Australia and 24 countries in the European Union. We manufacture standard eBooks in multiple formats, as well as dual and multi-lingual eBooks and enhanced and interactive eBooks.

 Many of our enterprise and government clients are embracing new digital information technologies and workflow processes within their operations in order to improve the efficiency of producing product support content, to broaden channels of distribution for such content to web and tablet platforms, and to make such information more easily searched and discovered. Other enterprise and government clients are embarking on this migration in order to improve internal situational decision-support systems (for example, an insurance company seeking to support its distributed field personnel with searchable procedure manuals on the iPad®). We assist our enterprise clients to accomplish these goals by providing technology, process redesign, and content enrichment services.

In the second quarter of 2011, we launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis. IADS operates through two divisions. The Synodex division of IADS offers a range of document and data analysis services that are tailored to healthcare, medical and insurance companies. The docGenix division of IADS provides financial services institutions with software products and services that facilitate the analysis and management of legal documentation relating primarily to derivatives. We presently own 77% of the Synodex division and 78% of the docGenix division, both limited liability companies. We purchased certain assets of the docGenix division from a third party for $0.4 million. These divisions are at an early stage of development and reported no revenues in 2011.

Each of our segments is organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a supportive operations focus.

The vertically-aligned groups understand our clients’ businesses and strategic initiatives. The vertical group for each particular industry includes experts hired from that industry.

Our service/process-aligned groups include engineering personnel and delivery personnel. Our engineering teams are responsible for creating secure and efficient custom workflows and integrating proprietary and third-party technologies to automate manual processes and improve the consistency and quality of our work product. These tools include categorization engines that utilize pattern recognition algorithms based on comprehensive rule sets and related heuristics, data extraction tools that automatically retrieve specific types of information from large data sources, and workflow systems that enable various tasks and activities to be performed across our multiple facilities.

Our globally-distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka and Israel.

Other support groups are responsible for managing diverse enabling functions including human resources, organizational development, network and communications technology infrastructure support and physical infrastructure and facilities management.

Our sales staff, program managers and consultants operate primarily from our North American offices, European locations, as well as from client sites.

Our Opportunity

Rapid changes in digital content technologies have created the need for all sorts of companies to refashion their product offerings and their operations. Media, publishing and information services companies contend with new monetization models, delivery platforms, and channels. They seek to develop new digital products as print product revenue wanes; to broaden their markets by distributing content over the iPad®, iPhone® and other portable devices; and to monetize existing content in new, highly-targeted custom products through flexible reuse and repurposing.

Meanwhile, for enterprises that rely on content to support other products or operations, this shift to digital technology enables product support information to be produced with greater operational efficiency across a greater variety of channels and languages. This shift also offers opportunities to improve internal decision support and risk mitigation in complex data operations by harnessing the power of machine-readable, digital data to drive improved decision-support.

As a result, media, publishing and information services companies, and content-intensive enterprises, are increasingly relying on service providers such as Innodata to provide digital content-related services.

Our Services

We provide an array of services to help companies both define and implement strategies related to digital data. Both our Content Services segment and our IADS segment provide (i) digitization, enhancement and analysis services; (ii) technology services; and (iii) consulting services.

Digitization, Enhancement and Analysis Services – We provide high-accuracy, large-scale digitization services to transform content from paper and image formats into digital text, and we provide enhancement and analysis services to configure digital text into high-value information products and knowledge repositories that are enriched, structured, normalized, and referenced. We provide these services using a globally distributed workforce utilizing advanced technologies which automate portions of our process and help ensure that our work product is highly accurate and consistent. For our enhancement and analysis services, we maintain a staff in a wide spectrum of disciplines, including medicine, law, engineering, management, finance, science and the humanities.

For example, a publishing company—recently created by a group of publishing industry veterans—emphasizing social media connections between authors and readers engaged Innodata to provide digitization services that support multimedia technologies and multiple platforms. Innodata provided the necessary content production services to publish works to a variety of electronic devices, enabling the company to rapidly develop new digital products without direct investment in staff, facilities or technology.

For a leading electronics manufacturer that merchandises eBooks on its proprietary eReader platform, Innodata transforms digital files used for print productions into eBook files.

A leading provider of networking equipment engages Innodata to provide digital enhancement and related production systems support for its product guides, release notes, configurations guides, installation guides and other documents.

Technology Services – We provide systems integration services in respect of many leading content management systems and enterprise database technologies, as well as custom application development and maintenance for information products, editorial and production systems, data feed integration, portals, websites and mobile applications. We help our customers migrate from print-centric processes to media-neutral content delivery.

For example, we helped develop a custom mobile application for a $13 billion global publisher, that enabled the publisher to distribute its web-based content to the iPad® as well as Android and Windows-enabled mobile devices, while providing support for links to external sources, subscriber annotations, and a host of other functions not yet available on leading eReader applications.

For a €3 billion global information company, our technology team developed a web and tablet-based digital workflow product based on an existing print product.

We have a special focus on XML and related structured information standards, and a number of our engineering staff have played leadership roles in the development of such standards. We use a hybrid onshore/offshore development approach that provides both the benefits of onsite project management, onshore solutions architecture and offshore globally distributed teams of developers. We embrace agile development methodologies that provide the benefits of early solution visualization and an iterative development process.

Consulting Services – Our consulting practice works with clients at a strategic business and technology level to address challenges and business processes related to digital content supply chain optimization, content technology architecture and strategy, global sourcing, digital product strategy and development, and the deployment of content technologies that relate to areas of strategic focus like mobility, social platform and semantic search.

For example, for a multinational information services company, our consulting practice plays a leading role in a long-term, transformative program of work. Our consultants work in conjunction with the client’s internal teams, engaged in designing new content architectures and implementing new content technologies as it reengineers from product-centric to content-centric business processes.

Integrated Services – Many of our client engagements draw upon a combination of Digitization, Enhancement and Analysis Services, Technology Services and Consulting Services. For example, a large, international publisher is in the process of a print-to-digital migration for many of its key products. Among these is a long-standing loose-leaf product for securities lawyers which the client sought to reinvent as a digital workflow product. Innodata provided a combination of content enrichment, user interaction design, and custom application development required to meet a six month launch plan. We now provide on-going technology and content maintenance services in respect of the product.

Clients

Three clients each generated more than 10% of our revenues in the fiscal year ended 2011. Revenues from Apple Inc. (“Apple”) were approximately $13.3 million, or 18% of total revenues; revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $10 million or 14% of total revenues; and revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $9.3 million or 13% of total revenues. No other client generated more than 10% of our revenues in 2011. These three clients together generated approximately 44%, 27% and 16% of our total revenues in the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 30%, 33% and 21% of our total revenues for each of these respective fiscal years.

We have long-standing relationships with many of our clients, and have provided services to two of the three clients mentioned in the preceding paragraph for over ten years. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after their initial engagement. Our track record of delivering high-quality services helps us to solidify client relationships and gain increased business from our existing clients. As a result, our history of client retention enables us to derive a significant proportion of revenue from repeat clients.

Our contractual arrangements with Apple during calendar year 2011 consisted of a master services agreement (“MSA”) and a statement of work (“SOW”). The MSA and SOW automatically renew on a monthly basis unless terminated by either party for convenience on 60 days’ prior notice. The MSA may be terminated by either Apple or the Company for material breach, failure to meet service levels, or insolvency related events that that are not cured during a 30-day notice period, or if the material breach is incapable of cure, immediately on written notice. Apple may also terminate the MSA in the event of a force majeure that materially affects performance and lasts for more than 30 days. The SOW may be terminated by either party for “cause” on 30 days’ notice (0 days’ notice if the “cause” is incurable), and without “cause” on 60 days’ notice. The MSA also contains confidentiality, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2011 consisted of multiple MSAs and separately agreed to SOWs for specific services. Three MSAs have indefinite terms, two MSAs continue in effect until the later of their expiration date and the completion of all services performed pursuant to such MSA, and three MSAs have terms that expire, respectively, in December 2012, July 2013 and March 2017. WK Clients may terminate certain MSAs on notice periods ranging from three months to 30 days, and they may terminate certain individual SOWs on notice periods ranging from 10 days to three months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate certain of the MSAs on notice periods of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients during 2011 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two of the MSAs have indefinite terms, a third has a term that ends in February 2014, and the fourth has a term that ends on the later of September 2015 or the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate their SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate two of the MSAs on notice periods of 180 days, and a third on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject solely to their requirements.

Competitive Strengths

Our expertise in digital data. We are primarily focused on helping clients across multiple vertical industries use digital data to build new kinds of products, to reduce publishing cost and to improve decision support.

Our focus on quality. We have achieved a reputation within our clients for consistently delivering high-quality content. We maintain independent quality assurance capabilities in all geographies where we operate. Our quality teams are compliant and certified to the ISO 9000:2000 quality management system standards.

Our global delivery model. We have operations in seven countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results. Our offshore outsourcing centers are ISO 9001:2000 certified and our engineering and IT facility meets ISO/IEC 27001:2005 specifications.

Our proven track record and reputation. By consistently providing high-quality services, we have achieved a track record of project successes. This track record is embodied by our reputation as a leader in the business process services, especially within the media, publishing and information services sector. This reputation or brand provides an assurance of expertise, quality execution and risk mitigation.

Our focus on technology and engineering. Rather than simply relying on labor cost arbitrage to create value for clients, our engineering and IT team optimizes efficiency by integrating proprietary and best-in-class third party tools into our workflows. In addition, our engineering and IT team provides work directly to our clients, helping them achieve improved efficiencies within their own operations.

Our long-term relationships with clients. We have long-term relationships with many of our clients, who frequently retain us for additional projects after a successful initial engagement. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy allows us to use our in-depth client-specific knowledge to provide more fully integrated services and develop closer relationships with those clients.

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

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our corporate headquarters in Hackensack, New Jersey, just outside New York City and our Dallas, Texas office. We have five executive-level business development and marketing professionals, and during 2011, we maintained approximately 20 full-time sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Personnel from our project analysis group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our client service group support our direct sales effort by providing ongoing project-level support to our clients.

Our marketing organization is responsible for developing and increasing the visibility and awareness of our brand and our service offerings, defining and communicating our value proposition, generating qualified, early-stage leads and furnishing effective sales support tools.

As part of our marketing strategy we partner with media organizations within publishing and non-publishing (enterprise) industries in order to build awareness, establish a reputation as an industry thought leader and generate leads. Media partners include trade associations and publications, trade show producers and consulting organizations. These partnerships are particularly valuable in enterprise industries as we build our presence among digital content leaders and decision makers.

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

Research and Development

We did not incur any research and development costs in any of the three years ended December 31, 2011.

Competition

The market for publishing services and related services is highly competitive, fragmented and intense. Our major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve' and Thomson Digital.

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

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have an additional office in Dallas, Texas. We have nine production facilities in the Philippines, India, Sri Lanka and Israel. In the fourth quarter of 2011, we commissioned new state-of-the art delivery centers in Noida, India and Sri Lanka. In the first quarter of 2012, we will be further expanding our facilities to accommodate anticipated growth in our business.

Employees

As of December 31, 2011, we employed approximately 65 persons in the United States and Europe and over 7,000 persons in ten production facilities in the Philippines, India, Sri Lanka and Israel. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-8000. Our website is www.innodata-isogen.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Our top three clients generated 44%, 28% and 16% of our revenues in the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Another client accounted for less than 10% of our revenues for the year ended December 31, 2011, but for 11% and 35% of our revenues for the years ended December 31, 2010 and 2009, respectively. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task. While we seek, wherever possible, on completion or termination of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same client or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

The docGenix and Synodex subsidiaries in our IADS segment are early stage companies.

We have invested significant amounts in these subsidiaries and intend to invest additional amounts. These subsidiaries generated no revenues in 2011, and are subject to the risks and uncertainties of early stage companies. There can be no assurance that these subsidiaries will be viable.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2011, 62% or $13.4 million, of our accounts receivable was due from two clients. There was a significant increase in our accounts receivable as of December 31, 2011 as compared to the prior year primarily on account of one large client from whom we experienced a process delay in payments to us against our invoices. See “Liquidity and Capital Resources.”

In addition, we evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain specific allowances against doubtful receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we are unable to collect timely from our clients, our cash flows could be adversely affected.

Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income (loss) ranged from a loss of approximately $1.4 million in the first quarter of 2010 to a profit of approximately $2.3 million in the fourth quarter of 2011.

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

Due to the intense competition involved in outsourcing and information technology services, we generally face pricing pressures from our clients. Our ability to maintain or increase pricing is restricted as clients generally expect to receive volume discounts or special pricing incentives as we do more business with them; moreover, our large clients may exercise pressure for discounts outside of agreed terms.

In addition, a significant portion of our revenues was derived from clients located in the U.S. and Europe. If the U.S. or European economy continues to weaken or slow, pricing for our services may be depressed, which may adversely impact our revenues and profitability.

Our profitability could suffer if we are not able to maintain pricing on our existing projects and win new projects at appropriate margins.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain pricing on our existing services and win new projects at profitable margins, our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including competition, the value our client derives from our services and general economic and political conditions.

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

In the past few years, we have experienced wage inflation in the Asian countries where we have the majority of our operations. In addition, we are recently experiencing adverse fluctuations in foreign currency exchange rates. These global events have put pressure on our profitability and our margins. Although we have tried to partially offset wage increases and foreign currency fluctuations through price increases and improving our efficiency, we cannot ensure that we may be able to continue to do so in the future, which would negatively impact our results of operations.

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

The outsourcing, information technology and consulting services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot guarantee that we will be successful in developing new services, addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot guarantee that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

We use a distributed global resource model. Our onshore workforce provides services from our North American and European offices, as well as from client sites; and our offshore workforce provides services from our ten overseas production facilities in the Philippines, India, Sri Lanka and Israel. All our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

Governmental and customer focus on data security could increase our costs of operations. In addition, any incidents in which we fail to protect our clients' information against security breaches could result in monetary damages against us, including termination of engagement by our client, and may adversely impact our results of operations.

Certain laws and regulations regarding data privacy and security affecting our clients impose requirements regarding the privacy and security of information maintained by these clients, as well as notification to persons whose personal information is accessed by an unauthorized third party. As a result of any continuing legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases.  In addition, we may be bound by certain client agreements to use and disclose the confidential client information in a manner consistent with the privacy standards under regulations applicable to such client. If client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or our clients’ customers.   Any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.

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

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-United States denominated transactions into dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore adversely affect our results of operations.

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to the continual examination by tax authorities in India, and the Company assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, it could have an adverse impact on our financial results.

In addition, unanticipated changes in the tax rates, tax laws or the interpretation of tax laws in the jurisdiction where we operate, could affect our future results of operations.

Our operating results may be adversely affected by our use of derivative financial instruments.

We have entered into a series of foreign currency forward contracts that are designated as cash flow hedges. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs of our Asian subsidiaries. The hedging strategies that we have implemented or may implement to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse effect on our business, results of operations and financial condition.

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

In the preamble to such regulations, the IRS expressed its view that dual-registered companies described in the preceding paragraph are also treated as U.S. corporations for U.S. federal income tax purposes for periods prior to August 12, 2004. In 2006, the IRS issued its final regulations, stating that neither the temporary regulations nor these final regulations is retroactive. Further, additional guidance was released by the IRS which clarified that the regulations upon which we relied were not binding on pre-existing entities until May 2006. For periods prior to this date (i.e., prior to August 12, 2004) these final regulations apply, and the classification of dually chartered entities is governed by the pre-existing regulations. As such, we believe that our historic treatment of these subsidiaries as not having been required to pay taxes in the United States for the period prior to August 12, 2004 is correct, and we have made no provision for U.S. taxes in our financial statements for these entities for the periods prior to August 12, 2004.

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

Certain foreign subsidiaries are subject to preferential tax rates. In addition, one of our foreign subsidiaries enjoys a tax holiday. These tax incentives provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction. An expiration or termination of these incentives could substantially increase our worldwide effective tax rate, thereby decreasing our net income and adversely affecting our results of operations.

Our earnings may be adversely affected if we change our intent not to repatriate earnings in Asia or if such earnings become subject to U.S. tax on a current basis.

We had previously intended to remit $5.1 million of our foreign earnings to the U.S. These earnings represent a portion of our foreign profits earned prior to 2002. In 2011, we made a reassessment of our plans to remit such foreign earnings and determined that these earnings will be indefinitely reinvested in our foreign subsidiaries. Thus, we no longer accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our current intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2009. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

In recent months, President Obama’s administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned overseas. Although the President did not include several of these proposals, Congress could consider any of these measures at any time. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and could have a material adverse effect on our business, results of operations and financial condition.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our clients.

The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, our business, financial condition and results of operations could be adversely affected and our ability to service our clients could be impaired.

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

Political uncertainty, political unrest, terrorism, and natural calamities in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those regions, which in turn could disrupt our business and results of operations.

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

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Based on consultation with legal counsel, we believe that recovery against Innodata Isogen, Inc. is nevertheless unlikely.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above-referenced Philippines actions could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. See “Legal Proceedings.”

Our reputation could be damaged or our profitability could suffer if we do not meet the controls and procedures in respect to the services and solutions we provide to our clients, or if we contribute to our clients’ internal control deficiencies.

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

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

We may pursue new acquisitions, joint ventures or do strategic investments or partnerships to grow and enhance our capabilities. We cannot assure that we will successfully consummate any acquisitions or joint ventures, or profit by strategic investments, or achieve desired financial and operating results. Further such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration into the current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. We expect that our earnings, if any, will be used to finance our growth.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and nine overseas production facilities in the Philippines, India, Sri Lanka and Israel, all of which are leased. The square footage of all our leased properties is approximately 400,000.

In the fourth quarter of 2011, we commissioned new state of the art delivery centers in Noida, India and Sri Lanka. In the first quarter of 2012, we will be further expanding our facilities to accommodate anticipated growth in our business.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Isogen, Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Based on consultation with legal counsel, we believe that recovery against Innodata Isogen, Inc. is nevertheless unlikely.

The Court of Appeals decision was rendered in Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. 28 June 2007). Matters relating to execution of this decision are on file with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.).

We are also subject to various legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above referenced Philippines actions could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Isogen, Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 1, 2012, there were 91 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 3,433.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2011.

	Common Stock
	Sale Prices

2010	High	Low

First Quarter	$6.47	$3.85

Second Quarter	4.26	2.48

Third Quarter	3.16	2.54

Fourth Quarter	3.33	2.66

2011	High	Low

First Quarter	$3.06	$2.30

Second Quarter	2.85	2.24

Third Quarter	3.30	2.54

Fourth Quarter	4.39	2.72

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2011:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans
approved by security holders (1)	3,418,000	$2.73	1,000,000

Equity compensation plans
not approved by security holders	-	-	-

Total	3,418,000	$2.73	1,000,000

(1) 2009 Stock Option Plan, approved by the stockholders, see Note 8 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

There were no repurchases of equity securities in the fourth quarter.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. As of December 31, 2011, we repurchased 758,000 shares of our common stock representing almost the entire June 2010 authorization. In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program. We did not repurchase any shares of our common stock in 2011 under the September 2011 authorization.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2011.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2011, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$73,942	$61,513	$76,711	$73,175	$67,731

Operating costs and expenses
Direct operating expenses	50,176	47,284	52,143	51,347	48,229
Selling and administrative expenses	19,082	15,659	16,318	16,486	15,633
	69,258	62,943	68,461	67,833	63,862

Income (loss) from operations	4,684	(1,430)	8,250	5,342	3,869

Other (income) expense
Interest expense	86	9	28	56	33
Interest income	(673)	(224)	(58)	(262)	(678)

Income (loss) before provision for (benefit
from) income taxes	5,271	(1,215)	8,280	5,548	4,514
Provision for (benefit from) income taxes	1,361	(468)	967	(1,110)	(52)
Net income (loss)	3,910	(747)	7,313	6,658	4,566
Loss attributable to non-controlling interests	561	-	-	-	-

Net income (loss) attributable to Innodata
Isogen, Inc. and Subsidiaries	$4,471	$(747)	$7,313	$6,658	$4,566

Income (loss) per share attributable to Innodata
Isogen, Inc. and Subsidiaries
Basic	$0.18	$(.03)	$.30	$.27	$.19
Diluted	$0.18	$(.03)	$.28	$.26	$.18
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)

BALANCE SHEET DATA:

Working capital	$28,148	$26,088	$32,589	$21,881	$16,329

Total assets	$59,397	$52,247	$53,565	$44,459	$38,449

Long term obligations	$2,944	$1,604	$1,199	$1,671	$2,128

Stockholders’ equity	$41,168	$39,438	$40,985	$29,262	$23,230

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

Executive Overview

We provide services and solutions that our clients use to create, manage, use and distribute digital information. Our solutions enable organizations to find new ways to transform inefficient business processes, improve operations and reduce costs.

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2011:

(Dollars in millions)

	2011	% of revenue	2010	% of revenue	2009	% of revenue

Revenues	$73.9	100.0%	$61.5	100.0%	$76.7	100.0%
Direct operating costs	50.1	67.9%	47.3	76.9%	52.1	67.9%
Selling and administrative expenses	19.1	25.8%	15.6	25.4%	16.3	21.3%
Income (loss) from operations	4.7	6.3%	(1.4)	-2.3%	8.3	10.8%
Other (income) expense	(0.6)		(0.2)		-
Income (loss) before provision for
(benefit from) income taxes	5.3		(1.2)		8.3
Provision for (benefit from) income taxes	1.4		(0.5)		1.0
Net income (loss)	3.9		(0.7)		7.3
Loss attributable to non-controlling interest	0.6		-		-
Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$4.5		$(0.7)		$7.3

Revenues

We provide content solutions, data analytics and related services to publishers, information providers, and other enterprises. We operate in two reporting segments. Within our content segment, we provide services that support the creation, enhancement, and re-purposing of digital content. In addition, we provide strategic consulting and content technology services. We price our services based on the quantity delivered or resources utilized and we recognize revenue in the period in which the services are performed and delivered. A substantial majority of our consulting and technology services is provided on a project basis. We price such services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

In the second quarter of 2011, we launched Innodata Advanced Data Solutions (IADS) as a separate segment to render data with high quality advanced data analytics. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing. We presently own 77% of Synodex, a limited liability company, and 78% of docGenix, a limited liability company. We purchased certain assets of docGenix from a third party for $0.4 million. The subsidiaries are at an early stage of development, and reported no revenues in 2011.

Our top three clients generated 44%, 28% and 16% of our revenues in the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Another client accounted for less than 10% of our revenues for the year ended December 31, 2011, but for 11% and 35% of our revenues for the years ended December 31, 2010 and 2009, respectively. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider. We may also experience significant volume fluctuation.

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

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gains and losses on settlement of foreign currency forward contracts and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries and incentives, sales and marketing costs, new services research and related software development, professional fees and consultant costs and other administrative overhead costs.

See “Risk Factors.”

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Revenues were $73.9 million for the year ended December 31, 2011 compared to $61.5 million for the year ended December 31, 2010, an increase of $12.4 million or approximately 20%. The $12.4 million increase in revenues is principally attributable to higher revenues from our eBook-related services that we perform for one of our larger clients and revenue from analytics services that we perform for a major accounting firm.

Our top three clients generated $32.6 million or 44% and $17.2 million or 28% of our revenues in the fiscal years ended December 31, 2011 and 2010, respectively. Another client accounted for less than 10% of our revenues for the year ended December 31, 2011, and for $6.6 million or 11% of our revenues for the year ended December 31, 2010. No other client accounted for 10% or more of our total revenues in either period.

Further, for the years ended December 31, 2011 and 2010, revenues from clients located in foreign countries (principally in Europe) amounted to $22.3 million or 30% and $20.5 million or 33%, respectively, of our total revenues.

There were no revenues for the year ended December 31, 2011 from our recently formed IADS segment.

Direct Operating Costs

Direct operating costs were $50.2 million and $47.3 million for the years ended December 31, 2011 and 2010, respectively, an increase of $2.9 million or approximately 6%.

The increase in direct operating costs was attributable to an increase in production headcount and other operating costs in support of increased revenues. In addition, direct operating costs increased on account of foreign exchange rate fluctuations caused by a strengthening of the Philippine peso and Indian rupee against the U.S. dollar. The U.S. dollar depreciated against the Asian currencies in the first three quarters of 2011; however, it surged significantly in the fourth quarter of 2011. This resulted in a net loss on the settlement of foreign currency forward contracts in the fourth quarter of 2011. The realized gain on the settlement of forward contracts in 2011 was $1.2 million as compared to $2.2 million in 2010. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology.

Included in total direct operating costs is approximately $1.1 million in start-up costs that we incurred for the IADS segment during the year ended December 31, 2011.

The changes in revenues and direct operating expenses mentioned above resulted in a decline in direct operating costs as a percentage of revenues to 68% for the year ended December 31, 2011, from 77% for the year ended December 31, 2010. Excluding the start-up costs incurred for the IADS segment from the total direct operating costs, direct operating costs would have increased by approximately 4% in 2011 as compared to 2010 and, as a percentage of revenues, would have been 66% in 2011, compared to 77% in 2010.

Selling and Administrative Expenses

Selling and administrative expenses were $19.1 million and $15.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of $3.4 million or 20%. Selling and administrative expenses as a percentage of revenues was 26% for the year ended December 31, 2011 and 25% for the year ended December 31, 2010.

The increase in selling and administrative expenses for the year ended December 31, 2011 is principally attributable to compensation costs of new personnel hired for sales and marketing, severance costs of $0.4 million, increases in variable employee incentives and $1.6 million on account of our continued investments for the IADS segment, which includes approximately $0.3 million incurred towards professional fees for creating best in class information and a data security environment for the IADS segment.

Excluding the $1.6 million start-up costs incurred for the IADS segment, selling and administrative expenses would have increased by approximately 11% in 2011 as compared to 2010 and, as a percentage of revenues, would have been approximately 23% in 2011, compared to 25% in 2011.

Income Taxes

For the year ended December 31, 2011, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was partially offset by a tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted from losses incurred by the U.S. entity during the year ended December 31, 2011. These losses were incurred primarily on account of start-up costs incurred for the IADS segment, with no associated revenue in 2011. Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoy a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced. Certain overseas income is not subject to tax in the U.S. unless repatriated.

For the year ended December 31, 2010, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was more than offset by the benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the year ended December 31, 2011. One of our foreign subsidiaries enjoyed a tax holiday in 2010. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2011 and 2010, we had no valuation allowance on our deferred tax assets.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of our Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2011, for the fiscal tax year ended March 31, 2003. We disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in our favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which we filed an application to defend the case and we intend to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $345,000, respectively, including interest through December 31, 2011. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and will contest them vigorously. In January 2012, the Indian subsidiary received a final tax assessment approximately $1.1 million, including interest, through December 31, 2011 for the fiscal year ended March 31, 2008 from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, we recorded a tax provision amounting to $295,000 including interest through December 31, 2011. Based on recent experience and current development, we believe that the tax provision of $295,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of December 31, 2011, and recorded an additional tax provision amounting to approximately $0.9 million including interest through December 31, 2011. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2009. The ultimate outcome cannot be determined at this time.

We had unrecognized tax benefits of $2.3 million and $1.8 million at December 31, 2011 and 2010, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million and $0.4 million at December 31, 2011 and 2010, respectively. The unrecognized tax benefits as of December 31, 2011 and 2010, respectively, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Income (Loss)

We generated net income of $4.5 million in 2011 compared with net loss of $0.7 million in 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by unfavorable foreign exchange rates, an increase in selling and administrative expenses primarily due to hiring of new sales and marketing personnel and an increase in variable employee incentives, and start-up costs incurred for the IADS segment amounting to $2.7 million. The change in net income also reflects an increase in interest income and an increase in the tax provision in 2011 compared to a tax benefit recorded in 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Revenues were $61.5 million for the year ended December 31, 2010 compared to $76.7 million for the similar period in 2009, a decline of approximately 20%. The $15.2 million decline in revenues was principally attributable to a $20.5 million decline in revenue from one of our significant clients, which was partially offset by a $5.3 million increase in revenues from our other clients. The $20.5 million decline in revenues from one of our significant clients follows a significant decline in revenues from this client in the second half of 2009 and the first quarter of 2010. In addition, for one of our clients, which accounted for approximately $2 million in revenues for the year ended December 31, 2010, we had forecast that revenues would wind down in 2011.

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

In 2009, we recorded a provision for doubtful accounts of approximately $1.2 million for one of our clients. In the fourth quarter of 2010, we entered into a settlement agreement with the client whereby the client agreed to pay $0.9 million of the total outstanding balance. Of the total amount, we received $0.4 million in the fourth quarter of 2010 and received the remaining balance of $0.5 million in the first half of 2011. This resulted in a net decline of approximately $1.6 million in selling and administrative expenses in the fiscal year ended December 31, 2010 compared to the same period in 2009. In addition, we spent $0.4 million less towards consultancy fees during fiscal year ended December 31, 2010. The decrease in selling and administrative expenses was partially offset by compensation costs of new personnel hired for sales and consulting services combined with unfavorable foreign exchange rates.

If no effect were given to the $1.2 million provision for doubtful accounts which was recorded for one of our clients and $0.4 million of collection thereof, selling and administrative expenses would have increased by approximately 6% in 2010 as compared to 2009 and, as a percentage of revenues, would have been 26% in 2010, compared to 20% in 2009.

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

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The valuation allowance at December 31, 2009, represents the allowance we have established on deferred tax assets of our foreign subsidiaries. At December 31, 2010, we had no valuation allowance on deferred tax assets of our foreign subsidiaries.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2011	2010	2009

Cash and cash equivalents	$11,389	$14,120	$26,480
Short term and long term investments - other	5,828	13,875	—
Working capital	28,148	26,088	32,589

At December 31, 2011 we had cash and cash equivalents of $11.4 million and short term and long term investments of $5.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of December 31, 2011, we had no third party debt and had working capital of approximately $28.1 million as compared to working capital of approximately $26.1 million at December 31, 2010. We do not anticipate any near-term liquidity issues. Cash balances are held in bank deposits at leading U.S. and foreign commercial banks.

Net Cash Provided By (used in) Operating Activities

Cash used in our operating activities in 2011 was $3.0 million, resulting from net income of $3.9 million, adjustments for non-cash items of $3.5 million, and $10.4 million used for working capital. Adjustments for non-cash items principally consisted of $3.4 million for depreciation and amortization, stock compensation expense of $0.8 million, $0.8 million for a net change in deferred taxes and $0.5 million for pension costs. Working capital activities primarily consisted of a use of cash of $13.0 million as a result of an increase in accounts receivable and a use of cash of $0.7 million for an increase in other assets, partially offset by a source of cash of $1.7 million for accrued salaries and wages representing payroll and incentive accruals and a source of cash amounting to $0.7 million for an increase in accounts payable.

Cash provided by our operating activities in 2010 was $4.9 million, resulting from a net loss of $0.7 million, adjustments for non-cash items of $2.4 million, and $3.2 million provided from working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, a $0.3 million reversal of a provision for doubtful accounts, primarily resulting from collection from one of our clients, for which we recorded a provision of $1.2 million in 2009, $1.6 million for a net change in deferred taxes and $0.4 million for pension costs. Working capital activities primarily consisted of a source of cash of $3.7 million as a result of net collection on accounts receivable, a use of cash of $0.7 million for an increase in other assets, use of cash amounting to $0.4 million for a decline in accounts payable, and a source of cash of $0.9 million for income and other taxes.

Cash provided by our operating activities in 2009 was $12.1 million, resulting from net income of $7.3 million, adjustments for non-cash items of $5.1 million and $0.3 million used for working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, a $1.4 million provision for doubtful accounts, of which $1.2 million was recorded for one client and the remaining $0.2 million from our other clients, $0.6 million for a net change in deferred taxes and $0.2 million for pension costs. Working capital activities primarily consisted of a source of cash of $0.9 million as a result of payment on accounts receivable, a use of cash of $0.4 million for an increase in prepaid expenses and other current assets, representing various prepayments made, and timing of payment, and a use of cash amounting to $0.6 million in income and other taxes, and payment of accrued salaries, wages and other benefits.

At December 31, 2011, our days’ sales outstanding were approximately 66 days as compared to 61 days as of December 31, 2010 and 61 days as of December 31, 2009. The increase in our days’ sales outstanding is primarily on account of one of our large clients where we witnessed a significant growth in revenue, and at the same time experienced a process delay in such client making payments to us against our invoices. This client is a large company with a strong balance sheet.

Net Cash Provided by (Used in) Investing Activities

During 2011, 2010 and 2009, cash used in our investing activities for capital expenditures were $5.9 million, $1.9 million and $2.2 million, respectively. Capital spending in 2011 principally consisted of the purchase of technology equipment including workstations, computer software and leasehold improvements. Also included within capital expenditures are costs incurred to acquire and develop computer software for the IADS segment amounting to $2.0 million and to establish two new delivery centers in Asia. Capital spending in 2010 related principally to technology equipment and computer software. During 2012, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment, infrastructure upgrades, development of proprietary tools and technologies for the IADS segment and establishment of new delivery centers will approximate $6.0 to $7.0 million, a portion of which we may finance. Also, included in the investing activities during the year ended December 31, 2011 is the sale of short term and long term investments primarily representing proceeds on maturity of $8.0 million of certificate of deposits, and during the year ended December 31, 2010 is the purchase of short term and long term investments consisting of $13.9 million of certificate of deposits.

Net Cash Provided by (Used in) Financing Activities

Payment of long term obligations approximated $0.6 million, $0.7 million and $0.8 million for 2011, 2010 and 2009, respectively. There were no stock option exercises during the years ended December 31, 2011 and 2010. Cash from financing activities in 2009 was principally driven by $3.5 million of employee stock option exercises.

In April 2011, we renewed a vendor agreement, which had expired in February 2011, to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014, for a total cost of approximately $1.4 million, representing a non-cash investing and financing activity. In conjunction with this agreement, we paid approximately $0.5 million in 2011. The agreement, which expired in February 2011, was originally entered into in February 2008 for a total cost of approximately $1.6 million. We paid $0.5 million and $0.6 million in 2010 and 2009, respectively, under this agreement.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. In 2010 we acquired 264,000 shares of our common stock for approximately $0.8 million, at a volume-weighted average price of $2.89 per share. During the year ended December 31, 2011, we repurchased 494,000 additional shares of our common stock at a cost of approximately $1.3 million, at a volume-weighted average price of $2.69 per share. As of December 31, 2011, we repurchased 758,000 shares of our common stock representing almost the entire June 2010 authorization. No shares were repurchased in 2009. In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. We did not repurchase any shares of our common stock in 2011 under the September 2011 authorization.

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. based operating expenses in the Philippines, India and Israel. Our U.S. Corporate headquarters has historically funded expenditures for our foreign subsidiaries. We are exposed to foreign exchange risk and therefore we use foreign currency forward contracts to mitigate our exposure to fluctuating future cash flows arising from changes in foreign exchange rates. We may continue to enter into these or other such instruments in the future, to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of December 31, 2011.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2011, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$15	$15	$-	$-	$-
Vendor obligations	940	470	470	-	-
Non-cancelable operating leases	12,616	1,955	3,700	3,572	3,389

Total contractual cash obligations	$13,571	$2,440	$4,170	$3,572	$3,389

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

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2011. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

Long-lived Assets

We assess the recoverability of our long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, we perform an impairment analysis using a projected discounted cash flow method. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets on our balance sheets. We did not recognize an impairment in any of our long-lived assets during each of the three years in the period ended December 31, 2011.

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

Goodwill and Other Intangible Assets

We test goodwill annually for impairment using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2011, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors and employees of the Company under various Stock Option Plans approved by stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and is recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminates the option of presenting OCI in the statement of changes in equity, and requires us to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the guidance as required. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2011) plus 0.5% or LIBOR (0.30% at December 31, 2011) plus 2.5%. We have not borrowed under this line in 2011. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

Foreign currency risk

We have operations in several international markets that subject us to foreign currency fluctuations. Although the majority of our contracts are denominated in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts is incurred in the local currencies of several international markets where we carry on our operations. Our significant operations are based in the Philippines, India, Sri Lanka and Israel where revenues are generated in U.S. dollars and the corresponding expenses are generated in Philippine peso, Indian rupee, Sri Lanka rupee and Israeli shekel.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of eighteen months and have an aggregate notional amount of approximately $28.0 million as of December 31, 2011. We may continue to enter into these or other such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $2.1 million as of December 31, 2011. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $2.6 million as of December 31, 2011. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of December 31, 2011, our foreign locations held cash and short term investments totaling approximately $15.3 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, was audited by J.H. Cohn LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited Innodata Isogen, Inc.’s and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

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

In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and the related financial statement schedule, of Innodata Isogen, Inc. and Subsidiaries and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/J.H. Cohn LLP

Roseland, New Jersey

February 28, 2012

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	February 28, 2012
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	February 28, 2012
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Todd Solomon	Director	February 28, 2012
Todd Solomon

/s/ Louise C. Forlenza	Director	February 28, 2012
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	February 28, 2012
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	February 28, 2012
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	February 28, 2012
Anthea C. Stratigos

Item 8. Financial Statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Isogen, Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Isogen, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Isogen Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

Roseland, New Jersey

February 28, 2012

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(in thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,389	$14,120
Short term investments – other	5,828	8,875
Accounts receivable-net of allowance for doubtful accounts of $608 and $1,308 at December 31, 2011 and 2010, respectively	21,706	8,389
Prepaid expenses and other current assets	2,984	3,842
Deferred income taxes	1,934	1,581
Total current assets	43,841	36,807
Property and equipment, net	7,430	4,284
Other assets	3,565	2,684
Long term investments – other	-	5,000
Deferred income taxes	3,886	2,797
Goodwill	675	675
Total assets	$59,397	$52,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,528	$855
Accrued expenses	4,345	2,192
Accrued salaries, wages and related benefits	6,596	4,870
Income and other taxes	2,576	1,852
Current portion of long term obligations	639	458
Deferred income taxes	9	492
Total current liabilities	15,693	10,719
Deferred income taxes	153	137
Income and other taxes – long term	-	349
Long term obligations	2,944	1,604
Commitments and contingencies
Non-controlling interests	(561)	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,237,000 shares issued and 24,691,000 outstanding at December 31, 2011; and 26,207,000 shares issued and 25,155,000 outstanding at December 31, 2010	262	262
Additional paid-in capital	21,338	20,523
Retained earnings	24,883	20,412
Accumulated other comprehensive income (loss)	(1,027)	1,202
	45,456	42,399
Less: treasury stock, 1,546,000 shares at December 31, 2011 and 1,052,000 shares at December 31, 2010, at cost	(4,288)	(2,961)
Total stockholders’ equity	41,168	39,438
Total liabilities and stockholders’ equity	$59,397	$52,247

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share amounts)

	2011	2010	2009

Revenues	$73,942	$61,513	$76,711
Operating costs and expenses
Direct operating costs	50,176	47,284	52,143
Selling and administrative expenses	19,082	15,659	16,318
	69,258	62,943	68,461

Income (loss) from operations	4,684	(1,430)	8,250

Other (income) expense
Interest expense	86	9	28
Interest income	(673)	(224)	(58)
Income (loss) before provision for (benefit from) income taxes	5,271	(1,215)	8,280
Provision for (benefit from) income taxes	1,361	(468)	967
Net income (loss)	$3,910	$(747)	$7,313
Loss attributable to non-controlling interests	561	-	-
Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$4,471	$(747)	$7,313
Income (loss) per share attributable to Innodata Isogen, Inc. and Subsidiaries:
Basic	$0.18	$(.03)	$.30
Diluted	$0.18	$(.03)	$.28
Weighted average shares outstanding:
Basic	24,916	25,360	24,613
Diluted	25,103	25,360	25,764

 See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

January 1, 2009	24,119	$249	$16,614	$13,846	$742	$(2,189)	$29,262

Net income	-	-	-	7,313	-	-	7,313
Issuance of common stock upon exercise of stock options	1,260	13	3,449	-	-	-	3,462
Stock-based compensation	-	-	204	-	-	-	204
Pension liability adjustments, net of taxes	-	-	-	-	(75)	-	(75)
Change in fair value of derivatives, net of taxes	-	-	-	-	819	-	819

December 31, 2009	25,379	262	20,267	21,159	1,486	(2,189)	40,985

Net loss	-	-	-	(747)	-	-	(747)
Stock-based compensation	40	-	256	-	-		256
Pension liability adjustments, net of taxes	-	-	-	-	(288)	-	(288)
Change in fair value of derivatives, net of taxes	-	-	-	-	4	-	4
Purchase of treasury stock	(264)	-	-	-	-	(772)	(772)

December 31, 2010	25,155	262	20,523	20,412	1,202	(2,961)	39,438

Net income	-	-	-	4,471	-	-	4,471
Stock-based compensation	30	-	815	-	-	-	815
Pension liability adjustments, net of taxes	-	-	-	-	(284)	-	(284)
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,945)	-	(1,945)
Purchase of treasury stock	(494)	-	-	-	-	(1,327)	(1,327)

December 31, 2011	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168

See notes to consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009

Cash flow from operating activities:
Net income (loss)	$3,910	$(747)	$7,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,414	3,703	3,713
Provision for (recovery of ) doubtful accounts	(423)	(341)	1,364
Stock-based compensation	815	256	204
Deferred income taxes	(767)	(1,617)	(607)
Pension costs	501	382	223
Loss on sale of equipment	-	-	176
Changes in operating assets and liabilities:
Accounts receivable	(12,894)	3,693	912
Prepaid expenses and other current assets	(13)	61	(353)
Other assets	(668)	(735)	(234)
Accounts payable	673	(406)	208
Accrued expenses	371	(101)	(247)
Accrued salaries, wages and related benefits	1,726	(152)	(267)
Income and other taxes	375	862	(310)
Net cash provided by (used in) operating activities	(2,980)	4,858	12,095

Cash flows from investing activities:
Capital expenditures	(5,886)	(1,872)	(2,168)
Sale (purchase) of investments - others	8,047	(13,875)	-
Net cash provided by (used in) investing activities	2,161	(15,747)	(2,168)

Cash flows from financing activities:
Payment of long-term obligations	(585)	(699)	(784)
Proceeds from exercise of stock options	-	-	3,462
Purchase of treasury stock	(1,327)	(772)	-
Net cash provided by (used in) financing activities	(1,912)	(1,471)	2,678

Increase (decrease) in cash and cash equivalents	(2,731)	(12,360)	12,605
Cash and cash equivalents, beginning of year	14,120	26,480	13,875
Cash and cash equivalents, end of year	$11,389	$14,120	$26,480

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,079	$308	$2,194
Vendor financed software licenses acquired	$1,325	$-	$-

See notes to consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business- Innodata Isogen, Inc. and subsidiaries (the “Company”) provide services, products and solutions that our clients use to create, manage, use and distribute digital information. Our clients include leading media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare, insurance, intelligence, manufacturing and law.

The Company operates in two reporting segments.

The Company’s Content Services segment provides services that support the creation, enhancement, and re-purposing of digital content.

In the second quarter of 2011, the Company launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing. Synodex is a limited liability company that is 77% owned by the Company. docGenix is a limited liability company that is 78% owned by the Company. The Company purchased certain assets for docGenix from a third party for $0.4 million. The subsidiaries are at an early stage of development and reported no revenues in 2011.

Principles of Consolidation and Basis of Presentation-The consolidated financial statements include the accounts of Innodata Isogen, Inc. and its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted in accordance with the non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of the Company’s total revenue for each of the three years in the period ended December 31, 2011. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2011 and 2010 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $621,000, $414,000 and $256,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments-The Company has designated its derivatives (foreign currency forward contracts) as a cash flow hedge. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss, and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

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

Long-lived Assets-Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges, which would be based on discounted cash flows, would be included in general and administrative expenses in the Company’s statements of operations, and would result in reduced carrying amounts of the related assets on the Company’s balance sheets. No impairment charges were recorded in the three years ended December 31, 2011.

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

In the annual impairment test conducted by the Company as of September 30, 2011, 2010 and 2009 the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

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

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Direct operating costs	$72	$13	$13
Selling and adminstrative expenses	743	243	191

Total stock-based compensation	$815	$256	$204

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2011 and 2010, because of the relative short maturity of these instruments.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable-The majority of the Company’s accounts receivable are due from publishers and information providers. The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Concentration of Credit Risk-The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where Company has its operations. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

Income (Loss) per Share- Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two class” method of computing income (loss) per share is used.

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

Deferred revenue-Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2011 and 2010 is deferred revenue amounting to $0.8 million.

Recent Accounting Pronouncements-In June 2011, the Financial Accounting Standard Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminates the option of presenting OCI in the statement of changes in equity, and requires the Company to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance as required. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units, or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2011	2010

Equipment	$21,833	$20,676
Software	6,216	4,333
Furniture and office equipment	2,658	2,161
Leasehold improvements	5,591	4,214
Total	36,298	31,384

Less accumulated depreciation and amortization	(28,868)	(27,100)

	$7,430	$4,284

Depreciation and amortization expense of property and equipment was approximately $2.8 million, $3.1 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, equipment under capital leases had a gross cost of approximately $1.6 million. Accumulated depreciation of equipment under capital leases was $1.5 million and $1.4 million for 2011 and 2010, respectively. Amortization of assets under capital leases is included under depreciation and amortization expense.

3.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2011 are as follows (in thousands):

	2011	2010	2009
Current income tax expense:
Foreign	$2,129	$1,134	$1,476
Federal	48	-	55
State and local	12	7	27
	2,189	1,141	1,558
Deferred income tax benefit:
Foreign	-	(234)	-
Federal	(352)	(1,180)	(496)
State and local	(476)	(195)	(95)
	(828)	(1,609)	(591)

Provision for (benefit from) income taxes	$1,361	$(468)	$967

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, 2011 is summarized as follows:

	2011	2010	2009

Federal statutory rate	34.0%	(34.0)%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	3.0	(3.0)	3.5
Taxes on foreign income at rates that differ from U.S. statutory rate	(18.3)	(29.0)	(9.2)
Reversal of deferred tax liability relating to unrepatriated foreign earnings	-	-	(23.9)
Change in valuation allowance on deferred tax assets	-	(19.2)	0.8
Increase in unrecognized tax benefits	9.0	45.7	7.5
Other	(1.9)	1.0	(1.0)
Effective tax rate	25.8%	(38.5)%	11.7%

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2011, due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2011	2010

Deferred income tax assets:
Allowances not currently deductible	$449	$713
Depreciation and amortization	376	418
Equity compensation not currently deductible	548	282
Net operating loss carryforwards	2,546	1,811
Expenses not deductible until paid	1,055	865
Tax credit carryforwards	176	220
Derivatives	659	-
Other	11	69
Total gross deferred income tax assets before valuation allowance	5,820	4,378
Valuation allowance	-	-
Net deferred income tax assets	5,820	4,378
Deferred income tax liabilities:
Derivatives	-	(483)
Other	(162)	(146)
Totals	(162)	(629)

Net deferred tax assets	$5,658	$3,749

Net deferred income tax asset-current	$1,934	$1,581
Net deferred income tax asset-long term	3,886	2,797
Net deferred income tax liability-current	(9)	(492)
Net deferred income tax liability-non-current	(153)	(137)

Net deferred income tax assets	$5,658	$3,749

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. At December 31, 2011 and 2010, the Company had no valuation allowance on its deferred tax assets.

The Company had previously recorded a deferred tax liability on approximately $5.1 million of foreign earnings, which it intended to remit to the U.S. These earnings represent a portion of the Company’s foreign profits earned prior to 2002. In 2009, the Company made a reassessment on the remittances of such foreign earnings and determined that these earnings will be indefinitely reinvested in its foreign subsidiaries. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by approximately $2.0 million. Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to $24.0 million at December 31, 2011. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal or state income taxes has been made.

United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2011	2010	2009

United States	$(2,476)	$(3,852)	$3,919
Foreign	7,747	2,637	4,361

Total	$5,271	$(1,215)	$8,280

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $1.1 million, $0.1 million and $0.2 million for each of the three years in the period ended December 31, 2011, respectively.

At December 31, 2011, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $10.6 million and $12.2 million, respectively. These net operating loss carryforwards expire at various times through 2031. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2011 and 2010. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2011 were approximately $4.0 million.

The Company had unrecognized tax benefits of $2.3 million and $1.8 million at December 31, 2011 and 2010, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million and $0.4 million at December 31, 2011 and 2010, respectively. The unrecognized tax benefits as of December 31, 2011 and 2010, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest during the years then ended (amounts in thousands):

	December 31,
	2011	2010

Balance at beginning of year	$1,827	$1,303
Increases for tax position in prior years	317	445
Decrease for tax position in prior years	—	(5)
Interest accrual	134	84
Balance at end of year	$2,278	$1,827

The Company is subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2010.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2011, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation approximating $340,000 and $345,000, respectively, including interest through December 31, 2011. Management disagrees with the basis of these tax assessments, have filed an appeal against the assessments, which it is contesting vigorously. In January 2012, the Indian subsidiary received a final tax assessment approximately $1.1 million, including interest, through December 31, 2011, for the fiscal year ended March 31, 2008 from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, the Company recorded a tax provision amounting to $295,000 including interest through December 31, 2011. Based on recent experience and current development, management believes that the tax provision of $295,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of December 31, 2011, and recorded an additional tax provision amounting to approximately $0.9 million including interest through December 31, 2011. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2009. The ultimate outcome cannot be determined at this time.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long term obligations

Total long term obligations as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010

Vendor obligations
Capital lease obligations	$15	$50
Deferred lease payments	418	282
Microsoft licenses (1)	857	-

Pension obligations
Accrued pension liability	2,293	1,730
	3,583	2,062
Less: Current portion of long term obligations	639	458
Totals	$2,944	$1,604

(1) In April 2011, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014. Pursuant to this agreement, the Company is obligated to pay approximately $470,000 annually over the term of the agreement. As of December 31, 2011, the Company paid $470,000. The total cost, net of deferred interest, was allocated to the following asset accounts in 2011(in thousands):

Prepaid expenses and other current assets	$433
Other assets	867
Property and equipment	25
$1,325

Amortization expense was approximately $0.6 million, in each of the three years in the period ended December 31, 2011.

5.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of December 31, 2011.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $3.2 million, $3.0 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2011 (in thousands) are as follows:

Years Ending December 31,

2012	$1,955
2013	1,983
2014	1,717
2015	1,828
2016	1,744
Thereafter	3,389
Total minimum lease payments	$12,616

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency-The Company’s production facilities are located in the Philippines, India, Sri Lanka and Israel. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases do not include a limit on potential maximum future payments. As of December 31, 2011, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2011, the net book value of the property and equipment was $0.3 million.

6.	Pension benefits

U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2011.  For the years ended December 31, 2010 and 2009, the Company’s matching contributions were approximately $0.1 million.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Pension benefits-The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2011, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.5 million, $0.4 million and $0.2 million for each of the three years in the period ended December 31, 2011.

The following table summarizes the amounts recognized in accumulated other comprehensive income, net of taxes (in thousands):

	Years Ended December 31,
	2011	2010	2009

Amortization of transition obligation	$89	$91	$99
Actuarial gain	(373)	(379)	(174)
Total	$(284)	$(288)	$(75)

Amounts in accumulated other comprehensive income not yet
reflected in net periodic pension cost, net of taxes:

Actuarial gain	$401	$774
Transition obligation	(306)	(395)
Total	$95	$379

Amounts in accumulated other comprehensive income expected to be amortized in 2012 net periodic pension cost:

Actuarial loss	$32
Transition obligation	83
Total	$115

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements for each of the three years ended December 31:

Benefit Obligations:

Change in the Benefit Obligation:	2011	2010	2009

Projected benefit obligation at beginning of the year	$2,074	$1,392	$1,072
Service cost	332	244	210
Interest cost	186	142	105
Actuarial loss	299	271	24
Foreign currency exchange rate changes	(100)	86	23
Benefits paid	(96)	(61)	(42)
Projected benefit obligation at end of year	$2,695	$2,074	$1,392

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2011	2010	2009

Service cost	$332	$244	$210
Interest cost	186	142	105
Actuarial (gain) loss recognized	(17)	(4)	(92)
Net periodic pension cost	$501	$382	$223

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.1 million and $0.9 million at December 31, 2011 and 2010, respectively.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Discount rate	7.2%-9.5%	8.5%-9.9%	7.2%-12%
Rate of increase in compensation levels	7%-9%	7%-9%	7%-10%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2012	$152
2013	95
2014	66
2015	164
2016	292
2017 to 2021	802
$1,571

7.	Capital Stock

Common Stock-The Company is authorized to issue 75,000,000 shares of common stock. Each share of common stock has one vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No common stock dividends have been declared to date.

Preferred Stock-The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series which differ as to their relative terms, rights, preferences and limitations.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Reserved-As of December 31, 2011, the Company had reserved for issuance approximately 4,418,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock-In June 2010, the Company announced that the Board of Directors authorized the repurchase of up to $2.1 million of its common stock. As of December 31, 2011, the Company repurchased 758,000 shares of its common stock representing almost the entire June 2010 authorization. In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The Company did not repurchase any shares of its common stock in 2011 under the September 2011 authorization.

8.	Stock Options

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2011	2010	2009 (1)

Weighted average fair value of options granted	$1.61	$3.04	$—

Risk-free interest rate	0.9%-2.8%	2.5%-3.2%	—
Expected life (years)	5-8	8	—
Expected volatility factor	68%-74%	90%	—
Expected dividends	None	None	—

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

A summary of option activity under the Plans as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,096,780	$2.83
Granted	1,505,000	$2.59
Exercised	—	—
Forfeited/Expired	(183,451)	$2.74
Outstanding at December 31, 2011	3,418,329	$2.73	4.99	$2,242,064
Exercisable at December 31, 2011	1,777,053	$2.73	2.89	$2,242,064
Vested and expected to vest at December 31, 2011	3,418,329	$2.73	2.89	$2,242,064

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2011 totaled approximately $2.4 million. The weighted-average period over which these costs will be recognized is thirty one months.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

No options were exercised during the year ended December 31, 2011 and 2010. The total intrinsic value of options exercised during the year ended December 31, 2009 was approximately $4.0 million. The total fair value of stock options vested during the year ended December 31, 2011 was approximately $0.3 million.

A summary of restricted shares under the Company’s stock option plans as of December 31, 2011, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2011	40,000	$4.39
Granted	30,000	$2.59
Vested	(10,000)	$4.39
Forfeited/Expired	—	$—
Unvested at December 31, 2011	60,000	$3.49

9.	Comprehensive income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Net income (loss)	$4,471	$(747)	$7,313
Pension liability adjustment, net of tax of $5,000	(284)	(288)	(75)
Unrealized gain (loss) from derivatives, net of tax benefit of $1.1 million	(1,945)	4	819
Comprehensive income (loss)	$2,242	$(1,031)	$8,057

Accumulated other comprehensive income (loss) as reflected in the consolidated balance sheets consists of changes in pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income as of December 31, 2011 and 2010, and changes during the years then ended, is presented below (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Liability Adjustment	Fair Value of Derivatives	Accumulated Other Comprehensive Income (loss)

Balance at January 1, 2010	$667	$819	$1,486
Current-period change	(288)	4	(284)
Balance at December 31, 2010	379	823	1,202
Current-period change	(284)	(1,945)	(2,229)
Balance at December 31, 2011	$95	$(1,122)	$(1,027)

10.	Segment reporting and concentrations

 For the year ended December 31, 2011, the Company’s operations are classified into two reportable segments: Content Services and IADS.

The Content Services segment provides business process, technology and consulting services to assist clients in creating, managing, using and distributing digital content.

In the second quarter of 2011, the Company launched its IADS segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from external clients and segment operating profit, and other reportable segment information are as follows (in thousands):

Year Ended December 31, 2011

Revenues:
Content Services	$73,942
IADS	-
Total consolidated	$73,942

Income (loss) before provision for income taxes:
Content Services	$8,038
IADS (1)	(2,767)
Total consolidated	$5,271

December 31, 2011

Total assets:
Content Services	$57,280
IADS	2,117
Total consolidated	$59,397

(1) Before elimination of any inter-segment profits.

Long-lived assets as of December 31, 2011 and 2010, respectively by geographic region are comprised of:

	2011	2010
	(in thousands)
United States	$2,771	$1,066

Foreign countries:
Philippines	1,878	2,300
India	2,494	895
Sri Lanka	876	495
Israel	86	203
Total foreign	5,334	3,893
	$8,105	$4,959

Top three clients generated approximately 44%, 28% and 16% of the Company’s total revenues in the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Another client accounted for less than 10% of our revenues for the year ended December 31, 2011, but for 11% and 35% of our revenues for the year ended December 31, 2010 and 2009, respectively. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2011, 2010 and 2009, revenues from non-US clients accounted for 30%, 33% and 21%, respectively, of the Company's revenues.

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for each of the three years in the period ended December 31, 2011 by geographic region (determined based upon client’s domicile), are as follows:

	2011	2010	2009
	(in thousands)

United States	$51,626	$41,015	$60,314
United Kingdom	9,721	8,198	6,656
The Netherlands	7,850	8,230	6,150
Other - principally Europe	4,745	4,070	3,591
	$73,942	$61,513	$76,711

As of December 31, 2011, approximately 20% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from two clients. As of December 31, 2010, approximately 34% of the Company's accounts receivable was from foreign (principally European) clients and 37% of accounts receivable was due from three clients. No other client accounts for 10% or more of the receivables as of December 31, 2011 and 2010.

11.	Income (Loss) per Share

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)

Net income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$4,471	$(747)	$7,313

Weighted average common shares outstanding	24,916	25,360	24,613
Dilutive effect of outstanding options	187	-	1,151
Adjusted for dilutive computation	25,103	25,360	25,764

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two class” method of computing income (loss) per share is used.

Options to purchase 1.1 million and 0.4 million shares of common stock in 2011 and 2010, respectively were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2010 does not include 1.8 million potential common shares derived from the exercise of stock options because as a result of the Company incurring losses, their effect would have been antidilutive. All options outstanding were included in the computation of diluted net income (loss) per share in 2009 as the exercise price was lower than the average market price.

12.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2011
Revenues	$14,701	$16,257	$19,245	$23,739
Gross profit	$4,028	$4,887	$6,414	$8,437
Net income and income per share attributable to Innodata Isogen, Inc. and Subsidiaries:
Net income	$15	$807	$1,376	$2,273
Basic and diluted net income per share	$-	$.03	$.06	$.09

2010
Revenues	$15,474	$15,386	$15,763	$14,890
Gross profit	$3,202	$3,279	$4,491	$3,257
Net income (loss)	$(1,404)	$(874)	$313	$1,218
Basic and diluted net income (loss) per share	$(.06)	$(.03)	$.01	$.05

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Derivatives

The Company has a large portion of its operations in international markets that subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses incurred in order to generate that revenue are accounted for in another currency. The Company’s primary exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India and Sri Lanka.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within eighteen months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2011 and 2010 was $28.0 million.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments:

	Prepaid expenses and
Foreign currency forward contracts	other current assets	$-	$1,304
Foreign currency forward contracts	Accrued expenses	1,782

INNODATA ISOGEN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Net gain (loss) recognized in OCI (1)	$(1,883)	$2,246
Net gain reclassified from accumulated OCI into income (2)	$1,203	$2,242
Net gain recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified within direct operating costs.

(3) There were no ineffective portions for the periods presented.

14.	Financial Instruments

The following table sets forth the financial instruments as of December 31, 2011, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

December 31, 2011	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$1,782	$—

December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$1,304	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2011 is included in accrued expenses, and as of December 31, 2010 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

15.	Strategic Partnerships

In the second quarter of 2011, the Company launched IADS as a separate reportable segment (see Note 10) to perform advanced data analysis. Synodex, one of the subsidiaries of IADS offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix, another subsidiary of IADS provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.

Synodex is a limited liability company that is 77% owned by the Company. docGenix is a limited liability company that is 78% owned by the Company. The non-controlling interests in the Synodex and docGenix limited liabilities companies are accounted for by the cost method. The Company purchased certain assets for docGenix from a third party for $0.4 million.

The Company has entered into an operating agreement with the non-controlling interests in the Synodex subsidiary and into a separate operating agreement with the non-controlling interest in the docGenix subsidiary. Pursuant to these agreements, the Company has a call option to buy the interest of the non-controlling holders at determinable dates and determinable prices. Pursuant to the agreements, the non-controlling interest holders have a put option to sell their interests to the Company at determinable dates and determinable prices. In accordance with the relevant accounting literature, the non-controlling interests are presented as temporary equity in the accompanying condensed consolidated financial statements. In addition, the economic characteristics of the call and put options are similar to the host contract and thus, the put and call options are not freestanding instruments and do not qualify for separate accounting.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22, 2005 by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Isogen Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Option Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended Employment Agreement dated as of July 11, 2011 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011

10.39	Amended Employment Agreement dated as of July 11, 2011 with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of J.H. Cohn LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

INNODATA ISOGEN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 was as follows:

		Additions
	Balance at	Charged to	Charged to		Balance at
Period	Beginning of Period	Costs and Expenses	Other Accounts	Deductions	End of Period

2011	$1,308	$111	$-	$(811)	$608

2010	$1,808	$74	$-	$(574)	$1,308

2009	$466	$1,364	$-	$(22)	$1,808