Form 10-Q
period 2012-03-31
INNODATA ISOGEN INC
filed 2012-05-04
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 20, 2012 was 24,766,609.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2012

INDEX

Part I – Financial Information

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,224	$11,389
Short term investments - other	4,805	5,828
Accounts receivable, net	19,083	21,706
Prepaid expenses and other current assets	2,521	2,984
Deferred income taxes	1,472	1,934
Total current assets	46,105	43,841
Property and equipment, net	8,793	7,430
Other assets	3,862	3,565
Deferred income taxes	3,685	3,886
Goodwill	675	675
Total assets	$63,120	$59,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,693	$1,528
Accrued expenses	3,514	4,345
Accrued salaries, wages and related benefits	6,578	6,596
Income and other taxes	2,848	2,576
Current portion of long term obligations	587	639
Deferred income taxes	10	9
Total current liabilities	15,230	15,693
Deferred income taxes	153	153
Long term obligations	3,076	2,944
Commitments and contingencies
Non-controlling interests	(1,179)	(561)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,313,000 shares issued and 24,767,000 outstanding at March 31, 2012 and 26,237,000 shares issued and
24,691,000 outstanding at December 31, 2011	263	262
Additional paid-in capital	21,876	21,338
Retained earnings	28,315	24,883
Accumulated other comprehensive loss	(326)	(1,027)
	50,128	45,456
Less: treasury stock, 1,546,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	45,840	41,168
Total liabilities and stockholders’ equity	$63,120	$59,397

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues	$25,136	$14,701
Operating costs and expenses:
Direct operating costs	16,105	10,673
Selling and administrative expenses	5,400	4,053
Interest income, net	(91)	(109)
Totals	21,414	14,617
Income before provision for income taxes	3,722	84
Provision for income taxes	908	69
Net income	2,814	15
Loss attributable to non-controlling interests	618	-
Net income attributable to Innodata Isogen, Inc. and Subsidiaries	$3,432	$15
Income per share attributable to Innodata Isogen, Inc. and Subsidiaries:
Basic	$0.14	$-
Diluted	$0.13	$-
Weighted average shares outstanding:
Basic	24,459	25,155
Diluted	25,974	25,414
Comprehensive Income (Loss):
Net income attributable to Innodata Isogen, Inc. and Subsidiaries	$3,432	$15
Pension liability adjustment, net of taxes	8	9
Change in fair value of derivatives, net of taxes of $407 and $(40)
for the three months ended March 31, 2012 and 2011, respectively	693	(86)
Comprehensive income (loss) attributable to Innodata Isogen, Inc. and Subsidiaries	$4,133	$(62)

See notes to condensed consolidated financial statements.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$2,814	$15
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	925	800
Stock-based compensation	279	74
Deferred income taxes	256	(442)
Pension cost	159	140
Changes in operating assets and liabilities:
Accounts receivable	2,623	385
Prepaid expenses and other current assets	463	356
Other assets	(481)	(35)
Accounts payable and accrued expenses	434	(124)
Accrued salaries, wages and related benefits	(18)	(62)
Income and other taxes	272	67
Net cash provided by operating activities	7,726	1,174

Cash flow from investing activities:
Capital expenditures	(2,104)	(519)
Sale (purchase) of investments – other	1,023	(346)
Net cash used in investing activities	(1,081)	(865)

Cash flow from financing activities:
Proceeds from exercise of stock options	260	-
Payment of long term obligations	(70)	(50)
Net cash provided by (used in) financing activities	190	(50)

Net increase in cash and cash equivalents	6,835	259

Cash and cash equivalents, beginning of period	11,389	14,120

Cash and cash equivalents, end of period	$18,224	$14,379

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$369	$283

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168
Net income	-	-	-	3,432	-	-	3,432
Stock-based compensation	-	-	279	-	-	-	279
Issuance of common stock upon exercise of stock options	80	1	259	-	-	-	260
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	8	-	8
Change in fair value of derivatives, net of taxes	-	-	-	-	693	-	693
March 31, 2012	24,767	$263	$21,876	$28,315	$(326)	$(4,288)	$45,840

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438
Net income	-	-	-	15	-	-	15
Stock-based compensation	-	-	74	-	-	-	74
Pension liability adjustments, net of taxes	-	-	-	-	9	-	9
Change in fair value of derivatives, net of taxes	-	-	-	-	(86)	-	(86)

March 31, 2011	25,155	$262	$20,597	$20,427	$1,125	$(2,961)	$39,450

See notes to condensed consolidated financial statements

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In the second quarter of 2011, the Company launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis.  IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas.  docGenix provides software products and services that facilitate the generation and analysis of standardized and non-standardized documents for swaps, derivatives, repos, securities lending, prime brokerage, investment management and clearing.  Synodex is a limited liability company that is 77% owned by the Company and docGenix is a limited liability company that is 78% owned by the Company.  The Company purchased certain assets for docGenix from a third party for $0.4 million.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2012, and the results of its operations and comprehensive income (loss), cash flows and stockholders’ equity for the three months ended March 31, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2011 consolidated financial statements.

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Isogen, Inc. and its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with the non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminates the option of presenting OCI in the statement of stockholders’ equity, and requires the Company to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units, or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption was permitted. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

2.	Income taxes

The Company had unrecognized tax benefits of approximately $2.3 million at March 31, 2012 and December 31, 2011. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at both March 31, 2012 and December 31, 2011. The unrecognized tax benefits as of March 31, 2012 and December 31, 2011, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2012 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2012	$2,278
Interest accrual	24
Balance – March 31, 2012	$2,302

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years from 2004 through 2010.

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through March 31, 2012, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation, approximating $340,000 and $345,000 respectively, including interest, through March 31, 2012. Management disagreed with the basis of these tax assessments, and filed an appeal against the assessment which it is contesting vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.1 million, including interest, through March 31, 2012, for the fiscal year ended March 31, 2008 from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, the Company recorded a tax provision amounting to $303,000 including interest through March 31, 2012. Based on recent experience and current developments, management believes that the tax provision of $303,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of March 31, 2012, and recorded an additional tax provision amounting to approximately $0.9 million including interest through March 31, 2012. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2009. The ultimate outcome cannot be determined at this time.

3.	Commitments and contingencies

Line of Credit-The Company has a $7.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of March 31, 2012.

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

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippines actions could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

4.	Stock options

The Company adopted, with stockholder approval, the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be issued under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after March 31, 2011, and two shares for every share that becomes subject to an Award other than an Option or SAR granted after March 31, 2011. If after March 31, 2011 (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan.  Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan, and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

A summary of option activity under the Company’s stock option plans as of March 31, 2012, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	3,478,329	$2.73
Granted	—	$—
Exercised	(79,522)	$3.27
Forfeited/Expired	(4,000)	$3.75
Outstanding at March 31, 2012	3,394,807	$2.73	4.82	$9,099,920
		2.73
Exercisable at March 31, 2012	1,727,535	$2.73	2.76	$4,615,220

Vested and expected to vest at
March 31, 2012	3,394,807	$2.72	2.76	$9,099,920

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three months ended
	March 31,
	2012 (1)	2011

Weighted average fair value of options granted	$—	$1.82

Risk-free interest rate	—	2.83%
Expected life (years)	—	8.00
Expected volatility factor	—	74%
Expected dividends	—	None

(1)	There were no options granted during the three months ended March 31, 2012.

No options were exercised during the three months ended March 31, 2011.

A summary of restricted shares under the Company’s stock option plans as of March 31, 2012, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2012	60,000	$3.49
Granted	—	$—
Vested	(10,000)	$4.39
Forfeited/Expired	—	—
Unvested at March 31, 2012	50,000	$3.31

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2012, totaled approximately $1.9 million. The weighted-average period over which these costs will be recognized is twenty-eight months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2012	2011

Direct operating costs	$25	$1
Selling and adminstrative expenses	254	73

Total stock-based compensation	$279	$74

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

5.	Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2012, and changes during the period then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair value of Derivatives	Accumulated Other Comprehensive Loss

Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Current-period change	8	693	701
Balance at March 31, 2012	$103	$(429)	$(326)

6.	Segment reporting and concentrations

For the three months ended March 31, 2012, the Company’s operations are classified into two reportable segments: Content Services and IADS.

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

Revenues from external customers and segment operating profit, and other reportable segment information are as follows (in thousands):

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011

Revenues:
Content Services	$24,538	$14,701
IADS	598	-
Total consolidated	$25,136	$14,701

Income (loss) before provision for income taxes:
Content Services	$6,492	$84
IADS (1)	(2,770)	-
Total consolidated	$3,722	$84

	March 31, 2012	December 31, 2011

Total assets:
Content Services	$59,432	$57,280
IADS	3,688	2,117
Total consolidated	$63,120	$59,397

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for income taxes for CS and IADS was $5.2 million and $(1.5) million, respectively, for the three months ended March 31, 2012, after eliminating inter-segment profits.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2012	2011

United States	$19,961	$9,284
United Kingdom	2,146	2,122
The Netherlands	1,696	2,192
Other - principally Europe	1,333	1,103
	$25,136	$14,701

Long-lived assets as of March 31, 2012 and December 31, 2011, respectively, by geographic regions are comprised of (in thousands):

	2012	2011

United States	$3,343	$2,771

Foreign countries:
Philippines	1,614	1,878
India	3,503	2,494
Sri Lanka	936	876
Israel	72	86
Total foreign	6,125	5,334
	$9,468	$8,105

INNODATA ISOGEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

The top three clients generated approximately 56% and 34% of our revenues for the three months ended March 31, 2012 and 2011, respectively. No other client accounted for 10% or more of revenues in either period. Further, for the three months ended March 31, 2012 and 2011, revenues from non-US clients accounted for 20% and 37%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the information media and publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such customers. In addition, as of March 31, 2012, approximately 18% of the Company's accounts receivable was from foreign (principally European) clients and 57% of accounts receivable was due from two clients. As of December 31, 2011, approximately 20% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from two clients.

7.	Income per share

	Three months ended March 31,
	2012	2011
	(in thousands, except per share amounts)

Net income attributable to Innodata Isogen, Inc. and Subsidiaries	$3,432	$15

Weighted average common shares outstanding	24,459	25,155
Dilutive effect of outstanding stock awards	1,515	259
Adjusted for dilution computation	25,974	25,414

Basic income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing income per share is used.

Options to purchase 0.1 million shares of common stock and 1.3 million shares of common stock as of March 31, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

8.	Derivatives

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2012 was $29 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Fair Value
		2012	2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$682	$1,782

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, were as follows (in thousands):

	2012	2011
Net gain recognized in OCI (1)	$818	$224
Net gain (loss) reclassified from accumulated OCI into income (2)	$(282)	$360
Net gain recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classified within direct operating costs.
(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2012 and December 31, 2011, because of the relative short maturity of these instruments.

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The following table sets forth the liabilities as of March 31, 2012 and December 31, 2011 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

March 31, 2012	Level 1	Level 2	Level 3
Liability
Derivatives	$—	$682	$—
December 31, 2011	Level 1	Level 2	Level 3
Liability
Derivatives	$—	$1,782	$—

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2012 and December 31, 2011 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our Innodata Advanced Data Solutions segment is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the Company’s contracts with its Content Services segment customers and the ability of the customers to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of customers; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

We operate in two reporting segments.

Our Content Services (CS) segment provides services that support the creation, enhancement, and repurposing of digital content. These services include high-accuracy conversion to digital text; data analysis and enhancement of legal, financial, medical and technical information; information technology services related to digital content management and products; and consulting services to help clients with strategic and tactical aspects of digital content operations.

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

In the second quarter of 2011, we launched Innodata Advanced Data Solutions (IADS) as a separate segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of document and data analysis services that are tailored to healthcare, medical and insurance companies. docGenix provides financial services institutions with software products and services that facilitate the analysis and management of legal documentation relating primarily to derivatives. We presently own 77% of Synodex and 78% of docGenix, both limited liability companies.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka and Israel.

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

Revenues

We are a leading provider of business process, technology and consulting services, as well as products and solutions. We operate in two reporting segments. Within our content segment, we provide services that support the creation, enhancement, and repurposing of digital content. We price our services based on the quantity delivered or resources utilized and we recognize revenue in the period in which the services are performed and delivered. A substantial majority of our technology and consulting services are provided on a project basis. We price such services on an hourly basis for actual time and expense incurred, or on a fixed-fee, turn-key basis. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that the customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statement of operations.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

Revenues were $25.1 million for the three months ended March 31, 2012 compared to $14.7 million for the three months ended March 31, 2011, an increase of $10.4 million or approximately 71%. The increase in Content Services segment revenues is principally attributable to higher revenues from eBook-related services that we performed for one of our significant clients.

Our top three clients generated $14.1 million or 56% and $5.0 million or 34% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. No other client accounted for 10% of more of our total revenues for these periods. Revenues from clients located in foreign countries (principally in Europe) amounted to $5.1 million, or 20%, and $5.4 million, or 37%, of our total revenues for the three months ended March 31, 2012 and 2011, respectively.

Revenues from the IADS segment were $0.6 million for the three months ended March 31, 2012.

Direct Operating Costs

Direct operating costs were $16.1 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $5.4 million or approximately 51%.

The increase in direct operating costs was principally attributable to an increase in production headcount and other operating costs in support of increased revenues. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology.

Included in total direct operating costs is approximately $1.6 million in costs incurred for the IADS segment for the three months ended March 31, 2012.

These changes in revenues and direct operating costs resulted in a decline in direct operating costs as a percentage of total revenues, to 64% for the three months ended March 31, 2012, from 73% for the three months ended March 31, 2011. Excluding the costs incurred for the IADS segment, the direct operating costs for the Content Services segment would have increased by only $3.8 million, or approximately 36% for the three months ended March 31, 2012 as compared to the similar period in 2011. Direct operating costs for the Content Services segment, as a percentage of Content Services segment revenues, were 59% for the three months ended March 31, 2012, compared to 73% for the three months ended March 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $5.4 million, or approximately 21% as a percentage of total revenues during the three months ended March 31, 2012, and $4.1 million, or 28% as a percentage of total revenues for the three months ended March 31, 2011, and represents an increase of $1.3 million or approximately 33%.

The increase in selling and administrative expenses for the three months ended March 31, 2012 is principally attributable to compensation costs for new personnel hired for sales and marketing, increases in variable employee incentives and $0.5 million on account of our continued investments for the IADS segment.

Excluding the $0.5 million costs incurred for the IADS segment, selling and administrative expenses for the Content Services segment would have increased by only $4.9 million, or approximately 21% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Selling and administrative expenses for the Content Services segment, as a percentage of Content Services segment revenues, were 20% for the three months ended March 31, 2012, compared to 28% for the similar period in 2011.

Income Taxes

For the three months ended March 31, 2012, we recorded a provision for income taxes for the U.S. entity and certain but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

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

Net Income

We generated net income of $3.4 million in the three months ended March 31, 2012 compared to break-even in the three months ended March 31, 2011. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to the hiring of new sales and marketing personnel, an increase in variable employee incentives, and costs incurred for the IADS segment, amounting to $0.5 million.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$18,224	$11,389
Short term investments - other	4,805	5,828
Working capital	30,875	28,148

At March 31, 2012, we had cash and cash equivalents of $18.2 million and short term investments of $4.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of March 31, 2012, we had working capital of approximately $30.9 million as compared to working capital of approximately $28.1 million as of December 31, 2011. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2012 was $7.7 million, resulting from net income of $2.8 million, adjustments for non-cash items of $1.6 million and $3.3 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $0.3 million for stock-based compensation expenses. Working capital activities primarily consisted of a source of cash of $2.6 million as a result of net collections of accounts receivable and a source of cash of $0.4 million for increases in accounts payable and accrued expenses.

Cash provided by our operating activities for the three months ended March 31, 2011 was $1.1 million resulting from a break-even position, adjustments for non-cash items of $0.6 million and $0.6 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $0.8 million for depreciation and amortization and $(0.4) million for deferred income taxes. Working capital activities primarily consisted of a source of cash of $0.4 million as a result of collections on accounts receivable and a source of cash of $0.4 million for prepaid expenses and other current assets, representing amortization of prepayments previously made.

At March 31, 2012, our days’ sales outstanding were approximately 74 days as compared to 66 days as of December 31, 2011. The increase is on account of higher revenues from one of our significant clients and a correspondingly high concentration of accounts receivable balances.

Net Cash Used in Investing Activities

For the three months ended March 31, 2012 and 2011, cash used in our investing activities for capital expenditures were $2.1 million and $0.5 million, respectively. Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. Also included within capital expenditures are costs incurred to develop computer software for the IADS segment, amounting to $0.6 million, and to establish delivery centers in Asia. Capital spending in 2011 related principally to the purchase of technology equipment and computer software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades, development of proprietary tools and technologies for the IADS segment and establishment of new delivery centers will approximate $5.0 to $6.0 million, a portion of which we may finance. Also included in investing activities for the three months ended March 31, 2012 is the sale of short-term investments primarily representing proceeds on maturity of $1.0 million of certificates of deposit, and for the three months ended March 31, 2011 is the purchase of short term investments consisting of $0.3 million of certificates of deposit.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from the exercise of stock options amounted to $0.3 million during the three months ended March 31, 2012. There were no stock option exercises during the three months ended March 31, 2011.

Future Liquidity and Capital Resource Requirements

We have a $7.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2012, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of March 31, 2012.

We believe that our existing cash and cash equivalents, short-term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future. We have historically funded our foreign expenditures from our U.S. Corporate headquarters on an as-needed basis.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2012 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Vendor obligations	$719	$416	$303	$-	$-
Non-cancelable operating leases	12,597	2,088	3,775	3,441	3,293
Total contractual cash obligations	$13,316	$2,504	$4,078	$3,441	$3,293

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a standard regarding the presentation of other comprehensive income (OCI). The new guidance eliminates the option of presenting OCI in the statement of stockholders’ equity, and requires us to report items of OCI in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the guidance in the first quarter of 2012. The adoption of this guidance did not have any impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an update on the testing of goodwill impairment. The revised standard provides companies with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units, or can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard is effective for fiscal years beginning after December 15, 2011, however early adoption was permitted. The adoption of this guidance did not have any impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2012) plus 0.5% or LIBOR (0.5% at March 31, 2012) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $29 million as of March 31, 2012. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.6 million as of March 31, 2012. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.2 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of March 31, 2012, our foreign locations held cash and short- and long-term investments totaling approximately $16 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, we purchased approximately 4,100 shares of restricted common stock at an average price per share of $5.08 for a total cost of approximately $21,000, from an executive officer of the Company to cover his tax obligation incurred as a result of the vesting of 10,000 shares of his restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

INNODATA ISOGEN, INC.

Date:	May 4, 2012	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 4, 2012	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer

