Form 10-Q
period 2012-06-30
INNODATA INC
filed 2012-08-07
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-22196

INNODATA INC.

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 20, 2012 was 24,859,165.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2012

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$20,732	$11,389
Short term investments - other	2,604	5,828
Accounts receivable, net	18,920	21,706
Prepaid expenses and other current assets	2,361	2,984
Deferred income taxes	1,483	1,934
Total current assets	46,100	43,841

Property and equipment, net	10,410	7,430
Other assets	3,588	3,565
Deferred income taxes	3,607	3,886
Goodwill	675	675
Total assets	$64,380	$59,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,703	$1,528
Accrued expenses	3,045	4,345
Accrued salaries, wages and related benefits	6,590	6,596
Income and other taxes	2,184	2,576
Current portion of long term obligations	586	639
Deferred income taxes	9	9
Total current liabilities	14,117	15,693
Deferred income taxes	153	153
Long term obligations	3,206	2,944

Commitments and contingencies

Non-controlling interests	(1,614)	(561)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,405,000 shares issued and 24,859,000 outstanding at June 30, 2012 and 26,237,000 shares issued and 24,691,000 outstanding at December 31, 2011	264	262
Additional paid-in capital	22,388	21,338
Retained earnings	30,403	24,883
Accumulated other comprehensive loss	(249)	(1,027)
	52,806	45,456
Less: treasury stock, 1,546,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	48,518	41,168
Total liabilities and stockholders’ equity	$64,380	$59,397

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011

Revenues	$22,768	$16,257

Operating costs and expenses:
Direct operating costs	14,654	11,370
Selling and administrative expenses	6,186	4,071
Interest income, net	(90)	(170)

Totals	20,750	15,271

Income before provision for income taxes	2,018	986

Provision for income taxes	365	228

Net income	1,653	758

Loss attributable to non-controlling interests	435	49

Net income attributable to Innodata Inc. and Subsidiaries	$2,088	$807

Income per share attributable to Innodata Inc. and Subsidiaries:

Basic	$0.08	$0.03

Diluted	$0.08	$0.03

Weighted average shares outstanding:

Basic	25,085	25,059

Diluted	26,862	25,308

Comprehensive Income:

Net income attributable to Innodata Inc. and Subsidiaries	$2,088	$807

Pension liability adjustment, net of taxes	9	5
Change in fair value of derivatives, net of taxes of $40 and $(182) for the three months ended June 30, 2012 and 2011, respectively	68	(311)

Comprehensive income attributable to Innodata Inc. and Subsidiaries	$2,165	$501

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011

Revenues	$47,904	$30,958

Operating costs and expenses:
Direct operating costs	30,759	22,043
Selling and administrative expenses	11,586	8,124
Interest income, net	(181)	(279)

Totals	42,164	29,888

Income before provision for income taxes	5,740	1,070

Provision for income taxes	1,273	297

Net income	4,467	773

Loss attributable to non-controlling interests	1,053	49

Net income attributable to Innodata Inc. and Subsidiaries	$5,520	$822

Income per share attributable to Innodata Inc. and Subsidiaries:

Basic	$0.22	$0.03

Diluted	$0.21	$0.03

Weighted average shares outstanding:

Basic	24,771	25,107

Diluted	26,459	25,262

Comprehensive Income:

Net income attributable to Innodata Inc. and Subsidiaries	$5,520	$822

Pension liability adjustment, net of taxes	17	14
Change in fair value of derivatives, net of taxes of $447 and $(231) for the six months ended June 30, 2012 and 2011, respectively	761	(397)

Comprehensive income attributable to Innodata Inc. and Subsidiaries	$6,298	$439

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011

Cash flow from operating activities:
Net income	$4,467	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,883	1,642
Stock-based compensation	582	262
Deferred income taxes	279	(424)
Pension cost	265	252
Changes in operating assets and liabilities:
Accounts receivable	2,786	(1,232)
Prepaid expenses and other current assets	623	192
Other assets	(383)	(228)
Accounts payable and accrued expenses	83	(180)
Accrued salaries, wages and related benefits	(6)	305
Income and other taxes	(392)	(40)
Net cash provided by operating activities	10,187	1,322

Cash flow from investing activities:
Capital expenditures	(4,503)	(1,193)
Sale (purchase) of investments – other	3,224	(1,353)
Net cash used in investing activities	(1,279)	(2,546)

Cash flow from financing activities:
Proceeds from exercise of stock options	470	-
Purchase of treasury stock	-	(881)
Payment of long term obligations	(35)	(325)
Net cash provided by (used in) financing activities	435	(1,206)

Net increase (decrease) in cash and cash equivalents	9,343	(2,430)

Cash and cash equivalents, beginning of period	11,389	14,120

Cash and cash equivalents, end of period	$20,732	$11,690

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,039	$478
Vendor financed software licenses acquired	$-	$1,325

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168

Net income	-	-	-	5,520	-	-	5,520
Stock-based compensation	-	-	582	-	-	-	582
Issuance of common stock upon exercise of stock options	172	2	468	-	-	-	470
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	17	-	17
Change in fair value of derivatives, net of taxes	-	-	-	-	761	-	761

June 30, 2012	24,859	$264	$22,388	$30,403	$(249)	$(4,288)	$48,518

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438

Net income	-	-	-	822	-	-	822
Stock-based compensation	30	-	262	-	-	-	262
Pension liability adjustments, net of taxes	-	-	-	-	14	-	14
Purchase of treasury stock	(342)					(881)	(881)
Change in fair value of derivatives, net of taxes	-	-	-	-	(397)	-	(397)

June 30, 2011	24,843	$262	$20,785	$21,234	$819	$(3,842)	$39,258

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Inc. and subsidiaries (the “Company”) provide services, products and solutions that our clients use to create, manage, use and distribute digital information.  Our clients include leading media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare and law.

The Company operates in two reportable segments.

The Company’s Content Services (CS) segment provides business process, technology and consulting services to assist clients in creating, managing, using and distributing digital content.

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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2012, and the results of its operations and comprehensive income, cash flows and stockholders’ equity for the periods ended June 30, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with the non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

2.	Income taxes

The Company had unrecognized tax benefits of approximately $2.3 million at both June 30, 2012 and December 31, 2011. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at both June 30, 2012 and December 31, 2011. The unrecognized tax benefits as of June 30, 2012 and December 31, 2011, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2012 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2012	$2,278
Interest accrual	24
Balance – June 30, 2012	$2,302

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years from 2004 through 2010.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through June 30, 2012, for the fiscal tax year ended June 30, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended June 30, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended June 30, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended June 30, 2005 and 2006 from the Indian Bureau of Taxation, approximating $340,000 and $345,000, respectively, including interest, through June 30, 2012. Management disagreed with the basis of these tax assessments, and filed an appeal against the assessment which it is contesting vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.1 million, including interest, through June 30, 2012, for the fiscal year ended June 30, 2008 from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, the Company recorded a tax provision amounting to $309,000, including interest, through June 30, 2012. Based on recent experience and current developments, management believes that the tax provision of $309,000, including interest, is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of June 30, 2012, and recorded an additional tax provision amounting to approximately $0.9 million in the prior quarters, including interest through June 30, 2012. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended June 30, 2009. The ultimate outcome cannot be determined at this time.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by the Company’s accounts receivable. The Company had no outstanding obligations under this credit line as of June 30, 2012.

Litigation-In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.5 million. Based on consultation with legal counsel, the Company believes that recovery against the Company is unlikely.

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

The Company adopted, with stockholder approval, the Innodata Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be issued under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after June 30, 2011, and two shares for every share that becomes subject to an Award other than an Option or SAR granted after June 30, 2011. If (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan.  Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan, and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

A summary of option activity under the Company’s stock option plans as of June 30, 2012, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	3,478,329	$2.73
Granted	—	—
Exercised	(201,772)	3.18
Forfeited/Expired	(4,000)	3.75
Outstanding at June 30, 2012	3,272,557	$2.70	4.70	$13,544,431
Exercisable at June 30, 2012	1,618,479	$2.70	2.65	$6,704,468
Vested and expected to vest at June 30, 2012	3,272,557	$2.70	2.65	$13,544,431

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six months ended
	June 30,
	2012 (1)	2011

Weighted average fair value of options granted	$—	$1.59

Risk-free interest rate	—	1.96%-2.83%
Expected term (years)	—	5-8
Expected volatility factor	—	70%
Expected dividends	—	None

(1)	There were no options granted during the six months ended June 30, 2012.

No options were exercised during the six months ended June 30, 2011.

On May 31, 2012, the Company’s Chairman and CEO (the “CEO”) exercised 44,000 stock options at a total exercise price of $113,960. The CEO paid the exercise price by surrendering to the Company 20,758 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 8,937 shares to the Company in consideration of the payment by the Company on his behalf of $49,062 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 14,305 shares of common stock to the CEO.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

A summary of restricted shares under the Company’s stock option plans as of June 30, 2012, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2012	60,000	$3.49
Granted	—	—
Vested	(17,500)	3.62
Forfeited/Expired	—	—
Unvested at June 30, 2012	42,500	$3.44

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2012, totaled approximately $1.7 million. The weighted-average period over which these costs will be recognized is twenty-five months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Direct operating costs	$19	$17	$45	$18
Selling and adminstrative expenses	284	171	537	244
Total stock-based compensation	$303	$188	$582	$262

5.	Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2012, and changes during the period then ended, are presented below (in thousands):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Loss

Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Current-period change	17	761	778
Balance at June 30, 2012	$112	$(361)	$(249)

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

6.	Segment reporting and concentrations

For the three months and six months ended June 30, 2012, the Company’s operations are classified into two reportable segments: Content Services and IADS.

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

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients, segment operating profit, and other reportable segment information are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Content Services	$22,653	$16,257	$47,191	$30,958
IADS	115	-	713	-
Total consolidated	$22,768	$16,257	$47,904	$30,958

Income (loss) before provision for income taxes:(1)
Content Services	$3,404	$1,246	$9,896	$1,330
IADS	(1,386)	(260)	(4,156)	(260)
Total consolidated	$2,018	$986	$5,740	$1,070

	June 30, 2012		December 31, 2011
Total assets:
Content Services		$60,531		$57,280
IADS		3,849		2,117
Total consolidated		$64,380		$59,397

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for income taxes for Content Service and IADS were $3.7 million and $(1.7) million, respectively, for the three months ended June 30, 2012, after eliminating inter-segment profits. Income (loss) before provision for income taxes for Content Service and IADS were $8.9 million and $(3.2) million, respectively, for the six months ended June 30, 2012, after eliminating inter-segment profits.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

The following table summarizes revenues by geographic region (determined based upon clients’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Unites States	$17,813	$11,101	$37,846	$20,385
United Kingdom	2,004	2,099	4,151	4,221
The Netherlands	1,780	2,088	3,477	4,280
Other - principally Europe	1,171	969	2,430	2,072
	$22,768	$16,257	$47,904	$30,958

Long-lived assets as of June 30, 2012 and December 31, 2011, by geographic regions are comprised of (in thousands):

	2012	2011

United States	$3,850	$2,771

Foreign countries:
Philippines	1,513	1,878
India	4,703	2,494
Sri Lanka	951	876
Israel	68	86
Total foreign	7,235	5,334
	$11,085	$8,105

Two clients generated approximately 47% and 20% of our revenues for the three months ended June 30, 2012 and 2011, respectively. Another client accounted for less than 10% of revenues for the three months ended June 30, 2012, and for 18% of revenues for the three months ended June 30, 2011. No other client accounted for 10% or more of revenues in either period. Further, for the three months ended June 30, 2012 and 2011, revenues from non-US clients accounted for 22% and 32%, respectively, of the Company's revenues.

Two clients generated approximately 48% and 28% of our revenues for the six months ended June 30, 2012 and 2011, respectively. Another client accounted for less than 10% of revenues for the six months ended June 30, 2012, and for 17% of our revenues for the six months ended June 30, 2011. No other client accounted for 10% or more of revenues in either period. Further, for the six months ended June 30, 2012 and 2011, revenues from non-US clients accounted for 21% and 34%, respectively, of the Company's revenues.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of June 30, 2012, approximately 23% of the Company's accounts receivable were from foreign (principally European) clients and 58% of accounts receivable were due from two clients. As of December 31, 2011, approximately 20% of the Company's accounts receivable were from foreign (principally European) clients and 62% of accounts receivable were due from two clients.

7.	Income per share

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net income attributable to Innodata Inc. and Subsidiaries	$2,088	$807	$5,520	$822

Weighted average common shares outstanding	25,085	25,059	24,771	25,107
Dilutive effect of outstanding options	1,777	249	1,688	155
Adjusted for dilution computation	26,862	25,308	26,459	25,262

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

Options to purchase 2.9 million shares of common stock for the three months ended June, 2011 were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted net income per share for the three months ended June 30, 2012 as the exercise price was lower than the average market price.

Options to purchase 0.1 million shares and 1.2 million shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2012 was $19 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Fair Value
		2012	2011
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$574	$1,782

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net gain (loss) recognized in OCI (1)	$(565)	$79	$253	$303
Net gain (loss) reclassified from accumulated OCI into income (2)	$(673)	$572	$(955)	$932
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified as direct operating costs.

(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2012 and December 31, 2011, because of the relative short maturity of these instruments.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

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

The following table sets forth the liabilities as of June 30, 2012 and December 31, 2011 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2012	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$574	$—

December 31, 2011	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$1,782	$—

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2012 and December 31, 2011 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our Innodata Advanced Data Solutions segment is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the Company’s contracts with its Content Services segment clients and the ability of the clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata Inc. (NASDAQ: INOD) is a leading provider of business process, technology and consulting services, as well as products and solutions, that help our valued clients create, manage, use and distribute digital information. Propelled by a culture that emphasizes quality, service and innovation, we have developed a client base that includes many of the world’s preeminent media, publishing and information services companies, as well as leading enterprises in information-intensive industries such as aerospace, defense, financial services, government, healthcare, high technology, insurance, intelligence, manufacturing and law.

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

Total operating costs for the IADS segment from inception in the second quarter of 2011 through June 30, 2012, including direct operating costs and selling and administrative costs, were $6.1 million net of intersegment profits. During the same period we invested approximately $3.1 million in capital expenditures for this segment.

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

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that the client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from client are presented net of payments in the condensed consolidated statement of operations.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues

Total revenues were $22.8 million for the three months ended June 30, 2012, a 40% increase from $16.3 million in the second quarter of 2011, and a 9% sequential decrease from $25.1 million in the first quarter of 2012. Revenues for the Content Services segment were $22.7 million, $16.3 million and $24.5 million for the three months ended June 30, 2012, June 30, 2011 and March 31, 2012, respectively. Revenues from the IADS segment were $0.1 million and $0.6 million for the three months ended June 30, 2012 and March 31, 2012, respectively. There were no revenues from the IADS segment for the three months ended June 30, 2011.

The $6.4 million increase in Content Services segment revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is principally attributable to revenue from eBook-related services that we performed for one of our significant clients, and the 9% decrease in revenues compared to the first quarter of 2012 reflects a sequential decline in revenues from this client for such services. We expect that revenues from this client will continue to decline during the second half of 2012.

Two clients generated approximately 47% and 20% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the three months ended June 30, 2012, and for 18% of our total revenues for the three months ended June 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the three months ended June 30, 2012 and 2011, revenues from non-US clients accounted for 22% and 32%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were $14.7 million and $11.4 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $3.3 million or approximately 29%. Direct operating costs for the Content Services segment were $13.8 million and $11.3 million for the three months ended June 30, 2012 and 2011, respectively, an increase of $2.5 million or approximately 22%. Direct operating costs for the IADS segment were $0.9 million and $0.1 million for the respective periods.

The increase in direct operating costs for the Content Services segment was principally attributable to an increase in production headcount and other operating costs in support of increased revenues. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology. The increase in direct operating costs for the IADS segment represents additional start-up costs.

Direct operating costs as a percentage of total revenues declined to 64% for the three months ended June 30, 2012 compared to 70% for the three months ended June 30, 2011. Direct operating costs for the Content Services segment as a percentage of Content Services segment revenues were 61% for the three months ended June 30, 2012, compared to 70% for the three months ended June 30, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $6.2 million, or approximately 27% as a percentage of total revenues during the three months ended June 30, 2012, and $4.1 million, or approximately 25% as a percentage of total revenues for the three months ended June 30, 2011. Selling and administrative expenses for the Content Services segment were $5.3 million and $3.9 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.9 million and $0.2 million.

The increase in selling and administrative expenses for the three months ended June 30, 2012 is principally attributable to compensation costs of new personnel hired for sales and marketing and an increase in other administrative costs including $0.7 million of other administrative costs for the IADS segment. During the three months ended June 30, 2011, we recorded approximately $0.2 million from the recovery of bad debts from a previously fully reserved account receivable.

Selling and administrative expenses for the Content Services segment as a percentage of Content Services segment revenues were 23% for both the three months ended June 30, 2012 and the corresponding period in 2011.

Income Taxes

For the three months ended June 30, 2012, the provision for income taxes primarily relates to provisions made for some but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

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

The effective tax rate was lower for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as the income attributable to our higher tax jurisdiction was lower.

Net Income

We generated net income of $2.1 million in the three months ended June 30, 2012 compared to $0.8 million in the three months ended June 30, 2011 and $3.4 million in the three months ended March 31, 2012. Net income for the Content Services segment was $3.5 million, $6.2 million and $1.0 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The increase in net income for the Content Services segment during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to an increase in gross margins resulting from higher revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to the hiring of new sales and marketing personnel, and an increase in other administrative costs. The decline in net income for the Content Services segment during the three months ended June 30, 2012 compared to the first three months of 2012 was primarily due to a sequential decline in revenues. Net loss for the IADS segment was $1.4 million, $2.8 million and $0.2 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

Six Months Ended June 30, 2012 and 2011

Revenues

Total revenues were $47.9 million for the six months ended June 30, 2012, a 55% increase from $30.9 million for the similar period in 2011. Revenues from the Content Services segment were $47.2 million and $30.9 million for the six months ended June 30, 2012 and 2011, respectively. Revenues from the IADS segment were $0.7 million for the six months ended June 30, 2012. There were no revenues from the IADS segment for the six months ended June 30, 2011.

The $16.3 million increase in Content Services segment is principally attributable to higher revenues from eBook-related services that we performed for one of our significant clients.. We experienced a sequential decline in revenue from this customer in the second quarter of 2012 as compared to the first quarter of 2012 and we expect that revenues from this client will continue to decline during the second half of 2012.

Two clients generated approximately 48% and 28% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the six months ended June 30, 2012, and for 17% of our total revenues for the six months ended June 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the six months ended June 30, 2012 and 2011, revenues from non-US clients accounted for 21% and 34%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were $30.8 million and $22.0 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $ 8.8 million or approximately 40%. Direct operating costs for the Content Services segment were $28.3 million and $21.9 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $6.4 million or approximately 29%. Direct operating costs for the IADS segment were approximately $2.5 million and $0.1 million for the respective periods.

The increase in direct operating costs for the Content Services segment was principally attributable to an increase in production headcount and other operating costs in support of increased revenues. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology. The increase in direct operating costs for the IADS segment represents additional start-up costs.

Direct operating costs as a percentage of total revenues declined to 64% for the six months ended June 30, 2012 compared to 71% for the six months ended June 30, 2011. Direct operating costs for the Content Services segment as a percentage of Content Services segment revenues were 60% for the six months ended June 30, 2012, compared to 71% for the six months ended June 30, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $11.6 million, or approximately 24% as a percentage of total revenues during the six months ended June 30, 2012, and $8.1 million or approximately 26% of total revenues for the six months ended June 30 2011. Selling and administrative costs for the Content Services segment were $10.2 million and $7.9 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $1.4 million and $0.2 million.

The increase in selling and administrative expenses for the six months ended June 30, 2012 is principally attributable to compensation costs of new personnel hired for sales and marketing and an increase in other administrative costs including $1.2 million of other administrative costs for the IADS segment. During the six months ended June 30, 2011, we recorded approximately $0.5 million from the recovery of bad debts from a previously fully reserved account receivable.

Selling and administrative expenses for the Content Services segment, as a percentage of Content Services segment revenues, were 21% for the six months ended June 30, 2012 compared to 25% for the six months ended June 30, 2011.

Income Taxes

For the six months ended June 30, 2012, we recorded a provision for income taxes for the U.S. entity and certain but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the six months ended June 30, 2011, the provision for income taxes was primarily comprised of the provision we recorded for the U.S. entity and certain of our foreign subsidiaries, which included a tax benefit recorded by one of our foreign subsidiaries. The provision was partially offset by the tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted primarily from losses incurred by the U.S. entity during the six months ended June 30, 2011. One of our foreign subsidiaries enjoyed a tax holiday in 2011. In addition, certain of our foreign subsidiaries enjoy preferential tax rates. Certain overseas income is not subject to tax in the U.S. unless repatriated.

The effective tax rate was lower for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as the income attributable to our higher tax jurisdiction was lower.

Net Income

We generated net income of $5.5 million in the six months ended June 30, 2012 compared to $0.8 million in the six months ended June 30, 2011. Net income for the Content Services segment was $9.7 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net income for the Content Services segment was primarily due to an increase in gross margins resulting from higher revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to the hiring of new sales and marketing personnel, and an increase in other administrative costs. Net loss for the IADS segment was $4.2 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$20,732	$11,389
Short term investments - other	2,604	5,828
Working capital	31,983	28,148

At June 30, 2012, we had cash and cash equivalents of $20.7 million and short term investments of $2.6 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of June 30, 2012, we had working capital of approximately $32 million as compared to working capital of approximately $28.1 million as of December 31, 2011. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2012 was $10.2 million, resulting from net income of $4.5 million, adjustments for non-cash items of $3 million and $2.7 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $1.9 million for depreciation and amortization and $0.6 million for stock-based compensation expense. Working capital activities primarily consisted of a source of cash of $2.8 million as a result of net collections of accounts receivable.

Cash provided by our operating activities for the six months ended June 30, 2011 was $1.3 million resulting from a net income of $0.8 million, adjustments for non-cash items of $1.7 million and $1.2 million used in working capital changes. Adjustments for non-cash items primarily consisted of $1.6 million for depreciation and amortization and $(0.4) million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $1.2 million for an increase in accounts receivable primarily related to an increase in revenue, and a source of cash of $0.1 million for accounts payable, accrued expenses and accrued salaries, wages and related benefits representing the timing of expenditures and payments.

At June 30, 2012, our days’ sales outstanding were approximately 76 days as compared to 66 days as of December 31, 2011. The increase is on account of higher revenues from one of our significant clients and a correspondingly high concentration of accounts receivable balances.

Net Cash Used in Investing Activities

For the six months ended June 30, 2012 and 2011, cash used in our investing activities for capital expenditures were $4.5 million and $1.2 million, respectively. Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. Also included within capital expenditures are costs incurred to develop computer software for the IADS segment, amounting to $1.2 million, and to establish delivery centers in Asia. Capital spending in 2011 related principally to the purchase of technology equipment and computer software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades, development of proprietary tools and technologies for the IADS segment and establishment of new delivery centers will approximate $5.0 to $6.0 million, a portion of which we may finance. Also included in investing activities for the six months ended June 30, 2012 is the sale of short-term investments primarily representing proceeds on the maturity of $3.2 million of certificates of deposit, and for the six months ended June 30, 2011 is the purchase of short term investments consisting of $1.3 million of certificates of deposit.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.1 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. Proceeds from the exercise of stock options amounted to $0.5 million during the three months ended June 30, 2012. There were no stock option exercises during the three months ended June 30, 2011.

During the six months ended June 30, 2011, we repurchased 342,000 shares of our common stock at a cost of approximately $0.9 million, at a volume-weighted average price of $2.57 per share. No shares were repurchased during the six months ended June 30, 2012.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2012.

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

In the second quarter of 2012, we filed a shelf registration statement on Form S-3, which will give us the ability to offer from time to time up to an aggregate of $70 million of securities, which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2012 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Vendor obligations	$635	$382	$253	$-	$-
Non-cancelable operating leases	11,492	2,019	3,598	3,063	2,812
Total contractual cash obligations	$12,127	$2,401	$3,851	$3,063	$2,812

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the six months ended June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at June 30, 2012) plus 0.5% or LIBOR (0.25% at June 30, 2012) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $19 million as of June 30, 2012. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.3 million as of June 30, 2012. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.8 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of June 30, 2012, our foreign locations held cash and short- and long-term investments totaling approximately $12.3 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision, and with the participation, of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1 Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.

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

INNODATA INC.

Date: August 7, 2012	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: August 7, 2012	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

