Form 10-Q
period 2012-09-30
INNODATA INC
filed 2012-11-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

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

Yes ☐    No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 22, 2012 was 24,889,165.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2012

INDEX

		Page No.
	Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Comprehensive Income
	for the three months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive Income
	for the nine months ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	4
	Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26

	Part II – Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$25,082	$11,389
Short term investments - other	-	5,828
Accounts receivable, net	17,499	21,706
Prepaid expenses and other current assets	2,830	2,984
Deferred income taxes	1,336	1,934
Total current assets	46,747	43,841
Property and equipment, net	10,798	7,430
Other assets	3,622	3,565
Deferred income taxes	3,883	3,886
Goodwill	675	675
Total assets	$65,725	$59,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,292	$1,528
Accrued expenses	2,138	4,345
Accrued salaries, wages and related benefits	7,220	6,596
Income and other taxes	2,312	2,576
Current portion of long term obligations	602	639
Deferred income taxes	106	9
Total current liabilities	13,670	15,693
Deferred income taxes	153	153
Long term obligations	3,258	2,944

Commitments and contingencies

Non-controlling interests	(2,039)	(561)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,435,000 shares issued and 24,889,000 outstanding at September 30, 2012 and 26,237,000 shares issued and 24,691,000 outstanding at December 31, 2011	264	262
Additional paid-in capital	22,729	21,338
Retained earnings	31,692	24,883
Accumulated other comprehensive income (loss)	286	(1,027)
	54,971	45,456
Less: treasury stock, 1,546,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	50,683	41,168
Total liabilities and stockholders’ equity	$65,725	$59,397

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2012	2011

Revenues	$19,710	$19,245

Operating costs and expenses:
Direct operating costs	13,509	12,831
Selling and administrative expenses	5,233	4,639
Interest income, net	(32)	(175)

Totals	18,710	17,295

Income before provision for income taxes	1,000	1,950

Provision for income taxes	136	766

Net income	864	1,184

Loss attributable to non-controlling interests	425	192

Net income attributable to Innodata Inc. and Subsidiaries	$1,289	$1,376

Income per share attributable to Innodata Inc. and Subsidiaries:

Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Weighted average shares outstanding:

Basic	24,883	24,707

Diluted	27,446	25,104

Comprehensive Income:

Net income attributable to Innodata Inc. and Subsidiaries	$1,289	$1,376

Pension liability adjustment, net of taxes	9	4
Change in fair value of derivatives, net of taxes of $309 and $(727) for the three months ended September 30, 2012 and 2011, respectively	526	(1,235)

Comprehensive income attributable to Innodata Inc. and Subsidiaries	$1,824	$145

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2012	2011

Revenues	$67,613	$50,203

Operating costs and expenses:
Direct operating costs	44,267	34,874
Selling and administrative expenses	16,819	12,763
Interest income, net	(212)	(454)

Totals	60,874	47,183

Income before provision for income taxes	6,739	3,020

Provision for income taxes	1,409	1,063

Net income	5,330	1,957

Loss attributable to non-controlling interests	1,479	241

Net income attributable to Innodata Inc. and Subsidiaries	$6,809	$2,198

Income per share attributable to Innodata Inc. and Subsidiaries:

Basic	$0.27	$0.09

Diluted	$0.26	$0.09

Weighted average shares outstanding:

Basic	24,808	24,932

Diluted	26,226	25,141

Comprehensive Income:

Net income attributable to Innodata Inc. and Subsidiaries	$6,809	$2,198

Pension liability adjustment, net of taxes	26	18
Change in fair value of derivatives, net of taxes of $756 and $(958) for the nine months ended September 30, 2012 and 2011, respectively	1,287	(1,632)

Comprehensive income attributable to Innodata Inc. and Subsidiaries	$8,122	$584

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flow from operating activities:
Net income	$5,330	$1,957
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,881	2,334
Stock-based compensation	819	534
Deferred income taxes	(58)	(403)
Pension cost	434	322
Changes in operating assets and liabilities:
Accounts receivable	4,207	(4,232)
Prepaid expenses and other current assets	416	(544)
Other assets	(608)	(206)
Accounts payable and accrued expenses	(661)	15
Accrued salaries, wages and related benefits	624	1,097
Income and other taxes	(264)	9
Net cash provided by operating activities	13,120	883

Cash flow from investing activities:
Capital expenditures	(5,698)	(2,828)
Sale of investments – other	5,828	2,415
Net cash provided by (used in) investing activities	130	(413)

Cash flow from financing activities:
Proceeds from exercise of stock options	574	-
Purchase of treasury stock	-	(1,327)
Payment of long term obligations	(131)	(506)
Net cash provided by (used in) financing activities	443	(1,833)

Net increase (decrease) in cash and cash equivalents	13,693	(1,363)

Cash and cash equivalents, beginning of period	11,389	14,120

Cash and cash equivalents, end of period	$25,082	$12,757

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,389	$657
Vendor financed software licenses acquired	$-	$1,325

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168

Net income	-	-	-	6,809	-	-	6,809
Stock-based compensation	-	-	819	-	-	-	819
Issuance of common stock upon exercise of stock options	202	2	572	-	-	-	574
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	26	-	26
Change in fair value of derivatives, net of taxes	-	-	-	-	1,287	-	1,287

September 30, 2012	24,889	$264	$22,729	$31,692	$286	$(4,288)	$50,683

January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438

Net income	-	-	-	2,198	-	-	2,198
Stock-based compensation	30	-	534	-	-	-	534
Pension liability adjustments, net of taxes	-	-	-	-	18	-	18
Purchase of treasury stock	(494)					(1,327)	(1,327)
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,632)	-	(1,632)

September 30, 2011	24,691	$262	$21,057	$22,610	$(412)	$(4,288)	$39,229

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2012, and the results of its operations and comprehensive income, cash flows and stockholders’ equity for the periods ended September 30, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

2.	Income taxes

The Company had unrecognized tax benefits of approximately $2.3 million at both September 30, 2012 and December 31, 2011. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.7 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively. The unrecognized tax benefits as of September 30, 2012 and December 31, 2011, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2012 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2012	$2,278
Interest accrual	44
Balance – September 30, 2012	$2,322

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years from 2004 through 2011.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through September 30, 2012, for the fiscal tax year ended September 30, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended September 30, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended September 30, 2004. As of December 31, 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended September 30, 2005 and 2006 from the Indian Bureau of Taxation, approximating $340,000 and $345,000, respectively, including interest, through September 30, 2012. Management disagreed with the basis of these tax assessments, and filed an appeal against the assessment which it is contesting vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.1 million, including interest, through September 30, 2012, for the fiscal year ended September 30, 2008 from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, the Company recorded a tax provision amounting to $316,000, including interest, through September 30, 2012. Based on recent experience and current developments, management believes that the tax provision of $316,000, including interest, is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of September 30, 2012, and recorded an additional tax provision amounting to approximately $1.0 million in the prior quarters, including interest through September 30, 2012. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended September 30, 2009. The ultimate outcome cannot be determined at this time.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

3.	Commitments and contingencies

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by the Company’s accounts receivable. The Company had no outstanding obligations under this credit line as of September 30, 2012.

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

The Company adopted, with stockholder approval, the Innodata Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be issued under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after September 30, 2011, and two shares for every share that becomes subject to an Award other than an Option or SAR granted after September 30, 2011. If (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan.  Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan, and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

A summary of option activity under the Company’s stock option plans as of September 30, 2012, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	3,478,329	$2.73
Granted	75,000	4.29
Exercised	(231,772)	3.21
Forfeited/Expired	(228,000)	2.64
Outstanding at September 30, 2012	3,093,557	$2.74	4.71	$4,249,857
		2.73
Exercisable at September 30, 2012	1,423,557	$2.70	2.59	$2,016,357

Vested and expected to vest at September 30, 2012	3,093,557	$2.74	4.71	$4,249,857

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine months ended
	September 30,
	2012 (1)	2011

Weighted average fair value of options granted	$2.37	$1.61

Risk-free interest rate	0.65%	0.95%-2.83%
Expected term (years)	5	5-8
Expected volatility factor	68.61%	68%-74%
Expected dividends	None	None

(1)	No options were exercised during the nine months ended September 30, 2011.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

A summary of restricted shares under the Company’s stock option plans as of September 30, 2012, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2012	60,000	$3.49
Granted	—	—
Vested	(17,500)	3.62
Forfeited/Expired	—	—
Unvested at September 30, 2012	42,500	$3.44

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2012, totaled approximately $1.4 million. The weighted-average period over which these costs will be recognized is twenty-four months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Direct operating costs	$25	$27	$70	$45
Selling and adminstrative expenses	212	245	749	489
Total stock-based compensation	$237	$272	$819	$534

5.	Comprehensive income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2012, and changes during the period then ended, are presented below (in thousands):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Loss

Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Current-period change	26	1,287	1,313
Balance at September 30, 2012	$121	$165	$286

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

6.	Segment reporting and concentrations

For the three and nine months ended September 30, 2012, the Company’s operations are classified into two reportable segments: Content Services and IADS.

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

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients, segment operating profit, and other reportable segment information are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Content Services	$19,670	$19,245	$66,860	$50,203
IADS	40	-	753	-
Total consolidated	$19,710	$19,245	$67,613	$50,203

Income (loss) before provision for income taxes:(1)
Content Services	$2,890	$2,761	$12,785	$4,091
IADS	(1,890)	(811)	(6,046)	(1,071)
Total consolidated	$1,000	$1,950	$6,739	$3,020

	September 30, 2012	December 31, 2011
Total assets:
Content Services	$61,697	$57,280
IADS	4,028	2,117
Total consolidated	$65,725	$59,397

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for income taxes for Content Service and IADS was $2.3 million and $(1.3) million, respectively, for the three months ended September 30, 2012, after eliminating inter-segment profits. Income (loss) before provision for income taxes for Content Service and IADS was $11.4 million and $(4.7) million, respectively, for the nine months ended September 30, 2012, after eliminating inter-segment profits.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

The following table summarizes revenues by geographic region (determined based upon client domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Unites States	$14,134	$13,538	$51,981	$33,923
United Kingdom	2,355	2,497	6,505	6,727
The Netherlands	2,072	1,844	5,549	6,124
Other - principally Europe	1,149	1,366	3,578	3,429
	$19,710	$19,245	$67,613	$50,203

Long-lived assets as of September 30, 2012 and December 31, 2011, by geographic regions are comprised of (in thousands):

	2012	2011

United States	$4,240	$2,771

Foreign countries:
Philippines	1,575	1,878
India	4,647	2,494
Sri Lanka	956	876
Israel	55	86
Total foreign	7,233	5,334
	$11,473	$8,105

Three clients generated approximately 46% and 31% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the three months ended September 30, 2012, and for 12% of our total revenues for the three months ended September 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the three months ended September 30, 2012 and 2011, revenues from non-US clients accounted for 28% and 30%, respectively, of the Company's total revenues.

Two clients generated approximately 45% and 24% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the nine months ended September 30, 2012, and for 15% of our total revenues for the nine months ended September 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the nine months ended September 30, 2012 and 2011, revenues from non-US clients accounted for 23% and 32%, respectively, of the Company's revenues.

A significant amount of the Company's revenues is derived from clients in the publishing industry. Accordingly, the Company's accounts receivable generally include significant amounts due from such clients. In addition, as of September 30, 2012, approximately 26% of the Company's accounts receivable was from foreign (principally European) clients and 47% of accounts receivable was due from two clients. As of December 31, 2011, approximately 20% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from two clients.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

7.	Income per share

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Net income attributable to
Innodata Inc. and Subsidiaries	$1,289	$1,376	$6,809	$2,198

Weighted average common shares outstanding	24,883	24,707	24,808	24,932
Dilutive effect of outstanding options	2,563	397	1,418	209
Adjusted for dilution computation	27,446	25,104	26,226	25,141

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

Options to purchase 0.1 million shares and 1.2 million shares of common stock for the three months ended September, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

Options to purchase 0.1 million shares and 1.3 million shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2012 was $25 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Fair Value
		2012	2011
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$261	$-

	Accrued expenses	$-	$1,782

The effect of foreign currency forward contracts designated as cash flow hedges on our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net gain (loss) recognized in OCI (1)	$675	$(1,371)	$928	$(1,068)
Net gain (loss) reclassified from accumulated OCI into income (2)	$(160)	$589	$(1,115)	$1,521
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified as direct operating costs.

(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2012 and December 31, 2011, because of the relative short maturity of these instruments.

“Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The following table sets forth the liabilities as of September 30, 2012 and December 31, 2011 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$261	$—

December 31, 2011	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$1,782	$—

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2012 is included in prepaid expenses and other current assets, and fair value as of December 31, 2011 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Total operating costs for the IADS segment from inception in the second quarter of 2011 through September 30, 2012, including direct operating costs and selling and administrative costs, were $7.4 million net of intersegment profits. During the same period we invested approximately $3.6 million in capital expenditures for this segment.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues

Total revenues were $19.7 million for the three months ended September 30, 2012, a 2% increase from $19.2 million in the third quarter of 2011, and a 13% sequential decline from $22.8 million in the second quarter of 2012. Revenues for the Content Services segment were $19.7 million, $19.2 million and $22.7 million for the three months ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. Revenues from the IADS segment were $0.1 million for the three months ended June 30, 2012. There were no revenues from the IADS segment for the three months ended September 30, 2012 and 2011.

The $0.5 million increase in Content Services segment revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is principally attributable to revenue from e-book-related services that we performed for one of our significant clients, and the 13% decrease in revenues compared to the second quarter of 2012 reflects a sequential decline in revenues from this client for such services. Revenue from this client will likely decline further during the fourth quarter of 2012.

Three clients generated approximately 46% and 31% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the three months ended September 30, 2012, and for 12% of our total revenues for the three months ended September 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the three months ended September 30, 2012 and 2011, revenues from non-US clients accounted for 28% and 30%, respectively, of the Company's total revenues.

Direct Operating Costs

Direct operating costs were $13.5 million and $12.8 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.7 million or approximately 5%. Direct operating costs for the Content Services segment were $12.9 million and $12.4 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.3 million or approximately 3%. Direct operating costs for the IADS segment were $0.6 million and $0.4 million for the respective periods, net of intersegment profits.

The increase in direct operating costs for the Content Services segment was principally attributable to an increase in operating costs in support of increased revenues. The increase in direct operating costs for the IADS segment represents additional start-up costs.

Direct operating costs as a percentage of total revenues increased to 69% for the three months ended September 30, 2012 compared to 67% for the three months ended September 30, 2011. Direct operating costs for the Content Services segment as a percentage of Content Services segment revenues were 65% for both the three months ended September 30, 2012 and three months ended September 30, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $5.2 million, or approximately 26% as a percentage of total revenues during the three months ended September 30, 2012, and $4.6 million, or approximately 24% as a percentage of total revenues for the three months ended September 30, 2011. Selling and administrative expenses for the Content Services segment were $4.5 million and $4.2 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.7 million and $0.4 million, net of intersegment profits.

The increase in selling and administrative expenses for the three months ended September 30, 2012 is principally attributable to compensation costs of new personnel hired for sales and marketing and an increase in other administrative costs including $0.3 million of other administrative costs for the IADS segment.

Selling and administrative expenses for the Content Services segment as a percentage of Content Services segment revenues were 23% for the three months ended September 30, 2012 compared to 22% for the three months ended September 30, 2011.

Restructuring Costs

In the third quarter of 2012, we restructured certain operations, and recorded a one-time charge of approximately $0.2 million ($0.1 million in direct operating costs and $0.1 million in selling, general and administrative costs) representing severance and other personnel-related expenses. We expect cost savings of approximately $1.8 to 2.0 million per annum from this restructuring activity.

Income Taxes

For the three months ended September 30, 2012, the provision for income taxes primarily relates to provisions made for some but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated. The provision for income taxes for the three months ended September 30, 2012 was partially offset by the benefit recorded for the U.S. entity.

For the three months ended September 30, 2011, we recorded a provision for income taxes for the U.S. entity and certain but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

The effective tax rate was lower for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as the income attributable to our higher tax jurisdiction was lower.

Net Income

We generated net income of $1.3 million in the three months ended September 30, 2012 compared to $1.4 million in the three months ended September 30, 2011 and $2.1 million in the three months ended June 30, 2012. Net income for the Content Services segment was $3.2 million, $2.2 million and $3.5 million for the three months ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively. The increase in net income for the Content Services segment during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to an increase in gross margins resulting from higher revenues. This increase was partly offset by an increase in selling and administrative expenses primarily due to the hiring of new sales and marketing personnel, and an increase in other administrative costs. A lower provision for income taxes and higher losses attributable to non-controlling interests in the three months ended September 30, 2012 compared to the similar period in 2011 also contributed to an increase in net income. The decline in net income for the Content Services segment during the three months ended September 30, 2012 compared to the second quarter of 2012 was primarily due to a sequential decline in revenues. Net loss for the IADS segment was $1.9 million, $0.8 million and $1.4 million for the three months ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively.

Nine Months Ended September 30, 2012 and 2011

Revenues

Total revenues were $67.6 million for the nine months ended September 30, 2012, a 35% increase from $50.2 million for the similar period in 2011. Revenues from the Content Services segment were $66.8 million and $50.2 million for the nine months ended September 30, 2012 and 2011, respectively. Revenues from the IADS segment were $0.8 million for the nine months ended September 30, 2012. There were no revenues from the IADS segment for the nine months ended September 30, 2011.

The $16.6 million increase in the Content Services segment is principally attributable to higher revenues from e-book-related services that we performed for one of our significant clients. We experienced a sequential decline in revenue from this customer in the second and third quarters of 2012 as compared to the first quarter of 2012. Revenue from this client will likely decline further during the fourth quarter of 2012.

Two clients generated approximately 45% and 24% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the nine months ended September 30, 2012, and for 15% of our total revenues for the nine months ended September 30, 2011. No other client accounted for 10% or more of our total revenues in either period. Further, for the nine months ended September 30, 2012 and 2011, revenues from non-US clients accounted for 23% and 32%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were $44.3 million and $34.9 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $9.4 million or approximately 27%. Direct operating costs for the Content Services segment were $41.1 million and $34.4 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $6.6 million or approximately 19%. Direct operating costs for the IADS segment were approximately $3.2 million and $0.5 million for the respective periods, net of intersegment profits.

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

Direct operating costs as a percentage of total revenues declined to 65% for the nine months ended September 30, 2012 compared to 69% for the nine months ended September 30, 2011. Direct operating costs for the Content Services segment as a percentage of Content Services segment revenues were approximately 62% for the nine months ended September 30, 2012, compared to 69% for the nine months ended September 30, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $16.8 million, or approximately 25% as a percentage of total revenues during the nine months ended September 30, 2012, and $12.7 million or approximately 25% of total revenues for the nine months ended September 30 2011. Selling and administrative costs for the Content Services segment were $14.5 million and $12.1 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $2.3 million and $0.6 million, net of intersegment profits.

The increase in selling and administrative expenses for the nine months ended September 30, 2012 is principally attributable to compensation costs of new personnel hired for sales and marketing and an increase in other administrative costs including $1.7 million of other administrative costs for the IADS segment. During the nine months ended September 30, 2011, we recorded approximately $0.5 million from the recovery of bad debts from a previously fully reserved account receivable.

Selling and administrative expenses for the Content Services segment, as a percentage of Content Services segment revenues, was 22% for the nine months ended September 30, 2012 compared to 24% for the nine months ended September 30, 2011.

Restructuring Costs

In the third quarter of 2012, we restructured our operations, and recorded a one-time charge of approximately $0.2 million ($0.1 million in direct operating costs and $0.1 million in selling, general and administrative costs) representing severance and other personnel-related expenses. We expect cost savings of approximately $1.8 to 2.0 million per annum from this restructuring activity.

Income Taxes

For the nine months ended September 30, 2012, we recorded a provision for income taxes for the U.S. entity and certain but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

For the nine months ended September 30, 2011, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, certain overseas income is not subject to tax in the U.S. unless repatriated.

The effective tax rate was lower for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as the income attributable to our higher tax jurisdiction was lower.

Net Income

We generated net income of $6.8 million in the nine months ended September 30, 2012 compared to $2.2 million in the nine months ended September 30, 2011. Net income for the Content Services segment was $12.8 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net income for the Content Services segment was primarily due to an increase in gross margins resulting from higher revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to the hiring of new sales and marketing personnel, and an increase in other administrative costs. A lower provision for income taxes and higher losses attributable to non-controlling interests in the nine months ended September 30, 2012 compared to the similar period in 2011 also contributed to an increase in net income. Net loss for the IADS segment was $6.0 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$25,082	$11,389
Short term investments - other	-	5,828
Working capital	33,077	28,148

At September 30, 2012, we had cash and cash equivalents of approximately $25.1 million. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; and (iii) possible business acquisitions. As of September 30, 2012, we had working capital of approximately $33.1 million as compared to working capital of approximately $28.1 million as of December 31, 2011. Accordingly, we do not anticipate any near-term liquidity issues.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2012 was $13.1 million, resulting from net income of $5.3 million, adjustments for non-cash items of $4.1 million and $3.7 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $2.9 million for depreciation and amortization and $0.8 million for stock-based compensation expense. Working capital activities primarily consisted of a source of cash of $4.2 million as a result of net collections of accounts receivable.

Cash provided by our operating activities for the nine months ended September 30, 2011 was $0.9 million resulting from a net income of $2.0 million, adjustments for non-cash items of $2.9 million and $3.9 million used in working capital changes. Adjustments for non-cash items primarily consisted of $2.3 million for depreciation and amortization, $0.5 million for stock-based compensation and $(0.3) million for deferred income taxes. Working capital activities primarily consisted of a use of cash of $4.2 million for an increase in accounts receivable primarily related to an increase in revenue, and a source of cash of $1.0 million for accounts payable, accrued expenses and accrued salaries, wages and related benefits representing the timing of expenditures and payments.

At September 30, 2012, our days’ sales outstanding were approximately 86 days as compared to 66 days as of December 31, 2011. The increase is due to higher revenues and slow payments from one of our significant clients and a correspondingly high concentration of accounts receivable balances.

Net Cash Provided By (Used in) Investing Activities

For the nine months ended September 30, 2012 and 2011, cash used in our investing activities for capital expenditures was $5.7 million and $2.8 million, respectively. Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. Also included within capital expenditures are costs incurred to develop computer software for the IADS segment, amounting to $1.7 million, and to establish delivery centers in Asia. Capital spending in 2011 related principally to the purchase of technology equipment and computer software. During the next twelve months, we anticipate that capital expenditures for ongoing technology, hardware, software, leasehold improvements, fittings, equipment and infrastructure upgrades, development of proprietary tools and technologies for the IADS segment and establishment of new delivery centers will approximate $4.0 to $5.0 million, a portion of which we may finance. Also included in investing activities is the sale of short-term investments primarily representing proceeds on the maturity of $5.8 million and $2.4 million of certificates of deposit for the nine months ended September 30, 2012 and 2011, respectively.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. Proceeds from the exercise of stock options amounted to $0.6 million during the three months ended September 30, 2012. There were no stock option exercises during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we repurchased 494,000 shares of our common stock at a cost of approximately $1.3 million, at a volume-weighted average price of $2.69 per share. No shares were repurchased during the nine months ended September 30, 2012.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of September 30, 2012.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2012 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Vendor obligations	$542	$436	$106	$-	$-
Non-cancelable operating leases	11,434	2,102	3,662	2,922	2,748
Total contractual cash obligations	$11,976	$2,538	$3,768	$2,922	$2,748

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at September 30, 2012) plus 0.5% or LIBOR (0.25% at September 30, 2012) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $25 million as of September 30, 2012. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.3 million as of September 30, 2012. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.8 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of September 30, 2012, our foreign locations held cash and short- and long-term investments totaling approximately $16.4 million.

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

INNODATA INC.

Date: November 7, 2012	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: November 7, 2012	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

