Form 10-K
period 2012-12-31
INNODATA INC
filed 2013-03-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 0-22196

INNODATA INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three University Plaza
Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 371-8000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	The Nasdaq Stock Market, LLC
Preferred Stock Purchase Right	The Nasdaq Stock Market, LLC

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

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2012) was $143,789,000.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of January 31, 2013 was 24,889,165.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC

Form 10-K

For the Year Ended December 31, 2012

PART I

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “believe,” “expect,” “anticipate,” “intend,” “optimistic” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that our Innodata Advanced Data Solutions segment is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the Company’s contracts with its Content Services segment clients and the ability of the clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for services offered by the Company; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated under “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission.

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

Item 1. Business.

Business Overview

Innodata (NASDAQ: INOD) is a global provider of business process, information technology (IT) and professional services that are focused on digital enablement. Our clients comprise several of the world’s leading digital retailers that sell digital content; preeminent publishers and other providers of online business information products; and enterprises in information-intensive industries (such as aerospace, defense, financial services, healthcare, high technology, insurance, and manufacturing) that create and manage large volumes of content to support their products or operations.

We operate in two reporting segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

Content Services (CS) Segment

Our Content Services (CS) segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including eBooks); development of new digital information products; and operational support of existing digital information products and systems.

Many of our clients are driving or are responding to rapid and fundamental changes in the way end users discover, consume and create published information. For some of our publishing and information services clients, this means transforming information products from print to digital; for others, it means migrating already-digital products from web-only distribution to multiple-channel distribution that includes mobile and tablet devices and incorporates mobility, social platform and semantic search; and for others still it means re-tooling pure search-based information products into workflow-imbedded analytical tools that combine content with software to enable context-aware decision-making; and for a select number of our information services clients, it means embracing the content-as-a-service model to integrate content with other tools, applications and data. Each of these transformations requires shifts in products, as well as the technology and the operations that support them.

For our enterprise publishing clients, changes in the way end users discover, consume and create published information often necessitates replacing old processes and technologies that generated static, whole documents with new processes and technologies that enable content to reside as modular components which are re-combined dynamically to create up-to-date, product-specific assembly guides, engineering diagrams/schematics, compliance documentation, field operations guides and clinical documentation destined simultaneously for the web, tablets and smartphones.

By blending consulting, technology and operations sourcing, along with deep domain expertise, Innodata provides measurable outcomes for publishing companies, information services companies and enterprises through business transformation, accelerating innovation and efficient operations. Areas of notable technical competency and innovation include high-quality, large-scale transformation from image and PDF formats into digital text in a wide variety of formats (XML, ePUB3, XHTML, etc.); extraction and transformation of complex unstructured legal, financial, medical and technical information to enriched, structured, normalized, and referenced information; and development and integration of technologies that relate to digital publishing workflow (including editorial and production systems), custom content management systems and digital asset management systems (including enterprise database technologies) and media-neutral content delivery systems (including portals, websites and mobile applications). Each of our technical competencies is supported by defined approaches, frameworks and methodologies. We have a special focus on XML and related structured information standards, and through its employees Innodata has played leadership roles in the development of such standards.

eBook Production and Distribution

We are one of the largest producers of eBooks, serving four of the five leading digital retailers of eBooks as well as 80 leading trade, education and professional publishers that sell eBooks. We manufacture both standard eBooks and interactive eBooks in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute eBooks on behalf of publishers and authors to more than 25 eBook retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since the fall of 2011 we have produce over 1 million eBooks.

Information Product Development

We help our clients develop high-value information products and knowledge repositories. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information. Information and publishing is a $506 billion industry consisting of more than 6,500 companies that create, publish, and aggregate content for the corporate, academic, government, healthcare, and consumer markets1. Many of our clients specialize in the scientific, technical and medical (STM) segment (estimated revenues of $29.8 billion2) and the legal, tax and regulatory (LTR) segment (estimated revenues of $17.5 billion3). Both STM and LTR publishers make some or all of their revenues from the sale of information products created from the primary and secondary data produced by professionals and researchers (in the case of STM) or courts, legislatures, administrative bodies and rule-making institutions (in the case of LTR).

1 Outsell Inc. (February 28, 2013). “Information Industry Market Size & Share Rankings Report: Preliminary 2012 Results.”

2 Outsell Inc. (August 30, 2012). “2012 Market Size, Share, Forecast, and Trend Report: Scientific, Technical & Medical.”

3 Outsell Inc. (September 24, 2012). “2012 Market Size, Share, Forecast, and Trend Report: Legal, Tax & Regulatory.”

We enable our clients to rapidly develop new digital products without direct investments in staff, facilities and technology. We embrace agile development methodologies that provide the benefits of early solution visualization and an iterative development process that spans content, technology and user interface development. We use a combination of onsite project management, onshore solutions architecture and offshore globally distributed teams of developers, analysts and subject matter experts.

For example, a leading legal publisher sought to develop a new digital product that would provide lawyers and compliance officers a workflow tool for rule checking, rapid research and fact checking. The new digital tool needed to be accessible via laptops, smart phones and tablet devices. Moreover, it needed to be updated daily to maintain pace with rapid regulatory developments (it was destined to replace a printed loose leaf series that was updated only monthly). Innodata technology architects, developers and content analysts designed and implemented the new digital tool within budget and on schedule. Using the new digital tool, lawyers and compliance officers can now confidently react faster to their clients’ increased regulatory burdens with up-to-date information.

For another leading global publisher, Innodata developed an eReader application designed specifically for complex professional reference material. The publisher saw an opportunity to increase sales by re-publishing its printed reference works as eBooks, but was unable to market them as eBooks because existing eReader applications were built for simple fiction and trade books. Innodata developed an eReader application for the client that changed this – it enabled advanced search, linking and cross-references to external sources, subscriber annotations, frequent textual updates and a host of other functions the publisher required in order to distribute its complex reference books as eBooks over the iPad® as well as Android and Windows-enabled mobile devices.

Operational Support

We help our clients significantly lower the cost of maintaining their high-value information products, applications and systems. Clients for which we perform such services include five of the top ten leading legal, tax and regulatory information providers, three of the top ten credit and financial information providers, and four of the top ten scientific, technical and medical information providers. Relative to information products, our focus is on the underlying “content supply chain” activities that are necessary to maintain the product. These activities often include content aggregation; extraction; encoding; indexing and abstracting; fabrication; and distribution. We deliver these activities on an outsourced basis.

For example, for a leading provider of networking equipment, Innodata provides digital enhancement and related production systems support for its product guides, release notes, configurations guides, installation guides and other documents.

For an $8 billion leading provider of financial and news information, Innodata aggregates public source documentation from a variety of government agencies, which it transforms, analyzes and extracts in order to support a real-time, high-value information product.

For a leading wholesale textbook distributor, Innodata provides support and maintenance for its digital book platform, including its customizable bookshelf and eReader applications and its conversion and fulfillment processes.

For a leading aerospace and defense client, Innodata provides ongoing maintenance for a content management system originally developed by Innodata that enables the client to publish and maintain customized technical documentation for each variant of the F-35 Joint Strike Fighter. The F-35 is a family of single-seat, single-engine multirole fighter aircraft used to perform ground attack, reconnaissance, and air defense missions with stealth capability. The technical documentation system enables content to be stored and managed as modular components that are combined into configuration-specific packages, and supports secure electronic delivery to portable devices.

Digital Content Supply Chain Strategy

Innodata works with clients at a strategic business and technology level to address business process and technology challenges related to digital content supply chain optimization and strategy. By aligning operations and technology with business goals, Innodata helps businesses accelerate new product development and introduction; control cost; consolidate and leverage technology investment; and obtain benefits of scale.

For a multinational information services company, we worked in conjunction with a client’s internal teams to design new content architectures and implement new content technologies that enabled the client to migrate its operations away from process and technologies designed primarily for print output to new processes and technologies that were designed around the nature of the content itself and supported multiple simultaneous delivery channels.

A global information company had acquired two businesses that each collected, processed and managed some of the same public law content. The company recognized the opportunity to reduce cost by consolidating the processing of this overlapping content. To accomplish this cost savings, we implemented a new, consolidated workflow system using Alfresco and jBPM which provided a common framework for content reuse, while enabling content enrichment processes to be performed by external and internal resources in a fully managed environment.

For a publisher of legal treatises and practice guides and provider of on-demand learning, Innodata created a future-state vision of operational workflows required to support an increasing array of technologies and online products. This future-state vision included recommendations regarding process improvements and new technologies.

Innodata Advanced Data Solutions (IADS) Segment

Many enterprises are embracing new digital information technologies and workflow processes within their operations in order to improve internal decision-support systems. We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. We believe that by creating and commercializing innovative business strategies and technology solutions we will be able to accelerate our growth and reduce our revenue volatility.

IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2012 we owned 77% of Synodex and 94% of docGenix, both limited liability companies. These subsidiaries are in a developmental stage and reported minimal revenues in 2012. During the fiscal year ended December 31, 2012, we incurred approximately $7.5 million in pre-operating development expenses and approximately $2.0 million in related capital expenses for the development of our Synodex and docGenix businesses, and we wrote off the assets of docGenix and recorded an impairment charge of $0.5 million. The existing docGenix product and service offering has not gained traction in the market place beyond its initial clients, and we will need to revise our docGenix product and services in response. We intend to continue to invest in Synodex and docGenix in the immediate future at the combined rate of $1.5-$2 million per quarter.

The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way so as to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and piloted its APS.Extract™ product for specific use with life, disability and long-term care insurance underwriting and claims and has cultivated a large number of interested clients in both the U.S. and the U.K. Most recently, Synodex launched its Synodex.Connect™ platform to facilitate digital data exchange for underwriting workflows between independent brokers and insurance carriers, including delivery of Synodex’s APS.Extract data and reports. Synodex began unpaid pilot activities for clients in the fourth quarter of 2012.

The main focus of the docGenix business is the extraction and classification of data from unstructured legal documents in order to improve an organization’s ability to analyze documentation and feed actionable data to downstream applications.

As an example of our docGenix service, Innodata provided a leading global investment company a new content management system for its complex derivatives agreements. The company is party to more than 5,000 derivative contracts where the impact of market changes and the counterparty and collateral changes require daily verification and analysis. Conducting this research was slow and resource-intensive because contract creation, storage and retrieval processes were all still paper or image based. Using Innodata’s system, these complex documents are transformed into machine readable, computer-addressable data that is downstreamed to risk collateral and other mission-critical systems, and users can perform multi-dimensional, complex queries in minutes.

Our Global Operations

We provide our services using a globally distributed workforce utilizing advanced technologies which automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our production facilities are ISO 27001 certified and our production facilities located in India, the Philippines and Sri Lanka are SSAE 16 Type II certified. Our production facilities comply with the requirements of the United States’ Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA). Innodata is a U.S. Safe Harbor registered entity adhering to both the European Union and the Switzerland Safe Harbor Frameworks on the protection of personal data. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including managed firewalls and intrusion services.

For our data extraction services, we maintain staff in a wide spectrum of disciplines, including medicine, law, engineering, management, finance, science and the humanities.

Our services are organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a supportive operations focus.

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

Our sales staff, program managers and consultants operate primarily from our North American and European locations, as well as from client sites.

Our Opportunity

Rapid changes in digital content technologies have created the need for all sorts of companies to refashion their product offerings and their operations. Media, publishing and information services companies contend with new monetization models, delivery platforms, and channels. They seek to develop new digital products as print product revenue wanes; to broaden their markets by distributing content over the iPad®, iPhone® and other portable devices; and to monetize existing content in new, highly targeted custom products through flexible reuse and repurposing.

Meanwhile, for enterprises that rely on content to support operations, this shift to digital technology offers opportunities to improve internal decision support and risk mitigation in complex data operations by harnessing the power of machine-readable, digital data to drive improved decision support. For enterprises that rely on content to support products, this shift to digital technology offers opportunities to create and manage content more efficiently, while at the same time distributing content through an increased number of channels.

As a result, media, publishing and information services companies, and content-intensive enterprises, are increasingly relying on service providers, such as Innodata, to provide digital content-related services.

Clients

Two clients each generated more than 10% of our revenues in the fiscal year ended 2012. Revenues from Apple Inc. (“Apple”) were approximately $25.7 million, or 30% of total revenues, and revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $9.6 million or 11% of total revenues. No other client generated more than 10% of our revenues in 2012. These two clients together generated approximately 41%, 31% and 17% of our total revenues in the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 24%, 30% and 33% of our total revenues for these respective fiscal years.

We have long-standing relationships with many of our clients, and we have provided services to one of the two clients mentioned in the preceding paragraph for over ten years. Our track record of delivering high-quality services helps us to solidify client relationships. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after our initial engagement with them.

Our contractual arrangements with Apple during calendar year 2012 consisted of a master services agreement (“MSA”) and two statements of work (“SOWs”). The MSA and SOWs automatically renew on a monthly basis unless terminated by either party for convenience on 60 days’ prior notice with respect to the MSA and one SOW, and on 30 days’ prior notice with respect to the second SOW. The MSA may be terminated by either Apple or the Company for material breach, failure to meet service levels, or insolvency related events that that are not cured during a 30-day notice period, or, if the material breach is incapable of cure, immediately on written notice. Apple may also terminate the MSA in the event of a force majeure that materially affects performance and lasts for more than 30 days. The SOWs may be terminated by either party for “cause” on 30 days’ notice (0 days’ notice if the “cause” is incurable), and without “cause” on 60 days’ notice with respect to one SOW and 30 days’ notice with respect to the second SOW. The MSA also contains confidentiality, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients during 2012 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two of the MSAs have indefinite terms, a third has a term that ends in February 2014, and the fourth has a term that ends on the later of September 2015 or the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate their SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate two of the MSAs on notice periods of 180 days, and a third on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject solely to their requirements.

Competitive Strengths

Our expertise in digital content.  We are primarily focused on helping clients across multiple vertical industries to use digital data to build new kinds of products, to reduce costs and to improve decision-support.

Our focus on quality.   We have achieved a reputation within our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we operate. Our quality teams are compliant and certified to the ISO 9001:2008 quality management system standards.

Our global delivery model.   We have operations in seven countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results. Our production centers are ISO 9001:2008 certified and we have an enterprise-wide ISO 27001 certification.

Our proven track record and reputation.   By consistently providing high-quality services, we have achieved a track record of client successes. This track record is reflected in our reputation as a leading service provider within the media, publishing and information services sector. Our reputation and brand connote an assurance of expertise, quality execution and risk mitigation.

Our focus on technology and engineering innovation.   Our engineering and IT teams integrate proprietary and best-in-class third party tools into our workflows to drive as much automation as possible. In addition, our engineering and IT teams provide services directly to our clients, helping them achieve improved efficiencies within their own operations.

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

Our ability to scale.   We have demonstrated the ability to expand our teams and facilities to meet the needs of our clients. By virtue of the significant numbers of professional staff working on projects, we are able to build teams for new engagements quickly. We have also demonstrated the ability to hire and train staff quickly in order to service diverse and often large-scale needs of our clients.

Our internal infrastructure.   We utilize established facilities, technology and communications infrastructure to support our business model.  We own and operate some of the most advanced content production facilities in the world, which are linked by multi-redundant data connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks and data centers – is configured with industry standard redundancy, often with more than one backup to ensure 24x7 availability.  Our infrastructure is built to accommodate advanced tools, processes and technologies that support our content and technical experts. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including managed firewalls and intrusion services.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily out of our corporate headquarters in Hackensack, New Jersey, just outside New York City, and our Dallas, Texas office. During 2012, we had five executive-level business development and marketing professionals and approximately 20 sales personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

Our sales professionals identify and qualify prospects, securing direct personal access to decision makers at existing and prospective clients. They facilitate interactions between client personnel and our service teams to define ways in which we can assist clients with their goals. For each prospective client engagement, we assemble a team of our senior employees drawn from various disciplines within our Company. The team members assume assigned roles in a formalized process, using their combined knowledge and experience to understand the client’s goals and collaborate with the client on a solution.

Sales activities include the design and generation of presentations and proposals, account and client relationship management and the organization of account activities.

Personnel from our solutions analysis group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level support to our clients.

Our marketing organization is responsible for developing and increasing the visibility and awareness of our brand and our service offerings, defining and communicating our value proposition, generating qualified, early-stage leads and furnishing effective sales support tools.

As part of our marketing strategy we partner with media organizations to build awareness, establish a reputation as an industry thought leader and generate leads. Media partners include trade associations and publications, trade show producers and consulting organizations. These partnerships are particularly valuable in enterprise industries as we build our presence among digital content leaders and decision makers.

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

Research and Development

We did not incur any research and development costs in any of the three years ended December 31, 2012, 2011 or 2010.

Competition

The market for publishing services and related services is highly competitive, fragmented and intense. Our major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital. We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

We compete by offering high-quality services and favorable pricing that leverages our technical skills, IT infrastructure, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically challenging are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have an additional office in Dallas, Texas. We have eight production facilities in the Philippines, India, Sri Lanka and Israel.

Employees

As of December 31, 2012, we employed approximately 60 persons in the United States and Europe, and over 6,000 persons in eight global delivery centers in the Philippines, India, Sri Lanka and Israel. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-8000. Our website is www.innodata.com, and information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Our top two clients generated approximately 41%, 30% and 17% of the Company’s total revenues in the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Another client accounted for less than 10% of our total revenues for the year ended December 31, 2012, but for 14% and 10% of our total revenues for the years ended December 31, 2011 and 2010, respectively. One other client accounted for less than 10% of our total revenues for the years ended December 31, 2012 and 2011, but for 11% of our total revenues for the year ended December 31, 2010. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2012, 2011 and 2010, revenues from non-US clients accounted for 24%, 30% and 33%, respectively, of the Company's revenues. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. If the volume of work performed for our major clients varies, or if the services they require from us change, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

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

The Synodex and docGenix subsidiaries in our IADS segment are early stage companies and have incurred net losses to date.

We have invested significant amounts in our Synodex and docGenix subsidiaries in our IADS segment. Our total 2012 investment in Synodex and docGenix was $9.5 million, consisting of $7.5 million in operating expenses and $2 million in capital expenditures. These subsidiaries generated approximately $1.2 million in revenues and incurred a net loss of $6.3 million, net of inter-segment profits, during 2012, and we wrote off the assets of docGenix and recorded an impairment charge of $0.5 million. The existing docGenix product and service offering has not gained traction in the market place beyond its initial clients, and we will need to revise our docGenix product and services in response. We intend to continue to invest in Synodex and docGenix in the immediate future at the combined rate of $1.5-$2 million per quarter. These subsidiaries are still subject to the risks and uncertainties of early stage companies, and there can be no assurance that these subsidiaries will be viable. We have no prior experience in selling these IADS services and we are dependent on a small group of skilled personnel. Failure to generate revenues and margins could have an adverse effect on our result of operations and financial condition.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

We may pursue new acquisitions, joint ventures or engage in strategic investments or partnerships to grow and enhance our capabilities. We cannot assure that we will successfully consummate any acquisitions or joint ventures, or profit by strategic investments, or achieve desired financial and operating results. Further, such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration with our current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any such venture we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2012, 55% or $7.9 million, of our accounts receivable was due from four clients. See “Liquidity and Capital Resources.”

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $15,000 in the first quarter of 2011 to a profit of approximately $3.4 million in the first quarter of 2012.

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

Over the past few years, we have experienced wage inflation in the Asian countries where we have the majority of our operations. In addition, we have recently experienced adverse fluctuations in foreign currency exchange rates. These global events have put pressure on our profitability and our margins. Although we have tried to partially offset wage increases and foreign currency fluctuations through price increases and improving our efficiency, we cannot ensure that we may be able to continue to do so in the future, which would negatively impact our results of operations.

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

We rely upon certain software that we license from third parties, including software integrated with our internally developed software used in the provision of our services. These third-party software licenses may not continue to be available to us on commercially reasonable or competitive terms, if at all. The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in the provision of our services until we develop, identify, license and integrate equivalent software. Any delay in the provision of our services could damage our business and adversely affect our results of operations. In addition, for our Synodex and docGenix subsidiaries of our IADS segment, we utilize third party data centers to serve our clients and generate revenues. Any disruption in provision of services from these data centers could result in loss of revenues, client dissatisfaction and loss of clients.

We compete in highly competitive markets for our Content Services segment that have low barriers to entry.

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

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights include certain trademarks and trade secrets, which are important assets for our business. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. In addition, various events outside of our control pose a threat to our intellectual property rights as well as to our business.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is significant. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The outsourcing industry relies on large numbers of skilled employees. Our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees. Our performance largely depends on the talents and efforts of highly skilled individuals including our executives and key sales personnel. The outsourcing industry, including our Company, experiences high employee attrition. Increased competition for these professionals, in the outsourcing industry or otherwise, could have an adverse effect on us. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity.

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

We use a distributed global resource model. Our onshore workforce provides services from our North American and European offices, as well as from client sites; and our offshore workforce provides services from our eight overseas production facilities in the Philippines, India, Sri Lanka and Israel. All our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

A material breach in security relating to our information systems could adversely affect us.

Even though we have implemented network security measures, our servers may be vulnerable to computer viruses, cyber-attacks, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of the events described above could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy laws or contracts, each of which could have a material adverse effect on our financial position and results of operations.

Governmental and client focus on data security could increase our costs of operations. In addition, any incidents in which we fail to protect our clients' information against security breaches could result in monetary damages against us, termination of our engagement by our client, and may adversely impact our results of operations.

Certain laws and regulations regarding data privacy and security affecting our clients impose requirements regarding the privacy and security of information maintained by these clients, as well as notification to persons whose personal information is accessed by an unauthorized third party. As a result of any continuing legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. In addition, as part of the service we perform, we have access to confidential client data, including sensitive personal data and individuals protected health information. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the Data Protection Act 1988, Health Insurance Portability and Accountability Act of 1996 as amended (including by the Health Information Technology for economic and Clinical Health Act and various other laws governing the protection of individually identifiable information. We may also be bound by certain client agreements to use and disclose the confidential client information in a manner consistent with the privacy standards under regulations applicable to such client. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

If client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, or if any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, we may have substantial liabilities to our clients. Any incidents with respect to the handling of such information could involve us in litigation or indemnification claims with our clients and other parties. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.

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

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the dollar could increase the dollar cost of our operations and therefore adversely affect our results of operations.

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Continuing inflation and significant fluctuations in the peso and rupee against the dollar could adversely affect our results of operations.

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to the continual examination by tax authorities in India and in the Philippines, and the Company assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from what is reflected in historical income tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, net income or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, it could have an adverse impact on our financial results.

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

If tax authorities in any of the jurisdictions in which we operate contest the manner in which we allocate our profits, our net income could decrease.

Substantially all of the services we provide to our clients are provided by our Asian subsidiaries located in a different jurisdiction. Tax authorities in some of these jurisdictions have from time to time challenged the manner in which we allocate our profits among our subsidiaries, and we may not prevail in this type of challenge. If such a challenge were successful, our worldwide effective tax rate could increase, thereby decreasing our net income.

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

We indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of our foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. At December 31, 2012 we had cash and cash equivalents of $25.4 million, of which $15.1 million was held by our foreign subsidiaries, and short term investments of $3.1 million which was entirely held by our operating foreign subsidiaries located in Asia. A significant portion of the amounts held outside of the Unites States could be repatriated to the United States, but under current law, would be subject to Unites States federal income taxes, less applicable foreign tax credit. While we have no plans to remit the funds, events may occur in the future that could effectively force us to change our current intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2012. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

President Obama’s administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned overseas. Although, several of these proposals were not enacted into law, Congress could consider any of these measures at any time. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and could have a material adverse effect on our business, results of operations and financial condition.

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

Political uncertainty, political unrest, terrorism, and natural calamities in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those regions, which in turn could disrupt our business and adversely impact our results of operations and financial condition.

We conduct the majority of our production operations in the Philippines, India, Sri Lanka and Israel. These countries and regions remain vulnerable to disruptions from political uncertainty, political unrest and terrorist acts.

Any damage to our network and/or information systems would damage our ability to provide service, in whole or in part, and/or otherwise damage our operation  and could have an adverse effect on our business, financial condition or results of operations. Further political tensions brought about by any of these groups and escalation of hostilities could adversely affect our operations based in these countries and therefore adversely affect our revenues and results of operations. We have significant amount of cash and cash equivalent and short term investments that are held by our operating foreign subsidiaries located in Asia. Any political uncertainly, unrest or disruption in any of these countries where we have our operations may not enable us to have access to these assets, which in turn could disrupt our business and financial condition.

Terrorist attacks or a war could adversely affect our results of operations.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States and the attacks in Mumbai, India in November 2008, and other acts of violence or war, such as the conflict in Iraq, Syria and a few other countries could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, these attacks may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

We are the subject of continuing litigation, including litigation by certain of our former employees.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.5 million. Based on consultation with legal counsel, we believe that recovery against Innodata Inc. is nevertheless unlikely.

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

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

Although we are committed to maintaining high standards of corporate governance and public disclosure, and complying with evolving laws, regulations and standards, if we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

We had a material weakness in internal control over financial reporting for the year ended December 31, 2012 and cannot assure you that additional material weaknesses will not be identified in the future.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2012 in accounting for certain non-routine transactions. We intend to implement further enhancements to our internal control to detect or prevent such errors from occurring in the future. Our failure to successfully remediate a material weakness could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. We expect that our earnings, if any, will be used to finance our growth.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters, our Dallas, Texas office, and eight overseas production facilities in the Philippines, India, Sri Lanka and Israel, all of which are leased. The square footage of all our leased properties totals approximately 400,000.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.5 million. Based on consultation with legal counsel, we believe that recovery against Innodata Inc. is nevertheless unlikely.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on the Nasdaq National Market System under the symbol “INOD.” On February 4, 2013, there were 91 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 3,443.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2012.

	Common Stock
	Sale Prices
2011	High	Low

First Quarter	$3.06	$2.30

Second Quarter	2.85	2.24

Third Quarter	3.30	2.54

Fourth Quarter	4.39	2.72

2012	High	Low

First Quarter	$6.24	$3.65

Second Quarter	7.25	4.90

Third Quarter	7.35	3.18

Fourth Quarter	4.24	2.80

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2012:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,986,000	$2.75	1,024,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,986,000	$2.75	1,024,000

(1) 2009 Stock Plan, approved by the stockholders, see Note 8 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

There were no repurchases of equity securities during the year.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. As of December 31, 2011, we repurchased 758,000 shares of our common stock representing almost the entire June 2010 authorization. In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program. We did not repurchase any shares of our common stock under the September 2011 authorization.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2012.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2012, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$86,591	$73,942	$61,513	$76,711	$73,175
Operating costs and expenses
Direct operating expenses	57,382	50,176	47,284	52,143	51,347
Selling and administrative expenses	22,189	19,082	15,659	16,318	16,486
Impairment charge	505	-	-	-	-
	80,076	69,258	62,943	68,461	67,833

Income (loss) from operations	6,515	4,684	(1,430)	8,250	5,342
Interest income – net	(324)	(587)	(215)	(30)	(206)

Income (loss) before provision for (benefit from) income taxes	6,839	5,271	(1,215)	8,280	5,548
Provision for (benefit from) income taxes	1,150	1,361	(468)	967	(1,110)
Net income (loss)	5,689	3,910	(747)	7,313	6,658
Loss attributable to non-controlling interests	1,784	561	-	-	-

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7,473	$4,471	$(747)	$7,313	$6,658

Income (loss) per share attributable to Innodata Inc. and Subsidiaries
Basic	$0.30	$0.18	$(.03)	$.30	$.27
Diluted	$0.28	$0.18	$(.03)	$.28	$.26
Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)

BALANCE SHEET DATA:

Working capital	$32,784	$28,148	$26,088	$32,589	$21,881

Total assets	$66,181	$59,397	$52,247	$53,565	$44,459

Long term obligations	$3,374	$2,944	$1,604	$1,199	$1,671

Stockholders’ equity	$50,509	$41,168	$39,438	$40,985	$29,262

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

Executive Overview

We are a global provider of business process, information technology (IT) and professional services that are focused on digital enablement. We operate in two reporting segment: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2012:

(Dollars in millions)

	Years Ended December 31,
	2012	% of revenue	2011	% of revenue	2010	% of revenue

Revenues	$86.6	100.0%	$73.9	100.0%	$61.5	100.0%
Direct operating costs	57.4	66.3%	50.1	67.8%	47.3	76.9%
Selling and administrative expenses	22.2	25.6%	19.1	25.8%	15.6	25.4%
Impairment charge	0.5	0.9%	-	-	-	-
Income (loss) from operations	6.5	7.5%	4.7	6.4%	(1.4)	-2.3%
Other income	(0.3)		(0.6)		(0.2)
Income (loss) before provision for
(benefit from) income taxes	6.8		5.3		(1.2)
Provision for (benefit from) income taxes	1.2		1.4		(0.5)
Net income (loss)	5.7		3.9		(0.7)
Loss attributable to non-controlling interest	1.8		0.6		-
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7.5		$4.5		$(0.7)

Revenues

We price our services based on the quantity delivered or resources utilized, and we recognize revenue in the period in which the services are performed and delivered. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to financial services institutions. As of December 31, 2012, we own 77% of Synodex, a limited liability company, and 94% of docGenix, a limited liability company. The subsidiaries are at an early stage of development, and reported minimal revenues in 2012. There were no revenues in 2011.

Our top two clients generated approximately 41%, 30% and 17% of the Company’s total revenues in the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Another client accounted for less than 10% of our total revenues for the year ended December 31, 2012, but for 14% and 10% of our total revenues for the year ended December 31, 2011 and 2010, respectively. One other client accounted for less than 10% of our total revenues for the years ended December 31, 2012 and 2011, but for 11% of our total revenues for the year ended December 31, 2010. No other client accounted for 10% or more of revenues during these periods. Further, in the years ended December 31, 2012, 2011 and 2010, revenues from non-U.S. clients accounted for 24%, 30% and 33%, respectively, of the Company's revenues. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider. We may also experience significant volume fluctuation.

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

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Total revenues were $86.6 million for the year ended December 31, 2012, a 17% increase from the $73.9 million for the year ended December 31, 2011. Revenues from the Content Services segment were $85.4 million and $73.9 million for the years ended December 31, 2012 and 2011, respectively. Revenues from the IADS segment were $1.2 million for the year ended December 31, 2012. There were no revenues from the IADS segment for the year ended December 31, 2011.

The $11.4 million increase in the Content Services segment is principally attributable to higher revenues from e-book related services that we performed for one of our significant clients. We experienced sequential declines in revenue from this client in the last three quarters of 2012.

Our top two clients generated $35 million or 41% and $22.2 million or 30% of our total revenues in the fiscal years ended December 31, 2012 and 2011, respectively. Another client accounted for less than 10% of our total revenues for the year ended December 31, 2012, but for 14% of our total revenues for the year ended December 31, 2011. No other client accounted for 10% or more of revenues during these periods.

Further, in the years ended December 31, 2012 and 2011, revenues from non-U.S. clients accounted for 24% and 30%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were approximately $57.4 million and $50.2 million for years ended December 31, 2012 and 2011, respectively, an increase of $7.2 million or approximately 14%. Direct operating costs for the Content Services segment were $53.3 million and $49.6 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.7 million or approximately 7%. Direct operating costs for the IADS segment were approximately $4.1 million and $0.6 million for the respective periods, net of intersegment profits.

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

The increase in direct operating costs for the IADS segment represents production costs for initial engagements, increase in production labor costs to perform pilot engagements and facility overhead costs for our new delivery center in Asia.

Direct operating costs as a percentage of total revenues declined to 66% for the year ended December 31, 2012 compared to 68% for the year ended December 31, 2011. Direct operating costs for the Content Services segment as a percentage of Content Services segment revenues were approximately 62% for the year ended December 31, 2012, compared to 67% for the year ended December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $22.2 million and $19.1 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.1 million, or approximately 16%. Selling and administrative costs for the Content Services segment were $19.3 million and $17.5 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $2.9 million and $1.6 million, net of intersegment profits.

The increase in selling and administrative expenses for the Content Services segment for the year ended December 31, 2012 is principally attributable to compensation costs of new hires, wage increases and an increase in other miscellaneous administrative costs. During the year ended December 31, 2011, we recorded approximately $0.5 million from the recovery of bad debts from a previously fully reserved account receivable.

Selling and administrative expenses for the Content Services segment, as a percentage of Content Services segment revenues, declined to 23% for the year ended December 31, 2012, from 24% for the year ended 2011, and this was primarily as a result of higher revenues.

The $1.3 million increase in selling and administrative expenses for the IADS segment is primarily attributable to compensation costs of new personnel hired for sales and marketing and increases in other administrative costs.

Impairment Charge

docGenix provided services to three clients in 2012 and we expect to continue to provide services to some of these clients in 2013. The existing docGenix product and service offering did not gain traction in the market place beyond its initial clients. In order to reach a broader market we will need to revise our approach from that represented by the existing product and service. As a result in the fourth quarter of 2012, we evaluated the carrying value of the fixed assets of our docGenix subsidiary compared to its fair value and concluded that the carrying value exceeds its fair value. This resulted in an impairment charge of $0.5 million.

Restructuring Costs

In the second half of 2012, we restructured our operations, and recorded a one-time charge of approximately $0.2 million ($0.1 million in direct operating costs and $0.1 million in selling, general and administrative costs) representing severance and other personnel-related expenses. We expect cost savings of approximately $3.0 million per year from this restructuring activity.

Income Taxes

For the year ended December 31, 2012, our U.S. entity recorded a benefit from income tax on account of losses incurred by our U.S. entity. With respect to our foreign subsidiaries, we recorded a provision for income taxes in accordance with the local tax regulations. As some of our foreign subsidiaries are subject to tax holidays or preferential tax rates, our overall effective tax rate was lower compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the year ended December 31, 2011, we recorded a provision for income taxes for the U.S. entity and certain, but not all of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

The effective tax rate at 17% was lower for the year ended December 31, 2012 compared to 26% for the year ended December 31, 2011 as the income attributable to our higher tax jurisdictions was lower.

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. If such earnings were to be distributed, we could be subject to United States income taxes that may not be fully offset by foreign tax credits. Determination at this time, of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings, expectation of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2012 and 2011, we had no valuation allowance on our deferred tax assets.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of our Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2012, for the fiscal tax year ended March 31, 2003. We disagree with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in our favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which we filed an application to defend the case and we intend to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $340,000 and $345,000, including interest through December 31, 2012, for the fiscal years ended March 31, 2005 and 2006, respectively. We disagree with the basis of these tax assessments, have filed an appeal against the assessments, and we intend to contest the assessment vigorously. In January 2012, the Indian subsidiary received a final tax assessment approximately $1.1 million, including interest, for the fiscal year ended March 31, 2008 from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against the assessment. Due to this assessment, we recorded a tax provision amounting to $323,000 including interest through December 31, 2012. Based on recent experience and the current development, we believe that the tax provision of $323,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As we are continually subject to tax audits by the Indian Bureau of Taxation, we have assessed the likelihood of an unfavorable assessment for all fiscal years where we are not subject to a final tax assessment as of December 31, 2012, and have recorded an additional tax provision amounting to approximately $1.0 million including interest through December 31, 2012. In January 2013, one of our Philippine subsidiaries received an informal tax assessment for an amount totaling $3.8 million for the year ended December 31, 2009. Although, we have not yet received formal notice of this assessment, we have had a discussion with the tax examiner. Based on this discussion, we believe that it is reasonably likely that we will be successful in contesting the assessment. Accordingly, we recorded no tax provision on said informal tax assessment. In addition, we will continuously monitor the outcome and will record an appropriate tax provision in the event there is any change in circumstances.

We had unrecognized tax benefits of $2.4 million and $2.3 million at December 31, 2012 and 2011, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.7 million and $0.6 million at December 31, 2012 and 2011, respectively. The unrecognized tax benefits as of December 31, 2012 and 2011, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Income

We generated net income of $7.5 million in the year ended December 31, 2012 compared to $4.5 million in the year ended December 31, 2011. Net income for the Content Services segment was $13.8 million for the year ended December 31, 2012 compared to $6.7 million for the year ended December 31, 2011. The significant increase in net income for the Content Services segment was primarily due to an increase in gross margins resulting from higher revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to compensation costs of new hires, wage increases and an increase in other administrative costs. A lower provision for income taxes and higher losses attributable to non-controlling interests in the year ended December 31, 2012 compared to year ended December 31, 2011 also contributed to an increase in net income. Net loss for the IADS segment was $6.3 million for the year ended December 31, 2012 compared to $2.2 million for the year ended December 31, 2011, net of intersegment profits. The increase in net loss was principally on account of new personnel hired for operations, and sales and marketing, increase in facility overhead costs and other administrative costs, and a $0.5 million impairment charge for our docGenix subsidiary.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Revenues were $73.9 million for the year ended December 31, 2011 compared to $61.5 million for the year ended December 31, 2010, an increase of $12.4 million or approximately 20%. The $12.4 million increase in revenues is principally attributable to higher revenues from our e-book-related services that we perform for one of our larger clients and revenue from analytics services that we perform for a major accounting firm.

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

Direct Operating Costs

Direct operating costs were approximately $50.2 million and $47.3 million for the years ended December 31, 2011 and 2010, respectively, an increase of $2.9 million or approximately 6%.

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

Selling and Administrative Expenses

Selling and administrative expenses were $19.1 million and $15.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of $3.4 million or 22%. Selling and administrative expenses as a percentage of revenues was 26% for the year ended December 31, 2011 and 25% for the year ended December 31, 2010.

The increase in selling and administrative expenses for the year ended December 31, 2011 is principally attributable to compensation costs of new personnel hired for sales and marketing, severance costs of $0.4 million, increases in variable employee incentives and $1.6 million on account of our continued investments for the IADS segment, which includes approximately $0.3 million incurred towards professional fees for creating best-in-class information and a data security environment for the IADS segment.

Excluding the $1.6 million start-up costs incurred for the IADS segment, selling and administrative expenses would have increased by approximately 11% in 2011 as compared to 2010 and, as a percentage of revenues, would have been approximately 23% in 2011, compared to 25% in 2010.

Income Taxes

For the year ended December 31, 2011, we recorded a provision for income taxes primarily for our foreign subsidiaries, which was partially offset by a tax benefit recorded for the U.S. entity. The benefit from income tax recorded by the U.S. entity resulted from losses incurred by the U.S. entity during the year ended December 31, 2011. These losses were incurred primarily on account of start-up costs incurred for the IADS segment, with no associated revenue in 2011. Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced. Certain overseas income is not subject to tax in the U.S. unless repatriated.

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

Net Income (Loss)

We generated net income of $4.5 million in 2011 compared with a net loss of $0.7 million in 2010. The change was primarily attributable to an increase in gross margins resulting from an increase in revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by unfavorable foreign exchange rates, an increase in selling and administrative expenses primarily due to hiring of new sales and marketing personnel, and an increase in variable employee incentives, and start-up costs incurred for the IADS segment amounting to $2.7 million. The change in net income also reflects an increase in interest income and an increase in the tax provision in 2011 compared to a tax benefit recorded in 2010.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2012	2011	2010

Cash and cash equivalents	$25,425	$11,389	$14,120
Short term investments	3,091	5,828	13,875
Working capital	32,784	28,148	26,088

At December 31, 2012 we had cash and cash equivalents of $25.4 million, of which $15.1 million was held by our foreign subsidiaries, and short term investments of $3.1 million which was entirely held by our operating foreign subsidiaries located in Asia. A significant portion of the amounts held outside of the Unites States could be repatriated to the United States, but under current law, would be subject to Unites States federal income taxes, less applicable foreign tax credit. However, our intent is to permanently reinvest these funds outside the Unites States.

We have used, and plan to use, our existing cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; (iii) possible business acquisitions; and (iv) continuing investments in IADS. As of December 31, 2012, we had no third party debt and had working capital of approximately $32.8 million compared to working capital of approximately $28.1 million at December 31, 2011. We do not anticipate any near-term liquidity issues. Cash balances are held in bank deposits at leading U.S. and foreign commercial banks.

Net Cash Provided By (Used in) Operating Activities

Cash provided by our operating activities in 2012 was $17.8 million, resulting from net income of $5.7 million, adjustments for non-cash items of $5.3 million, and $6.8 million provided for working capital. Adjustments for non-cash items principally consisted of $3.9 million for depreciation and amortization, stock compensation expense of $1.0 million and an impairment charge of approximately $0.5 million relating to the IADS segment. Working capital activities primarily consisted of a source of cash of $7.4 million as a result of a decrease in accounts receivable, use of cash of $0.7 million from an increase in other assets, use of cash of $0.4 million from an increase in income and other taxes, partially offset by a source of cash of $0.5 million for prepaid expenses and other current assets.

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

Cash provided by our operating activities in 2010 was $4.9 million, resulting from a net loss of $0.7 million, adjustments for non-cash items of $2.4 million, and $3.2 million provided from working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, a $0.3 million reversal of a provision for doubtful accounts, primarily resulting from collections from one of our clients, for which we recorded a provision of $1.2 million in 2009, $1.6 million for a net change in deferred taxes and $0.4 million for pension costs. Working capital activities primarily consisted of a source of cash of $3.7 million as a result of net collections on accounts receivable, a use of cash of $0.7 million for an increase in other assets, a use of cash amounting to $0.4 million for a decline in accounts payable, and a source of cash of $0.9 million for income and other taxes.

At December 31, 2012, our days’ sales outstanding were approximately 76 days as compared to 74 days as of December 31, 2011 and 60 days as of December 31, 2010. The increase in our days’ sales outstanding is primarily on account of a significant growth in revenue from one of our large clients. This client is a large company with a strong balance sheet.

Net Cash Provided by (Used in) Investing Activities

During 2012, 2011 and 2010, cash used in our investing activities for capital expenditures were $6.8 million, $5.9 million and $1.9 million, respectively. Capital spending in 2012 for Content Services segment was $5 million that principally consisted of purchases of technology equipment, including workstations, computer software and leasehold improvements, and to establish a new delivery center in Asia. Capital spending in 2012 for the IADS segment was $1.8 million that included costs incurred to develop our proprietary software platform, tools and technology. Capital spending in 2011 principally consisted of the purchases of technology equipment including workstations, computer software and leasehold improvements. Also included within capital expenditures are costs incurred to acquire and develop computer software and platform for the IADS segment amounting to $2.0 million and to establish two new delivery centers in Asia. Capital spending in 2010 related principally to technology equipment and computer software. During 2013, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades, development of proprietary software platform, tools and technologies for both CS and IADS will approximate $5.0 to $6.0 million, a portion of which we may finance. Also, included in the investing activities during the year ended December 31, 2012 and 2011 is the sale of short-term and long-term investments primarily representing proceeds on the maturity of certificates of deposit in amounts of $2.7 million and $8.0 million, respectively. During the year ended December 31, 2010, we purchased short-term and long-term investments consisting of $13.9 million of certificates of deposit.

Net Cash Provided by (Used in) Financing Activities

Payment of long term obligations approximated $0.2 million, $0.6 million and $0.7 million for 2012, 2011 and 2010, respectively. Proceeds from the exercise of stock options for the year ended December 31, 2012 were $0.6 million. There were no stock option exercises during the years ended December 31, 2011 and 2010.

In June 2010, we announced that our Board of Directors authorized the repurchase of up to $2.1 million of our common stock. In 2010 we acquired 264,000 shares of our common stock for approximately $0.8 million, at a volume-weighted average price of $2.89 per share. During the year ended December 31, 2011, we repurchased 494,000 additional shares of our common stock at a cost of approximately $1.3 million, at a volume-weighted average price of $2.69 per share. As of September 2011, we repurchased 758,000 shares of our common stock representing almost the entire June 2010 authorization. In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. We did not repurchase any shares of our common stock under the September 2011 authorization.

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. based operating expenses in the Philippines, India and Israel. Our U.S. entity has historically funded expenditures for our foreign subsidiaries. We are exposed to foreign exchange risk and therefore we use foreign currency forward contracts to mitigate our exposure to fluctuating future cash flows arising from changes in foreign exchange rates. We may continue to enter into these or other such instruments in the future, to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies. In addition to our exposure to future cash flows, a significant portion of our cash and cash equivalents and short term investments are held by our operating foreign subsidiaries and therefore we are exposed to foreign exchange risk on such cash and cash equivalents and short term investments arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets, however, we may do so in the future.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of December 31, 2012.

We believe that our existing cash and cash equivalents, short-term and long-term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future. We have historically funded our foreign expenditures from our U.S. Corporate headquarters on an as-needed basis.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2012, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$32	$32	$-	$-	$-
Vendor obligations	470	470	-	-	-
Non-cancelable operating leases	10,824	1,850	3,804	2,753	2,417

Total contractual cash obligations	$11,326	$2,352	$3,804	$2,753	$2,417

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

Allowance for Doubtful Accounts

We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our clients, adjusting credit terms when management believes appropriate, based upon payment history and an assessment of their current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we would have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be necessary.

Revenue Recognition

Revenue is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met.

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2012. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

Long-lived Assets

We assess the recoverability of long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) a significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  We make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

In the impairment review conducted by us, the carrying value of the fixed assets of our docGenix subsidiary exceeded its fair value. We recorded an impairment charge of $0.5 million for the year ended December 31, 2012. No impairment charges were recorded for the years ended December 31, 2011 and 2010.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Change in valuation allowance from period to period is included in our tax provision in the period of change. We indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “ income tax expense” in our consolidated statement of operations and comprehensive income.

Goodwill and Other Intangible Assets

We test goodwill annually for impairment using a two-step fair-value-based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2012, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors, employees and others who render services to the Company under the 2009 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $1.0 million, $0.8 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Pensions

Most of our non-U.S. subsidiaries provide for government mandated defined pension benefits covering those employees who meet certain eligibility requirements. Pension assumptions are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions – discount rate and rate of increase in compensation levels – are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan and a country-specific basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with generally accepted accounting principles, the impact of these differences are accumulated and amortized over future periods.

Recent Accounting Pronouncements

We adopted new guidance issued by the Financial Accounting Standards Board (FASB) by presenting total comprehensive income (loss) and the components of net income (loss) in one statement. The adoption of this guidance resulted only in a change in how we present other comprehensive income (loss) in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

In February 2013, the FASB issued guidance on comprehensive income which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate change market risk with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2012) plus 0.5% or LIBOR (0.20% at December 31, 2012) plus 2.5%. We have not borrowed under this line in 2012. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $32.3 million as of December 31, 2012. We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $2.9 million as of December 31, 2012. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $3.6 million as of December 31, 2012. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

As of December 31, 2012, our foreign locations held cash and short-term investments totaling approximately $18.2 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the existence of a material weakness, as described below.

We identified a control deficiency in the application of the Company’s internal controls within the financial statement close process; namely that the preparation and review process relating to the accounting for certain non-routine transactions was not effective and this led to an error in recording an adjustment attributable to a change in non-controlling interest in our docGenix subsidiary through the statement of operations and comprehensive income (loss) instead of recording it in the statement of stockholders' equity. This adjustment pertains to a one-time, non-routine, non-cash transaction which had no impact on the consolidated net income (loss), but had an impact on loss attributable to non-controlling interest and net income (loss) attributable to Innodata Inc. and subsidiaries. Although, the error was subsequently corrected, and is correctly reflected in the accompanying consolidated financial statements, we consider this deficiency to be a material weakness in our internal controls over financial reporting. The Company intends to implement further enhancements to its internal controls to detect or prevent such errors from occurring in the future.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited Innodata Inc.’s and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness in internal control relating to the accounting for certain non-routine transactions, which resulted in a material audit adjustment to the 2012 consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 15, 2013, on those financial statements.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and the related financial statement schedule, of Innodata Inc. and Subsidiaries and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/CohnReznick LLP

Roseland, New Jersey

March 15, 2013

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. The text of the Company’s code of ethics is posted on its website at www.innodata.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable Nasdaq and SEC requirements.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 15, 2013
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 15, 2013
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Todd Solomon	Director	March 15, 2013
Todd Solomon

/s/ Louise C. Forlenza	Director	March 15, 2013
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	March 15, 2013
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	March 15, 2013
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	March 15, 2013
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 15, 2013
Andargachew S. Zelleke

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Inc. and Subsidiaries as of December 31, 2012 and 2011, and their results of operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an adverse opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey

March 15, 2013

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(in thousands, except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$25,425	$11,389
Short term investments	3,091	5,828
Accounts receivable-net of allowance for doubtful accounts of $608 at December 31, 2012 and 2011	14,317	21,706
Prepaid expenses and other current assets	2,561	2,984
Deferred income taxes	1,104	1,934
Total current assets	46,498	43,841
Property and equipment, net	10,656	7,430
Other assets	3,504	3,565
Deferred income taxes	4,848	3,886
Goodwill	675	675
Total assets	$66,181	$59,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$1,528
Accrued expenses	2,482	4,345
Accrued salaries, wages and related benefits	6,584	6,596
Income and other taxes	2,155	2,576
Current portion of long term obligations	818	639
Deferred income taxes	57	9
Total current liabilities	13,714	15,693
Deferred income taxes	182	153
Long term obligations	3,374	2,944

Commitments and contingencies

Non-controlling interests	(1,598)	(561)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,435,000 shares issued and 24,889,000 outstanding at December 31, 2012; and 26,237,000 shares issued and 24,691,000 outstanding at December 31, 2011	264	262
Additional paid-in capital	22,140	21,338
Retained earnings	32,356	24,883
Accumulated other comprehensive income (loss)	37	(1,027)
	54,797	45,456
Less: treasury stock, 1,550,000 shares at December 31, 2012 and 1,546,000 at December 31, 2011, at cost	(4,288)	(4,288)
Total stockholders’ equity	50,509	41,168
Total liabilities and stockholders’ equity	$66,181	$59,397

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share amounts)

	2012	2011	2010

Revenues	$86,591	$73,942	$61,513

Operating costs and expenses
Direct operating costs	57,382	50,176	47,284
Selling and administrative expenses	22,189	19,082	15,659
Impairment charge	505	-	-
	80,076	69,258	62,943

Income (loss) from operations	6,515	4,684	(1,430)

Interest income - net	(324)	(587)	(215)

Income (loss) before provision for (benefit from) income taxes	6,839	5,271	(1,215)

Provision for (benefit from) income taxes	1,150	1,361	(468)

Net income (loss)	5,689	3,910	(747)

Loss attributable to non-controlling interests	1,784	561	-

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7,473	$4,471	$(747)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.30	$0.18	$(.03)
Diluted	$0.28	$0.18	$(.03)

Weighted average shares outstanding:
Basic	24,895	24,916	25,360
Diluted	26,232	25,103	25,360

Comprehensive Income (Loss):

Net income (loss) attributable to Innodata Inc. and Subsidiaries:	$7,473	$4,471	$(747)
Pension liability adjustment, net of taxes	(138)	(284)	(288)
Change in fair value of derivatives, net of taxes of $705, $(1,142) and $2 for the years ended December 31, 2012, 2011 and 2010, respectively	1,202	(1,945)	4

Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$8,537	$2,242	$(1,031)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2010	25,379	$262	$20,267	$21,159	$1,486	$(2,189)	$40,985

Net loss	-	-	-	(747)	-	-	(747)
Stock-based compensation	40	-	256		-	-	256
Pension liability adjustments, net of taxes	-	-	-	-	(288)	-	(288)
Change in fair value of derivatives, net of taxes	-	-	-	-	4	-	4
Purchase of treasury stock	(264)	-	-	-	-	(772)	(772)

December 31, 2010	25,155	262	20,523	20,412	1,202	(2,961)	39,438

Net income	-	-	-	4,471	-	-	4,471
Stock-based compensation	30	-	815	-	-	-	815
Pension liability adjustments, net of taxes	-	-	-	-	(284)	-	(284)
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,945)	-	(1,945)
Purchase of treasury stock	(494)	-	-	-	-	(1,327)	(1,327)

December 31, 2011	24,691	262	21,338	24,883	(1,027)	(4,288)	41,168

Net income	-	-	-	7,473	-	-	7,473
Stock-based compensation	-	-	977	-	-	-	977
Issuance of common stock upon exercise of stock options	202	2	572	-	-	-	574
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Acquisition of non-controlling interest			(747)				(747)
Pension liability adjustments, net of taxes	-	-	-	-	(138)	-	(138)
Change in fair value of derivatives, net of taxes	-	-	-	-	1,202	-	1,202

December 31, 2012	24,889	$264	$22,140	$32,356	$37	$(4,288)	$50,509

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010

Cash flow from operating activities:
Net income (loss)	$5,689	$3,910	$(747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,897	3,414	3,703
Recovery of doubtful accounts	-	(423)	(341)
Stock-based compensation	977	815	256
Deferred income taxes	(762)	(767)	(1,617)
Pension costs	668	501	382
Impairment charge	505	-	-
Changes in operating assets and liabilities:
Accounts receivable	7,389	(12,894)	3,693
Prepaid expenses and other current assets	548	(13)	61
Other assets	(722)	(668)	(735)
Accounts payable	90	673	(406)
Accrued expenses	(81)	371	(101)
Accrued salaries, wages and related benefits	(12)	1,726	(152)
Income and other taxes	(421)	375	862
Net cash provided by (used in) operating activities	17,765	(2,980)	4,858

Cash flows from investing activities:
Capital expenditures	(6,845)	(5,886)	(1,872)
Sale (purchase) of investments	2,737	8,047	(13,875)
Net cash provided by (used in) investing activities	(4,108)	2,161	(15,747)

Cash flows from financing activities:
Proceeds from exercise of stock options	574	-	-
Payment of long-term obligations	(195)	(585)	(699)
Purchase of treasury stock	-	(1,327)	(772)
Net cash provided by (used in) financing activities	379	(1,912)	(1,471)

Increase (decrease) in cash and cash equivalents	14,036	(2,731)	(12,360)
Cash and cash equivalents, beginning of year	11,389	14,120	26,480
Cash and cash equivalents, end of year	$25,425	$11,389	$14,120

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,794	$1,079	$308
Vendor financed software licenses acquired	$-	$1,325	$-

See notes to consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business- Innodata Inc. and subsidiaries (the “Company”) is a global provider of business process, information technology (IT) and professional services that are focused on digital enablement. Our clients include leading media, publishing and information services companies, as well as enterprises that are prominent in information technology, manufacturing, aerospace, defense, financial services, government, healthcare, insurance, intelligence, manufacturing and law.

The Company operates in two reportable segments.

The Company’s Content Services (CS) segment provides the following services – development of digital content including eBooks, development of new digital information products and operational support of existing digital information products and systems.

The Company formed our Innodata Advanced Date Solutions (IADS) segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to financial services institutions. As of December 31, 2012, the Company owned 77% of Synodex, a limited liability company, and 94% of docGenix, a limited liability company. The subsidiaries are at an early stage of development, and reported minimal revenues in 2012.

Principles of Consolidation and Basis of Presentation-The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted in accordance with the non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 5% of the Company’s total revenue for each of the three years in the period ended December 31, 2012. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2012 and 2011 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $431,000, $621,000 and $414,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

INNODATA INC. AND SUBSIDIARIES

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

Investments-Short-term investments consist of certificates of deposits.

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

Long-lived Assets-Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  Management makes assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable, exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

In the impairment review conducted by management, the carrying value of the fixed assets of its docGenix subsidiary exceeded its fair value. The Company recorded an impairment charge of $0.5 million for the year ended December 31, 2012. No impairment charges were recorded for the year ended December 31, 2011 and 2010.

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

In the annual impairment test conducted by the Company as of September 30, 2012, 2011 and 2010 the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determined that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determined that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income (loss).

Accounting for Stock-Based Compensation – The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010

Direct operating costs	$109	$72	$13
Selling and adminstrative expenses	868	743	243

Total stock-based compensation	$977	$815	$256

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2012 and 2011, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable-The majority of the Company’s accounts receivable are due from publishers, information providers and e-book platform providers. The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Concentration of Credit Risk-The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where Company has its operations. At December 31, 2012, the Company had cash and cash equivalents of $25.4 million, of which $15.1 million was held by its foreign subsidiaries, and short term investments of $3.1 million which was entirely held by its operating foreign subsidiaries with local banks located in Asia. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

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

Deferred Revenue-Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2012 and 2011 is deferred revenue amounting to $1.0 million and $0.8 million, respectively.

Recent Accounting Pronouncements-The Company adopted new guidance issued by the Financial Accounting Standards Board (FASB) by presenting total comprehensive income (loss) and the components of net income (loss) in one statement. The adoption of this guidance resulted only in a change in how we present other comprehensive income (loss) in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

In February 2013, the FASB issued guidance on comprehensive income which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2012	2011

Equipment	$23,798	$21,833
Software	7,583	6,216
Furniture and office equipment	3,400	2,658
Leasehold improvements	7,362	5,591
Total	42,143	36,298

Less accumulated depreciation and amortization	(31,487)	(28,868)

	$10,656	$7,430

Depreciation and amortization expense of property and equipment was approximately $3.1 million, $2.8 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, equipment under capital leases had a gross cost of approximately $1.6 million. Accumulated depreciation of equipment under capital leases was $1.6 million and $1.5 million for 2012 and 2011, respectively. Amortization of assets under capital leases is included under depreciation and amortization expense.

3.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2012 are as follows (in thousands):

	2012	2011	2010
Current income tax expense:
Foreign	$1,912	$2,129	$1,134
Federal	-	48	-
State and local	11	12	7
	1,923	2,189	1,141
Deferred income tax benefit:
Foreign	(69)	-	(234)
Federal	(738)	(352)	(1,180)
State and local	34	(476)	(195)
	(773)	(828)	(1,609)

Provision for (benefit from) income taxes	$1,150	$1,361	$(468)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, 2012 is summarized as follows:

	2012	2011	2010

Federal statutory rate	34.0%	34.0%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	3.0	3.0	(3.0)
Taxes on foreign income at rates that differ from U.S. statutory rate	(21.8)	(18.3)	(29.0)
Change in valuation allowance on deferred tax assets	-	-	(19.2)
Increase in unrecognized tax benefits	1.4	9.0	45.7
Other	0.2	(1.9)	1.0
Effective tax rate	16.8%	25.8%	(38.5)%

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2012, due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2012	2011

Deferred income tax assets:
Allowances not currently deductible	$367	$449
Depreciation and amortization	414	376
Equity compensation not currently deductible	864	548
Net operating loss carryforwards	2,622	2,546
Expenses not deductible until paid	1,305	1,055
Tax credit carryforwards	176	176
Derivatives	-	659
Other	204	11
Totals	5,952	5,820
Deferred income tax liabilities:
Derivatives	(46)	-
Other	(193)	(162)
Totals	(239)	(162)

Net deferred tax assets	$5,713	$5,658

Net deferred income tax asset-current	$1,104	$1,934
Net deferred income tax asset-long term	4,848	3,886
Net deferred income tax liability-current	(57)	(9)
Net deferred income tax liability-non-current	(182)	(153)

Net deferred income tax assets	$5,713	$5,658

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. At December 31, 2012 and 2011, the Company had no valuation allowance on its deferred tax assets.

The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $31.7 million at December 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal or state income taxes has been made. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings. Determination at this point in time, of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States and foreign components of income (loss) before income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2012	2011	2010

United States	$(1,920)	$(2,476)	$(3,852)
Foreign	8,759	7,747	2,637
Total	$6,839	$5,271	$(1,215)

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $1.5 million, $1.1 million and $0.1 million for each of the three years in the period ended December 31, 2012, respectively.

At December 31, 2012, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $11.4 million and $13.1 million, respectively. These net operating loss carryforwards expire at various times through the year 2032. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2012 and 2011. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2012 were approximately $4.2 million.

The Company had unrecognized tax benefits of $2.4 million and $2.3 million at December 31, 2012 and 2011, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.7 million and $0.6 million at December 31, 2012 and 2011, respectively. The unrecognized tax benefits as of December31, 2012 and 2011, if recognized, would have an impact on the Company’s effective tax rate.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31,
	2012	2011

Balance at beginning of year	$2,278	$1,827
Increases for tax position in prior years	-	317
Decrease for tax position in prior years	(60)	-
Interest accrual	132	134
Balance at end of year	$2,350	$2,278

The Company is subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by federal and New Jersey taxing authorities for years prior to 2006. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2011.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through December 31, 2012, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has a right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $340,000 and $345,000, including interest through December 31, 2012, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments, which it is contesting vigorously. In January 2012, the Indian subsidiary received a final tax assessment approximately $1.1 million, including interest, for the fiscal year ended March 31, 2008 from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against the assessment. Due to this assessment, the Company recorded a tax provision amounting to $323,000 including interest through December 31, 2012. Based on recent experience and the current development, management believes that the tax provision of $323,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years where the Company is not subject to a final tax assessment as of December 31, 2012, and recorded an additional tax provision amounting to approximately $1.0 million including interest through December 31, 2012.

In January 2013, one of the Company’s Philippine subsidiaries received an informal tax assessment for an amount totaling $3.8 million for the year ended December 31, 2009. Although, the Company has not yet received formal notice of this assessment, the Company has had a discussion with the tax examiner. Based on this discussion, management believes that it is reasonably likely that it will be successful in contesting the assessment. Accordingly, the Company recorded no tax provision on said informal tax assessment. In addition, the Company will continuously monitor the outcome and will record an appropriate tax provision in the event there is any change in circumstances.

4.	Long term obligations

Total long-term obligations as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011

Vendor obligations
Capital lease obligations	$32	$15
Deferred lease payments	697	418
Microsoft licenses (1)	409	857

Pension obligations
Accrued pension liability	3,054	2,293
	4,192	3,583
Less: Current portion of long term obligations	818	639
Totals	$3,374	$2,944

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In April 2011, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014. Pursuant to this agreement, the Company is obligated to pay approximately $470,000 annually over the term of the agreement. As of December 31, 2012, the Company has paid $940,000. The total cost, net of deferred interest, was allocated to the following asset accounts in 2011(in thousands):

Prepaid expenses and other current assets	$433
Other assets	867
Property and equipment	25
$1,325

Amortization expense was approximately $0.8 million, $0.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	Commitments and contingencies

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5% or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of December 31, 2012.

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period.

Lease agreements for production space in most overseas facilities, which expire through the year 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $3.6 million, $3.2 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2012 (in thousands) are as follows:

Years Ending December 31,

2013	$1,850
2014	1,829
2015	1,975
2016	1,865
2017	888
Thereafter	2,417
Total minimum lease payments	$10,824

Litigation-In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.5 million. Based on consultation with legal counsel, the Company believes that recovery against the Company is unlikely.

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our legal reserves related to these legal proceedings and claims are based on a determination of whether or not a loss is probable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $300,000 in aggregate beyond recorded amounts are reasonably possible. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations.

Foreign Currency-The Company’s production facilities are located in the Philippines, India, Sri Lanka and Israel. To the extent that the currencies of these countries fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to foreign exchange fluctuation on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases do not include a limit on potential maximum future payments. As of December 31, 2012, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2012, the net book value of the property and equipment was $0.3 million.

6.	Pension benefits

U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2012.  For the year ended December 31, 2011 the Company did not make any matching contributions. For the year ended December 31 2010 the Company’s matching contributions were approximately $0.1 million.

Non-U.S. Pension benefits-The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other post-retirement benefit plans.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2012, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.7 million, $0.5 million and $0.4 million for each of the three years in the period ended December 31, 2012.

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010

Amortization of transition obligation	$90	$89	$91
Actuarial loss	(228)	(373)	(379)
Total	$(138)	$(284)	$(288)

Amounts in accumulated other comprehensive income (loss) not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$173	$401
Transition obligation	(216)	(306)
Total	$(43)	$95

Amounts in accumulated other comprehensive income (loss) expected to be amortized in 2013 net periodic pension cost, net of taxes:

Actuarial loss	$329
Transition obligation	84
Total	$413

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements for each of the three years ended December 31, 2012:

Benefit Obligations:

Change in the Benefit Obligation:	2012	2011	2010

Projected benefit obligation at beginning of the year	$2,695	$2,074	$1,392
Service cost	420	332	244
Interest cost	218	186	142
Actuarial loss	186	299	271
Foreign currency exchange rate changes	101	(100)	86
Benefits paid	(68)	(96)	(61)
Projected benefit obligation at end of year	$3,552	$2,695	$2,074

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2012	2011	2010

Service cost	$420	$332	$244
Interest cost	218	186	142
Actuarial (gain) loss recognized	30	(17)	(4)
Net periodic pension cost	$668	$501	$382

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.8 million and $1.1 million at December 31, 2012 and 2011, respectively.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Discount rate	5.8%-14%	7.2%-9.5%	8.5%-9.9%
Rate of increase in compensation levels	7%-9%	7%-9%	7%-9%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2013	$173
2014	66
2015	171
2016	281
2017	95
2018 to 2022	1,026
$1,812

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Capital Stock

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

Stockholders Rights Agreement- On December 27, 2012, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right,” and collectively, the “Rights”) for each outstanding share of the Company’s common stock on January 14, 2013. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as rights agent, dated as of December 27, 2012 (the “Rights Agreement”). Each Right entitles its holder to purchase, under certain conditions, one one-thousandth of a share of Series C Participating Preferred Stock (“Preferred Stock”). Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of the Company’s common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement) by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock, or, if earlier, ten business days (or a later date determined by the Board of Directors before any Person becomes an Acquiring Person) after a Person begins a tender or exchange offer which, if completed, would result in that Person becoming an Acquiring Person. Any Rights held by an Acquiring Person are void and may not be exercised.

If a Person becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may purchase at the Right’s then-current exercise price, the Company’s common stock having a market value equal to twice the exercise price. Moreover, at any time after a Person becomes an Acquiring Person (unless such Person acquires 50 percent or more of the common stock of the Company then outstanding, as more fully described in the Rights Agreement), the Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than rights owned by such Person, which would have become void). In addition, if the Company is acquired in a merger or other business combination transaction after a Person becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may purchase at the Right’s then-current exercise price, a number of the acquiring Company’s common stock having a market value of twice the exercise price. If the Company receives a “qualifying offer” (which includes certain all-cash fully financed tender offers or exchange offers for all of the Company’s outstanding common stock), under certain circumstances, holders of 10 percent of the Company’s outstanding common stock (excluding stock held by the offeror and its affiliates and associates) may direct the Board of Directors to call a special meeting of stockholders to consider a resolution exempting such “qualifying offer” from the Rights Agreement. The Rights themselves have no voting power. The Board of Directors may redeem the Rights at an initial redemption price of $0.001 per Right under certain circumstances set forth in the Rights Agreement.

If the Rights Agreement is approved by stockholders at the 2013 annual meeting, the Rights will expire on January 13, 2016 unless earlier redeemed or exchanged. If stockholders do not approve the Rights Agreement, or if at the annual meeting of stockholders there is no proposal to approve the Rights Agreement, the Rights will expire immediately following certification of the vote at the 2013 annual meeting.

The Company has authorized 100,000 shares of Preferred Stock, none of which are outstanding.

Common Stock Reserved-As of December 31, 2012, the Company had reserved for issuance approximately 4,010,000 shares of common stock pursuant to the Company’s stock option plans.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock-In June 2010, the Company announced that the Board of Directors authorized the repurchase of up to $2.1 million of its common stock. As of December 31, 2011, the Company repurchased 758,000 shares of its common stock representing almost the entire June 2010 authorization. In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The Company did not repurchase any shares of its common stock under the September 2011 authorization.

8.	Stock Options

The Company adopted, with stockholder approval, the Innodata Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be delivered under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after March 31, 2012, and two shares for every share that becomes subject to an Award other than an Option or SAR granted after March 31, 2012. If after March 31, 2012 (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan. Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan, and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010

Weighted average fair value of options granted	$2.32	$1.61	$3.04

Risk-free interest rate	0.65%-0.74%	0.9%-2.8%	2.5%-3.2%
Expected life (years)	5	5-8	8
Expected volatility factor	69%	68%-74%	90%
Expected dividends	None	None	None

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

A summary of option activity under the Plans as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	3,478,329	$2.73
Granted	90,000	$4.19
Exercised	(231,772)	$3.21
Forfeited/Expired	(350,500)	$2.64
Outstanding at December 31, 2012	2,986,057	$2.75	4.34	$3,229,575
Exercisable at December 31, 2012	1,426,057	$2.74	2.39	$1,607,575
Vested and expected to vest at
December 31, 2012	2,986,057	$2.75	4.34	$3,229,575

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2012 totaled approximately $1.1 million. The weighted-average period over which these costs will be recognized is twenty-two months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised during the year ended December 31, 2012 amounted to approximately $0.5 million. No options were exercised during the years ended December 31, 2011 and 2010. The total fair value of stock options vested during the year ended December 31, 2012 was approximately $0.3 million.

On May 31, 2012, the Company’s Chairman and CEO (the “CEO”) exercised 44,000 stock options at a total exercise price of $113,960. The CEO paid the exercise price by surrendering to the Company 20,758 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 8,936 shares to the Company in consideration of the payment by the Company on his behalf of $49,062 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 14,306 shares of common stock to the CEO.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted shares under the Company’s stock option plans as of December 31, 2012, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2012	60,000	$3.49
Granted	-	-
Vested	(27,500)	3.90
Forfeited/Expired	—	-
Unvested at December 31, 2012	32,500	$3.14

9.	Comprehensive income (loss)

Accumulated other comprehensive income (loss), as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2012 and 2011, and changes during the periods then ended, are presented below (in thousands):

	Pension Liability	Fair Value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (Loss)

Balance at January 1, 2011	$379	$823	$1,202
Current-period change	(284)	(1,945)	(2,229)
Balance at December 31, 2011	95	(1,122)	(1,027)
Current-period change	(138)	1,202	1,064
Balance at December 31, 2012	$(43)	$80	$37

10.	Segment reporting and concentrations

For the year ended December 31, 2012, the Company’s operations are classified into two reportable segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including eBooks); development of new digital information products; and operational support of existing digital information products and systems.

In the second quarter of 2011, the Company launched its IADS segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to financial services institutions.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients and segment operating profit, and other reportable segment information are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2012	2011

Revenues:
Content Services	$85,386	$73,942
IADS	1,205	-
Total consolidated	$86,591	$73,942

Income (loss) before provision for income taxes:
Content Services	$14,775	$8,038
IADS (1)	(7,936)	(2,767)
Total consolidated	$6,839	$5,271

	December 31, 2012	December 31, 2011
Total assets:
Content Services	$61,858	$57,280
IADS	4,323	2,117
Total consolidated	$66,181	$59,397

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for income taxes for Content Services and IADS was $13.1 million and $(6.3) million, respectively, for the year ended December 31, 2012, after eliminating inter-segment profits. Income (loss) before provision for income taxes for Content Services and IADS was $7.5 million and $(2.2) million, respectively, for the year ended December 31, 2011, after eliminating inter-segment profits.

Long-lived assets as of December 31, 2012 and 2011 by geographic region are comprised of:

	2012	2011
	(in thousands)
United States	$3,978	$2,771

Foreign countries:
Philippines	1,424	1,878
India	4,926	2,494
Sri Lanka	931	876
Israel	72	86
Total foreign	7,353	5,334
	$11,331	$8,105

Our top two clients generated approximately 41%, 30% and 17% of the Company’s total revenues in the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Another client accounted for less than 10% of our total revenues for the year ended December 31, 2012, but for 14% and 10% of our total revenues for the year ended December 31, 2011 and 2010, respectively. One other client accounted for less than 10% of our total revenues for the years ended December 31, 2012 and 2011, but for 11% of our total revenues for the year ended December 31, 2010. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2012, 2011 and 2010, revenues from non-US clients accounted for 24%, 30% and 33%, respectively, of the Company's revenues.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for each of the three years in the period ended December 31, 2012 by geographic region (determined based upon client’s domicile), are as follows:

	2012	2011	2010
	(in thousands)

United States	$65,533	$51,626	$41,015
United Kingdom	8,529	9,721	8,198
The Netherlands	7,658	7,850	8,230
Other - principally Europe	4,871	4,745	4,070
	$86,591	$73,942	$61,513

As of December 31, 2012, approximately 30% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients. As of December 31, 2011, approximately 20% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from two clients. No other client accounts for 10% or more of the receivables as of December 31, 2012 and 2011.

11.	Income (Loss) per Share

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7,473	$4,471	$(747)

Weighted average common shares outstanding	24,895	24,916	25,360
Dilutive effect of outstanding options	1,337	187	-
Adjusted for dilutive computation	26,232	25,103	25,360

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two-class method of computing income (loss) per share is used.

Options to purchase 0.1 million, 1.1 million and 0.4 million shares of common stock in 2012, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2010 does not include 1.8 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

2012
Revenues	$25,136	$22,768	$19,710	$18,977
Gross profit	$9,031	$8,114	$6,201	$5,863
Net income and income per share attributable to Innodata Inc. and Subsidiaries:
Net income	$3,432	$2,088	$1,289	$664
Basic net income per share	$0.14	$.08	$.05	$0.03
Diluted net income per share	$0.13	$.08	$.05	$0.03

2011
Revenues	$14,701	$16,257	$19,245	$23,739
Gross profit	$4,028	$4,887	$6,414	$8,437
Net income and income per share attributable to Innodata Inc. and Subsidiaries:
Net income	$15	$807	$1,376	$2,273
Basic and diluted net income per share	$-	$.03	$.06	$.09

13.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2012 and 2011 was $32.3 million and $28.0 million, respectively.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

	Balance Sheet Location	Fair Value
		2012	2011

Derivatives designated as hedging instruments:

	Prepaid expenses and
Foreign currency forward contracts	other current assets	$125	$-
	Accrued expenses	$-	$1,782

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010

Net gain (loss) recognized in OCI (1)	$966	$(1,883)	$2,246
Net gain (loss) reclassified from accumulated OCI into income (2)	$(941)	$1,203	$2,242
Net gain recognized in income (3)	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income (loss) (OCI).

(2) Effective portion classified within direct operating costs.

(3) There were no ineffective portions for the periods presented.

14.	Financial Instruments

The following table sets forth the financial instruments as of December 31, 2012 and 2011, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$125	$—

December 31, 2011	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$1,782	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2012 is included in prepaid expenses and other current assets and fair value as of December 31, 2011 is included in accrued expenses in the accompanying consolidated balance sheets.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

4.4	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011

10.39	Amended dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011

10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Filed herewith

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Filed herewith

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Filed herewith

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

INNODATA INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 was as follows:

		Additions
		Charged to
Period	Balance at Beginning of Period	Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2012	$608	$-	$-	$-	$608

2011	$1,308	$111	$-	$(811)	$608

2010	$1,808	$74	$-	$(574)	$1,308