Form 10-Q
period 2013-03-31
INNODATA INC
filed 2013-05-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2013 was 24,964,709.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2013

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,147	$25,425
Short term investments – other	3,592	3,091
Accounts receivable, net	10,240	14,317
Prepaid expenses and other current assets	2,572	2,561
Deferred income taxes	1,241	1,104
Total current assets	44,792	46,498
Property and equipment, net	11,527	10,656
Other assets	3,363	3,504
Deferred income taxes	5,625	4,848
Goodwill	675	675
Total assets	$65,982	$66,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,081	$1,618
Accrued expenses	2,207	2,482
Accrued salaries, wages and related benefits	5,569	6,584
Income and other taxes	2,229	2,155
Current portion of long term obligations	643	818
Deferred income taxes	41	57
Total current liabilities	12,770	13,714
Deferred income taxes	186	182
Long term obligations	3,625	3,374
Commitments and contingencies
Non-controlling interests	(1,426)	(1,598)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,512,000 shares issued and 24,965,000 outstanding at March 31, 2013 and 26,439,000 shares issued and 24,892,000 outstanding at December 31, 2012	265	264
Additional paid-in capital	22,132	22,140
Retained earnings	32,672	32,356
Accumulated other comprehensive income	46	37
	55,115	54,797
Less: treasury stock, 1,547,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	50,827	50,509
Total liabilities and stockholders’ equity	$65,982	$66,181

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$16,903	$25,136
Operating costs and expenses:
Direct operating costs	12,791	16,105
Selling and administrative expenses	4,624	5,400
Interest income, net	(140)	(91)
Totals	17,275	21,414
Income (loss) before income taxes	(372)	3,722
Provision for (benefit from) income taxes	(475)	908
Net income	103	2,814
Loss attributable to non-controlling interests	213	618
Net income attributable to Innodata Inc. and Subsidiaries	$316	$3,432
Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.01	$0.14
Diluted	$0.01	$0.13
Weighted average shares outstanding:
Basic	24,880	24,459
Diluted	25,671	25,974
Comprehensive Income:
Net income attributable to Innodata Inc. and Subsidiaries	$316	$ 3 ,432
Pension liability adjustment, net of taxes	18	8
Change in fair value of derivatives, net of taxes of $5 and $407 for the three months ended March 31, 2013 and 2012, respectively	(9)	693
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$325	$4,133

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flow from operating activities:
Net income	$103	$2,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	891	925
Stock-based compensation	278	279
Deferred income taxes	(923)	256
Pension cost	224	159
Changes in operating assets and liabilities:
Accounts receivable	4,077	2,623
Prepaid expenses and other current assets	(25)	463
Other assets	(36)	(481)
Accounts payable and accrued expenses	(484)	434
Accrued salaries, wages and related benefits	(1,015)	(18)
Restricted shares withheld for taxes	(31)	-
Income and other taxes	74	272
Net cash provided by operating activities	3,133	7,726

Cash flow from investing activities:
Capital expenditures	(913)	(2,104)
Sale (purchase) of investments – other	(501)	1,023
Net cash used in investing activities	(1,414)	(1,081)

Cash flow from financing activities:
Proceeds from exercise of stock options	131	260
Payment of long term obligations	(128)	(70)
Net cash provided by financing activities	3	190

Net increase in cash and cash equivalents	1,722	6,835

Cash and cash equivalents, beginning of period	25,425	11,389

Cash and cash equivalents, end of period	$27,147	$18,224

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$347	$369

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2013	24,892	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net income	-	-	-	316	-	-	316
Stock-based compensation	-	-	278	-	-	-	278
Issuance of common stock upon exercise of stock options	76	1	130	-	-	-	131
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(385)	-	-	-	(385)
Pension liability adjustments, net of taxes	-	-	-	-	18	-	18
Change in fair value of derivatives, net of taxes	-	-	-	-	(9)	-	(9)
March 31, 2013	24,965	$265	$22,132	$32,672	$46	$(4,288)	$50,827

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168
Net income	-	-	-	3,432	-	-	3,432
Stock-based compensation	-	-	279	-	-	-	279
Issuance of common stock upon exercise of stock options	80	1	259	-	-	-	260
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	8	-	8
Change in fair value of derivatives, net of taxes	-	-	-	-	693	-	693
March 31, 2012	24,767	$263	$21,876	$28,315	$(326)	$(4,288)	$45,840

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business- Innodata Inc. and subsidiaries (the “Company”) is a global provider of business process, information technology (IT) and professional services that are focused on digital enablement. Innodata’s clients comprise several of the world’s leading digital retailers that sell digital content; preeminent publishers and other providers of online business information products; and enterprises in information-intensive industries (such as aerospace, defense, financial services, healthcare, high technology, insurance, and manufacturing) that create and manage large volumes of content to support their products or operations.

The Company operates in two reporting segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

The Company’s CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including eBooks); development of new digital information products; and operational support of existing digital information products and systems.

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. The Company believes that by creating and commercializing innovative business strategies and technology solutions it will be able to accelerate growth and reduce revenue volatility. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2013, Innodata owns 85% of Synodex and 94% of docGenix, both limited liability companies.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2013, and the results of its operations and comprehensive income, cash flows and stockholders’ equity for the three months ended March 31, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2012 consolidated financial statements.

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

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

Recent Accounting Pronouncements- In the first quarter of 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

2.	Income Taxes

The Company had unrecognized tax benefits of approximately $2.4 million at March 31, 2013 and December 31, 2012. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.8 million and $0.7 million at March 31, 2013 and December 31, 2012, respectively. The unrecognized tax benefits as of March 31, 2013 and December 31, 2012, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2013 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2013	$2,350
Interest accrual	27
Balance – March 31, 2013	$2,377

The Company is subject to U.S. Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2004 through 2012.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $339,000, including interest, through March 31, 2013, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $340,000 and $345,000, including interest through March 31, 2013, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.1 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $331,000 including interest through March 31, 2013. Based on recent experience and the current regulatory environment, management believes that the tax provision of $331,000 including interest is adequate. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited as of March 31, 2013, and recorded an additional tax provision amounting to approximately $1.0 million in the prior quarters, including interest through March 31, 2013.

In January 2013, one of the Company’s Philippine subsidiaries received an informal tax assessment for an amount totaling $3.8 million for the year ended December 31, 2009. The Company has not yet received a formal notice of this assessment and the statute of limitations expired on April 15, 2013 for formal notice of the assessment. Management believes that it is reasonably likely that it will be successful in contesting an assessment, if any. Accordingly, the Company recorded no tax provision on said informal tax assessment. The Company will continuously monitor this matter and will record an appropriate tax provision in the event there is any change in circumstances.

3.	Commitments and Contingencies

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of March 31, 2013 and intends to renew the line of credit in the second quarter of 2013.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company’s legal reserves related to these legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $300,000 in aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

4.	Stock Options

The Company adopted, with stockholder approval, the Innodata Inc. 2009 Stock Plan, as amended and restated (the “2009 Plan”). The maximum number of shares of common stock that may be issued under the 2009 Plan is 2,270,118 shares, less one share for every share that becomes subject to an Option or Stock Appreciation Rights (SAR) granted after March 31, 2012, and two shares for every share that becomes subject to an Award other than an Option or SAR granted after March 31, 2012. If after March 31, 2012 (i) any shares subject to an award or portion of any award under the 2001 and 2002 Stock Option Plans (collectively, the “Prior Plans”) that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered, or canceled as to any shares without the delivery of shares of stock; or (ii) shares subject to any Award or portion of an Award under the Plan that expires or terminates unexercised, becomes unexercisable, or is forfeited, or is otherwise terminated, surrendered, or canceled as to any shares without the delivery of shares of stock, the applicable shares subject to such award under the Prior Plans or the Award shall thereafter be available for further Awards under the Plan.  Shares that become available for Awards shall be added back as (i) one share for each such share subject to an option under the Prior Plans or an Option or SAR under the Plan; and (ii) as two shares for each such share subject to awards other than Options or SAR under the Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

A summary of option activity under the Company’s stock option plans as of March 31, 2013, and changes during the period then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,986,057	$2.75
Granted	1,014,022	3.39
Exercised	(75,500)	1.72
Forfeited/Expired	(47,500)	3.99
Outstanding at March 31, 2013	3,877,079	$2.93	4.85	$2,379,411
		2.73
Exercisable at March 31, 2013	1,338,057	$2.79	2.25	$1,150,020

Vested and expected to vest at March 31, 2013	3,877,079	$2.93	4.85	$2,379,411

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three months ended
	March 31,
	2013	2012 (1)

Weighted average fair value of options granted	$1.86	$-

Risk-free interest rate	0.76%	-
Expected life (years)	5	-
Expected volatility factor	67%	-
Expected dividends	-	-

(1)	There were no options granted during the three months ended March 31, 2012.

No options were exercised during the three months ended March 31, 2012.

A summary of restricted shares under the Company’s stock option plans as of March 31, 2013, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2013	32,500	$3.14
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2013	32,500	$3.14

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2013 totaled approximately $2.6 million. The weighted-average period over which these costs will be recognized is thirty months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2013	2012

Direct operating costs	$51	$25
Selling and adminstrative expenses	227	254

Total stock-based compensation	$278	$279

5.	Comprehensive Income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of March 31, 2013, and reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012, were as follows (net of tax):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at Jan 1, 2013	$(43)	$80	$37
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	(317)	(317)
Total Other comprehensive income (loss) before reclassifications, net of taxes	(43)	(237)	(280)
Net amount reclassified to earnings	18	308	326
Balance at March 31, 2013	$(25)	$71	$46

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at Jan 1, 2012	$95	$(1,122)	$(1,027)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	975	975
Total Other comprehensive income (loss) before reclassifications, net of taxes	95	(147)	(52)
Net amount reclassified to earnings	8	(282)	(274)
Balance at March 31, 2012	$103	$(429)	$(326)

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

6.	Segment Reporting and Concentrations

The Company’s operations are classified into two reportable segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

The CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including eBooks); development of new digital information products; and operational support of existing digital information products and systems.

In the second quarter of 2011, the Company launched its IADS segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. DocGenix provides services to financial services institutions.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients and segment operating profit, and other reportable segment information are as follows (in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012

Revenues:
Content Services	$16,268	$24,538
IADS	635	598
Total consolidated	$16,903	$25,136

Income (loss) before provision for income taxes:
Content Services	$1,017	$6,492
IADS (1)	(1,389)	(2,770)
Total consolidated	$(372)	$3,722

	March 31, 2013	December 31, 2012

Total assets:
Content Services	$61,702	$61,858
IADS	4,280	4,323
Total consolidated	$65,982	$66,181

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for income taxes for CS and IADS was $0.7 million and $(1.1) million, respectively, for the three months ended March 31, 2013, after eliminating inter-segment profits. Income (loss) before provision for income taxes for CS and IADS was $5.2 million and $(1.5) million, respectively, for the three months ended March 31, 2012, after eliminating inter-segment profits.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2013	2012

United States	$11,911	$19,961
The Netherlands	2,057	1,696
United Kingdom	1,851	2,146
Other - principally Europe	1,084	1,333
	$16,903	$25,136

Long-lived assets as of March 31, 2013 and December 31, 2012, respectively, by geographic region, are comprised of (in thousands):

	2013	2012

United States	$4,288	$3,978

Foreign countries:
Philippines	1,830	1,424
India	5,090	4,926
Sri Lanka	936	931
Israel	58	72
Total foreign	7,914	7,353
	$12,202	$11,331

The top three clients generated approximately 42% and 56% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. No other client accounted for 10% or more of total revenues in either period. Further, for the three months ended March 31, 2013 and 2012, revenues from non-U.S. clients accounted for 29% and 20%, respectively, of the Company's total revenues.

As of March 31, 2013, approximately 27% of the Company's accounts receivable was from foreign (principally European) clients and 44% of accounts receivable was due from three clients. As of December 31, 2012, approximately 30% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients.

7.	Income Per Share

	Three months ended March 31,
	2013	2012
	(in thousands, except per share amounts)

Net income attributable to Innodata Inc. and Subsidiaries	$316	$3,432

Weighted average common shares outstanding	24,880	24,459
Dilutive effect of outstanding stock awards	791	1,515
Adjusted for dilution computation	25,671	25,974

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

Basic income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income per share is used.

Options to purchase 0.4 million shares of common stock and 0.1 million shares of common stock as of March 31, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2013 was $32 million, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Fair Value
		2013	2012
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$111	$125

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, were as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Net gain recognized in OCI (1)	$294	$818
Net gain (loss) reclassified from accumulated OCI into income (2)	$308	$(282)
Net gain recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified within direct operating costs.

(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2013 and December 31, 2012, because of the relative short maturity of these instruments.

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

The following table sets forth the liabilities as of March 31, 2013 and December 31, 2012 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

March 31, 2013	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$111	$—

December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$125	$—

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2013 and December 31, 2012 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “head start,” "believe," "expect," “should,” "anticipate," "indicate," "point to," “forecast,” “likely” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that contracts could be terminated by clients, projected or committed volumes of work may not materialize; that our Innodata Advanced Data Solutions segment has not reported any substantial revenues to date and is subject to the risks and uncertainties of early-stage companies; the primarily at-will nature of the contracts with our clients and the ability of our clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, cancelled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will occur.

We undertake no obligation to update or review any guidance or changes in status of client contracts, client relationships, or other forward-looking information, whether as a result of new information, future developments or otherwise.

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

We operate in two reporting segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

Our CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including eBooks); development of new digital information products; and operational support of existing digital information products and systems.

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

We are one of the largest producers of eBooks, serving four of the five leading digital retailers of eBooks as well as 80 leading trade, education and professional publishers that sell eBooks. We manufacture both standard eBooks and interactive eBooks in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute eBooks on behalf of publishers and authors to more than 25 eBook retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. We have produced over one million eBooks since the third quarter of 2011.

We help our clients develop high-value information products and knowledge repositories. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information.

We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. We believe that by creating and commercializing innovative business strategies and technology solutions, we will be able to accelerate growth and reduce revenue volatility. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2013, Innodata owns 85% of Synodex and 94% of docGenix, both limited liability companies.

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

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

Total revenues were $16.9 million for the three months ended March 31, 2013 compared to $25.1 million for the three months ended March 31, 2012, a decline of $8.2 million or approximately 33%. Revenues from the CS segment were $16.3 million and $24.5 million for the three months ended March 31, 2013 and 2012, respectively, a decline of $8.2 million or approximately 34%. Revenues from the IADS segment were $0.6 million for both the three months ended March 31, 2013 and 2012.

The $8.2 million decrease in CS segment revenues is principally attributable to lower revenues from eBook-related services that we performed for one of our significant clients.

Our top three clients generated approximately 42% and 56% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2013 and 2012, revenues from non-U.S. clients accounted for 29% and 20%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $12.8 million and $16.1 million for the three months ended March 31, 2013 and 2012, respectively, a decline of $3.3 million or approximately 21%. Direct operating costs for the CS segment were $11.8 million and $14.5 million for the three months ended March 31, 2013 and 2012, respectively, a decline of $2.7 million or approximately 19%. Direct operating costs for the IADS segment were $1.0 million and $1.6 million for the respective periods, net of intersegment profits.

Direct operating costs as a percentage of total revenues increased to 76% for the three months ended March 31, 2013 compared to 64% for the three months ended March 31, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 73% for the three months ended March 31, 2013 compared to 59% for the three months ended March 31, 2012.

The decline in direct operating costs for the CS segment was principally attributable to a decrease in production headcount due to a decline in CS revenues; however, direct operating costs as a percentage of CS segment revenues have increased. Since our direct operating costs are comprised of both fixed and variable costs, a decline in revenues does not translate into a proportionate decline in direct operating costs.

During the three months ended March 31, 2013 we incurred certain production costs for initial engagements including pilot engagements and facility overhead costs for our new delivery center in Asia. We incurred certain one-time costs for our IADS segment during the three months ended March 31, 2012.

Selling and Administrative Expenses

Selling and administrative expenses were $4.6 million, or approximately 27% as a percentage of total revenues during the three months ended March 31, 2013, and $5.4 million, or 21% as a percentage of total revenues for the three months ended March 31, 2012, and represents a decrease of $0.8 million or approximately 14%. Selling and administrative expenses for the CS segment were $3.9 million and $4.9 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.7 million and $0.5 million, net of intersegment profits.

In the second half of 2012, we restructured our operations, which resulted in cost savings in the first quarter of 2013. This, combined with lower professional fees, led to a decline in selling and administrative expenses for the CS segment during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Selling and administrative expenses for the Content Services segment as a percentage of CS segment revenues were 24% for the three months ended March 31, 2013 compared to 20% for the three months ended March 31, 2012.

The $0.2 million increase in selling and administrative expenses for the IADS segment is primarily attributable to compensation costs of new personnel hired for sales and marketing and increases in other administrative costs.

Income Taxes

For the three months ended March 31, 2013 we recorded a net benefit from income taxes, as our U.S. entity recorded a benefit from income tax on account of losses it incurred; and with respect to our foreign subsidiaries, we recorded a provision for income taxes in accordance with local tax regulations. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the three months ended March 31, 2012, we recorded a provision for income taxes for the U.S. entity and certain, but not all, of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

Net Income

We generated net income of $0.3 million in the three months ended March 31, 2013 compared to $3.4 million in the three months ended March 31, 2012. Net income for the CS segment was $1.4 million for the three months ended March 31, 2013, compared to $4.9 million for the three months ended March 31, 2012. The change was primarily attributable to a decline in gross margins resulting from lower revenues offset by a decline in selling and administrative expenses. In addition, we recorded a benefit from income taxes for the three months ended March 31, 2013, compared to a provision for income taxes for the three months ended March 31, 2012. Net loss for the IADS segment was $1.1 million for the three months ended March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012, net of intersegment profits.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$27,147	$25,425
Short term investments - other	3,592	3,091
Working capital	32,022	32,784

At March 31, 2013, we had cash and cash equivalents of $27.1 million, of which about $20.0 million was held by our foreign subsidiaries, and short term investments of $3.6 million, which was entirely held by our operating foreign subsidiaries located in Asia. We have used, and plan to use, such cash for (i) expansion of existing operations; (ii) general corporate purposes, including working capital; (iii) possible business acquisitions; and (iv) continuing investments in IADS. As of March 31, 2013, we had working capital of approximately $32.0 million, as compared to working capital of approximately $32.8 million as of December 31, 2012. Accordingly, we do not anticipate any near-term liquidity issues. Cash balances are held in bank deposits at leading U.S. and foreign commercial banks.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2013 was $3.1 million, resulting from net income of $0.1 million, adjustments for non-cash items of $0.5 million and $2.6 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $0.3 million for stock-based compensation expense. Working capital activities primarily consisted of a source of cash of $4.1 million as a result of net collections of accounts receivable and a use of cash of $1.0 million for a decrease in accrued salaries, wages and related benefits.

Cash provided by our operating activities for the three months ended March 31, 2012 was $7.7 million resulting from net income of $2.8 million, adjustments for non-cash items of $1.6 million and $3.3 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization and $0.3 million for stock-based compensation. Working capital activities primarily consisted of a source of cash of $2.6 million as a result of collections on accounts receivable and a source of cash of $0.4 million for increase in accounts payable and accrued expenses.

At March 31, 2013 our days’ sales outstanding were approximately 66 days as compared to 76 days as of December 31, 2012. The decrease is on account of collection of outstanding amounts from one of our significant clients.

Net Cash Used in Investing Activities

For the three months ended March 31, 2013 and 2012, cash used in our investing activities for capital expenditures were $0.9 million and $2.1 million, respectively. Capital spending in 2013 principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $0.3 million. Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies for both CS and IADS will approximate $4.0 to $5.0 million, a portion of which we may finance. Also included in investing activities for the three months ended March 31, 2013 is the purchase of short-term investments primarily representing proceeds on maturity of $0.5 million of certificates of deposit, and for the three months ended March 31, 2012, is the sale of short-term investments primarily representing proceeds on maturity of $1.0 million of certificates of deposit.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.1 million for each of the three months ended March 31, 2013 and 2012. Proceeds from the exercise of stock options amounted to $0.1 million and $0.3 million during the three months ended March 31, 2013 and 2012, respectively.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%. The line, which expires in June 2013, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of March 31, 2013. We intend to renew this credit line in the second quarter of 2013.

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

In the second quarter of 2012, we filed a shelf registration statement on Form S-3, which will give us the ability to offer, from time to time, up to an aggregate of $70 million of securities which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2013 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Vendor obligations	$270	$270	$-	$-	$-
Non-cancelable operating leases	10,436	1,856	3,854	2,507	2,219
Total contractual cash obligations	$10,706	$2,126	$3,854	$2,507	$2,219

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

Our quarterly operating results are subject to certain fluctuations. We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter. In addition, as some of our Asian facilities are closed during holidays in the fourth quarter, we typically incur higher wages due to overtime that reduce our margins.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013.

Recent Accounting Pronouncements

In the first quarter of 2013, we adopted changes issued by the Financial Accounting Standard Board to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes had no impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2013) plus 0.5%, or LIBOR (0.20% at March 31, 2013) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $32 million as of March 31, 2013. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.9 million as of March 31, 2013. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.6 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of March 31, 2013, our foreign locations held cash and short term investments totaling approximately $24 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those designed to remediate the material weakness, as described below.

During the year-end closing process for 2012, we identified a control deficiency. The preparation and review process relating to the accounting for certain non-routine transactions was not effective, which led to an error in recording a one-time, non-routine transaction. Although the error was subsequently corrected and properly reflected in the audited consolidated financial statements of 2012, we considered this deficiency to be a material weakness in our internal controls over financial reporting. Mitigating controls were implemented in the first quarter of 2013. We have implemented policies and additional review procedures relating to accounting for non-routine transactions designed to detect or prevent this error from occurring in the future.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, we purchased approximately 2,956 shares of restricted common stock at a price per share of $3.39 for a total cost of approximately $10,000, from an executive officer of the Company to cover his tax obligation incurred as a result of the vesting of 10,000 shares of his restricted stock.

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

INNODATA INC.

Date:	May 6, 2013	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 6, 2013	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer