Form 10-Q
period 2013-06-30
INNODATA INC
filed 2013-08-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 22, 2013 was 25,049,889.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2013

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,379	$25,425
Short term investments – other	2,773	3,091
Accounts receivable, net	10,898	14,317
Prepaid expenses and other current assets	2,094	2,561
Deferred income taxes	1,514	1,104
Total current assets	41,658	46,498

Property and equipment, net	12,069	10,656
Other assets	3,292	3,504
Deferred income taxes	7,156	4,848
Goodwill	675	675
Total assets	$64,850	$66,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$1,618
Accrued expenses	3,915	2,482
Accrued salaries, wages and related benefits	5,263	6,584
Income and other taxes	1,720	2,155
Current portion of long term obligations	538	818
Deferred income taxes	-	57
Total current liabilities	13,059	13,714

Deferred income taxes	190	182
Long term obligations	3,677	3,374
Commitments and contingencies
Non-controlling interests	(1,791)	(1,598)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,512,000 shares issued and 24,965,000 outstanding at June 30, 2013 and 26,439,000 shares issued and 24,892,000 outstanding at December 31, 2012	265	264
Additional paid-in capital	22,343	22,140
Retained earnings	32,552	32,356
Accumulated other comprehensive income (loss)	(1,157)	37
	54,003	54,797
Less: treasury stock, 1,547,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	49,715	50,509
Total liabilities and stockholders’ equity	$64,850	$66,181

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2013	2012

Revenues	$16,160	$22,768
Operating costs and expenses:
Direct operating costs	13,419	14,654
Selling and administrative expenses	4,357	6,186
Interest income, net	(117)	(90)
Totals	17,659	20,750
Income (loss) before income taxes	(1,499)	2,018
Provision for (benefit from) income taxes	(1,013)	365
Net income (loss)	(486)	1,653
Loss attributable to non-controlling interests	365	435
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(121)	$2,088
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.00)	$0.08
Diluted	$(0.00)	$0.08
Weighted average shares outstanding:
Basic	24,940	25,085
Diluted	24,940	26,862
Comprehensive income (loss):
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(121)	$2,088
Pension liability adjustment, net of taxes	18	9
Change in fair value of derivatives, net of taxes of $717 and $40 for the three months ended June 30, 2013 and 2012, respectively	(1,221)	68
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,324)	$2,165

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2013	2012

Revenues	$33,063	$47,904
Operating costs and expenses:
Direct operating costs	26,210	30,759
Selling and administrative expenses	8,980	11,586
Interest income, net	(257)	(181)
Totals	34,933	42,164
Income (loss) before income taxes	(1,870)	5,740
Provision for (benefit from) income taxes	(1,488)	1,273
Net income (loss)	(382)	4,467
Loss attributable to non-controlling interests	578	1,053
Net income attributable to Innodata Inc. and Subsidiaries	$196	$5,520
Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.01	$0.22
Diluted	$0.01	$0.21
Weighted average shares outstanding:
Basic	24,938	24,771
Diluted	24,938	26,459
Comprehensive income (loss):
Net income attributable to Innodata Inc. and Subsidiaries	$196	$5,520
Pension liability adjustment, net of taxes	36	17
Change in fair value of derivatives, net of taxes of $722 and $447 for the six months ended June 30, 2013 and 2012, respectively	(1,230)	761
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(998)	$6,298

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30
	2013	2012

Cash flow from operating activities:
Net income (loss)	$(382)	$4,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,913	1,883
Stock-based compensation	489	582
Deferred income taxes	(2,049)	279
Pension cost	257	265
Changes in operating assets and liabilities:
Accounts receivable	3,419	2,786
Prepaid expenses and other current assets	342	623
Other assets	(143)	(383)
Accounts payable and accrued expenses	(389)	83
Accrued salaries, wages and related benefits	(1,321)	(6)
Restricted shares withheld for taxes	(31)	-
Income and other taxes	(435)	(392)
Net cash provided by operating activities	1,670	10,187

Cash flow from investing activities:
Capital expenditures	(2,971)	(4,503)
Sale of investments – other	318	3,224
Net cash used in investing activities	(2,653)	(1,279)

Cash flow from financing activities:
Proceeds from exercise of stock options	131	470
Payment of long term obligations	(194)	(35)
Net cash provided by (used in) financing activities	(63)	435

Net increase (decrease) in cash and cash equivalents	(1,046)	9,343

Cash and cash equivalents, beginning of period	25,425	11,389

Cash and cash equivalents, end of period	$24,379	$20,732

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$663	$1,039

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2013	24,892	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net income	-	-	-	196	-	-	196
Stock-based compensation	-	-	489	-	-	-	489
Issuance of common stock upon exercise of stock options	76	1	130	-	-	-	131
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(385)	-	-	-	(385)
Pension liability adjustments, net of taxes	-	-	-	-	36	-	36
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,230)	-	(1,230)
June 30, 2013	24,965	$265	$22,343	$32,552	$(1,157)	$(4,288)	$49,715

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168
Net income	-	-	-	5,520	-	-	5,520
Stock-based compensation	-	-	582	-	-	-	582
Issuance of common stock upon exercise of stock options	172	2	468	-	-	-	470
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	17	-	17
Change in fair value of derivatives, net of taxes	-	-	-	-	761	-	761
June 30, 2012	24,859	$264	$22,388	$30,403	$(249)	$(4,288)	$48,518

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business- Innodata Inc. and subsidiaries (the “Company”) is a global provider of business process, information technology and professional services that are focused on digital enablement. Innodata’s clients comprise several of the world’s leading digital retailers that sell digital content; preeminent publishers and other providers of online business information products; and enterprises in information-intensive industries (such as aerospace, defense, financial services, healthcare, high technology, insurance, and manufacturing) that create and manage large volumes of content to support their products or operations.

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

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. The Company believes that by creating and commercializing innovative business strategies and technology solutions it will be able to accelerate growth and reduce revenue volatility. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of June 30, 2013, Innodata owns 85% of Synodex and 94% of docGenix, both limited liability companies.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2013, and the results of its operations and comprehensive income (loss), cash flows and stockholders’ equity for the six months ended June 30, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Company had unrecognized tax benefits of approximately $2.2 million at June 30, 2013 and December 31, 2012. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.7 million at June 30, 2013 and December 31, 2012, respectively. The unrecognized tax benefits as of June 30, 2013 and December 31, 2012, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2013 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2013	$2,350
Interest accrual	27
Foreign currency revaluation	(200)
Balance – June 30, 2013	$2,177

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2012.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $273,000, including interest, through June 30, 2013, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $295,000 and $292,000, including interest through June 30, 2013, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $455,000 including interest through June 30, 2013. Based on recent experience and the current regulatory environment, management believes that the tax provision of $455,000 including interest is adequate. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company assessed the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited as of June 30, 2013, and recorded additional tax provisions in prior quarters amounting to $862,000 including interest through June 30, 2013.

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

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%. The line, which expires in June 2014, is collateralized by the Company’s accounts receivable. The Company has no outstanding obligations under this credit line as of June 30, 2013.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $300,000 in aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

4.	Stock Options

The Company adopted, with stockholder approval, the Innodata Inc. 2013 Stock Plan (the “2013 Plan”). The maximum number of shares of common stock that may be delivered, purchased or used for reference purposes with respect to awards granted under the 2013 Plan is 1,041,096 shares, plus any shares subject to an award or portion of any award under the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “Prior Plan”) that were outstanding as of June 4, 2013 that expire or terminate unexercised, become unexercisable or are forfeited or otherwise terminated, surrendered or cancelled as to any shares without the delivery of shares of stock or other consideration. Shares of stock subject to options or stock appreciation rights (“SARs”) granted under the 2013 Plan count against the share reserve as one share for every one share subject to such option or SAR and shares subject to any other type of award granted under the 2013 Plan count against the share reserve as two shares for every one share subject to such award. If any award, or portion of an award, under the 2013 Plan expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of stock or other consideration, the shares subject to such award will thereafter be available for further awards under the 2013 Plan as provided in the next sentence. Shares of stock that again become available for awards pursuant to the expiration, termination, forfeiture or cancellation of any award (other than an option or SAR) granted under the 2013 Plan, or of any award (other than an option or SAR) granted after March 31, 2011 under the Prior Plan, will be added back as two shares for every one share subject to such award or Prior Plan award. All other awards under the 2013 Plan and all other awards under the Prior Plan will be added back as one share for every one share subject to such award or Prior Plan award. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the Plan.

A summary of option activity under the Company’s stock option plans as of June 30, 2013, and changes during the period then ended, is presented below:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,986,057	$2.75
Granted	1,014,022	3.39
Exercised	(75,500)	1.72
Forfeited/Expired	(423,444)	2.99
Outstanding at June 30, 2013	3,501,135	$2.93	4.56	$1,705,812
		2.73
Exercisable at June 30, 2013	1,227,557	$2.75	1.86	$965,662

Vested and expected to vest at June 30, 2013	3,501,135	$2.93	4.56	$1,705,812

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six months ended
	June 30,
	2013	2012 (1)

Weighted average fair value of options granted	$1.89	$-

Risk-free interest rate	0.76%	-
Expected life (years)	5	-
Expected volatility factor	67%	-
Expected dividends	-	-

(1)	There were no options granted during the six months ended June 30, 2012.

A summary of restricted shares under the Company’s stock option plans as of June 30, 2013, and changes during the period then ended, are presented below:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2013	32,500	$3.14
Granted	-	-
Vested	(7,500)	2.59
Forfeited/Expired	-	-
Unvested at June 30, 2013	25,000	$3.31

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2013 totaled approximately $2.2 million. The weighted-average period over which these costs will be recognized is twenty-nine months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Direct operating costs	$78	$19	$129	$45
Selling and adminstrative expenses	133	284	360	537
Total stock-based compensation	$211	$303	$489	$582

5.	Comprehensive Income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of June 30, 2013, and reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at January 1, 2013	$(43)	$80	$37
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	(1,499)	(1,499)
Total other comprehensive income (loss) before reclassifications, net of taxes	(43)	(1,419)	(1,462)
Net amount reclassified to earnings	36	269	305
Balance at June 30, 2013	$(7)	$(1,150)	$(1,157)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	1,433	1,433
Total other comprehensive income (loss) before reclassifications, net of taxes	95	311	406
Net amount reclassified to earnings	18	(673)	(655)
Balance at June 30, 2012	$113	$(362)	$(249)

6.	Segment Reporting and Concentrations

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

In the second quarter of 2011, the Company launched its IADS segment to perform advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. DocGenix provides services to certain financial services institutions.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Content Services	$16,008	$22,653	$32,276	$47,191
IADS	152	115	787	713
Total consolidated	$16,160	$22,768	$33,063	$47,904

Income (loss) before provision for income taxes:(1)
Content Services	$1,062	$3,404	$2,080	$9,896
IADS	(2,561)	(1,386)	(3,950)	(4,156)
Total consolidated	$(1,499)	$2,018	$(1,870)	$5,740

	June 30, 2013	December 31, 2012
Total assets:
Content Services	$60,203	$61,858
IADS	4,647	4,323
Total consolidated	$64,850	$66,181

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for (benefit from) income taxes for CS and IADS was $0.6 million and $(2.1) million, respectively, for the three months ended June 30, 2013, after eliminating inter-segment profits. Income (loss) before provision for (benefit from) income taxes for CS and IADS was $1.3 million and $(3.2) million, respectively, for the six months ended June 30, 2013, after eliminating inter-segment profits.

Income (loss) before provision for income taxes for Content Service and IADS was $3.7 million and $(1.7) million, respectively, for the three months ended June 30, 2012, after eliminating inter-segment profits. Income (loss) before provision for income taxes for Content Service and IADS were $8.9 million and $(3.2) million, respectively, for the six months ended June 30, 2012, after eliminating inter-segment profits.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Unites States	$10,992	$17,813	$22,903	$37,846
United Kingdom	1,813	2,004	3,662	4,151
The Netherlands	2,151	1,780	4,210	3,477
Other - principally Europe	1,204	1,171	2,288	2,430
	$16,160	$22,768	$33,063	$47,904

Long-lived assets as of June 30, 2013 and December 31, 2012, respectively, by geographic region, are comprised of (in thousands):

	June 30,	December 31,
	2013	2012

United States	$4,729	$3,978

Foreign countries:
Philippines	1,995	1,424
India	4,953	4,926
Sri Lanka	1,022	931
Israel	45	72
Total foreign	8,015	7,353
	$12,744	$11,331

Two clients generated approximately 28% and 47% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Two additional clients accounted for 26% of our total revenues for the three months ended June 30, 2013 but each accounted for less than 10% of our total revenues for the three months ended June 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2013 and 2012, revenues from non-U.S. clients accounted for 32% and 22%, respectively, of our total revenues.

Two clients generated approximately 27% and 48% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. Two additional clients accounted for 25% of our total revenues for the six months ended June 30, 2013 but each accounted for less than 10% of our total revenues for the six months ended June 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2013 and 2012, revenues from non-U.S. clients accounted for 31% and 21%, respectively, of our total revenues.

As of June 30, 2013, approximately 36% of the Company's accounts receivable was from foreign (principally European) clients and 61% of accounts receivable was due from four clients. As of December 31, 2012, approximately 30% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

7.	Income (Loss) Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income (loss) attributable to
Innodata Inc. and Subsidiaries	$(121)	$2,088	$196	$5,520

Weighted average common shares outstanding	24,940	25,085	24,938	24,771
Dilutive effect of outstanding options	-	1,777	-	1,688
Adjusted for dilution computation	24,940	26,862	24,938	26,459

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

Options to purchase 1.7 million shares of common stock for the three months ended June 30, 2013 were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. All options outstanding were included in the computation of diluted net income (loss) per share for the three months ended June 30, 2012 as the exercise price was lower than the average market price. In addition, diluted net income (loss) per share for the three months does not include 1.7 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

Options to purchase 0.6 million shares and 0.1 million shares of common stock for the six months ended June 30, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2013 and December 31, 2012 was $33.2 million and $32.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Fair Value
		2013	2012
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$125

Foreign currency forward contracts	Accrued expenses	$1,827	$-

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net gain (loss) recognized in OCI (1)	$(1,977)	$(565)	$(1,683)	$253
Net gain (loss) reclassified from accumulated OCI into income (2)	$(39)	$(673)	$269	$(955)
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified as direct operating costs.

(3) There were no ineffective portions for the periods presented.

9.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2013 and December 31, 2012, because of the relative short maturity of these instruments.

“Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The following table sets forth the assets and liabilities as of June 30, 2013 and December 31, 2012 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2013	Level 1	Level 2	Level 3

Liabilities
Derivatives	$—	$1,827	$—

December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$125	$—

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2013 is included in accrued expenses and December 31, 2012 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Business Overview

Innodata (NASDAQ: INOD) is a global provider of business process, information technology and professional services that are focused on digital enablement. Our clients comprise several of the world’s leading digital retailers that sell digital content; preeminent publishers and other providers of online business information products; and enterprises in information-intensive industries (such as aerospace, defense, financial services, healthcare, high technology, insurance, and manufacturing) that create and manage large volumes of content to support their products or operations.

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

We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. We believe that by creating and commercializing innovative business strategies and technology solutions, we will be able to accelerate growth and reduce revenue volatility. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to certain financial services institutions. As of June 30, 2013, Innodata owns 85% of Synodex and 94% of docGenix, both limited liability companies.

Each of our segments is organized and managed around three vectors: a vertical industry focus, a horizontal service/process focus, and a supportive operations focus.

The vertically-aligned groups understand our clients’ businesses and strategic initiatives. The vertical group for each particular industry includes experts hired from that industry.

Our horizontal service/process-aligned groups include engineering personnel and delivery personnel. Our engineering teams are responsible for creating secure and efficient custom workflows and integrating proprietary and third-party technologies to automate manual processes and improve the consistency and quality of our work product. These tools include categorization engines that utilize pattern recognition algorithms based on comprehensive rule sets and related heuristics, data extraction tools that automatically retrieve specific types of information from large data sources, and workflow systems that enable various tasks and activities to be performed across our multiple facilities.

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

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive income (loss).

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues

Total revenues were $16.1 million for the three months ended June 30, 2013 compared to $22.8 million for the three months ended June 30, 2012, a decline of $6.7 million or approximately 29%. Revenues from the CS segment were $16.0 million and $22.7 million for the three months ended June 30, 2013 and 2012, respectively, a decline of $6.7 million or approximately 30%. This decline is principally attributable to a reduction in eBook-related services that we performed for one of our significant clients. Revenues from the IADS segment were $0.1 million in both the three months ended June 30, 2013 and 2012, respectively.

Two clients generated approximately 28% and 47% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Two additional clients accounted for 26% of our total revenues for the three months ended June 30, 2013 but each accounted for less than 10% of our total revenues for the three months ended June 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2013 and 2012, revenues from non-U.S. clients accounted for 32% and 22%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $13.4 million and $14.7 million for the three months ended June 30, 2013 and 2012, respectively, a decline of $1.3 million or approximately 8%. Direct operating costs for the CS segment were $11.8 million and $13.8 million for the three months ended June 30, 2013 and 2012, respectively, a decline of $2.0 million or approximately 14%. Direct operating costs for the IADS segment were $1.6 million and $0.9 million for the respective periods, net of intersegment profits, an increase of $0.7 million.

Direct operating costs as a percentage of total revenues increased to 83% for the three months ended June 30, 2013 compared to 64% for the three months ended June 30, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 74% for the three months ended June 30, 2013 compared to 61% for the three months ended June 30, 2012.

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

Direct operating costs for the IADS segment represents certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our new delivery center in Asia.

Selling and Administrative Expenses

Selling and administrative expenses were $4.4 million, or approximately 27% as a percentage of total revenues during the three months ended June 30, 2013, and $6.2 million, or 27% as a percentage of total revenues for the three months ended June 30, 2012, and represents a decrease of $1.8 million or approximately 30%. Selling and administrative expenses for the CS segment were $3.8 million and $5.3 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.6 million and $0.9 million, net of intersegment profits.

In the second half of 2012 we restructured our operations, which resulted in cost savings in the first quarter of 2013. This led to a decline in selling and administrative expenses for the CS segment during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 23% for both the three months ended June 30, 2013 and June 30, 2012.

The $0.3 million decrease in selling and administrative expenses for the IADS segment is primarily attributable to compensation costs of an executive who left the company at the end of 2012.

Income Taxes

For the three months ended June 30, 2013, we recorded a net benefit from income taxes, as our U.S. entity recorded a benefit from income tax on account of losses it incurred; and with respect to our foreign subsidiaries, we recorded a provision for income taxes in accordance with local tax regulations. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the three months ended June 30, 2012, we recorded a provision for income taxes for the U.S. entity and certain, but not all, of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

Net Income (Loss)

We generated a net loss of $0.1 million in the three months ended June 30, 2013 compared to a net income of $2.1 million in the three months ended June 30, 2012. Net income for the CS segment was $2.0 million for the three months ended June 30, 2013, compared to $3.5 million for the three months ended June 30, 2012, net of intersegment profits. The change was primarily attributable to a decline in gross margins resulting from lower revenues offset by a decline in selling and administrative expenses. In addition, we recorded a benefit from income taxes for the three months ended June 30, 2013, compared to a provision for income taxes for the three months ended June 30, 2012. Net loss for the IADS segment was $2.1 million for the three months ended June 30, 2013 compared to $1.4 million for the three months ended June 30, 2012, net of intersegment profits.

Six Months Ended June 30, 2013 and 2012

Revenues

Total revenues were $33.1 million for the six months ended June 30, 2013 compared to $47.9 million for the six months ended June 30, 2012, a decline of $14.8 million or approximately 31%. Revenues from the CS segment were $32.3 million and $47.2 million for the six months ended June 30, 2013 and 2012, respectively, a decline of $14.9 million or approximately 32%. This decline is principally attributable to a reduction in eBook-related services that we performed for one of our significant clients. Revenues from the IADS segment were $0.8 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively.

Two clients generated approximately 27% and 48% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. Two additional clients accounted for 25% of our total revenues for the six months ended June 30, 2013 but each accounted for less than 10% of our total revenues for the six months ended June 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2013 and 2012, revenues from non-U.S. clients accounted for 31% and 21%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $26.2 million and $30.8 million for the six months ended June 30, 2013 and 2012, respectively, a decline of $4.6 million or approximately 15%. Direct operating costs for the CS segment were $23.6 million and $28.3 million for the six months ended June 30, 2013 and 2012, respectively, a decline of $4.7 million or approximately 16%. Direct operating costs for the IADS segment were $2.6 million and $2.5 million for the respective periods, net of intersegment profits.

Direct operating costs as a percentage of total revenues increased to 79% for the six months ended June 30, 2013 compared to 64% for the six months ended June 30, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 73% for the six months ended June 30, 2013 compared to 60% for the six months ended June 30, 2012.

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

Direct operating costs for the IADS segment represents certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our new delivery center in Asia.

Selling and Administrative Expenses

Selling and administrative expenses were $9.0 million, or approximately 27% as a percentage of total revenues during the six months ended June 30, 2013, and $11.6 million, or 24% as a percentage of total revenues for the six months ended June 30, 2012, and represents a decrease of $2.6 million or approximately 22%. Selling and administrative expenses for the CS segment were $7.7 million and $10.2 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $1.3 million and $1.4 million, net of intersegment profits.

In the second half of 2012, we restructured our operations, which resulted in cost savings in the first quarter of 2013. This led to a decline in selling and administrative expenses for the CS segment during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 24% for the six months ended June 30, 2013 compared to 21% for the six months ended June 30, 2012.

Income Taxes

For the six months ended June 30, 2013, we recorded a net benefit from income taxes, as our U.S. entity recorded a benefit from income tax on account of losses it incurred; and with respect to our foreign subsidiaries, we recorded a provision for income taxes in accordance with local tax regulations. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

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

Net Income

We generated net income of $0.2 million in the six months ended June 30, 2013 compared to $5.5 million in the six months ended June 30, 2012. Net income for the CS segment was $3.3 million for the six months ended June 30, 2013, compared to $8.7 million for the six months ended June 30, 2012, net of intersegment profits. The change was primarily attributable to a decline in gross margins resulting from lower revenues offset by a decline in selling and administrative expenses. In addition, we recorded a benefit from income taxes for the six months ended June 30, 2013, compared to a provision for income taxes for the six months ended June 30, 2012. Net loss for the IADS segment was $3.1 million for the six months ended June 30, 2013 compared to $3.2 million for the six months ended June 30, 2012, net of intersegment profits.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$24,379	$25,425
Short term investments – other	2,773	3,091
Working capital	28,599	32,784

At June 30, 2013, we had cash and cash equivalents of $24.3 million, of which about $20.0 million was held by our foreign subsidiaries, and short term investments of $2.7 million, which was entirely held by our operating foreign subsidiaries located in Asia. Cash balances are held in bank deposits at leading U.S. and foreign commercial banks. We have used, and plan to use, such cash for (i) continuing investments in IADS, which in the second quarter aggregated approximately $2.2 million and is expected to require similar investments in the third and fourth quarters, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of June 30, 2013, we had working capital of approximately $28.6 million, as compared to working capital of approximately $32.8 million as of December 31, 2012. We have a $15 million line of credit that expires in June 2014 pursuant to which we may borrow up to 80% of eligible accounts receivable.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2013 was $1.6 million, resulting from a net loss of $0.4 million, adjustments for non-cash items of $0.6 million, and $1.4 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $1.9 million for depreciation and amortization and $0.5 million for stock-based compensation expense but partially offset by tax benefits recognized amounting to $2.0 million. Working capital activities primarily consisted of a source of cash of $3.4 million as a result of net collections of accounts receivable, a use of cash of $1.3 million for a decrease in accrued salaries, wages and related benefits and a use of cash of $0.4 million for a decrease in income and other taxes.

Cash provided by our operating activities for the six months ended June 30, 2012 was $10.2 million, resulting from net income of $4.5 million, adjustments for non-cash items of $3 million, and $2.7 million provided by working capital changes. Adjustment for non-cash items primarily consisted of $1.9 million for depreciation and amortization and $0.6 million for stock-based compensation expense. Working capital activities primarily consisted of a source of cash of $2.8 million as a result of net collections of accounts receivable.

At June 30, 2013, our days’ sales outstanding were approximately 60 days as compared to 76 days as of December 31, 2012. The decrease is on account of collection of outstanding amounts from one of our significant clients.

Net Cash Used in Investing Activities

For the six months ended June 30, 2013 and 2012, cash used in our investing activities for capital expenditures were $3.0 million and $4.5 million, respectively. Capital spending in 2013 principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $0.5 million. Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies for both CS and IADS will approximate $4.0 to $5.0 million, a portion of which we may finance. Also included in investing activities for the six months ended June 30, 2013 is the sale of short-term investments primarily representing proceeds on maturity of $0.3 million of certificates of deposit, and for the six months ended June 30, 2012, is the sale of short-term investments primarily representing proceeds on maturity of $3.2 million of certificates of deposit.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.2 million for the six months ended June 30, 2013. Proceeds from the exercise of stock options amounted to $0.1 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%. The line, which expires in June 2014, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of June 30, 2013.

A significant portion of our cash and cash equivalents and short term investments are held by our foreign operating subsidiaries.

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

In the second quarter of 2012, we filed a shelf registration statement on Form S-3, which gives us the ability to offer, from time to time, up to an aggregate of $70 million of securities which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2013 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Vendor obligations	$194	$194	$-	$-	$-
Non-cancelable operating leases	9,312	1,752	3,676	2,068	1,816
Total contractual cash obligations	$9,506	$1,946	$3,676	$2,068	$1,816

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at June 30, 2013) plus 0.5%, or LIBOR (0.20% at June 30, 2013) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $33.2 million as of June 30, 2013. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $3.0 million as of June 30, 2013. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $3.7 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance sheet transactions or arrangements.

As of June 30, 2013, our foreign locations held cash and short term investments totaling approximately $22.8 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema Document

101. CAL XBRL Taxonomy Extension Calculation Link base Document

101. DEF XBRL Taxonomy Extension Definition Link base Document

101. LAB XBRL Taxonomy Extension Label Link base Document

101. PRE XBRL Taxonomy Extension Presentation Link base Document

Date:	August 8, 2013	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 8, 2013	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer

