Form 10-Q
period 2013-09-30
INNODATA INC
filed 2013-11-12
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐   No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 31, 2013 was 25,049,889.

INNODATA INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2013

INDEX

Part I – Financial Information

Signatures

INNODATA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$25,104	$25,425
Short term investments – other	1,115	3,091
Accounts receivable, net	10,805	14,317
Prepaid expenses and other current assets	2,117	2,561
Deferred income taxes	168	1,104
Total current assets	39,309	46,498

Property and equipment, net	6,331	10,656
Other assets	3,210	3,504
Deferred income taxes	780	4,848
Goodwill	675	675

Total assets	$50,305	$66,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$1,618
Accrued expenses	3,867	2,482
Accrued salaries, wages and related benefits	5,117	6,584
Income and other taxes	1,384	2,155
Current portion of long term obligations	317	818
Deferred income taxes	-	57
Total current liabilities	11,759	13,714

Deferred income taxes	190	182
Long term obligations	3,794	3,374
Commitments and contingencies
Non-controlling interests	(3,315)	(1,598)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,597,000 shares issued and 25,050,000 outstanding at September 30, 2013 and 26,439,000 shares issued and 24,892,000 outstanding at December 31, 2012	266	264
Additional paid-in capital	22,753	22,140
Retained earnings	20,860	32,356
Accumulated other comprehensive income (loss)	(1,714)	37
	42,165	54,797
Less: treasury stock, 1,547,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	37,877	50,509
Total liabilities and stockholders’ equity	$50,305	$66,181

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012

Revenues	$15,746	$19,710
Operating costs and expenses:
Direct operating costs	11,973	13,509
Selling and administrative expenses	3,992	5,233
Impairment charge	5,524	-
Interest income, net	(57)	(32)
Totals	21,432	18,710
Income (loss) before income taxes	(5,686)	1,000
Provision for income taxes	7,297	136
Net income (loss)	(12,983)	864
Loss attributable to non-controlling interests	1,291	425
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(11,692)	$1,289

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.47)	$0.05
Weighted average shares outstanding:
Basic	25,053	24,883
Diluted	25,053	27,446

Comprehensive income (loss):
Net income (loss)	$(12,983)	$864
Pension liability adjustment, net of taxes	18	9
Change in fair value of derivatives, net of taxes of $676 and $309 for the three months ended September 30, 2013 and 2012, respectively	(575)	526
Other Comprehensive income (loss)	(557)	535
Total Comprehensive income (loss)	(13,540)	1,399
Comprehensive loss attributed to non-controlling interests	1,291	425
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(12,249)	$1,824

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2013	2012

Revenues	$48,809	$67,613
Operating costs and expenses:
Direct operating costs	38,183	44,267
Selling and administrative expenses	12,972	16,819
Impairment charge	5,524	-
Interest income, net	(314)	(212)
Totals	56,365	60,874
Income (loss) before income taxes	(7,556)	6,739
Provision for income taxes	5,809	1,409
Net income (loss)	(13,365)	5,330
Loss attributable to non-controlling interests	1,869	1,479
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(11,496)	$6,809

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.46)	$0.27
Diluted	$(0.46)	$0.26
Weighted average shares outstanding:
Basic	24,977	24,808
Diluted	24,977	26,226

Comprehensive income (loss):
Net income (loss)	$(13,365)	$5,330
Pension liability adjustment, net of taxes	54	26
Change in fair value of derivatives, net of taxes of $(46) and $756 for the nine months ended September 30, 2013 and 2012, respectively	(1,805)	1,287
Other Comprehensive income (loss)	(1,751)	1,313
Total Comprehensive income (loss)	(15,116)	6,643
Comprehensive loss attributed to non-controlling interests	1,869	1,479
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(13,247)	$8,122

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2013	2012

Cash flow from operating activities:
Net income (loss)	$(13,365)	$5,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	5,524	-
Depreciation and amortization	2,930	2,881
Stock-based compensation	725	819
Deferred income taxes	4,995	(58)
Pension cost	358	434
Changes in operating assets and liabilities:
Accounts receivable	3,512	4,207
Prepaid expenses and other current assets	183	416
Other assets	(226)	(608)
Accounts payable and accrued expenses	(885)	(661)
Accrued salaries, wages and related benefits	(1,467)	624
Restricted shares withheld for taxes	(31)	-
Income and other taxes	(771)	(264)
Net cash provided by operating activities	1,482	13,120

Cash flow from investing activities:
Capital expenditures	(3,473)	(5,698)
Sale of investments – other	1,976	5,828
Net cash provided by (used in) investing activities	(1,497)	130

Cash flow from financing activities:
Proceeds from exercise of stock options	73	574
Payment of long term obligations	(379)	(131)
Net cash provided by (used in) financing activities	(306)	443

Net increase (decrease) in cash and cash equivalents	(321)	13,693

Cash and cash equivalents, beginning of period	25,425	11,389

Cash and cash equivalents, end of period	$25,104	$25,082

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,129	$1,389

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2013	24,889	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net loss	-	-	-	(11,496)	-	-	(11,496)
Stock-based compensation	-	-	725	-	-	-	725
Issuance of common stock upon exercise of stock options	164	2	70	-	-	-	72
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(151)	-	-	-	(151)
Pension liability adjustments, net of taxes	-	-	-	-	54	-	54
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,805)	-	(1,805)
September 30, 2013	25,050	$266	$22,753	$20,860	$(1,714)	$(4,288)	$37,877

January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168
Net income	-	-	-	6,809	-	-	6,809
Stock-based compensation	-	-	819	-	-	-	819
Issuance of common stock upon exercise of stock options	202	2	572	-	-	-	574
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	26	-	26
Change in fair value of derivatives, net of taxes	-	-	-	-	1,287	-	1,287
September 30, 2012	24,889	$264	$22,729	$31,692	$286	$(4,288)	$50,683

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of September 30, 2013, Innodata owns 83% of Synodex and 94% of docGenix, both limited liability companies.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2013, and the results of its operations and comprehensive income (loss), cash flows and stockholders’ equity for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. The Company is currently evaluating the potential impact of this adoption on its condensed consolidated financial statements.

2.	Property and equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	September 30,	December 31,
	2013	2012
Equipment	$17,312	$23,798
Software	4,035	7,583
Furniture and equipment	2,646	3,400
Leasehold improvements	6,094	7,362
Total	30,087	42,143
Less: accumulated depreciation and amortization	(23,756)	(31,487)
	$6,331	$10,656

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

Depreciation and amortization expense of property and equipment was approximately $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense of property and equipment was approximately $2.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the three and nine months ended September 30, 2013.

3.	Income Taxes

The Company had unrecognized tax benefits of approximately $2.1 million at September 30, 2013 and $2.4 million at December 31, 2012.  The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.7 million at both September 30, 2013 and December 31, 2012.  The unrecognized tax benefits as of September 30, 2013 and December 31, 2012, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2013 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2013	$2,350
Interest accrual	27
Foreign currency revaluation	(284)
Balance – September 30, 2013	$2,093

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions.  The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012.  Various foreign subsidiaries currently have open tax years from 2003 through 2012.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. The Company's U.S. entity has incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, the Company created a $7.1 million valuation allowance against all the U.S. deferred tax assets.  The Company also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $259,000, including interest, through September 30, 2013, for the fiscal tax year ended March 31, 2003.  Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $280,000 and $281,000, including interest through September 30, 2013, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $439,000 including interest through September 30, 2013. Based on recent experience and the current regulatory environment, management believes that the tax provision of $439,000 including interest is adequate. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of September 30, 2013, the Company recorded a tax provision amounting to $834,000 including interest.

In January 2013, one of the Company’s Philippine subsidiaries received an informal tax assessment from the Internal Revenue Service of the Philippines for an amount totaling $3.8 million for the year ended December 31, 2009. The Company disagreed with the basis of the informal tax assessment and contested it vigorously. The Company has not yet received a formal notice of this assessment and the statute of limitations expired on April 15, 2013, for formal notice of the assessment. Management believes that it is reasonably likely that it will be successful in contesting an assessment, if any. Accordingly, the Company recorded no tax provision on said informal tax assessment. The Company will continuously monitor this matter and will record an appropriate tax provision in the event there is any change in circumstances.

4.	Commitments and Contingencies

Line of Credit-The Company has a $15.0 million line of credit pursuant to which it may borrow up to 80% of eligible accounts receivable.  Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%.  The line, which expires in June 2014, is collateralized by the Company’s accounts receivable.  The Company has no outstanding obligations under this credit line as of September 30, 2013.

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
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

The Company is also subject to various legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.  Substantial recovery against the Company in the above-referenced Philippines action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs.  In addition, the Company’s estimate of potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $300,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

5.	Stock Options

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

A summary of option activity under the Company’s stock option plans as of September 30, 2013, and changes during the period then ended, is presented below:

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,986,057	$2.75
Granted	1,014,022	3.39
Exercised	(201,500)	0.96
Forfeited/Expired	(433,444)	2.99
Outstanding at September 30, 2013	3,365,135	$3.02	4.49	$381,872
Exercisable at September 30, 2013	1,100,057	$3.00	1.87	$352,722

Vested and expected to vest at
September 30, 2013	3,365,135	$3.02	4.49	$381,872

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine months ended
	September 30,
	2013	2012

Weighted average fair value of options granted	$1.89	$2.37

Risk-free interest rate	0.76%	0.65%
Expected life (years)	5-7	5
Expected volatility factor	67.37%	68.61%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock option plans as of September 30, 2013, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2013	32,500	$3.14
Granted	-	-
Vested	(7,500)	2.59
Forfeited/Expired	-	-
Unvested at September 30, 2013	25,000	$3.31

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2013 totaled approximately $2.0 million. The weighted-average period over which these costs will be recognized is twenty-five months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Direct operating costs	$76	$25	$205	$70
Selling and administrative expenses	160	212	520	749
Total stock-based compensation	$236	$237	$725	$819

6.	Comprehensive Income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes.  The components of accumulated other comprehensive income (loss) as of September 30, 2013, and reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, were as follows (net of tax):

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at June 1, 2013	$(7)	$(1,150)	$(1,157)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	301	301
Total other comprehensive income (loss) before reclassifications, net of taxes	(7)	(849)	(856)
Net amount reclassified to earnings	18	(876)	(858)
Balance at September 30, 2013	$11	$(1,725)	$(1,714)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at June 1, 2012	$113	$(362)	$(249)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	969	969
Total other comprehensive income (loss) before reclassifications, net of taxes	113	607	720
Net amount reclassified to earnings	8	(442)	(434)
Balance at September 30, 2012	$121	$165	$286

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at January 1, 2013	$(43)	$80	$37
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	(1,198)	(1,198)
Total other comprehensive income (loss) before reclassifications, net of taxes	(43)	(1,118)	(1,161)
Net amount reclassified to earnings	54	(607)	(553)
Balance at September 30, 2013	$11	$(1,725)	$(1,714)

	Pension Liability	Fair value of	Accumulated Other
	Adjustment	Derivatives	Comprehensive Income (loss)

Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	-	2,402	2,402
Total other comprehensive income (loss) before reclassifications, net of taxes	95	1,280	1,375
Net amount reclassified to earnings	26	(1,115)	(1,089)
Balance at September 30, 2012	$121	$165	$286

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statement of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

7.         Segment Reporting and Concentrations

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

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Content Services	$15,591	$19,670	$47,867	$66,860
IADS	155	40	942	753
Total consolidated	$15,746	$19,710	$48,809	$67,613

Income (loss) before provision for income taxes:(1)
Content Services	$1,934	$2,890	$4,015	$12,785
IADS	(7,620)	(1,890)	(11,571)	(6,046)
Total consolidated	$(5,686)	$1,000	$(7,556)	$6,739

	September 30, 2013	December 31, 2012
Total assets:
Content Services	$49,473	$59,908
IADS	832	6,273
Total consolidated	$50,305	$66,181

(1) Before elimination of any inter-segment profits.

Income (loss) before provision for (benefit from) income taxes for CS and IADS was $1.4 million and $(7.1) million, respectively, for the three months ended September 30, 2013, after eliminating inter-segment profits. Income (loss) before provision for (benefit from) income taxes for CS and IADS was $2.7 million and $(10.3) million, respectively, for the nine months ended September 30, 2013, after eliminating inter-segment profits.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

Income (loss) before provision for income taxes for CS and IADS was $2.3 million and $(1.3) million, respectively, for the three months ended September 30, 2012, after eliminating inter-segment profits. Income (loss) before provision for income taxes for CS and IADS was $11.4 million and $(4.7) million, respectively, for the nine months ended September 30, 2012, after eliminating inter-segment profits.

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Unites States	$9,846	$14,134	$32,749	$51,981
United Kingdom	2,222	2,355	5,884	6,505
The Netherlands	2,364	2,072	6,574	5,549
Other - principally Europe	1,314	1,149	3,602	3,578
	$15,746	$19,710	$48,809	$67,613

Long-lived assets as of September 30, 2013 and December 31, 2012, respectively, by geographic region, are comprised of (in thousands):

	September 30,	December 31,
	2013	2012

United States	$1,201	$3,978

Foreign countries:
Philippines	1,873	1,424
India	2,846	4,926
Sri Lanka	1,041	931
Israel	45	72
Total foreign	5,805	7,353
	$7,006	$11,331

Three clients generated approximately 42% and 46% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. One additional client accounted for 11% of our total revenues for the three months ended September 30, 2013 but accounted for less than 10% of our total revenues for the three months ended September 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2013 and 2012, revenues from non-U.S. clients accounted for 37% and 28%, respectively, of our total revenues.

Two clients generated approximately 27% and 44% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. Two additional clients accounted for 25% of our total revenues for the nine months ended September 30, 2013 but each accounted for less than 10% of our total revenues for the nine months ended September 30, 2012. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2013 and 2012, revenues from non-U.S. clients accounted for 33% and 23%, respectively, of our total revenues.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

As of September 30, 2013, approximately 35% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from four clients. As of December 31, 2012, approximately 30% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients.

8.	Income (Loss) Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income (loss) attributable to
Innodata Inc. and Subsidiaries	$(11,692)	$1,289	$(11,496)	$6,809

Weighted average common shares outstanding	25,053	24,883	24,977	24,808
Dilutive effect of outstanding options	-	2,563	-	1,418
Adjusted for dilution computation	25,053	27,446	24,977	26,226

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

Options to purchase 1.8 million shares and 0.1 million shares of common stock for the three months ended September 30, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net income (loss) per share for the three months does not include 1.6 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

Options to purchase 1.7 million shares and 0.1 million shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2013 and December 31, 2012 was $26 million and $32.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Fair Value
		2013	2012

Derivatives designated as hedging instruments:
	Prepaid expenses and
Foreign currency forward contracts	other current assets	$-	$125

Foreign currency forward contracts	Accrued expenses	$1,726	$-

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net gain (loss) recognized in OCI (1)	$(775)	$675	$(2,458)	$928
Net loss reclassified from accumulated OCI into income (2)	$(876)	$(443)	$(607)	$(1,115)
Net gain (loss) recognized in income (3)	$—	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").
(2) Effective portion classified as direct operating costs.
(3) There were no ineffective portions for the periods presented.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

10.          Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2013 and December 31, 2012, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of September 30, 2013 and December 31, 2012 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2013	Level 1	Level 2	Level 3
Liabilities
Derivatives	$—	$1,726	$—

December 31, 2012	Level 1	Level 2	Level 3
Assets
Derivatives	$—	$125	$—

                The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2013 is included in accrued expenses and December 31, 2012 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the three and nine months ended September 30, 2013. The fixed assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that contracts could be terminated by clients, projected or committed volumes of work may not materialize; that our Innodata Advanced Data Solutions segment (“IADS”) is a new venture that has incurred losses since inception and has not reported any substantial revenues, and the Company has written off the assets of IADS and is currently continuing to invest in IADS; the primarily at-will nature of the contracts with our clients and the ability of our clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will occur.

We undertake no obligation to update or review any guidance or changes in the status of client contracts, client relationships, or other forward-looking information, whether as a result of new information, future developments or otherwise.

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

Many of our clients are driving or are responding to rapid and fundamental changes in the way end users discover, consume and create published information. For some of our publishing and information services clients, this means transforming information products from print to digital; for others, it means migrating already-digital products from web-only distribution to multiple-channel distribution that includes mobile and tablet devices and incorporates mobility, social platform and semantic search; and for others still it means re-tooling pure search-based information products into workflow-embedded analytical tools that combine content with software to enable context-aware decision-making; and for a select number of our information services clients, it means embracing the content-as-a-service model to integrate content with other tools, applications and data. Each of these transformations requires shifts in products, as well as the technology and the operations that support them.

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

We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies.. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to certain financial services institutions. As of September 30, 2013, Innodata owns 83% of Synodex and 94% of docGenix, both limited liability companies.

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

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs, new services research and related software development, professional fees and consultant costs, and other administrative overhead costs.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues

Total revenues were $15.7 million for the three months ended September 30, 2013 compared to $19.7 million for the three months ended September 30, 2012, a decline of $4 million or approximately 20%. Revenues from the CS segment were $15.5 million and $19.7 million for the three months ended September 30, 2013 and 2012, respectively, a decline of $4.2 million or approximately 21%. This decline is principally attributable to a reduction in eBook-related services that we performed for one of our significant clients.  Revenues from the IADS segment were $0.2 million for the three months ended September 30, 2013.

Three clients generated approximately 42% and 46% of our total revenues for the three months ended September 30, 2013 and 2012, respectively.  One additional client accounted for 11% of our total revenues for the three months ended September 30, 2013 but accounted for less than 10% of our total revenues for the three months ended September 30, 2012.  No other client accounted for 10% or more of total revenues during these periods.  Further, for the three months ended September 30, 2013 and 2012, revenues from non-U.S. clients accounted for 37% and 28%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $12 million and $13.5 million for the three months ended September 30, 2013 and 2012, respectively, a decline of $1.5 million or 11%. Direct operating costs for the CS segment were $10.6 million and $12.9 million for the three months ended September 30, 2013 and 2012, respectively, a decline of $2.3 million or 18%. Direct operating costs for the IADS segment were $1.4 million and $0.6 million for the respective periods, net of intersegment profits, an increase of $0.8 million.

Direct operating costs as a percentage of total revenues increased to 76% for the three months ended September 30, 2013 compared to 69% for the three months ended September 30, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 68% for the three months ended September 30, 2013 compared to 66% for the three months ended September 30, 2012.

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

Impairment Charge

Our Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, we evaluated the carrying value of the fixed assets of our Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the three months ended September 30, 2013.

Selling and Administrative Expenses

Selling and administrative expenses were $4.0 million, or 25% as a percentage of total revenues during the three months ended September 30, 2013, and $5.2 million, or approximately 27% as a percentage of total revenues for the three months ended September 30, 2012, and represents a decrease of $1.2 million or approximately 24%. Selling and administrative expenses for the CS segment were $3.6 million and $4.6 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.4 million and $0.7 million, net of intersegment profits.

We restructured our operations over the past few quarters which resulted in cost savings in the third quarter of 2013. This led to a decline in selling and administrative expenses for the CS segment during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 23% for both the three months ended September 30, 2013 and September 30, 2012.

The $0.3 million decrease in selling and administrative expenses for the IADS segment is primarily attributable to compensation costs of an executive who left the company at the end of 2012.

Income Taxes

Our Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, we created a $7.1 million valuation allowance against all the U.S. deferred tax assets. The Company also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts.

For the three months ended September 30, 2013, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the three months ended September 30, 2012, we recorded a provision for income taxes for the U.S. entity and certain, but not all, of our foreign subsidiaries, as certain foreign subsidiaries are subject to tax holidays or preferential tax rates, thereby lowering our overall effective tax rate compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

Net Income (Loss)

We generated a net loss of $11.7 million in the three months ended September 30, 2013 compared to net income of $1.3 million in the three months ended September 30, 2012.  Net loss for the CS segment was $4.6 million for the three months ended September 30, 2013, compared to net income of $2.6 million for the three months ended September 30, 2012, net of intersegment profits. The change was primarily attributable to the $7.1 million valuation allowance  referred to in “Income Taxes” and a decline in gross margins resulting from lower revenues offset by a decline in selling and administrative expenses. Net loss for the IADS segment was $7.1 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012, net of intersegment profits. The increase in net loss was primarily on account of the $5.5 million impairment charge for our Synodex subsidiary referred to in “Impairment Charge” in addition to continuing losses from operations.

Nine Months Ended September 30, 2013 and 2012

Revenues

Total revenues were $48.8 million for the nine months ended September 30, 2013 compared to $67.6 million for the nine months ended September 30, 2012, a decline of $18.8 million or approximately 28%. Revenues from the CS segment were $47.9 million and $66.8 million for the nine months ended September 30, 2013 and 2012, respectively, a decline of $18.9 million or approximately 28%. This decline is principally attributable to a reduction in eBook-related services that we performed for one of our significant clients.  Revenues from the IADS segment were $0.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, most of which were attributable to the first half of 2013.

Two clients generated approximately 27% and 44% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.  Two additional clients accounted for 25% of our total revenues for the nine months ended September 30, 2013 but each accounted for less than 10% of our total revenues for the nine months ended September 30, 2012.  No other client accounted for 10% or more of total revenues during these periods.  Further, for the nine months ended September 30, 2013 and 2012, revenues from non-U.S. clients accounted for 33% and 23%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $38.2 million and $44.3 million for the nine months ended September 30, 2013 and 2012, respectively, a decline of $6.1 million or approximately 14%. Direct operating costs for the CS segment were $34.2 million and $41.1 million for the nine months ended September 30, 2013 and 2012, respectively, a decline of $6.9 million or approximately 17%. Direct operating costs for the IADS segment were $4.0 million and $3.2 million for the respective periods, net of intersegment profits.

Direct operating costs as a percentage of total revenues increased to 78% for the nine months ended September 30, 2013 compared to 65% for the nine months ended September 30, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 71% for the nine months ended September 30, 2013 compared to 62% for the nine months ended September 30, 2012.

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

Direct operating costs for the IADS segment represents certain production costs for initial engagements, some of which have not generated follow-on engagements and some of which have not generated adequate revenues, and including pilot engagements, and facility overhead costs for our new delivery center in Asia.

Impairment Charge

Our Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, we evaluated the carrying value of the fixed assets of our Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the nine months ended September 30, 2013.

Selling and Administrative Expenses

Selling and administrative expenses were approximately $13.0 million, or approximately 27% as a percentage of total revenues during the nine months ended September 30, 2013, and $16.8 million, or 25% as a percentage of total revenues for the nine months ended September 30, 2012, and represents a decrease of $3.8 million or approximately 23%. Selling and administrative expenses for the CS segment were $11.3 million and $14.5 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $1.7 million and $2.3 million, net of intersegment profits.

We restructured our operations over the past few quarters which resulted in cost savings in the third quarter of 2013. This led to a decline in selling and administrative expenses for the CS segment during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 24% for the nine months ended September 30, 2013 compared to 21% for the nine months ended September 30, 2012.

Income Taxes

Our Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, we created a $7.1 million valuation allowance against all the U.S. deferred tax assets. The Company also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts.

For the nine months ended September 30, 2013, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

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

Net Income (loss)

We generated a net loss of $11.5 million in the nine months ended September 30, 2013 compared to net income of $6.8 million in the nine months ended September 30, 2012.  Net loss for the CS segment was $(1.2) million for the nine months ended September 30, 2013, compared to net income of $11.5 million for the nine months ended September 30, 2012, net of intersegment profits. The change was primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes” and a decline in gross margins resulting from lower revenues offset by a decline in selling and administrative expenses. Net loss for the IADS segment was $10.3 million for the nine months ended September 30, 2013 compared to $4.7 million for the nine months ended September 30, 2012, net of intersegment profits. The increase in net loss was primarily on account of a $5.5 million impairment charge for our Synodex subsidiary referred to in “Impairment Charge” in addition to continuing losses from operations.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$25,104	$25,425
Short term investments – other	1,115	3,091
Working capital	27,550	32,784

At September 30, 2013, we had cash and cash equivalents of $25.1 million, of which about $22.4 million was held by our foreign subsidiaries located in Asia, and short term investments of $1.1 million, which was entirely held by our foreign subsidiaries located in Asia. Cash balances are held in bank deposits at leading U.S. and foreign commercial banks. We have used, and plan to use, such cash for (i) investments in IADS, which in the third quarter aggregated approximately $2.2 million and is expected to require similar investments in the fourth quarter of 2013, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of September 30, 2013, we had working capital of approximately $27.6 million, as compared to working capital of approximately $32.8 million as of December 31, 2012. We have a $15 million line of credit that expires in June 2014 pursuant to which we may borrow up to 80% of eligible accounts receivable. Cash and cash equivalents held by foreign subsidiaries is subject to income taxes if repatriated.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2013 was $1.5 million, resulting from a net loss of $13.4 million, adjustments for non-cash items of $14.5 million, and $0.4 million provided by working capital changes. Adjustment for non-cash items primarily consisted of a $5.5 million impairment charge for our Synodex subsidiary, $2.9 million for depreciation and amortization and $5.0 million for a deferred income tax provision arising primarily on account of a $7.1 million valuation allowance on all of our U.S. deferred tax assets.  Working capital activities primarily consisted of a source of cash of $3.5 million as a result of net collections of accounts receivable, a use of cash of $1.5 million for a decrease in accrued salaries, a use of cash of $0.8 million for a decrease in income and other taxes and use of cash of $0.9 million for a decline in accounts payable and accrued expenses.

Cash provided by our operating activities for the nine months ended September 30, 2012 was $13.1 million, resulting from net income of $5.3 million, adjustments for non-cash items of $4.1 million, and $3.7 million provided by working capital changes.  Adjustment for non-cash items primarily consisted of $2.9 million for depreciation and amortization and $0.8 million for stock-based compensation expense.  Working capital activities primarily consisted of a source of cash of $4.2 million as a result of net collections of accounts receivable.

Our days’ sales outstanding (DSO) for the nine months ended September 30, 2013 was approximately 70 days as compared to 76 days for the year ended December 31, 2012. The decrease is on account of the collection of outstanding amounts from one of our significant clients. We calculate DSO by first dividing the total revenues for the period over average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we take the total number of days within the period reported over the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2013 and 2012, cash used in our investing activities for capital expenditures was $3.5 million and $5.7 million, respectively. Capital spending in 2013 principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $0.8 million.  Capital spending in 2012 principally consisted of the purchase of technology equipment including workstations, computer software, and leasehold improvements. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies for both CS and IADS will approximate $4.0 to $5.0 million, a portion of which we may finance.  Also included in investing activities for the nine months ended September 30, 2013 and 2012 is the sale of short-term investments primarily representing proceeds on maturity of $2.0 million and $5.8 million of certificates of deposit, respectively.

Net Cash Provided by (Used in) Financing Activities

Total payments of long-term obligations approximated $0.4 million for the nine months ended September 30, 2013.  Proceeds from the exercise of stock options amounted to $0.1 million and $0.6 million during the nine months ended September 30, 2013 and 2012, respectively.

Future Liquidity and Capital Resource Requirements

We have a $15.0 million line of credit pursuant to which we may borrow up to 80% of eligible accounts receivable. Borrowings under the credit line bear interest at the bank’s alternate base rate plus 0.5%, or LIBOR plus 2.5%.  The line, which expires in June 2014, is collateralized by our accounts receivable. We have no outstanding obligations under this credit line as of September 30, 2013.

A significant portion of our cash and cash equivalents and short term investments is held by our foreign operating subsidiaries. Cash and cash equivalents held by foreign subsidiaries is subject to income taxes if repatriated.

We believe that our existing cash and cash equivalents, short-term investments, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months.  However, if circumstances change, or if we determine to continue to invest in IADS for an extended period without obtaining significant revenues, we may need to raise debt or additional equity capital which may or may not be available on a reasonable basis or at all. We have historically funded our foreign expenditures from our U.S. corporate headquarters on an as-needed basis.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2013 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Non cancelable operating leases	$7,074	$1,366	$2,526	$1,659	$1,523
Total contractual cash obligations	$7,074	$1,366	$2,526	$1,659	$1,523

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position.  For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013.

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

In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. We are currently evaluating the potential impact of this adoption on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at September 30, 2013) plus 0.5%, or LIBOR (0.20% at September 30, 2013) plus 2.5%.  We have no outstanding obligations under this line.  To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts.  These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $26 million as of September 30, 2013.  We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations.  A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.4 million as of September 30, 2013.  Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.9 million.  Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

As of September 30, 2013, our foreign locations held cash and short term investments totaling approximately $23.5 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

INNODATA INC.

Date:	November 12, 2013	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 12, 2013	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

