Form 10-K
period 2013-12-31
INNODATA INC
filed 2014-03-14
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2013

☐	Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number  0-22196

INNODATA INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three University Plaza
Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

(201) 371-8000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	The Nasdaq Stock Market LLC
Preferred Stock Purchase Right	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2013) was $70,796,300.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 10, 2014 was 25,049,889.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC
Form 10-K
For the Year Ended December 31, 2013

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients, projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions segment (“IADS”)is a new venture with minimal revenues that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for digital content and professional services in knowledge processing; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we acquire; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

We operate in two reporting segments: Content Services  and Innodata Advanced Data Solutions.

Content Services (CS) Segment

Our  CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

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

By blending consulting, technology and operations sourcing, along with deep domain expertise, we provide measurable outcomes for publishing companies, information services companies and enterprises through business transformation, accelerating innovation and efficient operations. Areas of notable technical competency and innovation include high-quality, large-scale transformation from image and PDF formats into digital text in a wide variety of formats (XML, ePUB3, XHTML, etc.); extraction and transformation of complex unstructured legal, financial, medical and technical information to enriched, structured, normalized, and referenced information; and development and integration of technologies that relate to digital publishing workflow (including editorial and production systems), custom content management systems and digital asset management systems (including enterprise database technologies) and media-neutral content delivery systems (including portals, websites and mobile applications).  Each of our technical competencies is supported by defined approaches, frameworks and methodologies. We have a special focus on XML and related structured information standards, and through its employees Innodata has played leadership roles in the development of such standards.

E-Book Production and Distribution

We are one of the largest producers of e-books, serving four of the five leading digital retailers of e-books as well as 80 leading trade, education and professional publishers that sell e-books. We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since the fall of 2011, we have produced over 1 million e-book titles.

Information Product Development

We help our clients develop high-value information products and knowledge repositories. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information. Information and publishing is a $753 billion industry consisting of more than 7,000 publishers, information providers and software service firms worldwide. Many of our clients specialize in the scientific, technical and medical (STM) segment (estimated revenues of $32.3 billion) and the legal, tax and regulatory (LTR) segment (estimated revenues of $19.7 billion)1. Both STM and LTR publishers make some or all of their revenues from the sale of information products created from the primary and secondary data produced by professionals and researchers (in the case of STM) or courts, legislatures, administrative bodies and rule-making institutions (in the case of LTR).

[1]	Outsell Inc. (January 24, 2014). “Information Industry Market Size & Share Rankings Report: Preliminary 2013 Results.”
2

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

For example, a leading legal publisher sought to develop a new digital product that would provide lawyers and compliance officers a workflow tool for rule checking, rapid research and fact checking. The new digital tool needed to be accessible via laptops, smart phones and tablet devices.  Moreover, it needed to be updated daily to maintain pace with rapid regulatory developments (it was destined to replace a printed loose leaf series that was updated only monthly).  Our technology architects, developers and content analysts designed and implemented the new digital tool within budget and on schedule. Using the new digital tool, lawyers and compliance officers can now confidently react faster to their clients’ increased regulatory burdens with up-to-date information.

For another leading global publisher, we developed an eReader application designed specifically for complex professional reference material. The publisher saw an opportunity to increase sales by re-publishing its printed reference works as e-books, but was unable to market them as e-books because existing eReader applications were built for simple fiction and trade books. We developed an eReader application for the client that changed this – it enabled advanced search, linking and cross-references to external sources, subscriber annotations, frequent textual updates and a host of other functions the publisher required in order to distribute its complex reference books as e-books over the iPad® as well as Android and Windows-enabled mobile devices.

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

For example, for a leading provider of networking equipment, we provide digital enhancement and related production systems support for its product guides, release notes, configurations guides, installation guides and other documents.

For an $8 billion leading provider of financial and news information, we aggregate public source documentation from a variety of government agencies, which it transforms, analyzes and extracts in order to support a real-time, high-value information product.

For a leading wholesale textbook distributor, we provide support and maintenance for its digital book platform, including its customizable bookshelf and eReader applications and its conversion and fulfillment processes.

Digital Content Supply Chain Strategy

We work with clients at a strategic business and technology level to address business process and technology challenges related to digital content supply chain optimization and strategy. By aligning operations and technology with business goals, we help businesses accelerate new product development and introduction; control cost; consolidate and leverage technology investment; and obtain benefits of scale.

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

For a publisher of legal treatises and practice guides and provider of on-demand learning, we created a future-state vision of operational workflows required to support an increasing array of technologies and online products. This future-state vision included recommendations regarding process improvements and new technologies.

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

IADS operates through its Synodex LLC and docGenix LLC subsidiaries.  As of December 31, 2013 we owned 83% of Synodex and 94% of docGenix.

The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and piloted its APS.Extract® product for specific use with life, disability and long-term care insurance underwriting and claims and has cultivated a large number of interested clients in both the U.S. and the U.K. Most recently, Synodex launched its Synodex.Connect® platform to facilitate digital data exchange for underwriting workflows between independent brokers and insurance carriers, including delivery of Synodex’s APS.Extract data and reports.

The main focus of the docGenix business is the extraction and classification of data from unstructured legal documents in order to improve an organization’s ability to analyze documentation and feed actionable data to downstream applications.

As an example of our docGenix service, we provided a leading global investment company a new content management system for its complex derivatives agreements. The company is party to more than 5,000 derivative contracts where the impact of market changes and the counterparty and collateral changes require daily verification and analysis.  Conducting this research was slow and resource-intensive because contract creation, storage and retrieval processes were all still paper or image based. Using docGenix’s system, these complex documents are transformed into machine readable, computer-addressable data that is downstreamed to risk collateral and other mission-critical systems, and users can perform multi-dimensional, complex queries in minutes.

The IADS subsidiaries are in a developmental stage and have incurred losses since inception and have reported minimal revenues through 2013. Our cumulative investment in these subsidiaries was $24.0 million as of December 31, 2013, consisting of $17.0 million in operating expenses and $7.0 million in capital expenditures. As of December 31, 2013, the Company has written off all the fixed assets of IADS. In the immediate future  we intend to continue to invest in these subsidiaries at the combined rate of $1.5 to $2.0 million per quarter.

Our Global Operations

We provide our services using a globally distributed workforce utilizing advanced technologies which automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our production facilities are ISO 27001 certified. In addition, we comply with the requirements of the United States’ Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Both Innodata and Synodex are U.S. Safe Harbor registered entities adhering to both the European Union and the Switzerland Safe Harbor Frameworks on the protection of personal data. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Our Opportunity

Rapid changes in digital content technologies have created the need for all sorts of companies to refashion their product offerings and their operations.  Media, publishing and information services companies contend with new monetization models, delivery platforms, and channels.  They seek to develop new digital products as print product revenue wanes; to broaden their markets by distributing content over the iPad®, iPhone®, Android and other portable devices; and to monetize existing content in new, highly targeted custom products through flexible reuse and repurposing.

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

Clients

Four clients each generated more than 10% of our revenues in the fiscal year ended 2013. Revenues from Apple Inc. (“Apple”) were approximately $6.8 million, or 11% of total revenues, revenues from Bloomberg L.P. affiliated companies (the “BLP Clients”) were approximately $9.5 million, or 15% of total revenues, revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $9.6 million or 15% of total revenues, and revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $6.8 million, or 11% of total revenues. No other client generated more than 10% of our revenues in 2013. These four clients together generated approximately 51%, 57% and 51% of our total revenues in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 35%, 24% and 30% of our total revenues for these respective fiscal years.

We have long-standing relationships with many of our clients, and we have provided services to three of the four clients mentioned in the preceding paragraph for over ten years. Our track record of delivering high-quality services helps us to solidify client relationships. Many of our clients have continued to provide additional projects to us after our initial engagement with them.

Our contractual arrangements with Apple during calendar year 2013 consisted of a master services agreement (“MSA”) and two statements of work (“SOWs”). The MSA and SOWs automatically renew on a monthly basis unless terminated by either party for convenience on 60 days’ prior notice with respect to the MSA and one SOW, and on 30 days’ prior notice with respect to the second SOW. The MSA may be terminated by either Apple or the Company for material breach, failure to meet service levels, or insolvency related events that that are not cured during a 30-day notice period, or, if the material breach is incapable of cure, immediately on written notice. Apple may also terminate the MSA in the event of a force majeure that materially affects performance and lasts for more than 30 days. The SOWs may be terminated by either party for “cause” on 30 days’ notice (0 days’ notice if the “cause” is incurable), and without “cause” on 60 days’ notice with respect to one SOW and 30 days’ notice with respect to the second SOW. The MSA also contains confidentiality, indemnification and other standard provisions.

Our contractual agreements with the BLP Clients during calendar year 2013 consisted of two MSAs and separately agreed to SOWs for specific services. The MSAs automatically renew on an annual basis unless terminated by either party on 60 days’ prior notice. BLP Clients may terminate the MSA on 30 days’ notice, and the BLP Clients may terminate the SOWs on notice periods ranging from 30 days to 90 days. The MSAs and SOWs may also be terminated by either BLP Clients or the Company on notice periods of 30 days or less for “cause,” or on insolvency related events or changes of control of the other party. The MSAs also contains confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients during 2013 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two of the MSAs have indefinite terms, a third has a term that ends in February 2014, and the fourth has a term that ends on the later of September 2015 or the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate their SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate two of the MSAs on notice periods of 180 days, and a third on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2013 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two MSAs have indefinite terms, two MSAs continue in effect until the later of their expiration date and the completion of all services performed pursuant to such MSA, one MSA has a term that expires in March 2017, and one MSA expired in July 2013.  One MSA expired in December 2012 and SOWs for services that continue to be performed by the Company pursuant to the MSA are in the process of being transferred to the MSA that will expire in March 2017. WK Clients may terminate certain MSAs on notice periods ranging from three months to 30 days, and they may terminate certain individual SOWs on notice periods ranging from 10 days to three months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate certain of the MSAs on notice periods ranging from 30 days to three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

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

Our focus on quality.   We have achieved a reputation within our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we have production facilities.  Our quality assurance teams are compliant and certified to the ISO 9001:2008 quality management system standards.

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

Our internal infrastructure.   We utilize established facilities, technology and communications infrastructure to support our business model.  We own and operate some of the most advanced content production facilities in the world, which are linked by multi-redundant data connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks and data centers – is configured with industry standard redundancy, often with more than one backup to help ensure 24x7 availability.  Our infrastructure is built to accommodate advanced tools, processes and technologies that support our content and technical experts.  We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including managed firewalls and intrusion services.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily out of our corporate headquarters in Hackensack, New Jersey, just outside New York City. During 2013, we had five executive-level business development and marketing professionals and approximately 10 sales personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Research and Development

We did not incur any research and development costs in any of the three years ended December 31, 2013, 2012 or 2011.

Competition

Our Content Services segment operates in a  highly competitive, fragmented and intense market.  Major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital.

We compete in this market by offering high-quality services and favorable pricing that leverages our technical skills, IT infrastructure, offshore model and economies of scale.  Our competitive advantages are especially attractive to clients for undertakings that are technically challenging are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

The Synodex subsidiary of our IADS segment seeks to compete in the insurance data analysis industry by applying innovative technology to speed accurate decision making and to improve productivity. It is at an early stage of development. Its major competitors are Risk Righter, EMSI, Parameds, and Hooper Holmes, all of whom are large firms with established client bases.

We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have eight production facilities in the Philippines, India, Sri Lanka and Israel.

Employees

As of December 31, 2013, we employed approximately 40 persons in the United States and Europe, and over 5,000 persons in eight global delivery centers in the Philippines, India, Sri Lanka and Israel.  Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences.  No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at Three University Plaza, Hackensack, New Jersey 07601, and our telephone number is (201) 371-8000. Our website is www.innodata.com; information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A.   Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues.  Two clients generated approximately 26%, 41% and 30% of the Company’s total revenues in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Another client accounted for 15% of our total revenues for the year ended December 31, 2013, but for accounted for less than 10% for the years ended December 31, 2012 and 2011.  One other client accounted for 11% of our total revenues for the year ended December 31, 2013 but accounted for less than 10% for the year ended December 31, 2012 and 14% for the year ended December 31, 2011.  No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2013, 2012 and 2011, revenues from non-US clients accounted for 35%, 24% and 30%, respectively, of the Company's revenues.  We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our clients’ requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. They may also request us to modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major clients varies, or if the services they require from us change, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. If certain key terms of our agreements with our major clients are modified, our revenues and results of operations may be adversely affected. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

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

The Synodex and docGenix subsidiaries in our IADS segment are early stage companies and have incurred losses to date.

We have invested significant amounts in the Synodex and docGenix subsidiaries of our IADS segment. Our total 2013 investment in Synodex and docGenix was $8.3 million, consisting of $7.3 million in operating expenses and $1.0 million in capital expenditures. Our cumulative investment in these subsidiaries as of December 31, 2013 was $24 million, consisting of $17.0 million in operating expenses and $7.0 million in capital expenditures. During 2013, these subsidiaries generated approximately $1.1 million in revenues and incurred a net loss of $11.8 million, net of inter-segment profits. The net loss includes a $5.5 million impairment charge on the fixed assets of our Synodex subsidiary. As of December 31, 2013, we have written off all the fixed assets of IADS.

 We intend to continue to invest in Synodex and docGenix in the immediate future at the combined rate of $1.5-$2.0 million per quarter. However, we may curtail our continuing investments if our internal resources are insufficient and outside financing is not available on terms we find attractive.

These subsidiaries are still subject to the risks and uncertainties of early stage companies, and there can be no assurance that these subsidiaries will be viable. We have no prior experience in selling these IADS services and we are dependent on a small group of skilled personnel. Failure to generate meaningful revenues and margins could have an adverse effect on our results of operations and financial condition.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

We may pursue acquisitions, joint ventures or engage in strategic investments or partnerships to grow and enhance our capabilities. We cannot assure that we will successfully consummate any acquisitions or joint ventures, or profit by strategic investments, or achieve desired financial and operating results. Further, such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration with our current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any such venture we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable.  If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2013, 65% or $7.9 million, of our accounts receivable was due from four clients. See “Liquidity and Capital Resources.”

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations.  During the past eight quarters, our net income ranged from a profit of approximately $3.4 million in the first quarter of 2012 to a loss of approximately $11.7 million in the third quarter of 2013.

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

Over the past few years, we have experienced wage inflation in the Asian countries where we have the majority of our operations. In addition, we may experience adverse fluctuations in foreign currency exchange rates. These global events have put pressure on our profitability and our margins. Although we have tried to partially offset wage increases and foreign currency fluctuations through price increases and improving our efficiency, we cannot ensure that we may be able to continue to do so in the future, which would negatively impact our results of operations.

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

As we get new opportunities and win new business, our new clients may not generate the level of revenues that we initially anticipated at the time of signing a contract with them. This could be due to various reasons beyond our control. We may invest in people or technology and incur other costs in anticipation of revenues, and as such any deviation from our expected plan would impact our margins and earnings.

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

We compete in highly competitive markets for our CS segment that have low barriers to entry.

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

Certain laws and regulations regarding data privacy and security affecting our clients impose requirements regarding the privacy and security of information maintained by these clients, as well as notification to persons whose personal information is accessed by an unauthorized third party.  As a result of any continuing legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security.  The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. In addition, as part of the service we perform, we have access to confidential client data, including sensitive personal data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the Data Protection Act 1988, Health Insurance Portability and Accountability Act of 1996 as amended (including by the Health Information Technology for Economic and Clinical Health Act and various other laws governing the protection of individually identifiable information). We may also be bound by certain client agreements to use and disclose the confidential client information in a manner consistent with the privacy standards under regulations applicable to such client. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

If client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, or if any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, we may have substantial liabilities to our clients.  Any incidents with respect to the handling of such information could subject us to litigation or indemnification claims with our clients and other parties. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka and Israel, while our headquarters are in the United States, and our clients are primarily located in North America and Europe.  While we do not depend on significant revenues from sources internal to the countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment.  Other risks associated with our international business activities include:

·	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;

·	local competition, particularly in the Philippines, India and Sri Lanka;

·	imposition of public sector controls;

·	trade and tariff restrictions;

·	price or exchange controls;

·	currency control regulations;

·	foreign tax consequences;

·	labor disputes and related litigation and liability;

·	limitations on repatriation of earnings; and

·	the burdens of complying with a wide variety of foreign laws and regulations.

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

Substantially all of the services we provide to our clients are provided by our Asian subsidiaries located in different jurisdictions. Tax authorities in some of these jurisdictions have from time to time challenged the manner in which we allocate our profits among our subsidiaries, and we may not prevail in this type of challenge. If such a challenge were successful, our worldwide effective tax rate could increase, thereby decreasing our net income.

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

Unremitted earnings of  our foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States. Unremitted earnings aggregated $32.4 million at December 31, 2013 and were held by our foreign subsidiaries in cash and cash equivalents. A significant portion of the amounts held outside of the United States could be repatriated to the United States, but under current law would be subject to United States federal income taxes less applicable foreign tax credits should we intend to remit these funds. While as of December 31, 2013 we have no plans to remit the funds, if we change our intent we will have to accrue the applicable amount of taxes associated with such earnings and pay such taxes. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

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

We conduct the majority of our production operations in the Philippines, India, Sri Lanka and Israel. These countries and regions remain vulnerable to disruptions from political uncertainty, political unrest, terrorist acts, and natural calamities.

Any damage to our network and/or information systems would damage our ability to provide service, in whole or in part, and/or otherwise damage our operation  and could have an adverse effect on our business, financial condition or results of operations. Further, political tensions and escalation of hostilities in any of these countries could adversely affect our operations in these countries and therefore adversely affect our revenues and results of operations. We have significant amount of cash and cash equivalent and short term investments that are held by our operating foreign subsidiaries located in Asia. Any political uncertainly, unrest, disruption or natural calamities in any of these countries may restrict our access to these assets, which in turn could disrupt our business and financial condition.

Terrorist attacks or a war could adversely affect our results of operations.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States and the attacks in Mumbai, India in November 2008, and other acts of violence or war could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence.  In addition, acts of violence or war may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

We are the subject of continuing litigation, including litigation by certain of our former employees.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, we believe that recovery against Innodata Inc. is nevertheless unlikely.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above-referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. See “Legal Proceedings.”

Our reputation could be damaged or our profitability could suffer if we do not meet the controls and procedures in respect to the services and solutions we provide to our clients, or if we contribute to our clients’ internal control deficiencies.

Our clients may perform audits or require us to perform audits, provide audit reports or obtain certifications with respect to the controls and procedures that we use in the performance of services for such clients, especially when we process data or information belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an appropriate certification or opinion with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, our profitability could suffer if our controls and procedures were to result in internal controls failures or impair our client’s ability to comply with its own internal control requirements.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Stock Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters and eight overseas production facilities in the Philippines, India, Sri Lanka and Israel, all of which are leased. The square footage of all our leased properties totals approximately 370,000.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3.  Legal Proceedings.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippine subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, we believe that recovery against Innodata Inc. is nevertheless unlikely.

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

We are also subject to various other legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 13, 2014, there were 89 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 3,072.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2013.

	Common Stock
	Sale Prices

2012	High	Low

First Quarter	$6.24	$3.65

Second Quarter	7.25	4.90

Third Quarter	7.35	3.18

Fourth Quarter	4.24	2.80

2013	High	Low

First Quarter	$4.19	$3.24

Second Quarter	3.50	2.91

Third Quarter	3.28	2.29

Fourth Quarter	2.65	2.21

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.  The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2013:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,048,000	$2.99	1,475,100

Equity compensation plans not approved by security holders	-	-	-

Total	3,048,000	$2.99	1,475,100

(1) 2013 Stock Plan, approved by the stockholders, see Note 8 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

There were no repurchases of equity securities during the year.

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program. We did not repurchase any shares of our common stock under the September 2011 authorization.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2013.

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2013, 2012 and 2011 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$64,249	$86,591	$73,942	$61,513	$76,711

Operating costs and expenses
Direct operating expenses	49,127	57,382	50,176	47,284	52,143
Selling and administrative expenses	17,295	22,189	19,082	15,659	16,318
Impairment charge	5,524	505	-	-	-
	71,946	80,076	69,258	62,943	68,461

Income (loss) from operations	(7,697)	6,515	4,684	(1,430)	8,250
Interest income – net	(313)	(324)	(587)	(215)	(30)

Income (loss) before provision for (benefit from) income taxes	(7,384)	6,839	5,271	(1,215)	8,280
Provision for (benefit from) income taxes	5,451	1,150	1,361	(468)	967
Net income (loss)	(12,835)	5,689	3,910	(747)	7,313

Loss attributable to non-controlling interests	2,203	1,784	561	-	-

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(10,632)	$7,473	$4,471	$(747)	$7,313

Income (loss) per share attributable to Innodata Inc. and Subsidiaries

Basic	$(0.43)	$0.30	$0.18	$(0.03)	$0.30
Diluted	$(0.43)	$0.28	$0.18	$(0.03)	$0.28

Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)

BALANCE SHEET DATA:

Working capital	$28,844	$32,784	$28,148	$26,088	$32,589

Total assets	$49,997	$66,181	$59,397	$52,247	$53,565

Long term obligations	$3,747	$3,374	$2,944	$1,604	$1,199

Stockholders’ equity	$39,973	$50,509	$41,168	$39,438	$40,985

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

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2013:

(Dollars in millions)
	Years Ended December 31,
	2013	% of revenue	2012	% of revenue	2011	% of revenue

Revenues	$64.2	100.0%	$86.6	100.0%	$73.9	100.0%
Direct operating costs	49.1	76.5%	57.4	66.3%	50.1	67.8%
Selling and administrative expenses	17.3	26.9%	22.2	25.6%	19.1	25.8%
Impairment charge	5.5	8.6%	0.5	0.6%	-	-
Income (loss) from operations	(7.7)	-12.0%	6.5	7.5%	4.7	6.4%
Other income	(0.3)		(0.3)		(0.6)
Income (loss) before provision for
(benefit from) income taxes	(7.4)		6.8		5.3
Provision for income taxes	5.4		1.1		1.4
Net income (loss)	(12.8)		5.7		3.9
Loss attributable to non-controlling interest	2.2		1.8		0.6
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(10.6)		$7.5		$4.5

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

Direct Operating Costs

Direct operating costs consist of direct payroll, lease rentals and occupancy costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gains and losses on settlement of foreign currency forward contracts and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries and incentives, sales and marketing costs, new services research and related software development, professional fees and consultant costs and other administrative overhead costs.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Total revenues were $64.2 million for the year ended December 31, 2013, a 26% decrease from the $86.6 million for the year ended December 31, 2012.  Revenues from the CS segment were $63.1 million and $85.4 million for the years ended December 31, 2013 and 2012, respectively.  Revenues from the IADS segment were $1.1 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

The $22.3 million decrease in the CS segment is principally attributable to an $18.9 million decline in revenues from e-book related services that we perform for one of our significant clients, partly offset by a $3.4 million increase in revenues from our non-e-book related services. In 2014, we expect that revenues from one of our non-e-book clients will decline by $5.0 million.

Two clients generated approximately 26%, 41% and 30% of our total revenues in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Another client accounted for 15% of our total revenues for the year ended December 31, 2013, but accounted for less than 10% for the years ended December 31, 2012 and 2011.  One other client accounted for 11% of our total revenues for the year ended December 31, 2013 but accounted for less than 10% for the year ended December 31, 2012 and 14% for the year ended December 31, 2011.  No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2013, 2012 and 2011, revenues from non-US clients accounted for 35%, 24% and 30%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were approximately $49.1 million and $57.4 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $8.3 million or approximately 14%. Direct operating costs for the CS segment were $43.9 million and $53.3 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $9.4 million or approximately 18%. Direct operating costs for the IADS segment were approximately $5.2 million and $4.1 million for the respective periods, net of intersegment profits.

Direct operating costs as a percentage of total revenues increased to 76% for the year ended December 31, 2013 compared to 66% for the year ended December 31, 2012. Direct operating costs for the CS segment as a percentage of CS segment revenues were 70% for the year ended December 31, 2013 compared to 62% for the year ended December 31, 2012.

The decline in direct operating costs for the CS segment was principally attributable to a decrease in production headcount due to a decline in CS revenues. However, direct operating costs as a percentage of CS segment revenues have increased  since our direct operating costs are comprised of both fixed and variable costs and fixed costs do not change proportionately to changes in revenues.

Direct operating costs for the IADS segment consist primarily of certain production costs for pilot and other initial engagements, as well as facility overhead costs for our new delivery center in Asia.

As of December 31, 2013, all fixed assets of IADS have been written off. Starting in the fourth quarter of 2013, all capital expenditures incurred for IADS are expensed as direct operating costs.

Impairment Charge

The Synodex subsidiary of our IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result, in the third quarter of 2013, we evaluated the carrying value of the fixed assets of our Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013.

In the fourth quarter of 2012, we evaluated the carrying value of the fixed assets of our docGenix subsidiary compared to its fair value and concluded that the carrying value exceeds its fair value. This resulted in an impairment charge of $0.5 million for the year ended December 31, 2012.

Selling and Administrative Expenses

Selling and administrative expenses were $17.3 million and $22.2 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $4.9 million, or approximately 22%.  Selling and administrative costs for the CS segment were $15.2 million and $19.3 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $2.1 million and $2.9 million, net of intersegment profits.

We restructured our operations over the past few quarters which resulted in cost savings in the second half of 2013. This led to a decline in selling and administrative expenses for the CS segment during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Selling and administrative expenses for the CS segment, as a percentage of CS segment revenues, increased to 24% for the year ended December 31, 2013, from 23% for the year ended 2012, primarily as a result of lower revenues and the fixed component of our selling and administrative expenses. A significant portion of our selling and administrative expenses is fixed in nature.

The decline in selling and administrative expenses for the IADS segment is primarily on account of restructuring our docGenix operations in the fourth quarter of 2012.

Income Taxes

For the year ended December 31, 2013, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

The Synodex subsidiary of our IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, we created a valuation allowance against all the U.S. deferred tax assets starting in the third quarter of 2013. As of December 31, 2013, we have a valuation allowance of $8.1 million against all of our U.S. deferred tax assets.

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

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. If such earnings were to be distributed, we could be subject to United States income taxes that may not be fully offset by foreign tax credits. It is not practicable at this time to determine the amount of unrecognized deferred tax liability related to these earnings.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of our Indian subsidiaries received a tax assessment approximating $263,000, including interest, through December 31, 2013, for the fiscal tax year ended March 31, 2003.  We disagree with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in our favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which we have filed an application to defend the case, and we intend to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $285,000 and $290,000, including interest through December 31, 2013, for the fiscal years ended March 31, 2005 and 2006, respectively. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and are contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $453,000 including interest through December 31, 2013. Based on recent experience and the current regulatory environment, we believe that the tax provision of $453,000 including interest is adequate. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, we continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of December 31, 2013, the Company recorded a tax provision amounting to $1,162,000 including interest.

In January 2013, one of our Philippine subsidiaries received an informal tax assessment from the Internal Revenue Service of the Philippines for an amount totaling $3.8 million for the year ended December 31, 2009. We disagreed with the basis of the informal tax assessment and contested it vigorously. The ultimate outcome was favorable, and, accordingly, we did not record any tax provision.

We had unrecognized tax benefits of $2.5 million and $2.4 million at December 31, 2013 and 2012, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.8 million and $0.7 million at December 31, 2013 and 2012, respectively. The unrecognized tax benefits as of December 31, 2013 and 2012, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Loss

We generated a net loss of $10.6 million in the year ended December 31, 2013, compared to net income of $7.5 million in the year ended December 31, 2012. The loss is primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes,” the $5.0 million impairment charge referred to in “Impairment Charge,” a decline in gross margins of the CS segment resulting from lower revenues offset in part by a decline in selling and administrative expenses, and continuing losses from operations of the IADS segment.

Net income for the CS segment was $1.2 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012. Net loss for the IADS segment was $11.8 million for the year ended December 31, 2013 compared to $6.3 million for the year ended December 31, 2012, net of intersegment profits.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

          Total revenues were $86.6 million for the year ended December 31, 2012, a 17% increase from the $73.9 million for the year ended December 31, 2011.  Revenues from the CS segment were $85.4 million and $73.9 million for the years ended December 31, 2012 and 2011, respectively.  Revenues from the IADS segment were $1.2 million for the year ended December 31, 2012.  There were no revenues from the IADS segment for the year ended December 31, 2011.

          The $11.5 million increase in the CS segment is principally attributable to higher revenues from e-book related services that we perform for one of our significant clients.  We experienced sequential declines in revenue from this client in the last three quarters of 2012.

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

Direct Operating Costs

Direct operating costs were approximately $57.4 million and $50.2 million for the years ended December 31, 2012 and 2011, respectively, an increase of $7.2 million or approximately 14%. Direct operating costs for the CS segment were $53.3 million and $49.6 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.7 million or approximately 7%. Direct operating costs for the IADS segment were approximately $4.1 million and $0.6 million for the respective periods, net of intersegment profits.

The increase in direct operating costs for the CS segment was principally attributable to an increase in production headcount and other operating costs in support of increased revenues. The increase in direct operating costs was partially offset by a decrease in direct labor costs achieved primarily from productivity gains. The productivity gains were principally the result of increased efficiency, improvements in our processes and innovation in our technology.

The increase in direct operating costs for the IADS segment represents production costs for initial engagements, increase in production labor costs to perform pilot engagements and facility overhead costs for our new delivery center in Asia.

Direct operating costs as a percentage of total revenues declined to 66% for the year ended December 31, 2012 compared to 68% for the year ended December 31, 2011. Direct operating costs for the CS segment as a percentage of CS segment revenues were approximately 62% for the year ended December 31, 2012, compared to 67% for the year ended December 31, 2011.

Selling and Administrative Expenses

Selling and administrative expenses were $22.2 million and $19.1 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.1 million, or approximately 16%.  Selling and administrative costs for the CS segment were $19.3 million and $17.5 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $2.9 million and $1.6 million, net of intersegment profits.

The increase in selling and administrative expenses for the CS segment for the year ended December 31, 2012 is principally attributable to compensation costs of new hires, wage increases and an increase in other miscellaneous administrative costs. During the year ended December 31, 2011, we recorded approximately $0.5 million from the recovery of bad debts from a previously fully reserved account receivable.

Selling and administrative expenses for the CS segment, as a percentage of CS segment revenues, declined to 23% for the year ended December 31, 2012, from 24% for the year ended 2011, and this was primarily as a result of higher revenues.

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

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. If such earnings were to be distributed, we could be subject to United States income taxes that may not be fully offset by foreign tax credits. It is not practicable at this time to determine the amount of unrecognized deferred tax liability related to these earnings.

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

Net Income

We generated net income of $7.5 million in the year ended December 31, 2012 compared to $4.5 million in the year ended December 31, 2011. Net income for the CS segment was $13.8 million for the year ended December 31, 2012 compared to $6.7 million for the year ended December 31, 2011. The significant increase in net income for the CS segment was primarily due to an increase in gross margins resulting from higher revenues, and an increase in productivity due to improvements in processes and technology. This increase was partly offset by an increase in selling and administrative expenses primarily due to compensation costs of new hires, wage increases and an increase in other administrative costs. A lower provision for income taxes and higher losses attributable to non-controlling interests in the year ended December 31, 2012 compared to year ended December 31, 2011 also contributed to an increase in net income. Net loss for the IADS segment was $6.3 million for the year ended December 31, 2012 compared to $2.2 million for the year ended December 31, 2011, net of intersegment profits. The increase in net loss was principally on account of new personnel hired for operations, and sales and marketing, increase in facility overhead costs and other administrative costs, and a $0.5 million impairment charge for our docGenix subsidiary.

Liquidity and Capital Resources

                Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2013	2012	2011

Cash and cash equivalents	$24,752	$25,425	$11,389
Short term investments	-	3,091	5,828
Working capital	28,844	32,784	28,148

                At December 31, 2013 we had cash and cash equivalents of $24.8 million, of which $22.6 million was held by our foreign subsidiaries and the $2.2 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, would be subject to United States federal income taxes.  As of December 31, 2013, our intent is to permanently reinvest these funds outside the United States.

                We have used, and plan to use, such cash for (i) investments in IADS, which in 2013 aggregated approximately $7.2 million, net of revenues, and are expected to be at the rate of $1.5 million to $2.0 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of December 31, 2013, we had working capital of approximately $28.8 million compared to working capital of approximately $32.8 million at December 31, 2012.

We have a $15.0 million uncommitted bank line that expires in June 2014 which provides that at the bank’s discretion we may on a secured basis borrow amounts equal to up to 80% of our eligible accounts receivable at the bank’s alternate base interest rate plus 0.5% or LIBOR plus 2.5%. At December 31, 2013, 80% of our eligible receivables aggregated approximately $5.5 million. We have not made any borrowings under this line. In February 2014, the bank advised that it did not intend to make any advances or extensions of credit or other financial accommodations under the line, and that it would not consider permitting advances in the future unless and until it has received from us designated financial and business information in form and substance satisfactory to the bank.

In March 2014 we borrowed $0.9 million in a three year sale leaseback transaction at an effective interest rate of 3%.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we may curtail our continuing investments in our IADS segment if these funds are insufficient and outside financing is not available on terms we find attractive.

                In the second quarter of 2012, we filed a shelf registration statement on Form S-3 to give us the ability to offer from time to time up to an aggregate of $70 million of securities, which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Net Cash Provided By (Used in) Operating Activities

                Cash provided by our operating activities in 2013 was $0.6 million, resulting from net loss of $12.8 million, adjustments for non-cash items of $15.2 million, and $1.8 million used for working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, stock compensation expense of $1.0 million and an impairment charge of approximately $5.5 million relating to the IADS segment. Working capital activities primarily consisted of a source of cash of $2.4 million as a result of a decrease in accounts receivable, use of cash of $1.9 million from a decrease in accrued salaries, wages and related benefits, use of cash of $1.2 million from a decrease in income and other taxes and use of cash of $1 million from a decrease in accounts payable and accrued expenses.

                Cash provided by our operating activities in 2012 was $17.8 million, resulting from net income of $5.7 million, adjustments for non-cash items of $5.3 million, and $6.8 million provided for working capital. Adjustments for non-cash items principally consisted of $3.9 million for depreciation and amortization, stock compensation expense of $1.0 million and an impairment charge of approximately $0.5 million relating to the IADS segment. Working capital activities primarily consisted of a source of cash of $7.4 million as a result of a decrease in accounts receivable, use of cash of $0.7 million from an increase in other assets, use of cash of $0.4 million from an decrease in income and other taxes, partially offset by a source of cash of $0.5 million for prepaid expenses and other current assets.

                Cash used in our operating activities in 2011 was $3.0 million, resulting from net income of $3.9 million, adjustments for non-cash items of $3.5 million, and $10.4 million used for working capital. Adjustments for non-cash items principally consisted of $3.4 million for depreciation and amortization, stock compensation expense of $0.8 million, $0.8 million for a net change in deferred taxes and $0.5 million for pension costs. Working capital activities primarily consisted of a use of cash of $12.9 million as a result of an increase in accounts receivable and a use of cash of $0.7 million for an increase in other assets, partially offset by a source of cash of $1.7 million for accrued salaries and wages representing payroll and incentive accruals and a source of cash amounting to $0.7 million for an increase in accounts payable.

At December 31, 2013, our days’ sales outstanding were 74 days as compared to 76 days as of December 31, 2012 and 74 days as of December 31, 2011. We calculate DSO by first dividing the total revenues for the period over average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we take the total number of days within the period reported over the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Provided by (Used in) Investing Activities

                During 2013, 2012 and 2011, cash used in our investing activities for capital expenditures were $3.8 million, $6.8 million and $5.9 million, respectively. Capital spending in 2013 for CS segment was $2.8 million that principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $1.0 million.  Capital spending in 2012 for the CS segment was $3.0 million that principally consisted of purchases of technology equipment, including workstations, computer software and leasehold improvements, and to establish a new delivery center in Asia. Capital spending in 2012 for the IADS segment was $3.8 million that included costs incurred to develop our proprietary software platform, tools and technology.  Capital spending in 2011 principally consisted of the purchases of technology equipment including workstations, computer software and leasehold improvements. Also included within capital expenditures are costs incurred to acquire and develop computer software and a platform for the IADS segment amounting to $2.0 million and to establish two new delivery centers in Asia. During 2014, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance. Also, included in the investing activities during the year ended December 31, 2013, 2012 and 2011 is the sale of short-term and long-term investments primarily representing proceeds on the maturity of certificates of deposit in amounts of $3.0 million, $2.7 million and $8.0 million, respectively.

Net Cash Provided by (Used in) Financing Activities

                Payment of long term obligations approximated $0.7 million, $0.2 million and $0.6 million for 2013, 2012 and 2011, respectively.  Proceeds from the exercise of stock options for the years ended December 31, 2013 and 2012 were $0.1 million and $0.6 million, respectively. There were no stock option exercises during the year ended December 31, 2011.

During the year ended December 31, 2011, we repurchased 494,000 shares of our common stock at a cost of approximately $1.3 million, at a volume-weighted average price of $2.69 per share. Such repurchase was made from the June 2010 authorization. In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. We did not repurchase any shares of our common stock under the September 2011 authorization.

                As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposure relates to non-U.S. based operating expenses in the Philippines, India, Sri Lanka and Israel. Our U.S. entity has historically funded expenditures for our foreign subsidiaries. We are exposed to foreign exchange risk and, therefore, we use foreign currency forward contracts to mitigate our exposure to fluctuating future cash flows arising from changes in foreign exchange rates. We may continue to enter into these or other such instruments in the future, to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies. In addition to our exposure to future cash flows, a significant portion of our cash and cash equivalents are held by our operating foreign subsidiaries and therefore we are exposed to foreign exchange risk on such cash and cash equivalents and short term investments arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

Contractual Obligations

                The table below summarizes our contractual obligations (in thousands) at December 31, 2013, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease	$17	$17
Non cancelable operating leases	4,735	767	$1,635	$775	$1,558
Total contractual cash obligations	$4,752	$784	$1,635	$775	$1,558

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

Allowance for Doubtful Accounts

                We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our clients, adjusting credit terms when management believes appropriate, based upon payment history and an assessment of the client’s current credit worthiness.  We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments.  We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past.  In addition, we would have credit exposure if the financial condition of one of our major clients were to deteriorate.  In the event that the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be necessary.

Revenue Recognition

                Revenue is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met.

                Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of our total revenue for each of the three years in the period ended December 31, 2013. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

Long-lived Assets

                We assess the recoverability of long-lived assets, which consist primarily of fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) a significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  We make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                In the impairment review conducted by us, the carrying value of the fixed assets of our Synodex subsidiary exceeded its fair value. We recorded an impairment charge of $5.5 million for the year ended December 31, 2013. For the year ended December 31, 2012 we did a similar impairment review for our docGenix subsidiary and recorded an impairment charge of $0.5 million.  There were no impairment charges recorded for the year ended December 31, 2011.

Income Taxes

                We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.  We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Change in valuation allowance from period to period is included in our tax provision in the period of change. As of December 31, 2013, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity has incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, we created a $7.1 million valuation allowance against all the U.S. deferred tax assets.  We also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts.

In addition we have provided for an accrual for potential tax obligations resulting from income tax audits and other potential tax obligations.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “income tax expense” in our consolidated statement of operations and comprehensive income.

Goodwill and Other Intangible Assets

                We test goodwill annually for impairment using a two-step fair-value-based test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill. Our most recent test for impairment was conducted as of September 30, 2013, in which the estimated fair values of the reporting unit exceeded its carrying amount, including goodwill.  As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

                We are authorized to grant stock options to officers, directors, employees and others who render services to the Company under the 2013 Stock Plan approved by the stockholders.

                We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $0.9 million, $1.0 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

                We are exposed to interest rate change market risk with respect to our uncommitted credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at December 31, 2013) plus 0.5% or LIBOR (0.20% at December 31, 2013) plus 2.5%.  We have never made any borrowings under this line. Only to the extent we utilize all or a portion of this line of credit will changes in the interest rate have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $15.2 million as of December 31, 2013. We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $1.4 million as of December 31, 2013. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $1.7 million as of December 31, 2013. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

                As of December 31, 2013, our foreign locations held cash and cash equivalents totaling approximately $22.6 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

Item 8.  Financial Statements and Supplementary Data.

                See Financial Statement Index, Financial Statements and Supplementary Data commencing on page F-1 herein.

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

                Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) - issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited Innodata Inc. and Subsidiaries’ (“Innodata”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Innodata’s internal control over financial reporting based on our audit.

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

In our opinion, Innodata Inc. and Subsidiaries’ has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the year ended December 31, 2013, and the related financial statement schedule of Innodata Inc. and Subsidiaries and our report dated March 13, 2014, expressed an unmodified opinion thereon.

/s/CohnReznick LLP

Roseland, New Jersey
March 13, 2014

Item 9B.  Other information.

                None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

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

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 13, 2014
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 13, 2014
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Louise C. Forlenza	Director	March 13, 2014
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	March 13, 2014
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	March 13, 2014
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	March 13, 2014
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 13, 2014
Andargachew S. Zelleke

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the year ended December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Innodata Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Inc. and Subsidiaries as of December 31, 2013 and 2012, and their results of operations and cash flows for each of the three years in the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 13, 2014, expressed an unmodified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
March 13, 2014

INNODATA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(in thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,752	$25,425
Short term investments – other	-	3,091
Accounts receivable, net	11,876	14,317
Prepaid expenses and other current assets	1,907	2,561
Deferred income taxes	45	1,104
Total current assets	38,580	46,498

Property and equipment, net	6,083	10,656
Other assets	3,323	3,504
Deferred income taxes	1,336	4,848
Goodwill	675	675
Total assets	$49,997	$66,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$898	$1,618
Accrued expenses	2,780	2,482
Accrued salaries, wages and related benefits	4,647	6,584
Income and other taxes	1,003	2,155
Current portion of long term obligations	351	818
Deferred income taxes	57	57
Total current liabilities	9,736	13,714

Deferred income taxes	190	182
Long-term obligations	3,747	3,374
Commitments and contingencies
Non-controlling interests	(3,649)	(1,598)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,597,000 shares issued and 25,050,000 outstanding at December 31, 2013 and 26,436,000 shares issued and 24,889,000 outstanding at December 31, 2012	266	264
Additional paid-in capital	22,963	22,140
Retained earnings	21,724	32,356
Accumulated other comprehensive income (loss)	(692)	37
	44,261	54,797
Less: treasury stock, 1,547,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	39,973	50,509
Total liabilities and stockholders’ equity	$49,997	$66,181

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except per share amounts)

	2013	2012	2011

Revenues	$64,249	$86,591	$73,942
Operating costs and expenses:
Direct operating costs	49,127	57,382	50,176
Selling and administrative expenses	17,295	22,189	19,082
Impairment charges	5,524	505	-
	71,946	80,076	69,258

Income (loss) from operations	(7,697)	6,515	4,684

Interest income, net	(313)	(324)	(587)

Income (loss) before provision for income taxes	(7,384)	6,839	5,271

Provision for income taxes	5,451	1,150	1,361

Net income (loss)	(12,835)	5,689	3,910

Loss attributable to non-controlling interests	2,203	1,784	561

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(10,632)	$7,473	$4,471

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.43)	$0.30	$0.18
Diluted	$(0.43)	$0.28	$0.18
Weighted average shares outstanding:
Basic	24,997	24,895	24,916
Diluted	24,997	26,232	25,103

Comprehensive income (loss):
Net income (loss)	$(12,835)	$5,689	$3,910
Pension liability adjustment, net of taxes	(73)	(138)	(284)
Change in fair value of derivatives, net of taxes of $(46), $705 and $(1,142) for the years ended December 31, 2013, 2012 and 2011, respectively	(656)	1,202	(1,945)
Other Comprehensive income (loss)	(729)	1,064	(2,229)
Total Comprehensive income (loss)	(13,564)	6,753	1,681
Comprehensive loss attributable to non-controlling interests	2,203	1,784	561
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(11,361)	$8,537	$2,242

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2011	25,155	$262	$20,523	$20,412	$1,202	$(2,961)	$39,438
Net income	-	-	-	4,471	-	-	4,471
Stock-based compensation	30	-	815	-	-	-	815
Pension liability adjustments, net of taxes	-	-	-	-	(284)	-	(284)
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,945)	-	(1,945)
Purchase of treasury stock	(494)					(1,327)	(1,327)
December 31, 2011	24,691	262	21,338	24,883	(1,027)	(4,288)	41,168

Net income	-	-	-	7,473	-	-	7,473
Stock-based compensation	-	-	977	-	-	-	977
Issuance of common stock upon exercise of stock options	202	2	572	-	-	-	574
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Acquisition of non-controlling interest	-	-	(747)	-	-	-	(747)
Pension liability adjustments, net of taxes	-	-	-	-	(138)	-	(138)
Change in fair value of derivatives, net of taxes	-	-	-	-	1,202	-	1,202
December 31, 2012	24,889	264	22,140	32,356	37	(4,288)	50,509

Net loss	-	-	-	(10,632)	-	-	(10,632)
Stock-based compensation	-	-	935	-	-	-	935
Issuance of common stock upon exercise of stock options	164	2	70	-	-	-	72
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(151)	-	-	-	(151)
Pension liability adjustments, net of taxes	-	-	-	-	(73)	-	(73)
Change in fair value of derivatives, net of taxes	-	-	-	-	(656)	-	(656)
December 31, 2013	25,050	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	2013	2012	2011

Cash flow from operating activities:
Net income (loss)	$(12,835)	$5,689	$3,910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	5,524	505	-
Depreciation and amortization	3,653	3,897	3,414
Recovery of doubtful accounts	-	-	(423)
Stock-based compensation	935	977	815
Deferred income taxes	4,617	(762)	(767)
Pension cost	519	668	501
Changes in operating assets and liabilities:
Accounts receivable	2,441	7,389	(12,894)
Prepaid expenses and other current assets	393	548	(13)
Other assets	(507)	(722)	(668)
Accounts payable and accrued expenses	(999)	9	1,044
Accrued salaries, wages and related benefits	(1,937)	(12)	1,726
Restricted shares withheld for taxes	(31)	-	-
Income and other taxes	(1,152)	(421)	375
Net cash provided by (used in) operating activities	621	17,765	(2,980)

Cash flow from investing activities:
Capital expenditures	(3,780)	(6,845)	(5,886)
Sale of investments – other	3,091	2,737	8,047
Net cash provided by (used in) investing activities	(689)	(4,108)	2,161

Cash flow from financing activities:
Proceeds from exercise of stock options	72	574	-
Payment of long term obligations	(677)	(195)	(585)
Purchase of treasury stock	-	-	(1,327)
Net cash provided by (used in) financing activities	(605)	379	(1,912)

Net increase (decrease) in cash and cash equivalents	(673)	14,036	(2,731)

Cash and cash equivalents, beginning of year	25,425	11,389	14,120

Cash and cash equivalents, end of year	$24,752	$25,425	$11,389

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,568	$1,794	$1,079

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business- Innodata Inc. and subsidiaries (the “Company”) is a global provider of business process, information technology and professional services that are focused on digital enablement. The Company’s clients comprise several of the world’s leading digital retailers that sell digital content; preeminent publishers and other providers of online business information products; and enterprises in information-intensive industries (such as aerospace, defense, financial services, healthcare, high technology, insurance, and manufacturing) that create and manage large volumes of content to support their products or operations.

The Company operates in two reporting segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

The Company’s CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2013, Innodata owns 83% of Synodex and 94% of docGenix, both limited liability companies.

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

                Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts are recognized on a percentage-of-completion method of accounting as services are performed or milestones are achieved. Revenues from fixed-fee projects accounted for less than 10% of the Company’s total revenue for each of the three years in the year ended December 31, 2013. Certain reimbursable expenses incurred on behalf of clients are recorded on a net basis in revenues.

                Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is U.S. dollars. As such, transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2013 and 2012 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $645,000, $431,000 and $621,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

                Investments-Short-term investments consist of certificates of deposit.

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

                Long-lived Assets-Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  Management makes assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable, exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013.

                In the impairment review conducted by management in 2012, the carrying value of the fixed assets of its docGenix subsidiary exceeded its fair value. The Company recorded an impairment charge of $0.5 million for the year ended December 31, 2012. No impairment charges was recorded for the year ended December 31, 2011.

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

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 In the annual impairment test conducted by the Company as of September 30, 2013, 2012 and 2011, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

                Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determines that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

                The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. The Company's U.S. entity has incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, the Company created a valuation allowance against all the U.S. deferred tax assets starting third quarter of 2013.

                The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income (loss).

                Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

                The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Direct operating costs	$280	$109	$72
Selling and adminstrative expenses	655	868	743

Total stock-based compensation	$935	$977	$815

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2013 and 2012, because of the relative short maturity of these instruments.

Fair value measurements and disclosures define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

⋅	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.
⋅	Level 2: Observable inputs other than those included in Level 1.
⋅	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

                Accounts Receivable-The majority of the Company’s accounts receivable are due from publishers, information providers and e-book platform providers. The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the client’s current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

                Concentration of Credit Risk-The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2013, the Company had cash and cash equivalents of $24.8 million, of which $22.6 million was held by its foreign subsidiaries with local banks located in Asia and $2.2 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

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

Deferred Revenue-Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2013 and 2012 is deferred revenue amounting to $0.6 million and $1.0 million, respectively.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements-In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction, or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

2.	Property and equipment

                Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31
	2013	2012
Equipment	$17,327	$23,798
Software	4,045	7,583
Furniture and equipment	2,600	3,400
Leasehold improvements	5,810	7,362
Total	29,782	42,143
Less: accumulated depreciation and amortization	(23,699)	(31,487)
	$6,083	$10,656

                Depreciation and amortization expense of property and equipment was approximately $3.0 million, $3.1 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

                The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result, in the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013.

                In the impairment review conducted by the Company during 2012, the carrying value of the fixed assets of the docGenix subsidiary exceeded its fair value. The Company recorded an impairment charge of $0.5 million for the year ended December 31, 2012.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Income taxes

                The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2013 are as follows (in thousands):

	2013	2012	2011
Current income tax expense:
Foreign	$946	$1,912	$2,129
Federal	(24)	-	48
State and local	13	11	12
	935	1,923	2,189

Deferred income tax expense (benefit):
Foreign	(493)	(69)	-
Federal	4,530	(738)	(352)
State and local	479	34	(476)
	4,516	(773)	(828)

Provision for income taxes	$5,451	$1,150	$1,361

                The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years ended December 31, 2013 is summarized as follows:

	2013	2012	2011

Federal statutory rate	(34.0)%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	(2.1)	3.0	3.0
Taxes on foreign income at rates that differ from U.S. statutory rate	(0.6)	(21.8)	(18.3)
Change in valuation allowance on deferred tax assets	106.3	-	-
Increase in unrecognized tax benefits	1.6	1.4	9.0
Other	2.6	0.2	(1.9)
Effective tax rate	73.8%	16.8%	25.8%

                   No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2013, due to net operating loss carryforwards.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Deferred income tax assets:
Allowances not currently deductible	$388	$367
Depreciation and amortization	106	414
Equity compensation not currently deductible	1,080	864
Impairment	1,912	-
Net operating loss carryforwards	4,479	2,622
Expenses not deductible until paid	974	1,305
Tax credit carryforwards	176	176
Derivatives	213	-
Other	113	204
Total gross deferred income tax assets before valuation allowance	9,441	5,952
Valuation allowance	(8,060)	-
Net deferred income tax assets	1,381	5,952

Deferred income tax liabilities:
Derivatives	-	(46)
Other	(247)	(193)
Totals	(247)	(239)

Net deferred tax assets	$1,134	$5,713

Net deferred income tax asset-current	$45	$1,104
Net deferred income tax asset-long term	1,336	4,848
Net deferred income tax liability-current	(57)	(57)
Net deferred income tax liability-long term	(190)	(182)

Net deferred income tax assets	$1,134	$5,713

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

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. The Company's U.S. entity has incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, the Company created a $7.1 million valuation allowance against all the U.S. deferred tax assets.  The Company also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts in the third quarter of 2013. The entire valuation allowance as of December 31, 2013 relates to U.S. deferred tax assets. As of December 31, 2012, the Company had no valuation allowance on its deferred tax assets.

            The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $32.4 million at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal or state income taxes has been made. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, net of foreign tax credits. Determination at this point in time of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            United States and foreign components of income (loss) before provision for income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2013	2012	2011

United States	$(8,482)	$(1,920)	$(2,476)
Foreign	1,098	8,759	7,747
Totals	$(7,384)	$6,839	$5,271

            Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $0.1 million, $1.1 million and $0.1 million for each of the three years in the period ended December 31, 2013, respectively.

            At December 31, 2013, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $17.3 million and $18.9 million, respectively. These net operating loss carryforwards expire at various times through the year 2033.  Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2013 and 2012. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2013 were approximately $4.7 million.

            The Company had unrecognized tax benefits of $2.5 million and $2.4 million at December 31, 2013 and 2012, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.8 million and $0.7 million at December 31, 2013 and 2012, respectively. The unrecognized tax benefits as of December 31, 2013 and 2012, if recognized, would have an impact on the Company’s effective tax rate.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31,
	2013	2012

Balance at beginning of year	$2,350	$2,278
Increases for tax position in prior years	300	-
Decrease for tax position in prior years	-	(60)
Interest accrual	57	132
Foreign currency revaluation	(254)	-
Balance at end of year	$2,453	$2,350

            The Company is subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012.  Various foreign subsidiaries currently have open tax years from 2003 through 2012. Various foreign subsidiaries currently have open tax years ranging from 2004 through 2012.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $263,000, including interest, through December 31, 2013, for the fiscal tax year ended March 31, 2003.  Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $285,000 and $290,000, including interest through December 31, 2013, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $453,000 including interest through December 31, 2013. Based on recent experience and the current regulatory environment, management believes that the tax provision of $453,000 including interest is adequate. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of December 31, 2013, the Company recorded a tax provision amounting to $1,162,000 including interest.

In January 2013, one of the Company’s Philippine subsidiaries received an informal tax assessment from the Internal Revenue Service of the Philippines for an amount totaling $3.8 million for the year ended December 31, 2009. The Company disagreed with the basis of the informal tax assessment and contested it vigorously. The ultimate outcome was favorable, and accordingly, the Company did not record any tax provision.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Long-term obligations

            Total long-term obligations as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012

Vendor obligations
Capital lease obligations	$17	$32
Deferred lease payments (2)	764	697
Microsoft licenses (1)	-	409

Pension obligations
Accrued pension liability	3,317	3,054
	4,098	4,192
Less: Current portion of long-term obligations	351	818
Totals	$3,747	$3,374

 (1) In April 2011, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2014. As of December 31, 2013, the Company has paid in full all the installments.

 (2)  Deferred lease payment represents the effect of straight-lining lease payments over the contractual lease term.

Amortization expense was approximately $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In March 2014 the Company borrowed $0.9 million in a three year sale leaseback transaction at an effective interest rate of 3%.

5.   Commitments and contingencies

            Line of Credit-The Company has a $15.0 million uncommitted bank line that expires in June 2014 which provides that at the bank’s discretion the Company may on a secured basis borrow amounts equal to up to 80% of the Company’s eligible accounts receivable at the bank’s alternate base interest rate plus 0.5% or LIBOR plus 2.5%. At December 31, 2013, 80% of the eligible receivables aggregated approximately $5.5 million. The Company has never made any borrowings under this line. In February 2014, the bank advised the Company that it did not intend to make any advances or extensions of credit or other financial accommodations under the line, and that it would not consider permitting advances in the future unless and until it has received from the Company designated financial and business information, all in form and substance satisfactory to the bank.

            Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the non-cancelable base lease period.

            Lease agreements for production space in most overseas facilities, which expire through the year 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $3.3 million, $3.6 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2013 (in thousands) are as follows:

Years Ending December 31,
2014	$767
2015	804
2016	831
2017	415
2018	360
Thereafter	1,558
Total minimum lease payments	$4,735

Litigation- In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippine subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, the Company believes that recovery against the Company is unlikely.

The Company is also subject to various other legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above referenced Philippines action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s financial position or overall results of operations for the above legal proceedings could change in the future.

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $250,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

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

            Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases do not include a limit on potential maximum future payments. As of December 31, 2013, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2013, the net book value of the property and equipment was $0.5 million.

6.   Pension benefits

            U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2013.  For the years ended December 31, 2012 and 2011, the Company did not make any matching contributions.

            Non-U.S. Pension benefits-The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other post-retirement benefit plans.

            Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits.  For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age.  The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2013, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.5 million, $0.7 million and $0.5 million for each of the three years in the period ended December 31, 2013.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011

Amortization of transition obligation	$112	$90	$89
Actuarial loss	(185)	(228)	(373)
Totals	$(73)	$(138)	$(284)

Amounts in accumulated other comprehensive income (loss) not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$178	$173
Transition obligation	(294)	(216)
Totals	$(116)	$(43)

Amounts in accumulated other comprehensive income (loss) expected to be amortized in 2014 net periodic pension cost, net of taxes:

Transition obligation	$43
Totals	$43

            The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements for each of the three years ended December 31, 2013:

Benefit Obligations:

Change in the Benefit Obligation:	2013	2012	2011

Projected benefit obligation at beginning of the year	$3,552	$2,695	$2,074
Service cost	517	420	332
Interest cost	238	218	186
Actuarial loss	115	186	299
Curtailments	(328)	-	-
Foreign currency exchange rate changes	(359)	101	(100)
Benefits paid	(83)	(68)	(96)
Projected benefit obligation at end of year	$3,652	$3,552	$2,695

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2013	2012	2011

Service cost	$517	$420	$332
Interest cost	238	218	186
Curtailments	(328)	-	-
Actuarial (gain) loss recognized	92	30	(17)
Net periodic pension cost	$519	$668	$501

            The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.9 million and $1.8 million at December 31, 2013 and 2012, respectively.

            Actuarial assumptions for all non-U.S. plans are described below.  The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Discount rate	4.8%-12%	5.8%-14%	7.2%-9.5%
Rate of increase in compensation levels	7%-9%	7%-9%	7%-9%

Estimated Future Benefit Payments:

            The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,
2014	$202
2015	231
2016	109
2017	86
2018	229
2019 to 2023	574
$1,431

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

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Rights Agreement was approved by the Company’s stockholders at the 2013 annual meeting. The Rights will expire on January 13, 2016 unless earlier redeemed or exchanged.

            Common Stock Reserved-As of December 31, 2013, the Company had reserved for issuance approximately 4,523,000 shares of common stock pursuant to the Company’s stock option plans.

            Treasury Stock-In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The Company did not repurchase any shares of its common stock under the September 2011 authorization.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock Options

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

All directors, officers, employees, and other persons who render services to the Company, are eligible to participate in the 2013 Plan. The 2013 Plan provides for the grant of stock options (which may be incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, or non-qualified stock options), stock appreciation rights, restricted stock, stock units and performance grants. Any stock options granted under the 2013 Plan may have a maximum term of up to ten years.

The Company’s Board of Directors may amend, alter, suspend, discontinue, or terminate the 2013 Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2013 Plan; and provided further that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any participant or any holder or beneficiary of any award theretofore granted shall not to that extent be effective without the consent of the affected participant, holder or beneficiary. Notwithstanding the foregoing, the Board of Directors may unilaterally amend the 2013 Plan and outstanding awards without participant consent as it deems necessary or appropriate to ensure compliance with applicable securities laws and provisions of the Internal Revenue Code of 1986, as well as due to specified corporate transaction as set forth in the 2013 Plan).

            The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2013	2012	2011

Weighted average fair value of options granted	$1.89	$2.32	$1.61

Risk-free interest rate	0.76%	0.65%-0.74%	0.9%-2.8%
Expected life (years)	5-7	5	5-8
Expected volatility factor	67%	69%	68%-74%
Expected dividends	None	None	None

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

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             A summary of option activity under the Plans as of December 31, 2013, and changes during the year then ended, is presented below:

		Weighted-Average	Weighted-Average Remaining	Aggregate Intrinsic
	Number of Options	Exercise Price	Contractual Term (years)	Value

Outstanding at January 1, 2013	2,986,057	$2.75
Granted	1,014,022	$1.89
Exercised	(201,500)	$0.96
Forfeited/Expired	(750,510)	$3.09
Outstanding at December 31, 2013	3,048,069	$2.99	4.48	$365,410
Exercisable at December 31, 2013	943,557	$2.98	2.13	$361,610
Vested and expected to vest at
December 31, 2013	3,048,069	$2.99	4.48	$365,410

            The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2013 totaled approximately $1.6 million.  The weighted-average period over which these costs will be recognized is twenty-three months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

            The total intrinsic value of options exercised during the year amounted to approximately $0.5 million for the years ended December 31, 2013 and 2012.  No options were exercised during the year ended December 31, 2011.

In July 2013, the Company’s Chairman and CEO (the “CEO”) exercised 126,000 stock options at a total exercise price of $0.1 million. The CEO paid the exercise price by surrendering to the Company 19,688 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 49,382 shares to the Company in consideration of the payment by the Company on his behalf of $158,023 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 56,930 shares of common stock to the CEO.

A summary of restricted shares under the Company’s stock option plans as of December 31, 2013, and changes during the period then ended, are presented below:

		Weighted-Average Grant
	Number of Shares	Date Fair Value

Unvested at January 1, 2013	32,500	$3.14
Granted	-	-
Vested	(7,500)	2.59
Forfeited/Expired	—	-
Unvested at December 31, 2013	25,000	$3.31

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Comprehensive income (loss)

Accumulated other comprehensive income (loss), as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

			Accumulated Other
	Pension Liability	Fair Value of	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance at January 1, 2013	$(43)	$80	$37
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	(185)	789	604
Total other comprehensive income (loss) before reclassifications, net of taxes	(228)	869	641
Net amount reclassified to earnings	112	(1,445)	(1,333)
Balance at December 31, 2013	$(116)	$(576)	$(692)

			Accumulated Other
	Pension Liability	Fair Value of	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance at January 1, 2012	$95	$(1,122)	$(1,027)
Other comprehensive income (loss):
Net change from periodic revaluations, net of taxes	(228)	2,143	1,915
Total other comprehensive income (loss) before reclassifications, net of taxes	(133)	1,021	888
Net amount reclassified to earnings	90	(941)	(851)
Balance at December 31, 2012	$(43)	$80	$37

                All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statement of operations and comprehensive income (loss).

10.   Segment reporting and concentrations

For the year ended December 31, 2013, the Company’s operations are classified into two reportable segments: Content Services (CS) and Innodata Advanced Data Solutions (IADS).

The CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

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

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012

Revenues:
Content Services	$63,102	$85,386
IADS	1,147	1,205
Total consolidated	$64,249	$86,591

Income (loss) before provision for income taxes:
Content Services	$6,212	$14,775
IADS (1)	(13,596)	(7,936)
Total consolidated	$(7,384)	$6,839

Income (loss) before provision for income taxes:
Content Services	$4,392	$13,137
IADS (2)	(11,776)	(6,298)
Total consolidated	$(7,384)	$6,839

	December 31, 2013	December 31, 2012

Total assets:
Content Services	$48,981	$59,908
IADS	1,016	6,273
Total consolidated	$49,997	$66,181

(1) Before elimination of any inter-segment profits.
(2) After elimination of any inter-segment profits.

            Long-lived assets as of December 31, 2013 and 2012 by geographic region are comprised of:

	2013	2012
	(in thousands)
United States	$1,151	$3,978

Foreign countries:
Philippines	1,917	1,424
India	2,660	4,926
Sri Lanka	989	931
Israel	41	72
Total foreign	5,607	7,353
	$6,758	$11,331

            Two clients generated approximately 26%, 41% and 30% of the Company’s total revenues in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Another client accounted for 15% of the Company’s total revenues for the year ended December 31, 2013, but for accounted for less than 10% for the years ended December 31, 2012 and 2011.  One other client accounted for 11% of the Company’s total revenues for the year ended December 31, 2013 but accounted for less than 10% for the year ended December 31, 2012 and 14% for the year ended December 31, 2011.  No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2013, 2012 and 2011, revenues from non-US clients accounted for 35%, 24% and 30%, respectively, of the Company's revenues.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Revenues for each of the three years in the period ended December 31, 2013 by geographic region (determined based upon client’s domicile), are as follows:

	2013	2012	2011
	(in thousands)

United States	$41,616	$65,533	$51,626
The Netherlands	9,163	7,658	7,850
United Kingdom	8,128	8,529	9,721
Other - principally Europe	5,342	4,871	4,745
	$64,249	$86,591	$73,942

            As of December 31, 2013, approximately 38% of the Company's accounts receivable was from foreign (principally European) clients and 65% of accounts receivable was due from four clients. As of December 31, 2012, approximately 30% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients. No other client accounts for 10% or more of the receivables as of December 31, 2013 and 2012.

11.   Income (Loss) per Share

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(10,632)	$7,473	$4,471

Weighted average common shares outstanding	24,997	24,895	24,916
Dilutive effect of outstanding options	-	1,337	187
Adjusted for dilutive computation	24,997	26,232	25,103

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

                Options to purchase 1.5 million, 0.1 million and 1.1 million shares of common stock in 2013, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2013 does not include 1.5 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Quarterly Financial Data (Unaudited)

        The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

2013
Revenues	$16,903	$16,160	$15,746	$15,440
Gross profit	$4,112	$2,741	$3,773	$4,496
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$316	$(121)	$(11,692)	$865
Basic net income (loss) per share	$0.01	$-	$(0.47)	$0.03
Diluted net income (loss) per share	$0.01	$-	$(0.47)	$0.03

2012
Revenues	$25,136	$22,768	$19,710	$18,977
Gross profit	$9,031	$8,114	$6,201	$5,863
Net income and income per share attributable to Innodata Inc. and Subsidiaries:
Net income	$3,432	$2,088	$1,289	$664
Basic net income per share	$0.14	$0.08	$0.05	$0.03
Diluted net income per share	$0.13	$0.08	$0.05	$0.03

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

To manage its exposure to fluctuations in foreign currency exchange rates, the Company has entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and are classified based on the instrument’s maturity date. The notional amount for outstanding derivatives as of December 31, 2013 and 2012 was $15.2 million and $32.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	Balance Sheet Location	Fair Value
		2013	2012
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$577	$-
	Prepaid expenses and other current assets	$-	$125

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011

Net gain (loss) recognized in OCI (1)	$743	$966	$(1,883)
Net gain (loss) reclassified from accumulated OCI into income (2)	$(1,445)	$(941)	$1,203
Net gain recognized in income (3)	$—	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income (loss) (OCI).
(2) Effective portion classified within direct operating costs.
(3) There were no ineffective portions for the periods presented.

14.   Financial Instruments

The following table sets forth the financial instruments as of December 31, 2013 and 2012, that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

December 31, 2013	Level 1	Level 2	Level 3

Liability
Derivatives	$—	$577	$—

December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$125	$—

The Level 2 assets contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2013 is included in accrued expenses and fair value as of December 31, 2012 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

INNODATA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result in the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013. The fixed assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

4.4	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005 Employment Agreement dated as of December 22,2005 Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

45

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008
10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

46

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011
10.39	Amended dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011
10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013

10.45	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer Agent and Trust Co., as Rights Agent	Annexure A to Definitive Proxy dated April 8, 2013

10.46	2013 Stock Option Plan	Annexure B to Definitive Proxy dated April 8, 2013

10.47	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014

10.48	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.49	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014

10.50	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014

10.51	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

47

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
Filed herewith

48

INNODATA INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Activity for the years ended December 31, 2013, 2012 and 2011 was as follows:

		Additions
	Balance at	Charged to	Charged to		Balance at
Description	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	End of Year

2013
Allowance for doubtful accounts	$608	$-	$-	$-	$608
Valuation allowance	-	7,100	960	-	8,060
Total	$608	$7,100	$960	-	$8,668

2012
Allowance for doubtful accounts	$608	$-	$-	$-	$608

2011
Allowance for doubtful accounts	$1,308	$111	$-	$(811)	$608