Form 10-Q
period 2014-03-31
INNODATA INC
filed 2014-05-05
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2014 was 25,057,067.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2014

INDEX

Part I – Financial Information

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$29,156	$24,752
Accounts receivable, net	8,501	11,876
Prepaid expenses and other current assets	2,129	1,907
Deferred income taxes	211	45
Total current assets	39,997	38,580

Property and equipment, net	6,396	6,083
Other assets	3,971	3,323
Deferred income taxes	1,240	1,336
Goodwill	675	675
Total assets	$52,279	$49,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066	$898
Accrued expenses	2,278	2,780
Accrued salaries, wages and related benefits	4,471	4,647
Income and other taxes	856	1,003
Current portion of long term obligations	1,060	351
Deferred income taxes	75	57
Total current liabilities	9,806	9,736

Deferred income taxes	190	190
Long term obligations	5,254	3,747
Commitments and contingencies
Non-controlling interests	(3,851)	(3,649)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,601,000 shares issued and 25,057,000 outstanding at March 31, 2014 and 26,597,000 shares issued and 25,053,000 outstanding at December 31, 2013	266	266
Additional paid-in capital	23,031	22,963
Retained earnings	21,913	21,724
Accumulated other comprehensive loss	(42)	(692)
	45,168	44,261
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	40,880	39,973
Total liabilities and stockholders’ equity	$52,279	$49,997

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$14,066	$16,903
Operating costs and expenses:
Direct operating costs	10,291	12,791
Selling and administrative expenses	3,789	4,624
Interest income, net	(9)	(140)
Totals	14,071	17,275
Loss before income taxes	(5)	(372)
Provision for (benefit from) income taxes	101	(475)
Net income (loss)	(106)	103
Loss attributable to non-controlling interests	295	213
Net income attributable to Innodata Inc. and Subsidiaries	$189	$316
Income per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$0.01	$0.01
Weighted average shares outstanding:
Basic	25,038	24,880
Diluted	25,338	25,671

Comprehensive income:
Net income (loss)	$(106)	$103
Pension liability adjustment, net of taxes	(5)	18
Change in fair value of derivatives, net of taxes of $0 and $5 for the three months ended March 31, 2014 and 2013, respectively	655	(9)
Other comprehensive income	650	9
Total comprehensive income	544	112
Comprehensive loss attributable to non-controlling interests	295	213
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$839	$325

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flow from operating activities:
Net income (loss)	$(106)	$103
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	712	891
Stock-based compensation	198	278
Deferred income taxes	(53)	(923)
Pension cost	168	224
Changes in operating assets and liabilities:
Accounts receivable	3,375	4,077
Prepaid expenses and other current assets	222	(25)
Other assets	(67)	(36)
Accounts payable and accrued expenses	243	(484)
Accrued salaries, wages and related benefits	(176)	(1,015)
Restricted shares withheld for taxes	(14)	(31)
Payment of minimum withholding taxes on net
settlement of stock options	(23)	-
Income and other taxes	(147)	74
Net cash provided by operating activities	4,332	3,133

Cash flow from investing activities:
Capital expenditures	(767)	(913)
Sale of investments – other	-	(501)
Net cash used in investing activities	(767)	(1,414)

Cash flow from financing activities:
Proceeds from equipment financing	859	-
Proceeds from cashless exercise of stock options	-	131
Payment of long term obligations	(20)	(128)
Net cash provided by financing activities	839	3

Net increase in cash and cash equivalents	4,404	1,722

Cash and cash equivalents, beginning of period	24,752	25,425

Cash and cash equivalents, end of period	$29,156	$27,147

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$233	$347
Vendor financed software licenses acquired	$1,205	$-

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net income	-	-	-	189	-	-	189
Stock-based compensation	-	-	198	-	-	-	198
Issuance of common stock upon cashless exercise of stock options	9	-	(23)	-	-	-	(23)
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(93)	-	-	-	(93)
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	(5)
Change in fair value of derivatives, net of taxes	-	-	-	-	655	-	655
March 31, 2014	25,057	$266	$23,031	$21,913	$(42)	$(4,288)	$40,880

January 1, 2013	24,892	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net income	-	-	-	316	-	-	316
Stock-based compensation	-	-	278	-	-	-	278
Issuance of common stock upon exercise of stock options	76	1	130	-	-	-	131
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(385)	-	-	-	(385)
Pension liability adjustments, net of taxes	-	-	-	-	18	-	18
Change in fair value of derivatives, net of taxes	-	-	-	-	(9)	-	(9)
March 31, 2013	24,965	$265	$22,132	$32,672	$46	$(4,288)	$50,827

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2014, Innodata owns 83% of Synodex and 94% of docGenix, both limited liability companies.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2014, and the results of its operations and comprehensive income, cash flows and stockholders’ equity for the three months ended March 31, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2013 consolidated financial statements.

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
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Recent Accounting Pronouncements- In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction, or the tax law of the jurisdiction does not require and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

2.	Property and equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	March 31	December 31,
	2014	2013
Equipment	$17,070	$17,327
Software	4,641	4,045
Furniture and equipment	2,668	2,600
Leasehold improvements	5,819	5,810
Total	30,198	29,782
Less: accumulated depreciation and amortization	(23,802)	(23,699)
	$6,396	$6,083

Depreciation and amortization expense of property and equipment was approximately $0.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

3.	Income Taxes

The Company had unrecognized tax benefits of approximately $2.2 million at March 31, 2014 and $2.5 million at December 31, 2013. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.8 million at March 31, 2014 and December 31, 2013, respectively. The unrecognized tax benefits as of March 31, 2014 and December 31, 2013, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2014 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2014	$2,533
Decrease for tax position in prior years	(722)
Increases for tax position in prior years	306
Foreign currency revaluation	64
Balance – March 31, 2014	$2,181

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2012.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $272,000, including interest, through March 31, 2014, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $295,000 and $304,000, including interest through March 31, 2014, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $477,000 including interest through March 31, 2014. Based on recent experience and the current regulatory environment, management believes that the tax provision of $477,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Company had previously recorded a tax provision amounting to $722,000 including interest for the fiscal tax year ended March 31, 2009. As the ultimate outcome was favorable, the Company reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2010 and 2011. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of March 31, 2014, the Company recorded a tax provision amounting to $562,000 including interest for such years.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $271,000 including interest through March 31, 2014, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

4.	Commitments and Contingencies

Line of Credit - The Company has a $15.0 million uncommitted bank line that expires in June 2014 which provides that at the bank’s discretion the Company may on a secured basis borrow amounts equal to up to 80% of the Company’s eligible accounts receivable at the bank’s alternate base interest rate plus 0.5% or LIBOR plus 2.5%. The Company has never made any borrowings under this line. In February 2014, the bank advised the Company that it did not intend to make any advances or extensions of credit or other financial accommodations under the line, and that it would not consider permitting advances in the future unless and until it has received from the Company designated financial and business information, all in form and substance satisfactory to the bank.

Litigation - In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, the Company believes that recovery against the Company is unlikely.

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
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

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

A summary of option activity under the Company’s stock option plans as of March 31, 2014, and changes during the period then ended, is presented below:

		Weighted-	Weighted-Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2014	3,048,069	$2.99
Granted	100,000	3.21
Exercised	(154,000)	2.59
Forfeited/Expired	(78,239)	2.76
Outstanding at March 31, 2014	2,915,830	$3.03	4.59	$793,777

Exercisable at March 31, 2014	843,057	$3.03	2.54	$466,027

Vested and Expected to Vest at March 31, 2014	2,915,830	$3.03	4.59	$793,777

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Weighted average fair value of options granted	$1.55	$1.86

Risk-free interest rate	1.53%	0.76%
Expected life (years)	5	5
Expected volatility factor	54.96%	67%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock plans as of March 31, 2014, and changes during the period then ended, are presented below:

		Weighted-Average Grant
	Number of Shares	Date Fair Value
Unvested at January 1, 2014	25,000	$3.31
Granted
Vested	(10,000)	4.39
Forfeited/Expired	-	-
Unvested at March 31, 2014	15,000	$2.59

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2014 totaled approximately $1.4 million. The weighted-average period over which these costs will be recognized is twenty-four months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2014	2013

Direct operating costs	$69	$51
Selling and adminstrative expenses	129	227
Total stock-based compensation	$198	$278

In March 2014, the Company’s Chairman and CEO (the “CEO”) exercised 154,000 stock options at a total exercise price of $0.4 million. The CEO paid the exercise price by surrendering to the Company 137,065 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 7,866 shares to the Company in consideration of the payment by the Company on his behalf of $22,891 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 9,069 shares of common stock to the CEO.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

6.	Long term obligations

Total long-term obligations as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31 2014	December 31, 2013

Vendor obligations
Capital lease obligations (3)	$874	$17
Deferred lease payments (2)	792	764
Microsoft licenses (1)	1,205	-

Pension obligations
Accrued pension liability	3,443	3,317
	6,314	4,098
Less: Current portion of long term obligations	1,060	351
Totals	$5,254	$3,747

(1) In March 2014, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2017. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement. The total cost, net of deferred interest (in thousands), was allocated to the following asset accounts in 2014:

Prepaid expenses and other current assets	$356
Other assets	713
Property and equipment	136
$1,205

(2) Deferred lease payment represents the effect of straight-lining lease payments over the contractual lease term.

(3) In March 2014 the Company entered into a Master Lease agreement with a financing company involving certain equipment. Under the terms of the contract the Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and had the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. The cash proceeds from the transaction were $0.9 million.

7.	Comprehensive Income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of March 31, 2014, and reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

			Accumulated Other
	Pension Liability	Fair Value of	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	(15)	270	255
Total other comprehensive income (loss) before reclassifications, net of taxes	(131)	(306)	(437)
Net amount reclassified to earnings	10	385	395
Balance at March 31, 2014	$(121)	$79	$(42)

			Accumulated Other
	Pension Liability	Fair Value of	Comprehensive
	Adjustment	Derivatives	Income (Loss)
Balance at January 1, 2013	$(43)	$80	$37
Other comprehensive income (loss) before reclassifications, net of taxes	-	(317)	(317)
Total other comprehensive income (loss) before reclassifications, net of taxes	(43)	(237)	(280)
Net amount reclassified to earnings	18	308	326
Balance at March 31, 2014	$(25)	$71	$46

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statement of operations and comprehensive income.

8.	Segment Reporting and Concentrations

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Content Services	$13,994	$16,268
IADS	72	635
Total Consolidated	$14,066	$16,903

Loss before provision for income taxes(1):
Content Services	$1,890	$1,017
IADS	(1,895)	(1,389)
Total Consolidated	$(5)	$(372)

Loss before provision for income taxes(2):
Content Services	$1,421	$637
IADS	(1,426)	(1,009)
Total Consolidated	$(5)	$(372)

	March 31, 2014	December 31, 2013
Total assets:
Content Services	$51,279	$48,981
IADS	1,000	1,016
Total Consolidated	$52,279	$49,997

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2014	2013

United States	$7,989	$11,911
The Netherlands	2,631	2,057
United Kingdom	1,893	1,851
Other - principally Europe	1,553	1,084
	$14,066	$16,903

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Long-lived assets as of March 31, 2014 and December 31, 2013, respectively, by geographic region, are comprised of (in thousands):

	March 31,	December 31,
	2014	2013

United States	$1,158	$1,151

Philippines	2,166	1,917
India	2,645	2,660
Sri Lanka	1,066	989
Israel	36	41
Total foreign	5,913	5,607
	$7,071	$6,758

One client generated approximately 19% and 13% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. One additional client accounted for 12% of our total revenues for the three months ended March 31, 2014 but accounted for less than 10% of our total revenues for the three months ended March 31, 2013. Two other clients accounted for less than 10% of our total revenues for the three months ended March 31, 2014 but accounted for 29% of our total revenues for the three months ended March 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2014 and 2013, revenues from non-U.S. clients accounted for 43% and 29%, respectively, of our total revenues.

As of March 31, 2014, approximately 48% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients. As of December 31, 2013, approximately 38% of the Company's accounts receivable was from foreign (principally European) clients and 65% of accounts receivable was due from four clients.

9.	Income Per Share

	Three months ended March 31,
	2014	2013
	(in thousands except per share amounts)

Net income attributable to Innodata Inc. and Subsidiaries	$189	$316

Weighted average common shares outstanding	25,038	24,880
Dilutive effect of outstanding options	300	791
Adjusted for dilutive computation	25,338	25,671

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

Options to purchase 1.6 million shares and 0.4 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted income per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

10.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2014 and December 31, 2013 was $15 million and $15.2 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

		Derivatives
	Balance Sheet Location	Fair Value
		2014	2013
Derivatives designated as hedging instruments:

	Prepaid expenses and
Foreign currency forward contracts	other current assets	$78	$-

Foreign currency forward contracts	Accrued expenses	$-	$577

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013, respectively, were as follows (in thousands):

	Three months ended
	March 31,
	2014	2013

Net gain recognized in OCI (1)	$270	$294
Net loss (gain) reclassified from accumulated OCI into income (2)	$(385)	$308
Net gain (loss) recognized in income (3)	$—	$—

(1) Net change in the fair value of the effective portion classified in other comprehensive income ("OCI").

(2) Effective portion classified as direct operating costs.

(3) There were no ineffective portions for the periods presented.

11.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2014 and December 31, 2013, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of March 31, 2014 and December 31, 2013 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

March 31, 2014	Level 1	Level 2	Level 3

Assets
Derivatives	$—	$78	$—

December 31, 2013	Level 1	Level 2	Level 3

Liabilities
Derivatives	$—	$577	$—

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2014 is included in prepaid expenses and other current assets and December 31, 2013 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

IADS operates through its Synodex LLC and docGenix LLC subsidiaries. As of March 31, 2014 we owned 83% of Synodex and 94% of docGenix.

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

The IADS subsidiaries are in a developmental stage, have incurred losses since inception, and have reported minimal revenues through 2014. Our cumulative investment in these subsidiaries was $25.5 million as of March 31, 2014, consisting of $18.5 million in operating expenses and $7.0 million in capital expenditures. As of March 31, 2014, the Company has written off all the fixed assets of IADS. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $1.5 to $2.0 million per quarter.

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

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive income.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

Total revenues were $14.1 million for the three months ended March 31, 2014 compared to $16.9 million for the three months ended March 31, 2013, a decline of $2.8 million or approximately 17%. Revenues from the CS segment were $14.0 million and $16.3 million for the three months ended March 31, 2014 and 2013, respectively, a decline of $2.3 million or approximately 14%. This decline is primarily attributable to a reduction in e-book-related services of approximately $1.6 million that we performed for one of our significant clients and approximately $1.2 million from one of our non-e-book clients. The decline in revenues was partly offset by an increase in revenues from other customers. Revenues from the IADS segment were $0.1 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

One client generated approximately 19% and 13% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. One additional client accounted for 12% of our total revenues for the three months ended March 31, 2014 but accounted for less than 10% of our total revenues for the three months ended March 31, 2013. Two other clients accounted for less than 10% of our total revenues for the three months ended March 31, 2014 but accounted for 29% of our total revenues for the three months ended March 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2014 and 2013, revenues from non-U.S. clients accounted for 43% and 29%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $10.3 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively, a decline of $2.5 million or 20%. Direct operating costs for the CS segment were $9.2 million and $11.8 million for the three months ended March 31, 2014 and 2013, respectively, a decline of $2.7 million or 23%. Direct operating costs for the IADS segment were $1.1 million and $1.0 million for the respective periods, net of intersegment profits, an increase of $0.2 million.

Direct operating costs as a percentage of total revenues decreased to 73% for the three months ended March 31, 2014 compared to 76% for the three months ended March 31, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 65% for the three months ended March 31, 2014 compared to 73% for the three months ended March 31, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology.

Direct operating costs for the IADS segment represents certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our new delivery center in Asia.

Selling and Administrative Expenses

Selling and administrative expenses were $3.8 million, or 27% as a percentage of total revenues during the three months ended March 31, 2014, and $4.6 million, or approximately 27% as a percentage of total revenues for the three months ended March 31, 2013, and represents a decrease of $0.8 million or approximately 17%. Selling and administrative expenses for the CS segment were $3.4 million and $3.9 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.4 million and $0.7 million, net of intersegment profits.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were 24% for both the three months ended March 31, 2014 and 2013.

We restructured our operations over the past few quarters which resulted in cost savings in the second half of 2013 and in the first quarter of 2014. This led to a decline in selling and administrative expense for the CS segment during the three months ended March 31, 2014 compared to the similar period in 2013.

Income Taxes

For the three months ended March 31, 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated. The provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We had created a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. As of March 31, 2014, we continue to keep a valuation allowance on all of our U.S. deferred tax assets.

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

Net Income

We generated net income of $0.2 million in the three months ended March 31, 2014 compared to net income of $0.3 million in the three months ended March 31, 2013.

Net income for the CS segment was $1.4 million for the three months ended March 31, 2014, compared to net income of $1.4 million for the three months ended March 31, 2013, net of intersegment profits. The increase in net income in the CS segment is primarily on account of an increase in gross margins despite lower revenues and a decline in selling and administrative costs. The increase in net income was partially offset by an increase in tax expense.

Net loss for the IADS segment was $1.4 million for the three months ended March 31, 2014 compared to $1.1 million for the three months ended March 31, 2013, net of intersegment profits. The loss is primarily on account of lower gross margins resulting from lower revenues and the impact of operating leverage.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$29,156	$24,752
Working capital	30,191	28,844

At March 31, 2014 we had cash and cash equivalents of $29.2 million, of which $23.5 million was held by our foreign subsidiaries located in Asia with the $5.7 million balance held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of March 31, 2014, our intent is to permanently reinvest these funds outside the United States.

We have used, and plan to use, such cash for (i) investments in IADS, which are expected to be at the rate of $1.5 million to $2.0 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of March 31, 2014, we had working capital of approximately $30.2 million, as compared to working capital of approximately $28.9 million as of December 31, 2013.

We have a $15.0 million uncommitted bank line that expires in June 2014 which provides that, at the bank’s discretion, we may, on a secured basis, borrow amounts equal to up to 80% of our eligible accounts receivable at the bank’s alternate base interest rate plus 0.5% or LIBOR plus 2.5%. We have not made any borrowings under this line. In February 2014, the bank advised that it did not intend to make any advances or extensions of credit or other financial accommodations under the line, and that it would not consider permitting advances in the future unless and until it had received from us designated financial and business information in form and substance satisfactory to the bank.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2014 was $4.3 million, resulting from a net loss of $0.1 million, adjustments for non-cash items of $1.0 million, and $3.4 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization and stock option expense of $0.2 million. Working capital activities primarily consisted of a source of cash of $3.4 million as a result of net collections of accounts receivable.

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

Our days’ sales outstanding (DSO) for the three months ended March 31, 2014 was approximately 65 days as compared to 74 days for the year ended December 31, 2013. The decrease is on account of the collection of outstanding amounts from one of our significant clients. We calculate DSO by first dividing the total revenues for the period over average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we take the total number of days within the period reported over the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the three months ended March 31, 2014 and 2013, cash used in our investing activities for capital expenditures was $0.8 million and $0.9 million, respectively. Capital spending in 2014 and 2013 principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies for both CS and IADS will approximate $3.0 to $4.5 million, a portion of which we may finance. Also included in investing activities for the three months ended March 31, 2013 is the purchase of short-term investments primarily representing proceeds on maturity of $0.5 million of certificates of deposit.

Net Cash Provided by Financing Activities

Cash provided by financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Total payments of long-term obligations approximated $0.1 million for the three months ended March 31, 2013. Proceeds from the exercise of stock options amounted to $0.1 million during the three months ended March 31, 2013.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2014 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Capital lease	$874	$332	$542
Vendor obligations	1,317	439	878
Non cancelable operating leases	4,646	785	1,596	$753	$1,512
Total contractual cash obligations	$6,837	$1,556	$3,016	$753	$1,512

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations in the table above.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retroactive application is permitted. The adoption of this guidance had no impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risk due to interest rate fluctuations with respect to our credit line with a financial institution which is priced based on the bank’s alternate base rate (3.25% at March 31, 2014) plus 0.5%, or LIBOR (0.20% at March 31, 2014) plus 2.5%. We have no outstanding obligations under this line. To the extent we utilize all or a portion of this line of credit, changes in the interest rate will have a positive or negative effect on our interest expense.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $15.0 million as of March 31, 2014. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.4 million as of March 31, 2014. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $1.7 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

As of March 31, 2014, our foreign locations held cash and short term investments totaling approximately $23.5 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, we purchased approximately 4,892 shares of restricted common stock at a price per share of $2.91 for a total cost of approximately $14,000, from an executive officer of the Company to cover his tax obligation incurred as a result of the vesting of 10,000 shares of his restricted stock.

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

INNODATA INC.

Date:	May 5, 2014	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 5, 2014	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer