Form 10-Q
period 2014-06-30
INNODATA INC
filed 2014-08-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes☐ No ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 31, 2014 was 25,269,767.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,103	$24,752
Accounts receivable, net	9,372	11,876
Prepaid expenses and other current assets	2,158	1,907
Deferred income taxes	335	45
Total current assets	39,968	38,580
Property and equipment, net	6,536	6,083
Other assets	3,607	3,323
Deferred income taxes	1,291	1,336
Goodwill	675	675
Total assets	$52,077	$49,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,215	$898
Accrued expenses	2,162	2,780
Accrued salaries, wages and related benefits	4,586	4,647
Income and other taxes	959	1,003
Current portion of long term obligations	870	351
Deferred income taxes	77	57
Total current liabilities	9,869	9,736
Deferred income taxes	190	190
Long term obligations	5,194	3,747
Commitments and contingencies
Non-controlling interests	(4,139)	(3,649)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,792,000 shares issued and 25,248,000 outstanding at June 30, 2014 and 26,597,000 shares issued and 25,053,000 outstanding at December 31, 2013	267	266
Additional paid-in capital	23,496	22,963
Retained earnings	21,250	21,724
Accumulated other comprehensive income (loss)	238	(692)
	45,251	44,261
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	40,963	39,973
Total liabilities and stockholders’ equity	$52,077	$49,997

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2014	2013
Revenues	$14,314	$16,160
Operating costs and expenses:
Direct operating costs	11,319	13,419
Selling and administrative expenses	3,862	4,357
Interest income, net	(22)	(117)
Totals	15,159	17,659
Loss before income taxes	(845)	(1,499)
Provision for (benefit from) income taxes	106	(1,013)
Net loss	(951)	(486)
Loss attributable to non-controlling interests	288	365
Net loss attributable to Innodata Inc. and Subsidiaries	$(663)	$(121)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.03)	$(0.00)
Weighted average shares outstanding:
Basic and Diluted	25,239	24,940
Comprehensive loss:
Net loss	$(951)	$(486)
Pension liability adjustment, net of taxes	25	18
Change in fair value of derivatives, net of taxes of $0 and $717 for the three months ended June 30, 2014 and 2013, respectively	255	(1,221)
Other Comprehensive income (loss)	280	(1,203)
Total Comprehensive loss	(671)	(1,689)
Comprehensive loss attributed to non-controlling interest	288	365
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(383)	$(1,324)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2014	2013

Revenues	$28,380	$33,063
Operating costs and expenses:
Direct operating costs	21,610	26,210
Selling and administrative expenses	7,651	8,980
Interest income, net	(31)	(257)
Totals	29,230	34,933
Loss before income taxes	(850)	(1,870)
Provision for (benefit from) income taxes	207	(1,488)
Net loss	(1,057)	(382)
Loss attributable to non-controlling interests	583	578
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(474)	$196
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.02)	$0.01
Weighted average shares outstanding:
Basic and Diluted	25,146	24,938
Comprehensive income (loss):
Net loss	$(1,057)	$(382)
Pension liability adjustment, net of taxes	20	36
Change in fair value of derivatives, net of taxes of $0 and $722 for the six months ended June 30, 2014 and 2013, respectively	910	(1,230)
Other Comprehensive income (loss)	930	(1,194)
Total Comprehensive loss	(127)	(1,576)
Comprehensive loss attributed to non-controlling interest	583	578
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$456	$(998)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(1,057)	$(382)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,391	1,913
Stock-based compensation	544	489
Deferred income taxes	(226)	(2,049)
Pension cost	440	257
Changes in operating assets and liabilities:
Accounts receivable	2,504	3,419
Prepaid expenses and other current assets	449	342
Other assets	218	(143)
Accounts payable and accrued expenses	276	(389)
Accrued salaries, wages and related benefits	(61)	(1,321)
Restricted shares withheld for taxes	(14)	(31)
Payment of minimum witholding taxes on net
settlement of stock options	(23)	-
Income and other taxes	(44)	(435)
Net cash provided by operating activities	4,397	1,670
Cash flow from investing activities:
Capital expenditures	(1,492)	(2,971)
Sale of investments – other	-	318
Net cash used in investing activities	(1,492)	(2,653)
Cash flow from financing activities:
Proceeds from equipment financing	859	-
Proceeds from exercise of stock options	120	131
Payment of long term obligations	(533)	(194)
Net cash provided by (used in) financing activities	446	(63)
Net increase (decrease) in cash and cash equivalents	3,351	(1,046)
Cash and cash equivalents, beginning of period	24,752	25,425
Cash and cash equivalents, end of period	$28,103	$24,379
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$412	$663
Vendor financed software licenses acquired	$1,205	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net loss	-	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	544	-	-	-	544
Issuance of common stock upon exercise of stock options	200	1	96	-	-	-	97
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(93)	-	-	-	(93)
Pension liability adjustments, net of taxes	-	-	-	-	20	-	20
Change in fair value of derivatives, net of taxes	-	-	-	-	910	-	910
June 30, 2014	25,248	$267	$23,496	$21,250	$238	$(4,288)	$40,963

January 1, 2013	24,892	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net income	-	-	-	196	-	-	196
Stock-based compensation	-	-	489	-	-	-	489
Issuance of common stock upon exercise of stock options	76	1	130	-	-	-	131
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(385)	-	-	-	(385)
Pension liability adjustments, net of taxes	-	-	-	-	36	-	36
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,230)	-	(1,230)
June 30, 2013	24,965	$265	$22,343	$32,552	$(1,157)	$(4,288)	$49,715

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company formed its IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of June 30, 2014, Innodata owns 83% of Synodex and 94% of docGenix, both limited liability companies.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2014, and the results of its operations and comprehensive income (loss), cash flows and stockholders’ equity for the six months ended June 30, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

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

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

2.	Property and equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	June 30,	December 31,
	2014	2013
Equipment	$17,639	$17,327
Software	4,649	4,045
Furniture and equipment	2,656	2,600
Leasehold improvements	5,856	5,810
Total	30,800	29,782
Less: accumulated depreciation and amortization	(24,264)	(23,699)
	$6,536	$6,083

Depreciation and amortization expense of property and equipment was approximately $1.4 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.

3.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.8 million at June 30, 2014 and $2.3 million at December 31, 2013. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.8 million at June 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits as of June 30, 2014 and December 31, 2013, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2014 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2014	$2,245
Decrease for tax position in prior years	(722)
Increases for tax position in prior years	191
Foreign currency revaluation	65
Balance – June 30, 2014	$1,779

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2013.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $272,000, including interest, through June 30, 2014, for the fiscal tax year ended June 30, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended June 30, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended June 30, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended June 30, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $295,000 and $308,000, including interest through June 30, 2014, for the fiscal years ended June 30, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended June 30, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $484,000 including interest through June 30, 2014. Based on recent experience and the current regulatory environment, management believes that the tax provision of $484,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended June 30, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended June 30, 2009. The Company had previously recorded a tax provision amounting to $149,000 including interest for the fiscal tax year ended June 30, 2009. As the ultimate outcome was favorable, the Company reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended June 30, 2010 and 2011. The ultimate outcome cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of June 30, 2014, the Company recorded a tax provision amounting to $673,000 including interest for such years.

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $272,000 including interest through June 30, 2014, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

4.	Commitments and Contingencies

Line of Credit - The Company's $15.0 million uncommitted bank line expired in June 2014. The Company did not make any borrowings under this line.

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

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company adopted, with stockholder approval, amendments to the Innodata Inc. 2013 Stock Plan. The maximum number of shares of common stock that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) with respect to awards granted under the Innodata Inc. 2013 Stock Plan, as amended and restated (the “2013 Plan”) is 2,138,655 shares of common stock of Innodata (“Stock”), plus (i) 41,096 shares of Stock that were available for issuance under the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “Prior Plan”) as of June 4, 2013, plus (ii) any shares subject to an award or portion of any award under the Prior Plan that were outstanding as of June 4, 2013 that expire or terminate unexercised, become unexercisable or are forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of stock or other consideration. Shares of stock subject to options or stock appreciation rights granted under the 2013 Plan count against the share reserve as one share for every one share subject to such option or stock appreciation right and shares subject to any other type of award granted under the 2013 Plan count against the share reserve as two shares for every one share subject to such award. If any award, or portion of an award, under the 2013 Plan or Prior Plan expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or other consideration, the shares subject to such award will thereafter be available for further awards under the 2013 Plan as provided in the next sentence. Shares of Stock that again become available for awards pursuant to the expiration, termination, forfeiture or cancellation of any award (other than an option or stock appreciation right) granted under the 2013 Plan, or of any award (other than an option or stock appreciation right) granted after March 31, 2011 under the Prior Plan, will be added back as two shares for every one share subject to such award or Prior Plan award. All other awards under the 2013 Plan and all other awards under the Prior Plan will be added back as one share for every one share subject to such award or Prior Plan award. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the 2013 Plan.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

A summary of option activity under the Company’s stock option plans as of June 30, 2014, and changes during the period then ended, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,048,069	$2.99
Granted	1,292,000	2.79
Exercised	(345,114)	1.58
Forfeited/Expired	(83,563)	2.78
Outstanding at June 30, 2014	3,911,392	$3.05	5.20	$1,301,628

Exercisable at June 30, 2014	1,520,193	$3.06	3.69	$654,338

Vested and Expected to Vest at June 30, 2014	3,911,392	$3.05	3.69	$1,301,628

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six Months Ended
	June 30,
	2014	2013
Weighted average fair value of options granted	$1.35	$1.89

Risk-free interest rate	1.53% - 1.68%	0.76%
Expected life (years)	5	5
Expected volatility factor	54.96%	67%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock plans as of June 30, 2014, and changes during the period then ended, are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2014	25,000	$3.31
Granted	-	-
Vested	(17,500)	3.62
Forfeited/Expired	-	-
Unvested at June 30, 2014	7,500	$2.59

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2014 totaled approximately $2.7 million. The weighted-average period over which these costs will be recognized is twenty-eight months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Direct operating costs	$106	$78	$175	$129
Selling and administrative expenses	240	133	369	360
Total stock-based compensation	$346	$211	$544	$489

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

6.	Long term obligations

Total long-term obligations as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Vendor obligations
Capital lease obligations (1)	$773	$17
Deferred lease payments (2)	813	764
Microsoft licenses (3)	797	-

Pension obligations
Accrued pension liability	3,681	3,317
	6,064	4,098
Less: Current portion of long term obligations	870	351
Totals	$5,194	$3,747

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of June 30, 2014, the Company had made $0.1 million in lease payments under the sale lease back agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(2) Deferred lease payments represents the effect of straight-lining non-financing type lease payments over the respective lease terms.

(3) In March 2014, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2017. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement. The total cost, net of deferred interest (in thousands), was allocated to the following asset accounts in 2014:

Prepaid expenses and other current assets	$356
Other assets	713
Property and equipment	136
$1,205

7.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of June 30, 2014, and reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, were as follows (net of tax):

	Pension Liability Adjustment	Fair Value of Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$(121)	$79	$(42)
Other comprehensive income (loss) before reclassifications, net of taxes	15	259	274
Total other comprehensive income (loss) before reclassifications, net of taxes	(106)	338	232
Net amount reclassified to earnings	10	(4)	6
Balance at June 30, 2014	$(96)	$334	$238

	Pension Liability Adjustment	Fair Value of Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2013	$(25)	$71	$46
Other comprehensive income (loss) before reclassifications, net of taxes	-	(1,182)	(1,182)
Total other comprehensive income (loss) before reclassifications, net of taxes	(25)	(1,111)	(1,136)
Net amount reclassified to earnings	18	(39)	(21)
Balance at June 30, 2013	$(7)	$(1,150)	$(1,157)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	-	529	529
Total other comprehensive income (loss) before reclassifications, net of taxes	(116)	(47)	(163)
Net amount reclassified to earnings	20	381	401
Balance at June 30, 2014	$(96)	$334	$238

	Pension Liability Adjustment	Fair Value of Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(43)	$80	$37
Other comprehensive income (loss) before reclassifications, net of taxes	-	(1,499)	(1,499)
Total other comprehensive income (loss) before reclassifications, net of taxes	(43)	(1,419)	(1,462)
Net amount reclassified to earnings	36	269	305
Balance at June 30, 2013	$(7)	$(1,150)	$(1,157)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2014	2013	2014	2013
Content Services	$14,136	$16,008	$28,130	$32,276
IADS	178	152	250	787
Total Consolidated	$14,314	$16,160	$28,380	$33,063

Loss before provision for income taxes(1):
Content Services	$981	$1,062	$2,871	$2,080
IADS	(1,826)	(2,561)	(3,721)	(3,950)
Total Consolidated	$(845)	$(1,499)	$(850)	$(1,870)

Loss before provision for income taxes(2):
Content Services	$511	$589	$1,932	$1,227
IADS	(1,356)	(2,088)	(2,782)	(3,097)
Total Consolidated	$(845)	$(1,499)	$(850)	$(1,870)

	June 30, 2014	December 31, 2013
Total assets:
Content Services	$51,057	$48,981
IADS	1,020	1,016
Total Consolidated	$52,077	$49,997

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

United States	$7,756	$10,992	$15,745	$22,903
The Netherlands	2,645	2,151	5,276	4,210
United Kingdom	2,231	1,813	4,124	3,662
Other - principally Europe	1,682	1,204	3,235	2,288
	$14,314	$16,160	$28,380	$33,063

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

Long-lived assets as of June 30, 2014 and December 31, 2013, respectively, by geographic region, are comprised of (in thousands):

	June 30,	December 31,
	2014	2013

United States	$1,215	$1,151

Foreign countries:
Philippines	2,311	1,917
India	2,592	2,660
Sri Lanka	1,061	989
Israel	32	41
Total foreign	5,996	5,607
	$7,211	$6,758

Two clients generated approximately 32% and 25% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2014 but accounted for 29% of the Company’s total revenues for the three months ended June 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2014 and 2013, revenues from non-U.S. clients accounted for 46% and 32%, respectively, of the Company’s total revenues.

Two clients generated approximately 32% and 24% of the Company’s total revenues for the six months ended June 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of the Company’s total revenues for the six months ended June 30, 2014 but accounted for 29% of the Company’s total revenues for the six months ended June 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2014 and 2013, revenues from non-U.S. clients accounted for 45% and 31%, respectively, of the Company’s total revenues.

As of June 30, 2014, approximately 54% of the Company's accounts receivable was from foreign (principally European) clients and 47% of accounts receivable was due from three clients. As of December 31, 2013, approximately 38% of the Company's accounts receivable was from foreign (principally European) clients and 65% of accounts receivable was due from four clients.

9.	Income (Loss) Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(663)	$(121)	$(474)	$196

Weighted average common shares outstanding	25,239	24,940	25,146	24,938
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,239	24,940	25,146	24,938

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

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

Options to purchase 1.6 million shares and 1.7 million shares of common stock for the three months ended June 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net income (loss) per share for the three months ended June 30, 2014 and 2013 does not include 2.3 million and 1.7 million potential common shares, respectively, derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

Options to purchase 1.6 million shares and 0.6 million shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. In addition, diluted net loss per share for the six months ended June 30, 2014 does not include 2.3 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2014 and December 31, 2013 was $17.5 million and $15.2 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance Sheet Location	Fair Value
		2014	2013
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$334	$-

Foreign currency forward contracts	Accrued expenses	$-	$577

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2014	2013	2014	2013

Net gain recognized in OCI(1)	$259	$(1,977)	$529	$(1,683)
Net gain (loss) reclassified from accumulated OCI into income(2)	$4	$(39)	$(381)	$269
Net gain recognized in income(3)	$-	$-	$-	$-

(1) Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2) Effective portion classified within direct operating cost

(3) There were no effective portions for the period presented.

11.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2014 and December 31, 2013, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

The following table sets forth the assets and liabilities as of June 30, 2014 and December 31, 2013 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2014	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$334	$-

December 31, 2013	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$577	$-

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2014 is included in prepaid expenses and other current assets and December 31, 2013 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

12.	Subsequent Event

On July 28, 2014, the Company acquired 100% of the common shares and 100% of the preferred shares of MediaMiser Ltd. (“MediaMiser”). These shares represent substantially all of the economic ownership interest of MediaMiser. A MediaMiser Employee Trust will retain special voting shares equivalent to 50% of the voting rights in MediaMiser for the term specified in the articles of amalgamation of MediaMiser. The Trustees of the MediaMiser Employee Trust are the former and continuing management of MediaMiser. MediaMiser is an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services.

The purchase price for the acquisition aggregated C$5.78 million (US$5.38 million) of non-contingent consideration, plus up to a maximum of C$5.0 million (US$4.60 million) of contingent consideration. The purchase price is subject to certain adjustments. Canadian currency is valued at the U.S. dollar exchange rate effective July 28, 2014. Of the non-contingent portion of the purchase price, C$4.40 million (US$4.10 million) was paid by the Company in cash at closing; C$0.63 million (US$0.58 million) is payable by the Company on July 28, 2015 in shares of the Company’s common stock, or at the Company’s discretion in cash; and C$0.75 million (US$0.70 million) is payable by the Company on July 28, 2016 in shares of the Company’s  common stock, or at the Company’s discretion in cash. The contingent portion of the purchase price is a potential earn-out of up to C$5.0 million (US$4.60 million) based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 until March 31, 2017. The contingent consideration if earned is payable in May 2017 in cash, or at the Company’s discretion in up to 70% in the Company’s common stock with the balance in cash. Shares of the Company’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

For additional information see the Company's Report on Form 8-K dated July 28, 2014. The information in the financial statements of this Report on Form 10-Q is for the quarterly period ended June 30, 2014, and does not reflect any aspect of the MediaMiser transaction.

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

Note 12 to the financial statements notes as a Subsequent Event the acquisition by the Company of the common and preferred shares of MediaMiser Ltd. on July 28, 2014. The information in this Report on Form 10-Q is for the quarterly period ended June 30, 2014 and does not reflect any aspect of the MediaMiser transaction.

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

IADS operates through its Synodex LLC and docGenix LLC subsidiaries. As of June 30, 2014 we owned 83% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues from inception through June 30, 2014. Our cumulative investment in these subsidiaries was approximately $27 million as of June 30, 2014, consisting of $20.0 million in operating expenses and $7.0 million in capital expenditures. As of June 30, 2014, the Company wrote off all of the fixed assets of IADS, and has expensed all investments in IADS since that date. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $1.3 to $1.5 million per quarter.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues were $14.3 million for the three months ended June 30, 2014 compared to $16.1 million for the three months ended June 30, 2013, a decline of $1.8 million or approximately 11%. Revenues from the CS segment were $14.1 million and $16.0 million for the three months ended June 30, 2014 and 2013, respectively, a decline of $1.9 million or approximately 12%. This decline is primarily attributable to a $1.0 million decline in e-book-related services from one client and a $1.3 million decline in other services from another client. Revenues from the IADS segment were $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively.

Two clients generated approximately 32% and 25% of our total revenues for the three months ended June 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of our total revenues for the three months ended June 30, 2014 but accounted for 29% of our total revenues for the three months ended June 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2014 and 2013, revenues from non-U.S. clients accounted for 46% and 32%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $11.3 million and $13.4 million for the three months ended June 30, 2014 and 2013, respectively, a decline of $2.1 million or 16%. Direct operating costs for the CS segment were $10.2 million and $11.8 million for the three months ended June 30, 2014 and 2013, respectively, a decline of $1.6 million or 14%. Direct operating costs for the IADS segment were $1.1 million and $1.6 million for the respective periods, net of intersegment profits, a decrease of $0.5 million.

Direct operating costs as a percentage of total revenues decreased to 79% for the three months ended June 30, 2014 compared to 83% for the three months ended June 30, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 72% for the three months ended June 30, 2014 compared to 74% for the three months ended June 30, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues and restructuring our operations, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology.

Direct operating costs for the IADS segment represent certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our delivery center in Asia.

Selling and Administrative Expenses

Selling and administrative expenses were $3.9 million, or 27% as a percentage of total revenues during the three months ended June 30, 2014, and $4.4 million, or approximately 27% as a percentage of total revenues for the three months ended June 30, 2013, and represents a decrease of $0.5 million or approximately 11%. Selling and administrative expenses for the CS segment were $3.5 million and $3.8 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.4 million and $0.6 million, net of intersegment profits. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were 25% for the three months ended June 30, 2014 and 24% for the three months ended 2013.

Income Taxes

For the three months ended June 30, 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity.

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

Net Loss

We generated a net loss of $0.7 million in the three months ended June 30, 2014 compared to net loss of $0.1 million in the three months ended June 30, 2013.

Net income for the CS segment was $0.7 million for the three months ended June 30, 2014, compared to net income of $2.0 million for the three months ended June 30, 2013, net of intersegment profits. A significant contributor to the decline in net income of the CS segment was an increase in income tax expense; we recorded a $0.1 million income tax expense for the three months ended June 30, 2014 compared to an income tax benefit amounting to $1.0 million. Such benefit from income taxes was attributable to the losses incurred by our U.S. entity for the three months ended June 30, 2013.

Net loss for the IADS segment was $1.4 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013, net of intersegment profits. The decline in net loss primarily reflects a reduction in headcount and other administrative costs.

Six Months Ended June 30, 2014 and 2013

Revenues

Total revenues were $28.4 million for the six months ended June 30, 2014 compared to $33.1 million for the six months ended June 30, 2013, a decline of $4.7 million or approximately 14%. Revenues from the CS segment were $28.1 million and $32.3 million for the six months ended June 30, 2014 and 2013, respectively, a decline of $4.2 million or approximately 13%. This decline is primarily attributable to a $2.0 million decline in e-book-related services from one client and a $2.3 million decline in other services from another client. Revenues from the IADS segment were $0.3 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Two clients generated approximately 32% and 24% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of our total revenues for the six months ended June 30, 2014 but accounted for 29% of our total revenues for the six months ended June 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2014 and 2013, revenues from non-U.S. clients accounted for 45% and 31%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $21.6 million and $26.2 million for the six months ended June 30, 2014 and 2013, respectively, a decline of $4.6 million or approximately 18%. Direct operating costs for the CS segment were $19.4 million and $23.6 million for the six months ended June 30, 2014 and 2013, respectively, a decline of $4.2 million or approximately 18%. Direct operating costs for the IADS segment were $2.2million and $2.6 million for the respective periods, net of intersegment profits.

Direct operating costs as a percentage of total revenues decreased to 76% for the six months ended June 30, 2014 compared to 79% for the six months ended June 30, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 69% for the six months ended June 30, 2014 compared to 73% for the six months ended June 30, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues and restructuring our operations, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology.

Direct operating costs for the IADS segment represents certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our new delivery center in Asia.

Selling and Administrative Expenses

Selling and administrative expenses were $7.7 million, or approximately 27% as a percentage of total revenues during the six months ended June 30, 2014, and $9.0 million, or 27% as a percentage of total revenues for the six months ended June 30, 2013, and represents a decrease of $1.3 million or approximately 14%.

Selling and administrative expenses for the CS segment were $6.8 million and $7.7 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.9 million and $1.3 million, net of intersegment profits. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 24% for both the six months ended June 30, 2014 and 2013.

Income Taxes

For the six months ended June 30, 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated. The provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity.

For the six months ended June 30, 2013, we recorded a net benefit from income taxes, as our U.S. entity recorded a benefit from income tax on account of losses it incurred; and with respect to our foreign subsidiaries, we recorded a provision for income taxes of approximately $0.5 million in accordance with local tax regulations. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

Net Income (Loss)

We generated a net loss of $0.5 million in the six months ended June 30, 2014 compared to net income of $0.2 million in the six months ended June 30, 2013. Net income for the CS segment was $2.3 million for the six months ended June 30, 2014, compared to $3.3 million for the six months ended June 30, 2013, net of intersegment profits. The change was primarily attributable to increase in income tax expense partially offset by decline in selling and administrative expenses. We recorded an income tax expense of $0.2 million for the six months ended June 30, 2014 compared to a benefit from income tax amounting to $1.5 million. Such benefit from income taxes was attributable to the losses incurred by our U.S. entity. Net loss for the IADS segment was $2.8 million for the six months ended June 30, 2014 compared to $3.1 million for the six months ended June 30, 2013, net of intersegment profits.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$28,103	$24,752
Working Capital	30,099	28,844

At June 30, 2014 we had cash and cash equivalents of $28.1 million, of which $23.5 million was held by our foreign subsidiaries located in Asia and $4.6 million was held in the United States. If needed amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity. Under current law such amounts would be subject to United States federal income taxes. As of June 30, 2014, our intent is to permanently reinvest these funds outside the United States.

We have used, and plan to use, such cash for (i) investments in IADS, which are expected to be at the rate of $1.3 million to $1.5 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of June 30, 2014, we had working capital of approximately $30.1 million, as compared to working capital of approximately $28.9 million as of December 31, 2013.

The Company's $15.0 million uncommitted bank line expired in June 2014. The Company did not make any borrowings under this line.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. We have recently curtailed some of our ongoing investments in IADS and may curtail these investments further if internally generated funds are insufficient and outside financing is not available on terms we find attractive.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2014 was $4.4 million, resulting from a net loss of $1.1 million, adjustments for non-cash items of $2.1 million, and $3.4 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $1.4 million for depreciation and amortization and stock option expense of $0.5 million. Working capital activities primarily consisted of a source of cash of $2.5 million as a result of net collections of accounts receivable and a source of cash of $0.4 million for an increase in prepaid expenses and other current assets.

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

Our days’ sales outstanding (DSO) for the six months ended June 30, 2014 was approximately 68 days as compared to 74 days for the year ended December 31, 2013. The decrease is on account of the collection of outstanding amounts from one of our significant clients. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the six months ended June 30, 2014 and 2013, cash used in our investing activities for capital expenditures was $1.5 million and $2.7 million, respectively. Capital spending in 2014 and 2013 principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $3.0 to $4.5 million, a portion of which we may finance. Also included in investing activities for the six months ended June 30, 2013 is the purchase of short-term investments primarily representing proceeds on maturity of $0.3 million of certificates of deposit.

Net Cash Provided by Financing Activities

Cash provided by financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Total payments of long-term obligations approximated $0.5 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Proceeds from the exercise of stock options amounted to $0.1 million during the six months ended June 30, 2014 and 2013.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2014 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$773	$291	$482	$-	$-
Vendor obligations	909	251	658	-	-
Non cancelable operating leases	4,453	798	1,497	748	1,410
Total contractual cash obligations	$6,135	$1,340	$2,637	$748	$1,410

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the three months ended June 30, 2014.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We have not yet determined the potential effects of the adoption of this standard on our consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We had a $15.0 million uncommitted bank line that expired in June 2014 and we had never made any borrowings under this line. As of June 30, 2014, we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $17.5 million as of June 30, 2014. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.6 million as of June 30, 2014. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $1.9 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

As of June 30, 2014, our foreign locations held cash and short term investments totaling approximately $23.5 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

INNODATA INC.

Date:	August 8, 2014	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 8, 2014	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer

