Form 10-Q
period 2014-09-30
INNODATA INC
filed 2014-11-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 31, 2014 was 25,337,267.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2014

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,032	$24,752
Accounts receivable, net	8,583	11,876
Prepaid expenses and other current assets	2,593	1,907
Deferred income taxes	355	45
Total current assets	37,563	38,580
Property and equipment, net	6,353	6,083
Other assets	3,243	3,323
Deferred income taxes	1,313	1,336
Intangibles, net	5,286	-
Goodwill	1,700	675
Total assets	$55,458	$49,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$898
Accrued expenses	2,775	2,780
Accrued salaries, wages and related benefits	4,894	4,647
Income and other taxes	1,126	1,003
Current portion of long term obligations	1,556	351
Deferred income taxes	75	57
Total current liabilities	12,013	9,736

Deferred income taxes	941	190
Long term obligations	6,314	3,747
Commitments and contingencies
Non-controlling interests	(2,788)	(3,649)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,880,000 shares issued and 25,336,000 outstanding at September 30, 2014 and 26,597,000 shares issued and 25,053,000 outstanding at December 31, 2013	268	266
Additional paid-in capital	22,470	22,963
Retained earnings	21,031	21,724
Accumulated other comprehensive loss	(503)	(692)
	43,266	44,261
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	38,978	39,973
Total liabilities and stockholders’ equity	$55,458	$49,997

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2014	2013

Revenues	$14,804	$15,746
Operating costs and expenses:
Direct operating costs	10,673	11,973
Selling and administrative expenses	4,284	3,992
Impairment charges	-	5,524
Interest income, net	(33)	(57)
Totals	14,924	21,432
Loss before income taxes	(120)	(5,686)
Provision for income taxes	306	7,297
Net loss	(426)	(12,983)
Loss attributable to non-controlling interests	207	1,291
Net loss attributable to Innodata Inc. and Subsidiaries	$(219)	$(11,692)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.01)	$(0.47)
Weighted average shares outstanding:
Basic and Diluted	25,294	25,053

Comprehensive loss:
Net loss	$(426)	$(12,983)
Pension liability adjustment, net of taxes	9	18
Change in fair value of derivatives, net of taxes of $0 and $(676) for the three months ended September 30, 2014 and 2013, respectively	(559)	(575)
Foreign currency translation adjustment, net of taxes	(191)	-
Other Comprehensive loss	(741)	(557)
Total Comprehensive loss	(1,167)	(13,540)
Comprehensive loss attributable to non-controlling interest	207	1,291
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(960)	$(12,249)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2014	2013

Revenues	$43,184	$48,809
Operating costs and expenses:
Direct operating costs	32,283	38,183
Selling and administrative expenses	11,935	12,972
Impairment charges	-	5,524
Interest income, net	(64)	(314)
Totals	44,154	56,365
Loss before income taxes	(970)	(7,556)
Provision for income taxes	513	5,809
Net loss	(1,483)	(13,365)
Loss attributable to non-controlling interests	790	1,869
Net loss attributable to Innodata Inc. and Subsidiaries	$(693)	$(11,496)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.03)	$(0.46)
Weighted average shares outstanding:
Basic and Diluted	25,197	24,977

Comprehensive loss:
Net loss	$(1,483)	$(13,365)
Pension liability adjustment, net of taxes	29	54
Change in fair value of derivatives, net of taxes of $0 and $46 for the nine months ended September 30, 2014 and 2013, respectively	351	(1,805)
Foreign currency translation adjustment, net of taxes	(191)	-
Other Comprehensive income (loss)	189	(1,751)
Total Comprehensive loss	(1,294)	(15,116)
Comprehensive loss attributable to non-controlling interest	790	1,869
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(504)	$(13,247)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(1,483)	$(13,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	-	5,524
Depreciation and amortization	2,150	2,930
Stock-based compensation	846	725
Deferred income taxes	(271)	4,995
Pension cost	542	358
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,745	3,512
Prepaid expenses and other current assets	(53)	183
Other assets	524	(226)
Accounts payable and accrued expenses	90	(885)
Accrued salaries, wages and related benefits	(59)	(1,467)
Restricted shares withheld for taxes	(37)	(31)
Income and other taxes	(188)	(771)
Net cash provided by operating activities	5,806	1,482

Cash flow from investing activities:
Capital expenditures	(1,797)	(3,473)
Acquisition of business	(3,225)	-
Sale of investments – other	-	1,976
Net cash used in investing activities	(5,022)	(1,497)

Cash flow from financing activities:
Proceeds from equipment financing	859	-
Proceeds from exercise of stock options	351	73
Payment of long term obligations	(652)	(379)
Net cash provided by (used in) financing activities	558	(306)

Effect of exchange rate changes on cash and cash equivalents	(62)	-

Net increase (decrease) in cash and cash equivalents	1,280	(321)

Cash and cash equivalents, beginning of period	24,752	25,425

Cash and cash equivalents, end of period	$26,032	$25,104

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$828	$1,129
Vendor financed software licenses acquired	$1,205	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net loss	-	-	-	(693)	-	-	(693)
Stock-based compensation	-	-	846	-	-	-	846
Issuance of common stock upon exercise of stock options	288	2	328	-	-	-	330
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(1,653)	-	-	-	(1,653)
Pension liability adjustments, net of taxes	-	-	-	-	29	-	29
Foreign currency translation adjustment, net of taxes	-	-	-	-	(191)	-	(191)
Change in fair value of derivatives, net of taxes	-	-	-	-	351	-	351
September 30, 2014	25,336	$268	$22,470	$21,031	$(503)	$(4,288)	$38,978

January 1, 2013	24,889	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net loss	-	-	-	(11,496)	-	-	(11,496)
Stock-based compensation	-	-	725	-	-	-	725
Issuance of common stock upon exercise of stock options	164	2	70	-	-	-	72
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(151)	-	-	-	(151)
Pension liability adjustments, net of taxes	-	-	-	-	54	-	54
Change in fair value of derivatives, net of taxes	-	-	-	-	(1,805)	-	(1,805)
September 30, 2013	25,050	$266	$22,753	$20,860	$(1,714)	$(4,288)	$37,877

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business-Innodata Inc. and subsidiaries (the “Company”) is a global digital services and solutions company. The Company’s technology and services power leading information products and online retail destinations around the world. The Company’s solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. The Company serves publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. The Company operates in three reporting segments: Content Services (CS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS).

The Company’s CS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of September 30, 2014, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

In July 2014, the Company acquired MediaMiser Ltd. (“MediaMiser”), a leading provider of media monitoring and analysis software and professional services for organizations of all sizes. The Company’s MIS segment, through innovative web-based and mobile solutions, reduces the time and effort it takes to gather, analyze and distribute valuable business intelligence extracted from traditional and social media sources. For organizations that prefer to outsource, also provides detailed analysis reports and daily media briefings through an expert client services team.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2014, the results of its operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2014 and 2013, and stockholders’ equity for the nine months ended September 30, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Principles of Consolidation-The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, MediaMiser, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the assets acquired in the acquisition of MediaMiser, valuation of derivative instruments and estimated accruals for various tax exposures.

Foreign Currency Translation-The functional currency for two of the Company's foreign subsidiaries in Germany and Canada are the Euro and Canadian dollar, respectively. The financial statements of these foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss.

Revenue Recognition-Revenue is recognized in the period in which services are performed and delivery has occurred and when all the criteria of Staff accounting Bulletin 104 have been met. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved. MediaMiser derives its revenues from subscription arrangements. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Recent Accounting Pronouncements-In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

2.	Property and Equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	September 30	December 31,
	2014	2013
Equipment	$17,995	$17,327
Software	4,708	4,045
Furniture and equipment	2,769	2,600
Leasehold improvements	5,879	5,810
Total	31,351	29,782
Less: accumulated depreciation and amortization	(24,998)	(23,699)
	$6,353	$6,083

Depreciation and amortization expense of property and equipment was approximately $0.6 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense of property and equipment was approximately $1.8 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

3.	Acquisition

On July 28, 2014 the Company acquired 100% of the common shares and 100% of the preferred shares of MediaMiser. These shares represent substantially all of the economic ownership interest of MediaMiser. A MediaMiser Employee Trust will retain special voting shares equivalent to 50% of the voting rights in MediaMiser for the term specified in the articles of amalgamation of MediaMiser. The Trustees of the MediaMiser Employee Trust are the former and continuing management of MediaMiser. MediaMiser is an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services.

The Company believes its technology will provide a base from which MediaMiser will expand into newer geographical markets as well as penetrate further into its existing market. The Company also believes that MediaMiser will enable the Company to expand in areas of Big Data and user generated content.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The purchase price for the acquisition aggregated $5.4 million of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.6 million is payable by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock, or at the Company’s option in cash; and $0.7 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration if earned is payable in May 2017 in cash, or at the Company’s option in up to 70% in Innodata Inc.’s common stock with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The following table summarizes (in thousands) the fair value of the consideration transferred or to be transferred to acquire MediaMiser:

Amount
Cash (net of working capital adjustment of $862)	$3,225
Shares of common stock or cash payable by July 28, 2015	587
Shares of common stock or cash payable by July 28, 2016	697
Contingent consideration	585
$5,094

As this acquisition was effective on July 28, 2014, the results of operations of MediaMiser are included in the condensed consolidated financial statements for the period beginning July 29, 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The Company has finalized third party valuations of certain non-monetary assets, intangible assets and contingent consideration. The following table summarizes (in thousands) the preliminary purchase price allocation for the acquisition:

Amount
Accounts receivable	$468
Prepaid expenses and other current assets	288
Property and equipment, net	181
Other assets	21
Developed technology	2,629
Customer relationships	2,555
Trademarks and tradenames	297
Total identifiable assets acquired	6,439

Accounts payable and accrued expenses	583
Accrued salaries, wages and related benefits	315
Deferred revenues	382
Income and other taxes	310
Deferred tax liability	751
Capital lease obligation	38
Total liabilities assumed	2,379
Net identifiable assets acquired	4,060
Goodwill	1,034
Net assets acquired	$5,094

The estimated fair value of the developed technology and trademarks and tradenames intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer relationships was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of these asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the customer relationships, developed technology and trademarks and tradenames, at the acquisition date, was 19%. The remaining useful lives of the developed technology and trademarks and tradenames were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on the customer attrition and the projected economic benefit of these customers.

The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of September 30, 2014 was $0.6 million and the Company has recorded this amount in accrued expenses on the condensed consolidated financial statements. Any subsequent changes in the fair value of the contingent consideration obligations will be recorded in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The amounts assigned to developed technology, customer relationships, trademarks and trade names are amortized over the estimated useful life of 10 years, 12 years and 10 years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 11 years.

The Company funded the cash portion of the purchase price from its available overseas cash on hand. Transaction expenses amounted to $0.1 million and have been expensed.

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred at the beginning of fiscal year 2013, and after including the impact of adjustments such as amortization of intangible assets, stock-based compensation expense and interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2013 (amount in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
As reported	$14,804	$15,746	$43,184	$48,809
Proforma	$15,104	$16,644	$45,632	$51,447

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(219)	$(11,692)	$(693)	$(11,496)
Proforma	$(160)	$(11,624)	$(826)	$(11,440)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.47)	$(0.03)	$(0.46)
Proforma	$(0.01)	$(0.47)	$(0.03)	$(0.46)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$675
Goodwill recorded in connection with an acquisition	1,034
Foreign currency translation adjustment	(9)
Balance as of September 30, 2014	$1,700

The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	September 30, 2014
	Cost	Accumulated Amortization	Net

Developed technology	$2,477	$(41)	$2,436
Customer relationships	2,550	(35)	2,515
Trademarks and tradenames	288	(5)	283
Patents	52	-	52
Total	$5,367	$(81)	$5,286

Amortization expense relating to acquisition-related intangible assets for the three months and nine months ended September 30, 2014 was $0.1 million. There was no amortization expense during the three months and nine months ended September 30, 2013 as the acquisition was consummated on July 28, 2014.

Estimated annual amortization expense for intangible assets subsequent to September 30, 2014 is as follows (in thousands):

Amount
2014 (remaining)	$126
2015	502
2016	502
2017	502
2018	502
Thereafter	3,100
$5,234

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.8 million at September 30, 2014 and $2.3 million at December 31, 2013. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.8 million at September 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits as of September 30, 2014 and December 31, 2013, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2014 (amounts in thousands):

Unrecognized tax
benefits
Balance - January 1, 2014	$2,245
Decrease for tax position in prior years	(722)
Increases for tax position in prior years	191
Foreign currency revaluation	58
Balance – September 30, 2014	$1,772

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $264,000, including interest, through September 30, 2014, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $288,000 and $305,000, including interest through September 30, 2014, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $480,000 including interest through September 30, 2014. Based on recent experience and the current regulatory environment, management believes that the tax provision of $480,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Company had previously recorded a tax provision amounting to $149,000 including interest for the fiscal tax year ended March 31, 2009. As the ultimate outcome was favorable, the Company reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2010 and 2011. The Company received a favorable outcome for the fiscal year ended March 31, 2010; however the ultimate outcome for the fiscal year ended March 31, 2011 cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of September 30, 2014, the Company recorded a tax provision amounting to $148,000 including interest for such year.

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $287,000 including interest through September 30, 2014, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Commitments and Contingencies

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

7.	Stock Options

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

A summary of option activity under the Company’s stock option plans as of September 30, 2014, and changes during the period then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,048,069	$2.99
Granted	1,292,000	2.79
Exercised	(434,200)	1.73
Forfeited/Expired	(264,012)	3.24
Outstanding at September 30, 2014	3,641,857	$3.05	5.17	$818,961

Exercisable at September 30, 2014	1,336,732	$3.04	3.87	$422,436

Vested and Expected to Vest at September 30, 2014	3,641,857	$3.04	5.17	$818,961

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine Months Ended
	September 30,
	2014	2013
Weighted average fair value of options granted	$1.35	$1.89

Risk-free interest rate	1.53% -1.68%	0.76%
Expected life (years)	5	5-7
Expected volatility factor	54.96%	67.37%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock plans as of September 30, 2014, and changes during the period then ended, are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2014	25,000	$3.31
Granted	-	-
Vested	(17,500)	3.62
Forfeited/Expired	-	-
Unvested at September 30, 2014	7,500	$2.59

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2014 totaled approximately $2.3 million. The weighted-average period over which these costs will be recognized is twenty-five months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Direct operating costs	$107	$76	$283	$205
Selling and administrative expenses	195	160	563	520
Total stock-based compensation	$302	$236	$846	$725

In March 2014 the Company’s Chairman and CEO (the “CEO”) exercised 154,000 stock options at a total exercise price of $0.4 million. The CEO paid the exercise price by surrendering to the Company 137,065 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 7,866 shares to the Company in consideration of the payment by the Company on his behalf of $22,891 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 9,069 shares of common stock to the CEO.

8.	Long term obligations

Total long-term obligations as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Vendor obligations
Capital lease obligations (1)	$735	$17
Deferred lease payments (2)	827	764
Microsoft licenses (3)	759	-

Acquisition related liability (4)	1,812	-

Pension obligations
Accrued pension liability	3,737	3,317
	7,870	4,098
Less: Current portion of long term obligations	1,556	351
Totals	$6,314	$3,747

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of September 30, 2014, the Company had made $0.1 million in lease payments under the sale leaseback agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser to be paid by the Company as follows: $0.5 million on July 28, 2015 in shares of Innodata Inc.’s common stock or at the Company’s option in cash and $0.7 million on July 28, 2016 in shares of Innodata Inc.’s common stock or at the Company’s option in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of September 30, 2014 was $0.6 million.

9.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2014, and reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, were as follows (net of tax):

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2014	$(96)	$334	$-	$238
Other comprehensive loss before reclassifications, net of taxes	-	(327)	(191)	(518)
Total other comprehensive loss before reclassifications, net of taxes	(96)	7	(191)	(280)
Net amount reclassified to earnings	9	(232)	-	(223)
Balance at September 30, 2014	$(87)	$(225)	$(191)	$(503)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2013	$(7)	$(1,150)	$-	$(1,157)
Other comprehensive income before reclassifications, net of taxes	-	301	-	301
Total other comprehensive loss before reclassifications, net of taxes	(7)	(849)	-	(856)
Net amount reclassified to earnings	18	(876)	-	(858)
Balance at September 30, 2013	$11	$(1,725)	$-	$(1,714)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	-	202	(191)	11
Total other comprehensive loss before reclassifications, net of taxes	(116)	(374)	(191)	(681)
Net amount reclassified to earnings	29	149	-	178
Balance at September 30, 2014	$(87)	$(225)	$(191)	$(503)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(43)	$80	$-	$37
Other comprehensive loss before reclassifications, net of taxes	-	(1,198)	-	(1,198)
Total other comprehensive loss before reclassifications, net of taxes	(43)	(1,118)	-	(1,161)
Net amount reclassified to earnings	54	(607)	-	(553)
Balance at September 30, 2013	$11	$(1,725)	$-	$(1,714)

10.	Segment Reporting and Concentrations

The Company’s operations are classified into three reportable segments: Content Services (CS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The IADS segment performs advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to certain financial services institutions.

In July 2014, the Company acquired MediaMiser, an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services. The MIS segment through its innovative web-based and mobile solutions, reduces the time and effort it takes to gather, analyze and distribute valuable business intelligence extracted from traditional and social media sources.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka, Israel and Canada.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Content Services	$14,032	$15,591	$42,162	$47,867
IADS	115	155	365	942
MediaMiser	657	-	657	-
Total Consolidated	$14,804	$15,746	$43,184	$48,809

Income(loss) before provision for income taxes(1):
Content Services	$1,950	$1,934	$4,821	$4,015
IADS	(1,961)	(7,620)	(5,682)	(11,571)
MediaMiser	(109)	-	(109)	-
Total Consolidated	$(120)	$(5,686)	$(970)	$(7,556)

Income(loss) before provision for income taxes(2):
Content Services	$1,436	$1,462	$3,369	$2,689
IADS	(1,447)	(7,148)	(4,230)	(10,245)
MediaMiser	(109)	-	(109)	-
Total Consolidated	$(120)	$(5,686)	$(970)	$(7,556)

	September 30, 2014	December 31, 2013
Total assets:
Content Services	$47,611	$48,981
IADS	451	1,016
MediaMiser	7,396	-
Total Consolidated	$55,458	$49,997

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

United States	$7,424	$9,846	$23,169	$32,749
The Netherlands	2,540	2,151	7,824	6,574
United Kingdom	2,404	1,813	6,520	5,884
Canada	984	263	1,694	699
Other - principally Europe	1,452	1,673	3,977	2,903
	$14,804	$15,746	$43,184	$48,809

Long-lived assets as of September 30, 2014 and December 31, 2013, respectively, by geographic region, are comprised of (in thousands):

	September 30,	December 31,
	2014	2013

United States	$1,173	$1,151

Foreign countries:
Philippines	2,238	1,917
India	2,460	2,660
Sri Lanka	1,008	989
Canada	6,426	-
Israel	34	41
Total foreign	12,166	5,607
	$13,339	$6,758

Three clients generated approximately 41% of our total revenues for the three months ended September 30, 2014 and 37% of our total revenues for the three months ended September 30, 2013. One client accounted for less than 10% of our total revenues for the three months ended September 30, 2014 but accounted for 15% of total revenues for the three months ended September 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2014 and 2013, revenues from non-U.S. clients accounted for 48% and 39%, respectively, of our total revenues.

Two clients generated approximately 32% and 25% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of our total revenues for the nine months ended September 30, 2014 but accounted for 27% of our total revenues for the nine months ended September 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2014 and 2013, revenues from non-U.S. clients accounted for 46% and 36%, respectively, of our total revenues.

As of September 30, 2014, approximately 55% of the Company's accounts receivable was from foreign (principally European) clients and 44% of accounts receivable was due from three clients. As of December 31, 2013, approximately 38% of the Company's accounts receivable was from foreign (principally European) clients and 65% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

11.	Net Loss Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(219)	$(11,692)	$(693)	$(11,496)

Weighted average common shares outstanding	25,294	25,053	25,197	24,977
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,294	25,053	25,197	24,977

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income per share is used.

Options to purchase 1.4 million shares and 1.8 million shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2014 and 2013 does not include 2.2 million and 1.6 million potential common shares, respectively, derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

Options to purchase 1.4 million shares and 1.7 million shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the nine months ended September 30, 2014 and 2013 does not include 2.2 million and 1.6 million potential common shares, respectively, derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

12.	Derivatives

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2014 and December 31, 2013 was $15.4 million and $15.2 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance Sheet Location	Fair Value
		2014	2013
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$226	$577

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net gain (loss) recognized in OCI(1)	$(327)	$(775)	$202	$(2,458)
Net gain (loss) reclassified from accumulated OCI into income(2)	$232	$(876)	$(149)	$(607)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating cost

(3)There were no effective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2014 and December 31, 2013, because of the relative short maturity of these instruments.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

•	Level 2: Observable inputs other than those included in Level 1.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table sets forth the assets and liabilities as of September 30, 2014 and December 31, 2013 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$226	$-

Contingent Considerations	$-	$-	$585

December 31, 2013	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$577	$-

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2014 and December 31, 2013 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of September 30, 2014 was $0.6 million and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

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

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients, projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions segment (“IADS”) is a venture with minimal revenues that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from MediaMiser and any other acquisitions, joint venture and strategic investments; potential undiscovered liabilities of MediaMiser and other companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata (NASDAQ: INOD) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. We take a “technology-first” approach, applying advanced technologies in innovative ways. Founded in 1988, we comprise a team of 5,000 diverse people in 8 countries who are dedicated to delivering services and solutions that help the world make better decisions.

We operate in three reporting segments: Content Services (CS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS).

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

Our IADS segment operates through our Synodex LLC and docGenix LLC subsidiaries. As of September 30, 2014 we owned 90% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues from inception in 2011 through 2014. Our cumulative investment, net of revenues in these subsidiaries was approximately $26 million as of September 30, 2014, consisting of $19 million in operating expenses and $7 million in capital expenditures. As of September 30, 2014, the Company wrote off all of the fixed assets of IADS, and has expensed all investments in IADS since that date. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $1.1 to $1.3 million per quarter.

Our MIS segment operates through our MediaMiser subsidiary. MediaMiser is a leading provider of media monitoring and analysis software and professional services for organizations of all sizes. Through innovative web-based and mobile solutions, MediaMiser reduces the time and effort it takes to gather, analyze and distribute valuable business intelligence extracted from traditional and social media sources. For organizations that prefer to outsource, MediaMiser also provides detailed analysis reports and daily media briefings through an expert client services team. MediaMiser uses proprietary technology to monitor, aggregate, analyze and share content from more than 200,000 sources across social, traditional and digital media to provide detailed analysis reports and daily briefings to its customers, which include several Fortune 500 companies and Canadian government institutions as well as small- and medium-sized businesses.

MediaMiser empowers decision makers within an organization to make timely and informed decisions by providing accurate media intelligence through technology and workflows. Enterprises are increasingly looking for a unified tool to understand the discussions across all media channels in real-time. Through its patented and unique sentiment technology and its software-as-a-service platform MediaMiser provides accurate and actionable information to its customers. We believe that our technology will provide a base from which MediaMiser will expand into new geographical markets as well as penetrate further into its existing market. We also believe that MediaMiser will enable us to expand in areas of Big Data and user-generated content.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka, Israel, Germany and Canada.

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

MediaMiser derives its revenues from subscription arrangements. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, professional fees and consultant costs, and other administrative overhead costs.

Adjusted EBITDA Performance Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor “Adjusted EBITDA” to help us evaluate our ongoing operating performance and including our ability to operate the business effectively.

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and Subsidiaries in accordance with GAAP before income taxes, depreciation, amortization of intangible assets, impairment charges, stock-based compensation, loss attributable to non-controlling interests and interest income (expense).

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, it facilitates comparisons of the core operating performance of our company from period to period on a consistent basis and helps us to identify underlying trends in our business. We believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by the management in our financial and operational decision-making. We use this measure to establish operational goals for managing our business and evaluating our performance.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(219)	$(11,692)	$(693)	$(11,496)
Depreciation and amortization	759	1,017	2,150	2,930
Stock-based compensation	302	236	846	725
Impairment charges	-	5,524	-	5,524
Provision for income taxes	306	7,297	513	5,809
Interest income, net	(33)	(57)	(64)	(314)
Loss attributed to non-controlling interests	(207)	(1,291)	(790)	(1,869)
Adjusted EBITDA	$908	$1,034	$1,962	$1,309

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser only for the period beginning on July 29, 2014 and ending on September 30, 2014.

Three Months Ended September 30, 2014 and 2013

Revenues

Total revenues were $14.8 million for the three months ended September 30, 2014 compared to $15.7 million for the three months ended September 30, 2013, a decline of $0.9 million or approximately 6%. Revenues from the CS segment were $14.0 million and $15.6 million for the three months ended September 30, 2014 and 2013, respectively, a decline of $1.6 million or approximately 10%. This decline is primarily attributable to a decline in non e-book related services from one client. Revenues from the IADS segment were $0.1 million for both the three months ended September 30, 2014 and 2013. Revenues from the MIS segment were $0.7 million for the three months ended September 30, 2014.

Three clients generated approximately 41% of our total revenues for the three months ended September 30, 2014 and 37% of our total revenues for the three months ended September 30, 2013. One client accounted for less than 10% of our total revenues for the three months ended September 30, 2014 but accounted for 15% of total revenues for the three months ended September 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2014 and 2013, revenues from non-U.S. clients accounted for 48% and 39%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $10.7 million and $12.0 million for the three months ended September 30, 2014 and 2013, respectively, a decline of $1.3 million or 11%. Direct operating costs for the CS segment were $9.2 million and $10.6 million for the three months ended September 30, 2014 and 2013, respectively, a decline of $1.4 million or 13%. Direct operating costs for the IADS segment were $1.1 million and $1.4 million for the respective periods, net of intersegment profits, a decrease of $0.3 million. Direct operating costs for the MIS segment were $0.4 million for the three months ended September 30, 2014.

Direct operating costs as a percentage of total revenues decreased to 72% for the three months ended September 30, 2014 compared to 76% for the three months ended September 30, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 66% for the three months ended September 30, 2014 compared to 68% for the three months ended September 30, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues and a restructuring of our operations, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology.

Direct operating costs for the IADS segment represents certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our delivery center in Asia. A reduction in Synodex personnel in July 2014 led to a decline in direct operating costs for the IADS segment for the three months ended September 30, 2014 compared to September 30, 2013.

Impairment Charge in 2013

In the third quarter of 2013, we evaluated the carrying value of the fixed assets of our Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the three months ended September 30, 2013. There were no impairment charges recorded in the three months ended September 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses were $4.3 million, or 29% as a percentage of total revenues during the three months ended September 30, 2014, and $4.0 million, or approximately 25% as a percentage of total revenues for the three months ended September 30, 2013, and represents an increase of $0.3 million or approximately 7%.

Selling and administrative expenses for the CS segment were $3.4 million and $3.6 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.5 million and $0.4 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $0.4 million for the three months ended September 30, 2014.

We restructured our operations over the past few quarters which resulted in cost savings. This led to a decline in selling and administrative expenses for the CS segment in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were 24% for the three months ended September 30, 2014 and 23% for the three months ended 2013.

Income Taxes

For the three months ended September 30, 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. We have also created a valuation allowance on deferred tax assets of the MIS segment.

In the third quarter of 2013, in assessing the realization of deferred tax assets, we considered whether it was more likely than not that all or some portion of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, we created a $7.1 million valuation allowance against all U.S. deferred tax assets. We also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts. The $0.7 million additional allowance had no impact on the condensed consolidated statement of operations and comprehensive loss.

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

Net Loss

We generated a net loss of $0.2 million during the three months ended September 30, 2014 compared to net loss of $11.7 million during the three months ended September 30, 2013.

Net income for the CS segment was $1.4 million for the three months ended September 30, 2014, compared to a net loss of $4.6 million for the three months ended September 30, 2013, net of intersegment profits. The change was primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes” recorded during the three months ended September 30, 2013. Losses attributable to non-controlling interests declined by $1.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net loss for the IADS segment was $1.5 million for the three months ended September 30, 2014 compared to $7.1 million for the three months ended September 30, 2013, net of intersegment profits. The decline in net loss primarily reflects the $5.5 million impairment charge for our Synodex subsidiary referred to in “Impairment Charge” that we recorded during the three months ended September 30, 2013.

Net loss for the MIS segment was $0.1 million for the three months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2014 was $0.9 million compared to $1.0 million for the three months ended September 30, 2013, a decline of $0.1 million or 10%. Adjusted EBITDA for the CS segment was $2.4 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, a decline of $0.1 million or 4%. Adjusted EBITDA was a loss of $1.4 million for the IADS segment for both the three months ended September 30, 2014 and 2013. The MIS segment was break-even at the Adjusted EBITDA level.

Nine Months Ended September 30, 2014 and 2013

Revenues

Total revenues were $43.2 million for the nine months ended September 30, 2014 compared to $48.8 million for the nine months ended September 30, 2013, a decline of $5.6 million or approximately 12%. Revenues from the CS segment were $42.2 million and $47.9 million for the nine months ended September 30, 2014 and 2013, respectively, a decline of $5.7 million or approximately 12%. This decline is primarily attributable to a $2.0 million decline in e-book-related services from one client and a $4.0 million decline in other services from another client. Revenues from the IADS segment were $0.3 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. Revenues from the MIS segment were $0.7 million for the nine months ended September 30, 2014.

Two clients generated approximately 32% and 25% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. Two other clients accounted for less than 10% of our total revenues for the nine months ended September 30, 2014 but accounted for 27% of our total revenues for the nine months ended September 30, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2014 and 2013, revenues from non-U.S. clients accounted for 46% and 36%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $32.3 million and $38.2 million for the nine months ended September 30, 2014 and 2013, respectively, a decline of $5.9 million or approximately 15%. Direct operating costs for the CS segment were $28.6 million and $34.2 million for the nine months ended September 30, 2014 and 2013, respectively, a decline of $5.6 million or approximately 16%. Direct operating costs for the IADS segment were $3.3 million and $4.0 million for the respective periods, net of intersegment profits. Direct operating costs for the MIS segment were $0.4 million for the nine months ended September 30, 2014.

Direct operating costs as a percentage of total revenues decreased to 75% for the nine months ended September 30, 2014 compared to 78% for the nine months ended September 30, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 68% for the nine months ended September 30, 2014 compared to 71% for the nine months ended September 30, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues and a restructuring of our operations, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology.

Direct operating costs for the IADS segment represent certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our new delivery center in Asia. A reduction in Synodex personnel led to a decline in direct operating costs for the IADS segment for the nine months ended September 30, 2014 compared to September 30, 2013.

Impairment Charge in 2013

In the third quarter of 2013, we evaluated the carrying value of the fixed assets of our Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the nine months ended September 30, 2013. There were no impairment charges recorded in the nine months ended September 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses were $12.0 million, or approximately 28% as a percentage of total revenues during the nine months ended September 30, 2014, and $13.0 million, or 27% as a percentage of total revenues for the nine months ended September 30, 2013, and represents a decrease of $1.0 million or approximately 8%.

Selling and administrative expenses for the CS segment were $10.3 million and $11.3 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $1.3 million and $1.7 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $0.4 million for the nine months ended September 30, 2014.

We restructured our operations over the past few quarters which resulted in cost savings. This led to a decline in selling and administrative expenses for the CS segment in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues was 24% for both the nine months ended September 30, 2014 and 2013.

Income Taxes

For the nine months ended September 30, 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated. The provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. We have also created a valuation allowance on deferred tax assets of the MIS segment.

In the third quarter of 2013, in assessing the realization of deferred tax assets, we considered whether it was more likely than not that all or some portion of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, we created a $7.1 million valuation allowance against all the U.S. deferred tax assets. We also recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts. The $0.7 million additional allowance had no impact on the condensed consolidated statement of operations and comprehensive loss.

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

Net Loss

We generated a net loss of $0.7 million in the nine months ended September 30, 2014 compared to net loss of $11.5 million in the nine months ended September 30, 2013. Net income for the CS segment was $3.6 million for the nine months ended September 30, 2014, compared to a net loss of $1.2 million for the nine months ended September 30, 2013, net of intersegment profits. The change was primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes” recorded during the nine months ended September 30, 2013. Selling and administrative expenses for the CS segment decline by $1.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition, losses attributable to non-controlling interests declined by $1.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net loss for the IADS segment was $4.2 million for the nine months ended September 30, 2014 compared to $10.3 million for the nine months ended September 30, 2013, net of intersegment profits. The decline in net loss primarily reflects the $5.5 million impairment charge for our Synodex subsidiary referred to in “Impairment Charge” that we recorded during the nine months ended September 30, 2013.

Net loss for the MIS segment was $0.1 million for the nine months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2014 was $2.0 million compared to $1.3 million for the nine months ended September 30, 2013, an increase of $0.7 million or 54%. Adjusted EBITDA for the CS segment was $6.2 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.8 million or 15%. Adjusted EBITDA was a loss of $4.2 million and $4.1 million for the IADS segment for the nine months ended September 30, 2014 and 2013, respectively. The MIS segment was break-even at the Adjusted EBITDA level.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$26,032	$24,752
Working Capital	25,550	28,844

At September 30, 2014 we had cash and cash equivalents of $26 million, of which $21.7 million was held by our foreign subsidiaries located in Asia and $4.3 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law such amounts would be subject to United States federal income taxes. As of September 30, 2014 our intent is to permanently reinvest these funds outside the United States.

In July 2014 we acquired MediaMiser and paid $4.1 million towards the purchase price at closing. We funded this payment from our overseas cash on hand.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS, which are expected to be at the rate of $1.1 million to $1.3 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of September 30, 2014, we had working capital of approximately $25.6 million, as compared to working capital of approximately $28.9 million as of December 31, 2013.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. We have curtailed some of our ongoing investments in IADS and may curtail these investments further if internally generated funds are insufficient and outside financing is not available on terms we find attractive.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2014 was $5.8 million, resulting from a net loss of $1.5 million, adjustments for non-cash items of $3.3 million, and $4.0 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $2.2 million for depreciation and amortization and stock option expense of $0.8 million. Working capital activities primarily consisted of a source of cash of $3.7 million as a result of net collections of accounts receivable and a source of cash of $0.5 million for a decrease in other assets.

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

Our days’ sales outstanding (DSO) for the nine months ended September 30, 2014 was approximately 65 days as compared to 74 days for the year ended December 31, 2013. The decrease is on account of the collection of outstanding amounts from one of our significant clients. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2014, cash used in our investing activities was $5.0 million. These expenditures consisted of $3.2 million paid to acquire MediaMiser in July 2014 and capital expenditures of $1.8 million principally for of the purchase of technology equipment including servers, network infrastructure and workstations. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $3.0 to $4.0 million, a portion of which we may finance.

For the nine months ended September 30, 2013, cash used in our investing activities for capital expenditures was $3.5 million consisting of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $0.8 million. Also included in investing activities for the nine months ended September 30, 2013 is the sale of short-term investments primarily representing proceeds on maturity of $2.0 million in certificates of deposit.

Net Cash Provided by Financing Activities

Cash provided by financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Total payments of long-term obligations approximated $0.7 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from the exercise of stock options amounted to $0.4 million and $0.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2014 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$735	$305	$430	$-	$-
Vendor obligations	759	391	368	-	-
Non cancelable operating leases	4,163	793	1,712	378	1,280
Acquisition related liability (1)	1,812	569	1,243	-	-
Total contractual cash obligations	$7,469	$2,058	$3,753	$378	$1,280

(1) Amount represents portion of the purchase price consideration for acquisition of MediaMiser to be paid by the Company as follows: $0.5 million on July 28, 2015 in shares of Innodata Inc.’s common stock or at the Company’s option in cash and $0.7 million on July 28, 2016 in shares of Innodata Inc.’s common stock or at the Company’s option in cash. In addition, the Company the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of September 30, 2014 was $0.6 million

Future expected obligations under our pension benefit plan have not been included in the contractual cash obligations in the table above.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sale leaseback financing and capital lease transaction carries a fixed interest rate. Thus, as of September 30, 2014, we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we have entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $15.4 million as of September 30, 2014. We may continue to enter into such instruments or other instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.4 million as of September 30, 2014. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $1.7 million. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements.

As of September 30, 2014, our foreign locations held cash and short term investments totaling approximately $21.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Our evaluation excluded MediaMiser which was acquired on July 28, 2014. At September 30, 2014, MediaMiser had $7.4 million of total assets. For the quarter ended September 30, 2014, the Company's consolidated statement of operations included total revenue associated with MediaMiser of $0.7 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

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

INNODATA INC.

Date: November 7, 2014	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: November 7, 2014	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer

