Form 10-K
period 2014-12-31
INNODATA INC
filed 2015-03-13
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2014) was $71,556,952.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 10, 2015 was 25,337,267.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC

Form 10-K

For the Year Ended December 31, 2014

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 with minimal revenue to date, that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Item 1. Business.

Business Overview

Innodata (NASDAQ: INOD) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. We take a “technology-first” approach, applying advanced technologies in innovative ways. Founded in 1988, we comprise a team of 5,000 diverse people in eight countries who are dedicated to delivering services and solutions that help the world make better decisions.

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

Many of our clients are driving or are responding to rapid and fundamental changes in the way end users discover, consume and create published information. For some of our publishing and information services clients, this means transforming information products from print to digital; for others, it means migrating already-digital products from web-only distribution to multiple-channel distribution that includes mobile and tablet devices and incorporates mobility, social platform and semantic search; and for others still, it means re-tooling pure search-based information products into workflow-embedded analytical tools that combine content with software to enable context-aware decision-making; and for a select number of our information services clients, it means embracing the content-as-a-service model to integrate content with other tools, applications and data. Each of these transformations requires shifts in products, as well as the technology and the operations that support them.

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

E-Book Production and Distribution

We are one of the largest producers of e-books, serving four of the five leading digital retailers of e-books as well as 80 leading trade, education and professional publishers that sell e-books. We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since the fall of 2011, we have produced over 1,000,000 e-book titles.

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

______________________

1 Outsell Inc. (January 24, 2014). “Information Industry Market Size & Share Rankings Report: Preliminary 2013 Results.”

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

IADS operates through two subsidiaries: Synodex and docGenix. As of December 31, 2014 we owned 90% of Synodex and 94% of docGenix.

The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and deployed its APS.Extract® product for specific use with life insurance underwriting and claims.

Early in 2014, RGA Reinsurance Company, the principal operating subsidiary of Reinsurance Group of America, Incorporated (NYSE: RGA), one of the top 10 largest providers of life reinsurance in the world according to A.M. Best, announced a strategic relationship with Synodex pursuant to which it intended to use Synodex's APS.Extract® data and incorporate other Synodex data into its product offerings. Late in 2014, Synodex began producing data with its APS.Extract® 3.0 release for a large insurance carrier. Synodex is engaged in business discussions with other reinsurance companies and insurance carriers which have expressed interest in utilizing its services.

The main focus of the docGenix business is the extraction and classification of data from unstructured legal documents in order to improve an organization’s ability to analyze documentation and feed actionable data to downstream applications.

In 2012, we began providing docGenix services for a large New York-based global investments company as a charter customer. The company is party to more than 5,000 derivative contracts where the impact of market changes, counterparty and collateral changes and increasing regulatory requirements required daily verification and analysis. These activities were slow and resource-intensive because contract creation, storage and retrieval processes were all still paper or image based. Using docGenix’s system, these complex documents are transformed into machine readable, computer-addressable data that is down-streamed to risk collateral and other mission-critical systems, and users can perform multi-dimensional, complex queries instantaneously. We are planning a general commercial release of our second generation docGenix system in mid-2015.

The IADS subsidiaries have incurred losses and have reported minimal revenues from inception in 2011 through 2014. In 2014, our investment net of revenues in these subsidiaries was approximately $5.6 million (consisting of $5.4 million in operating expenses and $0.2 million in capital expenses). The Company wrote off all of the fixed assets of IADS in the third quarter of 2013 and has expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $1.1 to $1.3 million per quarter.

Media Intelligence Services (MIS) Segment

Our MIS segment operates through our MediaMiser and Bulldog Reporter subsidiaries.

MediaMiser provides media monitoring and analysis software and professional services to several Fortune 500 companies and Canadian government institutions as well as small- and medium-sized businesses. Through web-based and mobile solutions, MediaMiser enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and social media sources. For organizations that prefer to outsource, MediaMiser provides detailed analysis reports and daily media briefings through an expert client services team.

MediaMiser’s proprietary technology platform monitors, aggregates, analyzes and shares content from more than 300,000 sources across social, traditional and digital media. The platform includes a unique and patented sentiment analysis engine that identifies whether opinions expressed in a particular document or online text are positive, negative or neutral.

Increasingly, companies looking to market their products, identify market opportunities and manage their reputations are seeking technology and technology-enabled services to help them keep pace with the proliferation of traditional and social media news sources. We believe that MediaMiser’s technology platform is well suited to this need and will provide MediaMiser with a competitive advantage as it seeks to expand into new geographical markets and penetrate further into its existing market.

Bulldog Reporter supplies media intelligence news and analysis to public relations and corporate communications professionals with the mission of helping these practitioners achieve competitive performance. Bulldog Reporter publishes the industry’s well-known trade journal, Bulldog Reporter’s Daily Dog. In addition, it publishes a daily online newsletter—Inside Health Media—that focuses on media relations, and provides media list and media intelligence services through its Media Pro online directory. Bulldog Reporter presents industry awards competitions—the Bulldog Awards—which recognize excellence in multiple categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit and overall outstanding professional performance.

Our Global Operations

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our production facilities in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Both Innodata and Synodex are U.S. Safe Harbor registered entities that adhere to both the European Union and the Switzerland Safe Harbor Frameworks on the protection of personal data. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka, Israel, Canada and Germany.

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

Clients

Three clients each generated more than 10% of our revenues in the fiscal year ended 2014. Revenues from Apple Inc. (“Apple”) were approximately $6.0 million, or 10% of total revenues, revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $10.1 million or 17% of total revenues, and revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $8.1 million, or 14% of total revenues. No other client generated more than 10% of our revenues in 2014. These three clients together generated approximately 41%, 37% and 49% of our total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 47%, 35% and 24% of our total revenues for these respective fiscal years.

We have long-standing relationships with many of our clients, and we have provided services to two of the three clients mentioned in the preceding paragraph for over ten years, and to the third client for over four years. Our track record of delivering high-quality services helps us to solidify client relationships. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after our initial engagement with them.

Our contractual arrangements with Apple during calendar year 2014 consisted of a master services agreement (“MSA”) and two statements of work (“SOWs”). The MSA and SOWs automatically renew on a monthly basis unless terminated by either party for convenience on 60 days’ prior notice with respect to the MSA and one SOW, and on 30 days’ prior notice with respect to the second SOW. The MSA may be terminated by either Apple or the Company for material breach, failure to meet service levels, or insolvency related events that that are not cured during a 30-day notice period, or, if the material breach is incapable of cure, immediately on written notice. Apple may also terminate the MSA in the event of a force majeure that materially affects performance and lasts for more than 30 days. The SOWs may be terminated by either party for “cause” on 30 days’ notice (0 days’ notice if the “cause” is incurable), and without “cause” on 60 days’ notice with respect to one SOW and 30 days’ notice with respect to the second SOW. The MSA also contains confidentiality, indemnification and other standard provisions.

Our contractual arrangements with the RE Clients during 2014 consisted of multiple MSAs and separately agreed to SOWs for specific services. Three of the MSAs have indefinite terms, a fourth has a term that ended in February 2014, and the fifth has a term that ends on the later of September 2015 or the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate certain individual SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate three of the MSAs on notice periods of 180 days, and a third on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2014 consisted of multiple MSAs and separately agreed to SOWs for specific services. Two MSAs have indefinite terms, two MSAs continue in effect until the later of their expiration date and the completion of all services performed pursuant to such MSA, and one MSA has a term that ends in March 2017. WK Clients may terminate certain MSAs on notice periods ranging from 30 days to three months, and they may terminate certain individual SOWs on notice periods ranging from 10 days to six months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. The Company may terminate certain of the MSAs on notice periods ranging from 30 days to three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject to their requirements.

Competitive Strengths

Our expertise in digital content.  We are primarily focused on helping clients across multiple vertical industries to use digital data to build new kinds of products, to reduce costs and to improve decision-support.

Our focus on quality.   We have achieved a reputation with our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we have production facilities. Our quality assurance teams are compliant and certified to the ISO 9001:2008 quality management system standards.

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

Sales and Marketing

For our CS and IADS segments, we market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily out of our corporate headquarters in Hackensack, New Jersey, just outside New York City, and for our MIS segment we market and sell our services primarily from our offices in Canada and Oakland, California. During 2014, we had six executive-level business development and marketing professionals and approximately 15 sales personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

As part of our marketing strategy we partner with media organizations to build awareness, establish a reputation as an industry thought leader, and generate leads. Media partners include trade associations and publications, trade show producers and consulting organizations. These partnerships are particularly valuable in enterprise industries as we build our presence among digital content leaders and decision makers.

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

Research and Development

We did not incur any research and development costs in any of the three years ended December 31, 2014, 2013 or 2012 in our CS and IADS segments. Our MIS segment incurred research and development costs of $0.6 million from the date of acquisition (July 28, 2014) to December 31, 2014.

Competition

Our Content Services segment operates in a highly competitive, fragmented and intense market. Major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital.

We compete in this market by offering high-quality services and favorable pricing that leverage our technical skills, IT infrastructure, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically challenging, are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

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

For our MIS segment, our primary competitors are Meltwater and a number of other small and medium-sized technology companies, including PR firms that provide media monitoring and analysis services.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. We have ten production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel. In addition, we have an office in Oakland, California.

Employees

As of December 31, 2014, we employed approximately 90 persons in the United States, Canada and Europe, and over 5,000 persons in eight global delivery centers in the Philippines, India, Sri Lanka and Israel. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients generated approximately 27%, 26% and 41% of the Company’s total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Another client accounted for 14% and 15% of the Company’s total revenues for the year ended December 31, 2014 and 2013, respectively, but accounted for less than 10% for the years ended December 31, 2012. One other client accounted for less than 10% of the Company’s total revenues for the year ended December 31, 2014 and 2012 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2014, 2013 and 2012, revenues from non-U.S. clients accounted for 47%, 35% and 24%, respectively, of the Company's revenues. We may lose any of these, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. They may also request that we modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major clients varies, or if the services they require from us change, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. If certain key terms of our agreements with our major clients are modified, our revenues and results of operations may be adversely affected. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

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

Our solutions for the MIS segment are sold pursuant to subscription agreements, and if our existing subscription clients elect either not to renew these agreements, or renew these agreements for less expensive services, our revenues and results of operations will be adversely affected.

Our MIS segment derives its revenues primarily from subscription arrangements. Although subscription agreements renew automatically at the end of the subscription period, our clients have no obligation to renew these agreements. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription clients’ renewal rates may decline or fluctuate or our subscription clients may renew for less expensive services as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. If large numbers of existing subscription clients do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our revenues and results of operations will be adversely affected.

The Synodex and docGenix subsidiaries in our IADS segment are early-stage companies and have incurred losses to date.

We have invested significant amounts in the Synodex and docGenix subsidiaries of our IADS segment. Our total 2014 investment in Synodex and docGenix was $6.2 million in operating expenses. Our cumulative investment, net of revenues in these subsidiaries as of December 31, 2014 was $27.0 million, consisting of $20.0 million in operating expenses and $7.0 million in capital expenditures. During 2014, these subsidiaries generated approximately $0.6 million in revenues and incurred a net loss of $5.6 million, net of inter-segment profits. In the third quarter of 2013 we wrote off all of the fixed assets of IADS, and we have expensed all investments in IADS since that date.

We intend to continue to invest in Synodex and docGenix in the immediate future at the combined rate of $1.1-$1.3 million per quarter. However, we may curtail our continuing investments if our internal resources are insufficient and outside financing is not available on terms we find attractive.

These subsidiaries are still subject to the risks and uncertainties of early-stage companies, and there can be no assurance that these subsidiaries will be viable. We have no prior experience in selling these IADS services and we are dependent on a small group of skilled personnel. Failure to generate meaningful revenues and margins could have an adverse effect on our results of operations and financial condition.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

We may pursue acquisitions, joint ventures or engage in strategic investments or partnerships to grow and enhance our capabilities. In July 2014, we acquired MediaMiser Ltd., a Canada-based provider of automated, real-time traditional and social media monitoring services, and in December 2014, we acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc. We cannot assure that we will successfully consummate any acquisitions or joint ventures, or profit by strategic investments, or achieve desired financial and operating results. Further, such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration with our current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any such venture we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2014, 58% or $6.0 million, of our accounts receivable was due from four clients. See “Liquidity and Capital Resources.”

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $0.9 million in the fourth quarter of 2013 to a loss of approximately $11.7 million in the third quarter of 2013.

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

Our MIS segment relies on third-parties to provide certain content for our solutions, and if those third-parties discontinue providing their content, our revenue and results of operations could be adversely affected.

Our MIS segment relies on third parties to provide or make available certain data for our information databases and our news and social media monitoring service. These third parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. In the event we are unable to use such third-party content or are unable to enter into agreements with new third parties, current clients may not renew their subscription agreements with us or continue purchasing solutions from us, and it may be difficult to acquire new clients.

We compete in highly competitive markets for our CS and MIS segments; our CS segment has a low barrier to entry.

The markets for our services are highly competitive and fragmented. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do. If we fail to be competitive with these companies in the future, we may lose market share, which could adversely affect our revenues and results of operations.

There are relatively few barriers preventing companies from competing with our CS segment. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our services using their own personnel. We cannot guarantee that our clients will outsource more of their needs to us in the future, or that they will not choose to provide internally the services that they currently obtain from us. If we are not able to compete effectively, our revenues and results of operations could be adversely affected.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights include certain trademarks, trade secrets, domain name registrations, a patent and patent applications. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. In addition, various events outside of our control pose a threat to our intellectual property rights as well as to our business.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is significant. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees. Our performance largely depends on the talents and efforts of highly skilled individuals including our executives and key personnel. Competition for these personnel is intense.

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

In addition, the outsourcing industry, including our Company, experiences high employee attrition. Increased competition for these professionals, in the outsourcing industry or otherwise, could have an adverse effect on us. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity.

Disruptions in telecommunications, system failures, data corruption or virus attacks could harm our ability to execute our global resource model, which could result in client dissatisfaction and a reduction of our revenues.

We use a distributed global resource model. Our onshore workforce provides services from our North American and European offices, as well as from client sites; and our offshore workforce provides services from our nine overseas production facilities in the Philippines, India, Sri Lanka, Germany and Israel. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

Certain laws and regulations regarding data privacy and security affecting our clients impose requirements regarding the privacy and security of information maintained by these clients, as well as notification to persons whose personal information is accessed by an unauthorized third party. As a result of any continuing legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. In addition, as part of the service we perform, we have access to confidential client data, including sensitive personal data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the Data Protection Act 1988, the Health Insurance Portability and Accountability Act of 1996 as modified by the Health Information Technology for Economic and Clinical Health Act and various other laws governing the protection of individually identifiable information. We may also be bound by certain client agreements to use and disclose the confidential client information in a manner consistent with the privacy standards under regulations applicable to such client. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, Canada and Germany, while our headquarters are in the United States, and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. Other risks associated with our international business activities include:

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

Although the majority of our revenues is denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

By way of example, the value of the Euro and the Canadian dollar against the U.S. dollar declined significantly in the fourth quarter of 2014. Similarly, the Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

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

A significant portion of the services we provide to our clients are provided by our Asian subsidiaries located in different jurisdictions. Tax authorities in some of these jurisdictions have from time to time challenged the manner in which we allocate our profits among our subsidiaries, and we may not prevail in this type of challenge. If such a challenge were successful, our worldwide effective tax rate could increase, thereby decreasing our net income.

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

Our earnings may be adversely affected if we change our intent not to repatriate our foreign earnings or if such earnings become subject to U.S. tax on a current basis.

Unremitted earnings of foreign subsidiaries that aggregated $34.7 million at December 31, 2014 have been included in the consolidated financial statements without giving effect to United States income taxes because as of December 31, 2014 we have no intent to remit these earnings to the United States. If we change our intent, we would be subject to United States income taxes on these earnings to the extent not offset by foreign tax credits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters and ten overseas production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel, all of which are leased. In addition, we have an office in Oakland, California. The square footage of all our leased properties totals approximately 316,000.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 20, 2015, there were 83 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 2,998.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2014.

	Common Stock
	Sale Prices
2013	High	Low

First Quarter	$4.19	$3.24

Second Quarter	3.50	2.91

Third Quarter	3.28	2.29

Fourth Quarter	2.65	2.21

2014	High	Low

First Quarter	$3.40	$2.46

Second Quarter	3.49	2.66

Third Quarter	3.30	2.84

Fourth Quarter	3.14	2.46

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans
approved by security holders (1)	3,641,857	$3.05	1,453,148

Equity compensation plans
not approved by security holders	-	-	-

Total	3,641,857	$3.05	1,453,148

(1) 2013 Stock Plan, approved by the stockholders, see Note 10 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

There were no repurchases of equity securities during the year.

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program. We did not repurchase any shares of our common stock under the September 2011 authorization.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2014.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2014, 2013 and 2012 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$59,076	$64,249	$86,591	$73,942	$61,513

Operating costs and expenses
Direct operating expenses	43,905	49,127	57,382	50,176	47,284
Selling and administrative expenses	16,412	17,295	22,189	19,082	15,659
Impairment charge	374	5,524	505	-	-
	60,691	71,946	80,076	69,258	62,943

Income (loss) from operations	(1,615)	(7,697)	6,515	4,684	(1,430)
Interest income – net	(95)	(313)	(324)	(587)	(215)

Income (loss) before provision for (benefit from) income taxes	(1,520)	(7,384)	6,839	5,271	(1,215)
Provision for (benefit from) income taxes	406	5,451	1,150	1,361	(468)
Net income (loss)	(1,926)	(12,835)	5,689	3,910	(747)

Loss attributable to non-controlling interests	952	2,203	1,784	561	-

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(974)	$(10,632)	$7,473	$4,471	$(747)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries

Basic	$(0.04)	$(0.43)	$0.30	$0.18	$(0.03)
Diluted	$(0.04)	$(0.43)	$0.28	$0.18	$(0.03)

Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)

BALANCE SHEET DATA:

Working capital	$25,767	$28,844	$32,784	$28,148	$26,088

Total assets	$54,861	$49,997	$66,181	$59,397	$52,247

Long term obligations	$5,540	$3,747	$3,374	$2,944	$1,604

Stockholders’ equity	$39,223	$39,973	$50,509	$41,168	$39,438

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

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2014:

(Dollars in millions)

Revenues

	Years Ended December 31,
	2014	% of revenue	2013	% of revenue	2012	% of revenue

Revenues	$59.1	100.0%	$64.2	100.0%	$86.6	100.0%
Direct operating costs	43.9	74.3%	49.1	76.5%	57.4	66.3%
Selling and administrative expenses	16.4	27.7%	17.3	26.9%	22.2	25.6%
Impairment charge	0.4	0.7%	5.5	8.6%	0.5	0.6%
Income (loss) from operations	(1.6)	-2.7%	(7.7)	-12.0%	6.5	7.5%
Other income	(0.1)		(0.3)		(0.3)
Income (loss) before provision for
(benefit from) income taxes	(1.5)		(7.4)		6.8
Provision for income taxes	0.4		5.4		1.1
Net income (loss)	(1.9)		(12.8)		5.7
Loss attributable to non-controlling interest	0.9		2.2		1.8
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1.0)		$(10.6)		$7.5

In our CS segment we recognize revenues based on the quantity delivered or resources utilized, and the period in which services are performed and delivered. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

In our IADS segment we recognize revenues primarily based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts.

Our MIS segment derives its revenues primarily from subscription arrangements. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the consolidated statements of operations and comprehensive income (loss).

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, data center hosting fees, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our clients.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Adjusted EBITDA Performance Metric

In addition to measures of financial performance presented in our consolidated financial statements, we monitor “Adjusted EBITDA” to help us evaluate our ongoing operating performance, including our ability to operate the business effectively.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for, or superior to, GAAP net income.

The following table shows a reconciliation from net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	December 31
Adjusted EBITDA:	2014	2013	2012
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(974)	$(10,632)	$7,473
Depreciation and amortization	3,046	3,653	3,897
Stock-based compensation	1,156	935	977
Impairment charges	374	5,524	505
Provision for income taxes	406	5,451	1,150
Interest income, net	(95)	(313)	(324)
Non-controlling interest	(952)	(2,203)	(1,784)
Adjusted EBITDA	$2,961	$2,415	$11,894

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser only for the period beginning on July 29, 2014 and ending on December 31, 2014. We acquired Bulldog Reporter on December 23, 2014. The Results of Operations reflect the operations of Bulldog Reporter only for the period beginning on December 24, 2014 and ending on December 31, 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Total revenues were $59.1 million for the year ended December 31, 2014, an 8% decline from $64.2 million for the year ended December 31, 2013. Revenues from the CS segment were $56.8 million and $63.1 million for the years ended December 31, 2014 and 2013, respectively. Revenues from the IADS segment were $0.6 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. Revenues from the MIS segment were $1.7 million for the year ended December 31, 2014.

The $6.3 million revenue decrease in the CS segment is principally attributable to a $5.4 million decline in revenues from non e-book related services that we perform for one of our significant clients and by a $0.9 million decrease in revenues from our e-book related services.

Two clients generated approximately 27%, 26% and 41% of our total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Another client accounted for 14% and 15% of our total revenues for the year ended December 31, 2014 and 2013, respectively, but accounted for less than 10% for the years ended December 31, 2012. One other client accounted for less than 10% of our total revenues for the years ended December 31, 2014 and 2012 but accounted for 15% of our total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2014, 2013 and 2012, revenues from non-US clients accounted for 47%, 35% and 24%, respectively, of our revenues.

Direct Operating Costs

Direct operating costs were approximately $43.9 million and $49.1 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $5.2 million or approximately 11%. Direct operating costs for the CS segment were $38.4 million and $43.9 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $5.5 million or approximately 13%. Direct operating costs for the IADS segment were approximately $4.5 million and $5.2 million for the respective periods, net of intersegment profits. Direct operating costs for the MIS segment was $1.0 million for the year ended December 31, 2014.

Direct operating costs as a percentage of total revenues decreased to 74% for the year ended December 31, 2014 compared to 76% for the year ended December 31, 2013. Direct operating costs for the CS segment as a percentage of CS segment revenues were 68% for the year ended December 31, 2014 compared to 70% for the year ended December 31, 2013.

The decline in direct operating costs for the CS segment and as a percentage of CS segment revenues was principally attributable to a decrease in production headcount due to a decline in CS revenues and a restructuring of our operations, and achieving productivity gains. The productivity gains were principally the result of increased efficiency and improvements in our processes and technology. Favorable foreign exchange rates also contributed to the decline in direct operating costs in 2014 compared to 2013.

Direct operating costs for the IADS segment represent certain production costs for initial engagements, including pilot engagements, and facility overhead costs for our delivery center in Asia. A reduction in Synodex personnel led to a decline in direct operating costs for the IADS segment for the year ended December 31, 2014 compared to December 31, 2013.

Impairment Charge

During the fourth quarter of 2014 we recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets primarily on account of the consolidation of two India-based production facilities.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. As a result, in the third quarter of 2013, we evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeds its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013. We have expensed all capital expenditures incurred by IADS since the third quarter of 2013.

Selling and Administrative Expenses

Selling and administrative expenses were $16.4 million, or approximately 28% as a percentage of total revenues and $17.3 million, or 27% as a percentage of total revenues for the years ended December 31, 2014 and 2013, respectively, a decrease of $1.0 million, or approximately 6%.

Selling and administrative expenses for the CS segment were $13.8 million and $15.2 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $1.6 million and $2.1 million, net of intersegment profits. Selling and administrative expenses for the MIS segment was $1.0 for the year ended December 31, 2014.

We continued to restructure our operations in 2014 which resulted in cost savings. This led to a decline in selling and administrative expenses for the CS segment during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Selling and administrative expenses for the CS segment, as a percentage of CS segment revenues was 24% for the years ended December 31, 2014 and 2013. A significant portion of our selling and administrative expenses is fixed in nature.

The decline in selling and administrative expenses for the IADS segment is primarily on account of a reduction in Synodex personnel in 2014.

Income Taxes

For the years ended December 31, 2014 and 2013, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated. For the year ended December 31, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

The Synodex subsidiary of our IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, in the third quarter of 2103 we created a $7.1 million valuation allowance against all of the U.S. deferred tax assets then outstanding. As a result of losses incurred thereafter through December 31, 2014 and the resulting increase in our deferred tax assets, as of December 31 2014 we maintained a valuation allowance of $9.2 million against all of our U.S. deferred tax assets.

At December 31, 2014, MediaMiser has available net operating loss carryforwards in Canada which begin to expire in 2028. In addition, MediaMiser also has research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Unremitted earnings aggregated $34.7 million at December 31, 2014. While as of December 31, 2014 we have no plans to remit the funds, but if such earnings were to be remitted, we could be subject to United States income taxes that may not be fully offset by foreign tax credits. It is not practicable at this time to determine the amount of unrecognized deferred tax liability related to these earnings.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, our Indian subsidiary received a tax assessment approximating $257,000, including interest, through December 31, 2014, for the fiscal tax year ended March 31, 2003. We disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in our favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which we have filed an application to defend the case, and we intend to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessments amounted to $281,000 and $301,000, including interest through December 31, 2014, for the fiscal years ended March 31, 2005 and 2006, respectively. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and are contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $476,000 including interest through December 31, 2014. Based on recent experience and the current regulatory environment, we believe that the tax provision of $476,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation also completed an audit of our Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. We had previously recorded a tax provision amounting to $722,000 including interest for the fiscal tax year ended March 31, 2009. As the ultimate outcome was favorable, we reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2010 and 2011. We received a favorable outcome for the fiscal year ended March 31, 2010; however, the ultimate outcome for the fiscal year ended March 31, 2011 cannot be determined at this time. As we are continually subject to tax audits by the Indian Bureau of Taxation, we continuously assesses the likelihood of an unfavorable assessment for all fiscal years for we have not been audited, and as of December 31, 2014, we recorded a tax provision amounting to $146,000 including interest for such year.

From time to time we are also subject to various other tax proceedings and claims for our Philippines subsidiaries. We have recorded a tax provision amounting to $300,000 including interest through December 31, 2014, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, we continue to contest these claims vigorously.

We had unrecognized tax benefits of $1.8 million and $2.2 million at December 31, 2014 and 2013, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.6 million and $0.8 million at December 31, 2014 and 2013, respectively. The unrecognized tax benefits as of December 31, 2014 and 2013, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Loss

We generated a net loss of $1.0 million in the year December 31, 2014 compared to net loss of $10.6 million in the year ended December 31, 2013. The decline in net loss in 2014 is primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes” recorded during the year ended December 31, 2013 and all of which we allocated to the CS segment, and the $5.5 million impairment charge referred to in “Impairment Charge” that we recorded in 2013 and all of which we allocated to the IADS segment. In addition, losses attributable to non-controlling interests in IADS declined by $1.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net income for the CS segment was $4.9 million for the year ended December 31, 2014, compared to net income of $1.2 million for the year ended December 31, 2013, net of intersegment profits. Net loss for the IADS segment was $5.6 million for the year ended December 31, 2014 compared to $11.8 million for the year ended December 31, 2013, net of intersegment profits. Net loss for the MIS segment was $0.3 million for the year ended December 31, 2014.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2014 was $3.0 million compared to $2.4 million for the year ended December 31, 2013, an increase of $0.6 million or 25%. Adjusted EBITDA for the CS segment was $8.5 million and $8.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $0.5 million or approximately 6%. Adjusted EBITDA was a loss of $5.4 million and $5.6 million for the IADS segment for the years ended December 31, 2014 and 2013, respectively. Adjusted EBITDA was a loss of $0.1 million for the MIS segment for the year ended December 31, 2014.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Total revenues were $64.2 million for the year ended December 31, 2013, a 26% decrease from $86.6 million for the year ended December 31, 2012. Revenues from the CS segment were $63.1 million and $85.4 million for the years ended December 31, 2013 and 2012, respectively. Revenues from the IADS segment were $1.1 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

The $22.3 million decrease in the CS segment is principally attributable to an $18.9 million decline in revenues from e-book related services that we perform for one of our significant clients, partly offset by a $3.4 million increase in revenues from our non-e-book related services.

Two clients generated approximately 26%, 41% and 30% of our total revenues in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Another client accounted for 15% of our total revenues for the year ended December 31, 2013, but accounted for less than 10% for the years ended December 31, 2012 and 2011. One other client accounted for 11% of our total revenues for the year ended December 31, 2013 but accounted for less than 10% for the year ended December 31, 2012 and 14% for the year ended December 31, 2011. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2013, 2012 and 2011, revenues from non-US clients accounted for 35%, 24% and 30%, respectively, of our revenues.

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

Direct operating costs for the IADS segment consist primarily of certain production costs for pilot and other initial engagements, as well as facility overhead costs for our delivery center in Asia.

As of December 31, 2013, all fixed assets of IADS have been written off. As of the start of the fourth quarter of 2013, all capital expenditures incurred for IADS are expensed as direct operating costs.

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

We restructured our operations during the fourth quarter of 2012 and the first half of 2013, resulting in cost savings in the second half of 2013. This led to a decline in selling and administrative expenses for the CS segment during the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

The Synodex subsidiary of our IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, we created a valuation allowance against all the U.S. deferred tax assets starting in the third quarter of 2013. As of December 31, 2013, we maintained a valuation allowance of $8.1 million against all of our U.S. deferred tax assets.

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

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2013 was $2.4 million compared to $11.9 million for the year ended December 31, 2012, a decline of $9.5 million or 80%. Adjusted EBITDA for the CS segment was $8.0 million and $17.2 million for the years ended December 31, 2013 and 2012, respectively, a decrease of $9.2 million or 53%. Adjusted EBITDA was a loss of $5.6 million and $5.3 million for the IADS segment for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31
	2014	2013	2012
Cash and cash equivalents	$24,216	$24,752	$25,425
Short term investments	-	-	3,091
Working capital	25,767	28,844	32,784

At December 31, 2014 we had cash and cash equivalents of $24.2 million, of which $22.5 million was held by our foreign subsidiaries and the $1.7 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, would be subject to United States federal income taxes. As of December 31, 2014, our intent is to permanently reinvest these funds outside the United States.

In July 2014 we acquired MediaMiser and paid $4.1 million towards the purchase price at closing. We funded this payment from our overseas cash on hand. We acquired intellectual property and related assets of Bulldog Reporter in December 2014 for approximately $0.2 million.

In March 2014 we borrowed $0.9 million in a three year sale-leaseback transaction at an effective interest rate of 6%.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS, which are expected to be at the rate of $1.1-1.4 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of December 31, 2014, we had working capital of approximately $25.8 million, as compared to working capital of approximately $28.9 million as of December 31, 2013.

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

Net Cash Provided by Operating Activities

Cash provided by our operating activities in 2014 was $4.6 million, resulting from net loss of $1.9 million, adjustments for non-cash items of $4.9 million, and $1.6 million from working capital. Adjustments for non-cash items principally consisted of $3.0 million for depreciation and amortization, stock compensation expense of $1.2 million, pension costs of $0.7 million and an impairment charge of approximately $0.4 million. Working capital activities primarily consisted of a source of cash of $1.9 million as a result of a decrease in accounts receivable and $0.7 million used for other working capital accounts.

Cash provided by our operating activities in 2013 was $0.6 million, resulting from a net loss of $12.8 million, adjustments for non-cash items of $15.2 million, and $1.8 million used for working capital. Adjustments for non-cash items principally consisted of $3.7 million for depreciation and amortization, stock compensation expense of $1.0 million and an impairment charge of approximately $5.5 million relating to the IADS segment. Working capital activities primarily consisted of a source of cash of $2.4 million as a result of a decrease in accounts receivable, use of cash of $1.9 million from a decrease in accrued salaries, wages and related benefits, use of cash of $1.2 million from a decrease in income and other taxes and use of cash of $1 million from a decrease in accounts payable and accrued expenses.

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

At December 31, 2014, our days’ sales outstanding were 69 days as compared to 74 days as of December 31, 2013 and 76 days as of December 31, 2012. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

During 2014, 2013 and 2012, cash used in our investing activities for capital expenditures were $2.0 million, $3.8 million and $6.8 million, respectively. Capital expenditures in 2014 amounting to $2.0 million represented spending for the CS segment. Capital expenditures for IADS amounted to $0.2 million which has been expensed. We continue to expense all capital expenditures for the IADS segment.

We paid $3.2 million to acquire MediaMiser in July 2014 and approximately $0.2 million to acquire intellectual property and related assets of Bulldog Reporter in December 2014.

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

Also, included in the investing activities during the years ended December 31, 2013 and 2012 is the sale of short-term and long-term investments primarily representing proceeds on the maturity of certificates of deposit in amounts of $3.0 million and $2.7 million, respectively.

For the year 2015, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $3.0 to $4.0 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Payment of long term obligations approximated $0.8 million, $0.7 million and $0.2 million for 2014, 2013 and 2012, respectively. Proceeds from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 were $0.4, $0.1 million and $0.6 million, respectively.

Although the majority of our revenues is denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

By way of example, the value of the Euro and the Canadian dollar against the U.S. dollar declined significantly in the fourth quarter of 2014. Similarly, the Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2014, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$656	$310	$346
Vendor obligations	759	391	368
Operating leases	352	156	196	-	-
Total contractual cash obligations	$1,767	$857	$910	$-	$-

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

Foreign Currency Translation

The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2014 and 2013 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $246,000, $645,000 and $431,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The functional currency for our subsidiaries in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss). The amount of foreign currency translation adjustment as of December 31, 2014 was $447,000. There was no foreign currency translation adjustment as of December 31, 2013 and 2012 as these subsidiaries were either acquired or formed in 2014.

Revenue Recognition

For our CS segment revenues are recognized based on the quantity delivered or resources utilized and in the period in which the services are performed, delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

In our IADS segment our revenues are recognized primarily based on the quantity delivered, and in the period in which the services are performed and deliverables are made as per contracts.

Our MIS segment derives its revenues primarily from subscription arrangements. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Long-lived Assets

We assess the recoverability of long-lived assets, which consist primarily of fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) a significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  We make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

During the fourth quarter of 2014 we recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

In an impairment review conducted by us in 2013, the carrying value of the fixed assets of our Synodex subsidiary exceeded its fair value. We recorded an impairment charge of $5.5 million for the year ended December 31, 2013. For the year ended December 31, 2012 we did a similar impairment review for our docGenix subsidiary and recorded an impairment charge of $0.5 million.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in our tax provision in the period of change. As of December 31, 2014, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings.

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. Our U.S. entity has incurred losses primarily on account of Synodex’s losses. In assessing the realization of deferred tax assets in 2013, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, we created a valuation allowance against all of the U.S. deferred tax assets in the third quarter of 2013. As of December 31, 2014, we continue to maintain a valuation allowance on all U.S. deferred tax assets.

As of December 31, 2014, MediaMiser has available net operating loss carryforwards and research and development expenditures available to reduce taxable income of future years. The potential benefits from balances have not been recognized for financial statement purposes.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “Income Tax Expense” in our consolidated statement of operations and comprehensive income (loss).

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of net assets acquired. We test our goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

In the annual impairment test conducted by us as of September 30, 2014, 2013 and 2012, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors, employees and others who render services to us under the 2013 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $1.2 million, $0.9 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We have not yet determined the potential effects of the adoption of this standard on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus, as of December 31, 2014 we are not exposed to any market risk due to interest rate fluctuations.

Foreign currency risk

Although the majority of our revenues is denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2014. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $19.4 million as of December 31, 2014. The total unrealized loss on the outstanding hedges were $0.3 million as of December 31, 2014.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $1.8 million as of December 31, 2014. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $2.2 million as of December 31, 2014. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not in 2014 engaged in any hedging activities nor have we in 2014 entered into off-balance-sheet transactions or arrangements. In addition, as of December 31, 2014, our foreign locations held cash and cash equivalents totaling approximately $22.5 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

         Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Our evaluation excluded MediaMiser which was acquired on July 28, 2014. At December 31, 2014, MediaMiser had $7.6 million of total assets. For the year ended December 31, 2014, our consolidated statement of operations included total revenue associated with MediaMiser of $1.7 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited Innodata Inc. and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Innodata’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded MediaMiser Ltd. from its assessment of internal control over financing reporting as of December 31, 2014, because it was acquired by the Company in a purchase business combination in the third quarter of 2014. We also excluded MediaMiser Ltd. from our audit of internal control over financial reporting.

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

In our opinion, Innodata Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and the related financial statement schedule of Innodata Inc. and Subsidiaries and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/CohnReznick LLP

Roseland, New Jersey

March 13, 2015

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.

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

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 13, 2015
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 13, 2015
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Louise C. Forlenza	Director	March 13, 2015
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	March 13, 2015
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	March 13, 2015
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	March 13, 2015
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 13, 2015
Andargachew S. Zelleke

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Innodata Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Inc. and Subsidiaries as of December 31, 2014 and 2013, and their results of operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey

March 13, 2015

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(in thousands, except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,216	$24,752
Accounts receivable, net	10,445	11,876
Prepaid expenses and other current assets	3,020	1,907
Deferred income taxes	254	45
Total current assets	37,935	38,580
Property and equipment, net	5,915	6,083
Other assets	2,718	3,323
Deferred income taxes	1,397	1,336
Intangibles, net	5,261	-
Goodwill	1,635	675
Total assets	$54,861	$49,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271	$898
Accrued expenses	3,427	2,780
Accrued salaries, wages and related benefits	4,464	4,647
Income and other taxes	1,325	1,003
Current portion of long term obligations	1,606	351
Deferred income taxes	75	57
Total current liabilities	12,168	9,736
Deferred income taxes	879	190
Long-term obligations	5,540	3,747
Commitments and contingencies
Non-controlling interests	(2,949)	(3,649)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,881,000 shares issued and 25,337,000 outstanding at December 31, 2014 and 26,597,000 shares issued and 25,053,000 outstanding at December 31, 2013	268	266
Additional paid-in capital	22,780	22,963
Retained earnings	20,750	21,724
Accumulated other comprehensive loss	(287)	(692)
	43,511	44,261
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	39,223	39,973
Total liabilities and stockholders’ equity	$54,861	$49,997

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share amounts)

	2014	2013	2012

Revenues	$59,076	$64,249	$86,591
Operating costs and expenses:
Direct operating costs	43,905	49,127	57,382
Selling and administrative expenses	16,412	17,295	22,189
Impairment charges	374	5,524	505
	60,691	71,946	80,076

Income (loss) from operations	(1,615)	(7,697)	6,515

Interest income, net	(95)	(313)	(324)

Income (loss) before provision for income taxes	(1,520)	(7,384)	6,839

Provision for income taxes	406	5,451	1,150

Net income (loss)	(1,926)	(12,835)	5,689

Loss attributable to non-controlling interests	952	2,203	1,784

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(974)	$(10,632)	$7,473

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.04)	$(0.43)	$0.30
Diluted	$(0.04)	$(0.43)	$0.28
Weighted average shares outstanding:
Basic	25,232	24,997	24,895
Diluted	25,232	24,997	26,232

Comprehensive income (loss):
Net income (loss)	$(1,926)	$(12,835)	$5,689
Pension liability adjustment, net of taxes	613	(73)	(138)
Change in fair value of derivatives, net of taxes of $0, $(46) and $705 for the years ended December 31, 2014, 2013 and 2012, respectively	239	(656)	1,202
Foreign currency translation adjustment, net of taxes	(447)	-	-
Other Comprehensive income (loss)	405	(729)	1,064
Total Comprehensive income (loss)	(1,521)	(13,564)	6,753
Comprehensive loss attributed to non-controlling interest	952	2,203	1,784
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(569)	$(11,361)	$8,537

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2012	24,691	$262	$21,338	$24,883	$(1,027)	$(4,288)	$41,168
Net income	-	-	-	7,473	-	-	7,473
Stock-based compensation	-	-	977	-	-	-	977
Issuance of common stock upon exercise of stock options	202	2	572	-	-	-	574
Restricted shares withheld for taxes	(4)	-	-	-	-	-	-
Acquisition of non-controlling interest	-	-	(747)	-	-	-	(747)
Pension liability adjustments, net of taxes	-	-	-	-	(138)	-	(138)
Change in fair value of derivatives, net of taxes	-	-	-	-	1,202	-	1,202
December 31, 2012	24,889	264	22,140	32,356	37	(4,288)	50,509
Net loss	-	-	-	(10,632)	-	-	(10,632)
Stock-based compensation	-	-	935	-	-	-	935
Issuance of common stock upon exercise of stock options	167	2	70	-	-	-	72
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(151)	-	-	-	(151)
Pension liability adjustments, net of taxes	-	-	-	-	(73)	-	(73)
Change in fair value of derivatives, net of taxes	-	-	-	-	(656)	-	(656)
December 31, 2013	25,053	266	22,963	21,724	(692)	(4,288)	39,973
Net loss	-	-	-	(974)	-	-	(974)
Stock-based compensation	-	-	1,156	-	-	-	1,156
Issuance of common stock upon exercise of stock options	289	2	328	-	-	-	330
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(1,653)	-	-	-	(1,653)
Pension liability adjustments, net of taxes	-	-	-	-	613	-	613
Foreign currency translation adjustment, net of taxes	-	-	-	-	(447)	-	(447)
Change in fair value of derivatives, net of taxes	-	-	-	-	239	-	239
December 31, 2014	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012

Cash flow from operating activities:
Net income (loss)	$(1,926)	$(12,835)	$5,689
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Impairment charge	374	5,524	505
Depreciation and amortization	3,046	3,653	3,897
Stock-based compensation	1,156	935	977
Deferred income taxes	(383)	4,617	(762)
Pension cost	717	519	668
Changes in operating assets and liabilities:
Accounts receivable	1,874	2,441	7,389
Prepaid expenses and other current assets	(496)	393	548
Other assets	590	(507)	(722)
Accounts payable and accrued expenses	160	(999)	9
Accrued salaries, wages and related benefits	(495)	(1,937)	(12)
Restricted shares withheld for taxes	(37)	(31)	-
Income and other taxes	33	(1,152)	(421)
Net cash provided by operating activities	4,613	621	17,765

Cash flow from investing activities:
Capital expenditures	(2,033)	(3,780)	(6,845)
Acquisition of business	(3,375)	-	-
Sale of investments – other	-	3,091	2,737
Net cash used in investing activities	(5,408)	(689)	(4,108)

Cash flow from financing activities:
Proceeds from equipment financing	859	-	-
Proceeds from exercise of stock options	351	72	574
Payment of long term obligations	(788)	(677)	(195)
Net cash provided by (used in) financing activities	422	(605)	379

Effect of exchange rate changes on cash and cash equivalents	(163)	-	-

Net increase (decrease) in cash and cash equivalents	(536)	(673)	14,036

Cash and cash equivalents, beginning of year	24,752	25,425	11,389

Cash and cash equivalents, end of year	$24,216	$24,752	$25,425

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$957	$1,568	$1,794
Vendor financed software licenses acquired	$1,205	$-	$-

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2014, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

In July 2014, the Company acquired MediaMiser, a leading provider of media monitoring and analysis software and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Through web-based and mobile solutions, MediaMiser enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and social media sources. For organizations that prefer to outsource, MediaMiser provides detailed analysis reports and daily media briefings through an expert client services team. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. Bulldog Reporter has provided PR industry newsletters, a journalist database, media intelligence and professional development programs for over 30 years. The Company’s MIS segment operates through its MediaMiser and Bulldog Reporter subsidiaries.

Principles of Consolidation-The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, MediaMiser, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the assets acquired in the acquisition of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition-For CS segment revenue is recognized based on the quantity delivered or resources utilized, the period in which services are performed and delivered and when all the criteria of Staff Accounting Bulletin 104 have been met. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

For IADS segment revenue is recognized primarily earned based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts.

MIS segment derives its revenues primarily from subscription arrangements. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2014 and 2013 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $246,000, $645,000 and $431,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The financial statements of the foreign subsidiaries located in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss). The amount of foreign currency translation adjustment as of December 31, 2014 was $447,000. There was no foreign currency translation adjustment as of December 31, 2013 and 2012 as these subsidiaries were either acquired or formed in 2014.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2014, the Company recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

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

In the annual impairment test conducted by the Company as of September 30, 2014, 2013 and 2012, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Income Taxes-Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determines that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Synodex subsidiary of the IADS segment has not achieved significant revenue to date and has incurred losses since inception. The Company's U.S. entity has incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, the Company created a valuation allowance against all the U.S. deferred tax assets starting third quarter of 2013.

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

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012

Direct operating costs	$390	$280	$109
Selling and adminstrative expenses	766	655	868

Total stock-based compensation	$1,156	$935	$977

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2014 and 2013, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk-The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2014, the Company had cash and cash equivalents of $24.2 million, of which $22.5 million was held by its foreign subsidiaries with local banks located in Asia and $1.7 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

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

Deferred Revenue-Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2014 and 2013 is deferred revenue amounting to $1.3 million and $0.6 million, respectively.

Recent Accounting Pronouncements-In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial statements.

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

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31
	2014	2013
Equipment	$13,719	$17,327
Software	4,863	4,045
Furniture and equipment	2,348	2,600
Leasehold improvements	4,919	5,810
Total	25,849	29,782
Less: accumulated depreciation and amortization	(19,934)	(23,699)
	$5,915	$6,083

Depreciation and amortization expense of property and equipment was approximately $2.5 million, $3.0 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the fourth quarter of 2014 the Company recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

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

3.	Acquisitions

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

The Company believes its global infrastructure will provide a base from which MediaMiser will expand into newer geographical markets as well as penetrate further into its existing market. The Company also believes that MediaMiser will enable the Company to expand in areas of Big Data and user generated content.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for the acquisition, on a constant currency basis, aggregated $5.4 million of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.6 million is payable by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock, or at the Company’s option in cash; and $0.7 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration if earned is payable in May 2017 in cash, or at the Company’s option in up to 70% in Innodata Inc.’s common stock with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The following table summarizes (in thousands) the fair value of the consideration transferred or to be transferred, to acquire MediaMiser.

Amount
Cash (net of working capital adjustment of $862)	$3,225
Shares of common stock payable by July 28, 2015	587
Shares of common stock payable by July 28, 2016	697
Contingent consideration	585
$5,094

As this acquisition was effective on July 28, 2014, the results of operations of MediaMiser are included in the consolidated financial statements for the period beginning July 29, 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

The Company has finalized third party valuations of certain non-monetary assets, intangible assets and contingent consideration. The following table summarizes (in thousands) the purchase price allocation for the acquisition:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase price allocation for the acquisition
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

The estimated fair value of the developed technology and trademarks and tradenames intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the assets from another owner. The estimated fair value of the customer relationships was determined using the “excess earnings method” under the income approach, which represents the total income to be generated by the asset. Some of the more significant assumptions inherent in the development of these asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the customer relationships, developed technology and trademarks and tradenames, at the acquisition date, was 19%. The remaining useful lives of the developed technology and trademarks and tradenames were based on historical product development cycles, the projected rate of technology migration and a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets. The remaining useful lives of customer relationships were based on the customer attrition and the projected economic benefit of these clients.

The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of December 31, 2014 was $0.6 million and the Company has recorded this amount in accrued expenses on the consolidated financial statements. Any subsequent changes in the fair value of the contingent consideration obligations will be recorded in the consolidated statements of operations and comprehensive income (loss).

The amounts assigned to developed technology, customer relationships, trademarks and trade names are amortized over the estimated useful life of 10 years, 12 years and 10 years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 11 years.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company funded the cash portion of the purchase price from its available overseas cash on hand. Transaction expenses amounted to $0.1 million and have been expensed.

On December 23, 2014 the Company acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc. Bulldog Reporter has provided PR industry newsletters, a journalist database, media intelligence and professional development programs for over 30 years. Both MediaMiser and Bulldog Reporter clients will benefit from the combined product offerings. The Company expects that Bulldog Reporter business will accelerate the product development cycle for certain products and further penetration into the U.S. market for the MIS service offering.

The assets acquired included the Daily Dog, the Bulldog Awards, Inside Health Media, Media Pro, and certain leading industry books and publications.

The transaction has been accounted for using the acquisition method of accounting. The estimated fair value of trademarks and tradenames amounted to $320,000 and deferred revenues of $160,000. The amount assigned to trademarks and tradenames is amortized over the estimated useful life of 5 years.

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of MediaMiser as if it had occurred at the beginning of fiscal year 2012, and after including the impact of adjustments such as amortization of intangible assets, stock-based compensation expense and interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2012 (amount in thousands, except per share amounts):

	December 31
	2014	2013	2012
Revenues:
As reported	$59,076	$64,249	$86,591
Proforma	$61,524	$67,872	$89,536

Net income (loss) attributable to Innodata Inc. and Subsidiaries:
As reported	$(974)	$(10,632)	$7,473
Proforma	$(1,106)	$(10,491)	$7,716

Basic net income (loss) per share:
As reported	$(0.04)	$(0.43)	$0.30
Proforma	$(0.04)	$(0.42)	$0.31

Diluted net income (loss) per share:
As reported	$(0.04)	$(0.43)	$0.28
Proforma	$(0.04)	$(0.42)	$0.29

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2014 were as follows (in thousands):

Goodwill
Balance as of January 1, 2014	$675
Goodwill recorded in connection with an acquisition	1,034
Foreign currency translation adjustment	(74)
Balance as of December 31, 2014	$1,635

The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	December 31, 2014
	Cost	Accumulated Amortization	Net

Developed technology	$2,369	$(98)	$2,271
Customer relationships	2,439	(84)	2,355
Trademarks and tradenames	596	(11)	585
Patents	50	-	50
Total	$5,454	$(193)	$5,261

Amortization expense relating to acquisition-related intangible assets for the year ended December 31, 2014 was $0.2 million. There was no amortization expense during the prior year as the acquisition of MediaMiser was consummated on July 28, 2014 and Bulldog Reporter assets were acquired on December 23, 2014.

Estimated annual amortization expense for intangible assets subsequent to December 31, 2014 is as follows (in thousands):

Year	Amortization
2015	$532
2016	532
2017	532
2018	532
2019	532
Thereafter	2,601
$5,261

5.	Income taxes

The significant components of the provision for (benefit from) income taxes for each of the three years in the period ended December 31, 2014 are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Current income tax expense:
Foreign	$778	$946	$1,912
Federal	-	(24)	-
State and local	22	13	11
	800	935	1,923
Deferred income tax expense (benefit):
Foreign	(413)	(493)	(69)
Federal	19	4,530	(738)
State and local	-	479	34
	(394)	4,516	(773)
Provision for income taxes	$406	$5,451	$1,150

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years in the period ended December 31, 2014 is summarized as follows:

	2014	2013	2012

Federal statutory rate	(34.0)%	(34.0)%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	(2.1)	(2.1)	3.0
Taxes on foreign income at rates that differ from U.S.
statutory rate	(11.7)	(0.6)	(21.8)
Change in valuation allowance on deferred tax assets	94.1	106.3	-
Increase (decrease) in unrecognized tax benefits	(21.7)	1.6	1.4
Other	2.1	2.6	0.2
Effective tax rate	26.7%	73.8%	16.8%

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2014, due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
Deferred income tax assets:
Allowances not currently deductible	$341	$388
Depreciation and amortization	2,066	2,018
Equity compensation not currently deductible	1,228	1,080
Net operating loss carryforwards	6,164	4,479
Expenses not deductible until paid	915	974
Tax credit carryforwards	176	176
Derivatives	125	213
Other	263	113
Total gross deferred income tax assets before valuation allowance	11,278	9,441
Valuation allowance	(9,627)	(8,060)
Net deferred income tax assets	1,651	1,381

Deferred income tax liabilities:
Acquisition of MediaMiser	(670)	-
Other	(284)	(247)
Totals	(954)	(247)

Net deferred tax assets	$697	$1,134

Net deferred income tax asset-current	254	45
Net deferred income tax asset-long term	1,397	1,336
Net deferred income tax liability-current	(75)	(57)
Net deferred income tax liability-long term	(879)	(190)

Net deferred income tax assets	$697	$1,134

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

The Synodex subsidiary of the Company’s IADS segment has not achieved significant revenue to date and has incurred losses since inception. The Company’s U.S. entity has incurred losses primarily on account of Synodex’s losses. In assessing the realization of deferred tax assets in 2013, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, the Company created a $7.1 million valuation allowance against all U.S. deferred tax assets. In addition, in the third quarter of 2013, the Company recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts in the third quarter of 2013. As of December 31, 2014, the Company continues to maintain a valuation allowance on all U.S. deferred tax assets.

The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $34.7 million at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal or state income taxes has been made. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings, net of foreign tax credits. Determination at this point in time of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States and foreign components of income (loss) before provision for income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2014	2013	2012

United States	$(4,259)	$(8,482)	$(1,920)
Foreign	2,739	1,098	8,759
Total	$(1,520)	$(7,384)	$6,839

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $0.2 million, $0.1 million and $1.1 million for each of the three years in the period ended December 31, 2014, respectively.

MediaMiser claims deductions of eligible research and development expenses within the Scientific Research and Experimental Development (SR&ED) Program, a federal tax incentive program, administered by the Canada Revenue Agency. Amounts recorded for the federal and provincial research and development tax credits aggregated $0.2 million from the date of acquisition to December 31, 2014. Such amounts have been recorded as a reduction in the selling and administrative expenses.

At December 31, 2014, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $20.8 million and $22.2 million, respectively. These net operating loss carryforwards expire at various times through the year 2033. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2014 and 2013. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2014 were approximately $4.7 million.

At December 31, 2014, MediaMiser has available net operating loss carryforwards of approximately $1.2 million in Canada which begin to expire in 2028. In addition, MediaMiser also has research and development expenditures of approximately $0.9 million available to reduce taxable income in future years which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had unrecognized tax benefits of $1.8 million and $2.2 million at December 31, 2014 and 2013, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.6 million and $0.8 million at December 31, 2014 and 2013, respectively. The unrecognized tax benefits as of December 31, 2014 and 2013, if recognized, would have an impact on the Company’s effective tax rate.

The Company had established a valuation allowance of approximately $9.6 million and $8.1 million at December 31, 2014 and 2013, respectively. The entire valuation allowance as of December 31, 2013 relates to U.S. deferred tax assets. The net change in the total valuation for each of the years ended December 31, 2014 and 2013 was an increase of $1.5 million and $8.1 million, respectively. There was no valuation allowance as of December 31, 2012.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	2014	2013

Balance at beginning of year	$2,245	$2,442
Increase for tax position in prior years	206	-
Decrease for tax position in prior years	(722)	-
Interest accrual	53	57
Foreign currency revaluation	(22)	(254)
Balance at end of year	$1,760	$2,245

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2013.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $257,000, including interest, through December 31, 2014, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $281,000 and $301,000, including interest through December 31, 2014, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $476,000 including interest through December 31, 2014. Based on recent experience and the current regulatory environment, management believes that the tax provision of $476,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Company had previously recorded a tax provision amounting to $722,000 including interest for the fiscal tax year ended March 31, 2009. As the ultimate outcome was favorable, the Company reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2010 and 2011. The Company received a favorable outcome for the fiscal year ended March 31, 2010; however, the ultimate outcome for the fiscal year ended March 31, 2011 cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited, and as of December 31, 2014, the Company recorded a tax provision amounting to $146,000 including interest for such year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $300,000 including interest through December 31, 2014, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Long-term obligations

Total long-term obligations as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Vendor obligations
Capital lease obligations (1)	656	17
Deferred lease payments (2)	792	764
Microsoft license (3)	759	-

Acquisition related liability (4)	1,735	-

Pension obligations
Accrued pension liability	3,204	3,317
	7,146	4,098
Less: Current portion of long-term obligations	1,606	351
Total	5,540	3,747

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of December 31, 2014, the Company had made $0.3 million in lease payments under the sale leaseback agreement.

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
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser to be paid by the Company as follows (after giving effect of foreign currency movements): $0.5 million on July 28, 2015 in shares of the Innodata Inc.’s common stock or at the Company’s option in cash and $0.6 million on July 28, 2016 in shares of the Innodata Inc.’s common stock or at the Company’s option in cash. In addition, the Company agreed to pay up to a maximum of $4.3 million of contingent consideration based on MediaMiser achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of December 31, 2014 was $0.6 million.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and contingencies

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases with a minimal notice period, generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $3.0 million, $3.3 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable leases, by year and in the aggregate as of December 31, 2014 (in thousands) are as follows:

Years Ending December 31,
2015	$156
2016	164
2017	32
2018	-
2019	-
Thereafter	-
Total minimum lease payments	$352

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

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippines action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above legal proceedings could change in the future.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $100,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

Foreign Currency- To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to foreign exchange fluctuation on the non U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2014, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2014, the net book value of the property and equipment was $0.6 million.

8.	Pension benefits

U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2014.  For the years ended December 31, 2013 and 2012, the Company did not make any matching contributions.

Non-U.S. Pension benefits-The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2014, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.7 million, $0.5 million and $0.7 million for each of the three years in the period ended December 31, 2014.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2014	2013	2012

Amortization of transition obligation	$39	$112	$90
Actuarial gain (loss)	574	(185)	(228)
Totals	$613	$(73)	$(138)

Amounts in accumulated other comprehensive income (loss) not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$756	$178
Transition obligation	(253)	(294)
Totals	$503	$(116)

Amounts in accumulated other comprehensive loss expected to
be amortized in 2015 net periodic pension cost, net of taxes:

Actuarial gain	$(130)
Transition obligation	43
Totals	$(87)

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements as of and for each of the three years in the period ended December 31, 2014:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations:

Change in the Benefit Obligation:

	2014	2013	2012
Projected benefit obligation at beginning of the year	$3,652	$3,552	$2,695
Service cost	491	517	420
Interest cost	222	238	218
Actuarial loss (gain)	(855)	115	186
Curtailments	-	(328)	-
Foreign currency exchange rate changes	132	(359)	101
Benefits paid	(111)	(83)	(68)
Projected benefit obligation at end of year	$3,531	$3,652	$3,552

Components of Net Periodic Pension Cost:

	2014	2013	2012

Service cost	$491	$517	$420
Interest cost	222	238	218
Curtailments	-	(328)	-
Actuarial loss recognized	4	92	30
Net periodic pension cost	$717	$519	$668

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.8 million as of both December 31, 2014 and 2013.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years in the period ended December 31, 2014 are as follows:

	2014	2013	2012
Discount rate	4.7% -9.5%	4.8%-12%	5.8%-14%
Rate of increase in compensation levels	6%-9%	7%-9%	7%-9%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2015	$373
2016	154
2017	127
2018	173
2019	48
2020 to 2024	889
$1,764

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital Stock

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

Common Stock Reserved-As of December 31, 2014, the Company had reserved for issuance approximately 5,095,000 shares of common stock pursuant to the Company’s stock option plans.

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

10.	Stock Options

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted average fair value of options granted	$1.35	$1.89	$2.32

Risk-free interest rate	1.68%	0.76%	0.65%-0.74%
Expected life (years)	5	5 - 7	5
Expected volatility factor	55%	67%	69%
Expected dividends	None	None	None

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Plans as of December 31, 2014, and changes during the year then ended, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,048,069	$2.99
Granted	1,292,000	2.79
Exercised	(434,200)	1.73
Forfeited/Expired	(264,012)	3.24
Outstanding at December 31, 2014	3,641,857	$3.05	4.92	$534,777

Exercisable at December 31, 2014	1,344,982	$3.04	3.63	$300,687

Vested and Expected to Vest at December 31, 2014	3,641,857	$3.05	4.92	$534,777

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2014 totaled approximately $2 million. The weighted-average period over which these costs will be recognized is twenty-two months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised during the year amounted to approximately $0.6 million, $ 0.5 million and $ 0.5 million for the years ended December 31, 2014, 2013 and 2012.

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

In July 2013, the CEO exercised 126,000 stock options at a total exercise price of $0.1 million. The CEO paid the exercise price by surrendering to the Company 19,688 of the shares of common stock he would have otherwise received on the option exercise. In addition, the CEO surrendered 49,382 shares to the Company in consideration of the payment by the Company on his behalf of $158,023 of the Company’s minimum withholding tax requirement payable in respect of the option exercise. Because the payment value attributable to the surrendered shares upon settlement does not exceed the fair value of the option, no compensation cost was recognized at the date of settlement. In connection with this transaction, the Company issued a net total of 56,930 shares of common stock to the CEO.

A summary of restricted shares under the Company’s stock option plans as of December 31, 2014, and changes during the period then ended, are presented below:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	25,000	$3.31
Granted	-	-
Vested	(17,500)	3.62
Forfeited/Expired
Unvested at December 31, 2014	7,500	$2.59

11.	Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2014 and 2013, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	574	140	(447)	267
Total other comprehensive income (loss) before reclassifications, net of taxes	458	(436)	(447)	(425)
Net amount reclassified to earnings	39	99	-	138
Balance at December 31, 2014	$497	$(337)	$(447)	$(287)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(43)	$80	$-	$37
Other comprehensive income (loss) before reclassifications, net of taxes	(185)	789	-	604
Total other comprehensive income (loss) before reclassifications, net of taxes	(228)	869	-	641
Net amount reclassified to earnings	112	(1,445)	-	(1,333)
Balance at December 31, 2013	$(116)	$(576)	$-	$(692)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the consolidated statement of operations and comprehensive income (loss).

12.	Segment reporting and concentrations

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The IADS segment performs advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to certain financial services institutions.

In July 2014, the Company acquired MediaMiser, an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. MIS segment operates through MediaMiser and Bulldog Reporter subsidiaries.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Content Services	$56,794	$63,102	$85,386
IADS	614	1,147	1,205
MIS	1,668	-	-
Total Consolidated	$59,076	$64,249	$86,591

Income (loss) before provision for income taxes(1):
Content Services	$6,356	$6,212	$14,775
IADS	(7,572)	(13,596)	(7,936)
MIS	(304)	-	-
Total Consolidated	$(1,520)	$(7,384)	$6,839

Income (loss) before provision for income taxes(2):
Content Services	$4,363	$4,392	$13,137
IADS	(5,582)	(11,776)	(6,298)
MIS	(301)	-	-
Total Consolidated	$(1,520)	$(7,384)	$6,839

	December 31, 2014	December 31, 2013
Total assets:
Content Services	$46,681	$48,981
IADS	540	1,016
MIS	7,640	-
Total Consolidated	$54,861	$49,997

	December 31, 2014	December 31, 2013
Goodwill:
Content Services	$675	$675
MIS	960	-
Total Consolidated	$1,635	$675

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets as of December 31, 2014 and 2013 by geographic region are comprised of:

	2014	2013

	(in thousands)

United States	$1,600	$1,151

Foreign countries:
Canada	6,061	-
India	2,136	2,660
Philippines	2,081	1,917
Sri Lanka	890	989
Israel	29	41
Germany	14	-
Total foreign	11,211	5,607
Total	$12,811	$6,758

Two clients generated approximately 27%, 26% and 41% of the Company’s total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Another client accounted for 14% and 15% of the Company’s total revenues for the year ended December 31, 2014 and 2013, respectively, but accounted for less than 10% for the years ended December 31, 2012. One other client accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2014 and 2012 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2014, 2013 and 2012, revenues from non-US clients accounted for 47%, 35% and 24%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, 2014 by geographic region (determined based upon client’s domicile), are as follows:

	2014	2013	2012

	(in thousands)

United States	$31,489	$41,616	$65,533
The Netherlands	9,870	9,163	7,658
United Kingdom	9,113	8,128	8,529
Canada	3,126	1,726	441
Others - principally Europe	5,478	3,616	4,430
Total	$59,076	$64,249	$86,591

As of December 31, 2014, approximately 49% of the Company's accounts receivable was from foreign (principally European) clients and 58% of accounts receivable was due from four clients. As of December 31, 2013, approximately 38% of the Company's accounts receivable was from foreign (principally European) clients and 65% of accounts receivable was due from four clients. No other client accounts for 10% or more of the receivables as of December 31, 2014 and 2013.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income (Loss) per Share

	For the Years Ended December 31,
	2014	2013	2012

	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(974)	$(10,632)	$7,473

Weighted average common shares outstanding	25,232	24,997	24,895
Dilutive effect of outstanding options	-	-	1,337
Adjusted for dilutive computation	25,232	24,997	26,232

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

Options to purchase 1.4 million, 1.5 million and 0.1 million shares of common stock in 2014, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2014 and 2013 does not include 2.2 million and 1.5 million potential common shares, respectively, derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

2014
Revenues	$14,066	$14,314	$14,804	$15,892
Gross profit	$3,775	$2,995	$4,131	$4,270
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$189	$(663)	$(219)	$(281)
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.01)

2013
Revenues	$16,903	$16,160	$15,746	$15,440
Gross profit	$4,112	$2,741	$3,773	$4,496
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$316	$(121)	$(11,692)	$865
Basic and diluted net income (loss) per share	$0.01	$-	$(0.47)	$0.03

15.	Derivatives

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

In addition, although the majority of the Company’s revenues is denominated in U.S. dollars, a significant portion of the total revenues is denominated in Canadian dollars and Euros.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2014 and 2013 was $19.4 million and $15.2 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Location	Fair Value
		2014	2013
Derivative designated as hedging instruments

Foreign currency forwards contracts	Accrued expenses	$337	$577

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012

Net gain (loss) recognized in OCI(1)	$141	$743	$966
Net gain (loss) reclassified from accumulated OCI into income(2)	$(99)	$(1,445)	$(941)
Net gain recognized in income(3)	$-	$-	$-

(1) Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2) Effective portion classified within direct operating cost

(3) There were no ineffective portions for the period presented.

16.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2014 and 2013, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of December 31, 2014 and 2013 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$337	$-

Contingent Considerations	$-	$-	$553

December 31, 2013	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$577	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2014 and 2013 are included in accrued expenses in the accompanying consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of December 31, 2014 was $0.6 million and the Company has recorded this amount in long term obligations in the consolidated financial statements.

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

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

2	Completion of acquisition of MediaMiser Ltd.	Filed as Exhibit 2.1 to our Form 8-K dated July 28, 2014

3.1 (a)	Restated Certificate of Incorporation filed on	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended
	April 29, 1993	December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation filed on	December 31, 2003
March 1, 2001

3.1 (c)	Certificate of Amendment of Certificate of	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended
	Incorporation of Innodata Corporation	December 31, 2003
Filed on November 14, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated
	Series C Participating Preferred Stock	December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of	Exhibit 4.1 to Form 8-K dated December 16, 2002
December 16, 2002 between Innodata Corporation
and American Stock Transfer and Trust Co., as
Rights Agent

4.4	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002 between us and our directors and one of our
Officers

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of	Filed as Exhibit 10.10 to our Form 10-K for the year ended
	January 1, 2004 with George Kondrach	December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by	Filed as Exhibit 10.2 to Form S-3 Registration statement
	and between us and The Bank of New York	No. 333-121844

10.12	Employment Agreement dated as of December 22,2005	Exhibit 10.1 to Form 8-K dated December 28, 2005
22, 2005, by and between us and Steven L. Ford

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005Employment Agreement dated as of December 22,2005	Exhibit 10.2 to Form 8-K dated December 28, 2005
Dated December 22, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for	Exhibit 10.5 to Form 8-K dated December 15, 2005
Directors

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for	Exhibit 10.8 to Form 8-K dated December 15, 2005
each of Haig Bagerdjian, Louise Forlenza,
John Marozsan and Todd Solomon

10.19	Form of new vesting and lock-up agreement	Exhibit 10.9 to Form 8-K dated December 15, 2005
for Jack Abuhoff

10.20	Form of new vesting and lock-up agreement	Exhibit 10.10 to Form 8-K dated December 15, 2005
for George Kondrach

10.21	Form of new vesting and lock-up agreement	Exhibit 10.11 to Form 8-K dated December 15, 2005
for Stephen Agress

10.22	Form of 2001 Stock Option Plan Grant Letter,	Exhibit 10.2 to Form 8-K dated January 5, 2006
dated December 31, 2005, for Messrs. Abuhoff,
Agress and Kondrach

10.23	Form of 2001 Stock Option Plan Grant Letter,	Exhibit 10.3 to Form 8-K dated January 5, 2006
dated December 31, 2005, for Messrs. Bagerdjian
and Marozsan and Ms. Forlenza

10.24	Transition Agreement Dated as of September 29, 2006	Exhibit 10.1 to Form 8-K dated October 3, 2006
2006 with Stephen Agress

10.25	Form of Stock Option Modification Agreement with	Exhibit 10.2 to Form 8-K dated October 3, 2006
With Stephen Agress

10.26	Employment Agreement dated as of February 1,	Exhibit 10.2 to Form 8-K dated April 27, 2006
2006 with Jack Abuhoff

10.27	Employment Agreement dated as of	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007
January 1, 2007 with Ashok Mishra

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November	Exhibit 10.1 to Form 8-K dated October 11, 2009
9, 2009 with O’Neil Nalavadi

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011

10.39	Amendment dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011

10.40	Amendment dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013

10.45	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer Agent and Trust Co., as Rights Agent	Annexure A to Definitive Proxy dated April 8, 2013

10.46	Innodata Inc. 2013 Stock Plan	Annexure B to Definitive Proxy dated April 8, 2013

10.47	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014

10.48	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.49	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014

10.50	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014

10.51	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014

10.52	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 3, 2014)	Annexure A to Definitive Proxy dated April 23, 2014

16	Letter of Grant Thornton regarding change in	Exhibit 4.01 to Form 8-K dated September 12, 2008
certifying accountant

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer	Filed herewith
pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section	Filed herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section	Filed herewith
1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation
	S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

INNODATA INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

2014
Allowance for doubtful accounts	$608	$118	$-	$-	$726
Valuation allowance	8,060	1,125	-	-	9,185
Total	$8,668	$1,243	$-	$-	$9,911

2013
Allowance for doubtful accounts	$608	$-	$-	$-	$608
Valuation allowance	-	7,100	960	-	8,060
Total	$608	$7,100	$960	$-	$8,668

2012
Allowance for doubtful accounts	$608	$-	$-	$-	$608