Form 10-Q
period 2015-03-31
INNODATA INC
filed 2015-05-08
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ------------------------- to -------------------------

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2015 was 25,337,267.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2015

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,421	$24,216
Accounts receivable, net	8,341	10,445
Prepaid expenses and other current assets	2,660	3,020
Deferred income taxes	220	254
Total current assets	36,642	37,935
Property and equipment, net	5,585	5,915
Other assets	2,693	2,718
Deferred income taxes	1,419	1,397
Intangibles, net	4,715	5,261
Goodwill	1,552	1,635
Total assets	$52,606	$54,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,756	$1,271
Accrued expenses	3,242	3,427
Accrued salaries, wages and related benefits	4,242	4,464
Income and other taxes	1,317	1,325
Current portion of long term obligations	1,355	1,606
Deferred income taxes	1	75
Total current liabilities	11,913	12,168

Deferred income taxes	807	879
Long term obligations	5,336	5,540
Commitments and contingencies
Non-controlling interests	(3,095)	(2,949)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,881,000 shares issued and 25,337,000 outstanding at March 31, 2015 and December 31, 2014	268	268
Additional paid-in capital	23,065	22,780
Retained earnings	18,910	20,750
Accumulated other comprehensive loss	(310)	(287)
	41,933	43,511
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	37,645	39,223
Total liabilities and stockholders’ equity	$52,606	$54,861

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$13,802	$14,066
Operating costs and expenses:
Direct operating costs	11,125	10,291
Selling and administrative expenses	4,135	3,789
Interest income, net	(26)	(9)
Totals	15,234	14,071
Loss before income taxes	(1,432)	(5)
Provision for income taxes	554	101
Net loss	(1,986)	(106)
Loss attributable to non-controlling interests	146	295
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,840)	$189
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.07)	$0.01
Weighted average shares outstanding:
Basic	25,337	25,038
Diluted	25,337	25,338

Comprehensive income (loss):
Net loss	$(1,986)	$(106)
Pension liability adjustment, net of taxes	10	(5)
Change in fair value of derivatives, net of taxes of $0 and $0 for the three months ended March 31, 2015 and 2014, respectively	506	655
Foreign currency translation adjustment, net of taxes	(539)	-
Other Comprehensive income (loss)	(23)	650
Total Comprehensive income (loss)	(2,009)	544
Comprehensive loss attributed to non-controlling interest	146	295
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,863)	$839

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flow from operating activities:
Net loss	$(1,986)	(106)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	727	712
Stock-based compensation	285	198
Deferred income taxes	(135)	(53)
Pension cost	188	168
Changes in operating assets and liabilities:
Accounts receivable	2,260	3,375
Prepaid expenses and other current assets	521	222
Other assets	(67)	(67)
Accounts payable and accrued expenses	487	243
Accrued salaries, wages and related benefits	(220)	(176)
Restricted shares withheld for taxes	-	(37)
Income and other taxes	(4)	(147)
Net cash provided by operating activities	2,056	4,332

Cash flow from investing activities:
Capital expenditures	(186)	(767)
Net cash used in investing activities	(186)	(767)

Cash flow from financing activities:
Proceeds from equipment financing	-	859
Payment of long term obligations	(482)	(20)
Net cash provided by (used in) financing activities	(482)	839

Effect of exchange rate changes on cash and cash equivalents	(183)	-

Net increase in cash and cash equivalents	1,205	4,404

Cash and cash equivalents, beginning of period	24,216	24,752

Cash and cash equivalents, end of period	$25,421	$29,156

Supplemental disclosures of noncash investing and financing
activities:
Cash paid for income taxes	$124	$233
Vendor financed software licenses acquired	$-	$1,205

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(In thousands)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(1,840)	-	-	(1,840)
Stock-based compensation	-	-	285	-	-	-	285
Pension liability adjustments, net of taxes	-	-	-	-	10	-	10
Foreign currency translation adjustment, net of taxes	-	-	-	-	(539)	-	(539)
Change in fair value of derivatives, net of taxes	-	-	-	-	506	-	506
March 31, 2015	25,337	$268	$23,065	$18,910	$(310)	$(4,288)	$37,645

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net income	-	-	-	189	-	-	189
Stock-based compensation	-	-	198	-	-	-	198
Issuance of common stock upon exercise of stock options	9	-	(23)	-	-	-	(23)
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(93)	-	-	-	(93)
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	(5)
Change in fair value of derivatives, net of taxes	-	-	-	-	655	-	655
March 31, 2014	25,057	$266	$23,031	$21,913	$(42)	$(4,288)	$40,880

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2015, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

In July 2014, the Company acquired MediaMiser, a leading provider of media monitoring and analysis software and professional services for organizations of all sizes. Through its innovative web-based and mobile solutions, MediaMiser reduces the time and effort it takes to gather, analyze and distribute valuable business intelligence extracted from traditional and social media sources. For organizations that prefer to outsource, MediaMiser also provides detailed analysis reports and daily media briefings through an expert client services team. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. Bulldog Reporter has provided PR industry newsletters, a journalist database, media intelligence and professional development programs for over 30 years. The Company’s MIS segment operates through its MediaMiser and Bulldog Reporter subsidiaries.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2015, the results of its operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2015 and 2014, and stockholders’ equity for the three months ended March 31, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2014 consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

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

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on transaction dates.

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

Revenue Recognition-For the CS segment, revenue is recognized based on the quantity delivered or resources utilized, the period in which services are performed and delivered and when all the criteria of Staff Accounting Bulletin 104 have been met. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

For the IADS segment, revenue is recognized primarily based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts.

The MIS segment derives its revenues primarily from subscription arrangements. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

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

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the standard in the first quarter of 2015 and it did not have a material impact on its condensed consolidated financial statements.

2.	Property and Equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	March 31,	December 31,
	2015	2014
Equipment	$13,700	$13,719
Software	4,928	4,863
Furniture and equipment	2,341	2,348
Leasehold improvements	4,944	4,919
Total	25,913	25,849
Less: accumulated depreciation and amortization	(20,328)	(19,934)
	$5,585	$5,915

Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

3.	Acquisition

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

The purchase price for the acquisition, on a constant currency basis, aggregated $5.4 million of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt-free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.6 million is payable by the Company on July 28, 2015, in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash; and $0.7 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration, if earned, is payable in May 2017 in cash, or at the Company’s option, in up to 70% of Innodata Inc.’s common stock, with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of March 31, 2015 was $0.5 million, and the Company has recorded this amount in accrued expenses on the condensed consolidated financial statements.

The amounts assigned to developed technology, customer relationships, trademarks and tradenames are amortized over the estimated useful life of 10 years, 12 years and 10 years, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 11 years.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of MediaMiser as if it had occurred at the beginning of fiscal year 2014, and after including the impact of adjustments such as amortization of intangible assets, stock-based compensation expense and interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, or that may result in the future.

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2014 (amount in thousands, except per share amounts):

Three Months Ended
March 31, 2014
Revenues:
As reported	$14,066
Proforma	$15,084

Net income (loss) attributable to Innodata Inc. and Subsidiaries:
As reported	$189
Proforma	$(9)

Basic and diluted net income (loss) per share:
As reported	$0.01
Proforma	$-

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(83)
Balance as of March 31, 2015	$1,552

Information regarding our acquisition-related intangible assets is as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	March 31, 2015
	Cost	Accumulated Amortization	Net

Developed technology	$2,166	$(144)	$2,022
Customer relationships	2,228	(124)	2,104
Trademarks and tradenames	577	(33)	544
Patents	45	-	45
Total	$5,016	$(301)	$4,715

Amortization expense relating to acquisition-related intangible assets for the three months ended March 31, 2015 was $0.1 million. There was no amortization expense during the three months ended March 31, 2014 as the acquisition was consummated on July 28, 2014.

Estimated annual amortization expense for intangible assets subsequent to March 31, 2015 is as follows (in thousands):

Year	Amortization
2015	$492
2016	492
2017	492
2018	492
2019	476
Thereafter	2,271
$4,715

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.8 million both at March 31, 2015 and December 31, 2014. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million both as of March 31, 2015 and December 31, 2014. The unrecognized tax benefits as of March 31, 2015 and December 31, 2014, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2015 (amounts in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Unrecognized tax benefits
Balance - January 1, 2015	$1,760
Decrease for tax position in prior years	-
Increase for tax position in prior years	27
Foreign currency revaluation	15
Balance - March 31, 2015	$1,802

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2014.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $260,000, including interest, through March 31, 2015, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right, against which the Company has filed an application to defend the case, and the Company intends to contest it vigorously. The Indian Bureau of Taxation has also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2004. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2004. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $309,000, including interest, through March 31, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $488,000 including interest through March 31, 2015. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer within 30 days of the receipt of the appeal order. Based on recent experience, management believes that the tax provision of $488,000 including interest is adequate. In February 2014, the Indian Bureau of Taxation also completed an audit of the Company’s Indian subsidiary’s income tax return for the fiscal tax year ended March 31, 2009. The ultimate outcome was favorable, and there was no tax assessment imposed for the fiscal tax year ended March 31, 2009. The Company had previously recorded a tax provision amounting to $722,000 including interest for the fiscal tax year ended March 31, 2009. As the ultimate outcome was favorable, the Company reversed this amount in the first quarter of 2014. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal years ended March 31, 2010 and 2011. The Company received a favorable outcome for the fiscal year ended March 31, 2010; however, the ultimate outcome for the fiscal year ended March 31, 2011 cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of March 31, 2015, the Company recorded a tax provision amounting to $151,000 including interest for such year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $310,000 including interest through March 31, 2015, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

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

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippines action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above legal proceedings could change in the future.

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $100,000 in the aggregate, beyond recorded amounts, are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

Foreign Currency- To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk of foreign currency fluctuation on the non U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of March 31, 2015, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of March 31, 2015, the net book value of the property and equipment was $0.6 million.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,641,857	$3.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	(20,354)	3.08
Outstanding at March 31, 2015	3,621,503	$3.05	4.67	$43,800
Exercisable at March 31, 2015	1,353,232	$3.05	3.39	$35,450
Vested and Expected to Vest at March 31, 2015	3,621,503	$3.05	4.67	$43,800

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted average fair value of options granted	$-	$1.55

Risk-free interest rate	-	1.53%
Expected life (years)	-	5
Expected volatility factor	-	54.96%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock plans as of March 31, 2015, and changes during the period then ended, are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2015	7,500	$2.59
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2015	7,500	$2.59

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2015 totaled approximately $1.7 million. The weighted-average period over which these costs will be recognized is twenty months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2015	2014

Direct operating costs	$91	$69
Selling and administrative expenses	194	129
Total stock-based compensation	$285	$198

There were no options exercised in the quarter ended March 31, 2015.

8.	Long term obligations

Total long-term obligations as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Vendor obligations
Capital lease obligations (1)	$577	$656
Deferred lease payments (2)	720	792
Microsoft licenses (3)	454	759

Acquisition related liability (4)	1,584	1,735

Pension obligations
Accrued pension liability	3,356	3,204
	6,691	7,146
Less: Current portion of long term obligations	1,355	1,606
Totals	$5,336	$5,540

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of March 31, 2015, the Company had made $0.1 million in lease payments under the sale leaseback agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(2) Deferred lease payments represent the effect of straight-lining non-financing type lease payments over the respective lease terms.

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
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser to be paid by the Company as follows: $0.5 million on July 28, 2015 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash, and $0.6 million on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of March 31, 2015 was $0.5 million.

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2015, and reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014, were as follows (net of tax):

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	-	474	(539)	(65)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	137	(986)	(352)
Net amount reclassified to earnings	10	32	-	42
Balance at March 31, 2015	$507	$169	$(986)	$(310)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	(15)	270	-	$255
Total other comprehensive loss before reclassifications, net of taxes	(131)	(306)	-	(437)
Net amount reclassified to earnings	10	385	-	395
Balance at March 31, 2014	$(121)	$79	$-	$(42)

10.	Segment Reporting and Concentrations

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

The IADS segment performs advanced data analysis and operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to certain financial services institutions.

In July 2014, the Company acquired MediaMiser, an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. Both these businesses constitute Company’s MIS Segment.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Content Services	$12,191	$13,994
IADS	405	72
MediaMiser	1,206	-
Total Consolidated	$13,802	$14,066

Income (loss) before provision for income taxes(1):
Content Services	$362	$1,890
IADS	(1,596)	(1,895)
MediaMiser	(198)	-
Total Consolidated	$(1,432)	$(5)

Income (loss) before provision for income taxes(2):
Content Services	$(219)	$1,421
IADS	(1,015)	(1,426)
MediaMiser	(198)	-
Total Consolidated	$(1,432)	$(5)

	March 31, 2015	December 31, 2014
Total assets:
Content Services	$44,269	$46,681
IADS	847	540
MediaMiser	7,490	7,640
Total Consolidated	$52,606	$54,861

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2015	2014

United States	$6,588	$7,989
United Kingdom	2,201	1,893
The Netherlands	2,112	2,631
Canada	1,370	359
Other - principally Europe	1,531	1,194
	$13,802	$14,066

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Long-lived assets as of March 31, 2015 and December 31, 2014, respectively, by geographic region, are comprised of (in thousands):

	March 31,	December 31,
	2015	2014

United States	$1,246	$1,600

Foreign countries:
Philippines	1,954	2,081
India	2,004	2,136
Sri Lanka	833	890
Canada	5,789	6,061
Israel	24	29
Germany	2	14
Total foreign	10,606	11,211
	$11,852	$12,811

Two clients generated approximately 34% of our total revenues for the three months ended March 31, 2015 and 31% of our total revenues for the three months ended March 31, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 43%, respectively, of our total revenues.

As of March 31, 2015, approximately 56% of the Company's accounts receivable was from foreign (principally European) clients and 44% of accounts receivable was due from three clients. As of December 31, 2014, approximately 49% of the Company's accounts receivable was from foreign (principally European) clients and 58% of accounts receivable was due from four clients.

11.	Net Income (Loss) Per Share

	Three months ended March 31,
	2015	2014
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,840)	$189

Weighted average common shares outstanding	25,337	25,038
Dilutive effect of outstanding options	-	300
Adjusted for dilutive computation	25,337	25,338

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income per share is used.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

Options to purchase 2.6 million shares and 1.6 million shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net income (loss) per share for the three months ended March 31, 2015 does not include 1.0 million potential common shares, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2015 and December 31, 2014 was $17.2 million and $19.4 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	Balance Sheet Location	Fair Value
		2015	2014
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$169	$-

Foreign currency forward contracts	Accrued expenses		$337

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, respectively, were as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net gain recognized in OCI(1)	$474	$270
Net loss reclassified from accumulated OCI into income(2)	$(32)	$(385)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI").

(2)Effective portion classified within direct operating cost.

(3)There were no effective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2015 and December 31, 2014, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of March 31, 2015 and December 31, 2014 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

March 31, 2015	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$169	$-

Liabilities
Contingent Considerations	$-	$-	$496

December 31, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$337	$-

Contingent Considerations	$-	$-	$553

The following table summarizes the change in fair value of the Level 3 liability for the three months ended March 31, 2015:

Balance at December 31, 2014	553
Effect of foreign currency translation adjustment	(57)
Balance at March 31, 2015	496

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2015 is included in prepaid expenses and other current assets, and as of December 31, 2014, is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of March 31, 2015 and December 31, 2014 was $0.5 million and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

For the three months ended March 31, 2015, the Company had no transfers between Level 1, Level 2 and Level 3. The change in fair value of the Level 3 liability is on account of foreign currency fluctuation.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 with minimal revenue to date, that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing significance to the Content Services segment of project based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

We are one of the largest producers of e-books, serving four of the five leading digital retailers of e-books as well as 80 leading trade, education and professional publishers that sell e-books. We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since 2011, we have produced over 1,000,000 e-book titles.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of March 31, 2015 we owned 90% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues from inception in 2011. Our investment net of revenues in these subsidiaries in the first quarter of 2015 was approximately $1.3 million (consisting mainly of operating expenses). Our cumulative investment, net of revenues in these subsidiaries as of March 31, 2015 was $28.3 million, consisting of $21.3 million in operating expenses and $7.0 million in capital expenditures. We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $1.1 to $1.4 million per quarter.

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

Bulldog Reporter supplies media intelligence news and analysis to public relations and corporate communications professionals with the mission of helping these practitioners achieve competitive performance. Bulldog Reporter publishes the industry’s well-known trade journal, Bulldog Reporter’s Daily Dog. In addition, it publishes a daily online newsletter—Inside Health Media—that focuses on media relations and provides media lists and media intelligence services through its Media Pro online directory. Bulldog Reporter presents industry awards competitions—the Bulldog Awards—which recognize excellence in multiple categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding professional performance.

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

Revenues

In our CS segment we recognize revenues based on the quantity delivered, or resources utilized, and the period in which services are performed and delivered. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and, therefore, we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive income (loss).

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31
	2015	2014
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,840)	$189
Depreciation and amortization	727	712
Stock-based compensation	285	198
Provision for income taxes	554	101
Interest income, net	(26)	(9)
Non-controlling interests	(146)	(295)
Adjusted EBITDA	$(446)	$896

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser from July 29, 2014. We acquired Bulldog Reporter on December 23, 2014. The Results of Operations reflect the operations of Bulldog Reporter from December 24, 2014.

Three Months Ended March 31, 2015 and 2014

Revenues

Total revenues were $13.8 million for the three months ended March 31, 2015 compared to $14.1 million for the three months ended March 31, 2014, a decline of $0.3 million or approximately 2%.

Revenues from the CS segment were $12.2 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively, a decline of $1.8 million or approximately 13%. This decline is primarily attributable to a decline in e-book related services from one client, which was partially offset by an increase in revenues from other customers. Revenues from the IADS segment were $0.4 million for the three months ended March 31, 2015 and $0.1 million for the three months ended March 31, 2014. The increase is on account of the launch of Synodex 3.0 solution with a new insurance carrier. Revenues from the MIS segment were $1.2 million for the three months ended March 31, 2015.

Two clients generated approximately 34% of our total revenues for the three months ended March 31, 2015, and 31% of our total revenues for the three months ended March 31, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 43%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $11.1 million and $10.3 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.8 million or 8%.

Direct operating costs for the CS segment were approximately $9.3 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.1 million or 1%. Direct operating costs for the IADS segment were $1.1 million for each of the three months ended March 31, 2015 and 2014, net of intersegment profits. Direct operating costs for the MIS segment were $0.7 million for the three months ended March 31, 2015.

Direct operating costs as a percentage of total revenues increased to 81% for the three months ended March 31, 2015 compared to 73% for the three months ended March 31, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 77% for the three months ended March 31, 2015 compared to 65% for the three months ended March 31, 2014. The increase in direct operating costs as a percentage of CS segment revenues was principally attributable to a decline in revenues without a corresponding reduction in production headcount.

Selling and Administrative Expenses

Selling and administrative expenses were $4.1 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014, an increase of $0.3 or approximately 8%.

Selling and administrative expenses for the CS segment were $3.0 million and $3.4 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.3 million and $0.4 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $0.8 million for the three months ended March 31, 2015.

We restructured our operations in the second and the third quarters of 2014 which resulted in cost savings. In addition, there was a reversal of accrual for incentive compensation payments to executive officers. This led to a decline in selling and administrative expenses for the CS segment in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were 25% for the three months ended March 31, 2015, and 24% for the three months ended March 31, 2014. A significant portion of our selling and administrative expenses is fixed in nature.

The decline in selling and administrative expenses for the IADS segment is primarily on account of a reduction in Synodex personnel in the third quarter of 2014.

Income Taxes

For the three months ended March 31, 2015 and 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the three months ended March 31, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Income (Loss)

We generated a net loss of $1.8 million during the three months ended March 31, 2015 compared to net income of $0.2 million during the three months ended March 31, 2014.

Net loss for the CS segment was $0.6 million for the three months ended March 31, 2015, compared to net income of $1.6 million for the three months ended March 31, 2014, net of intersegment profits. This change is primarily on account of a decline in revenues partially offset by a decrease in selling and administrative expenses.

Net loss for the IADS segment was $1.0 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014, net of intersegment profits. The decline in net loss is due to an increase in revenues.

Net loss for the MIS segment was $0.2 million for the three months ended March 31, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2015 was a loss of $0.4 million compared to $0.9 million for the three months ended March 31, 2014, a decline of $1.3 million or 150%. Adjusted EBITDA for the CS segment was $0.6 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively, a decline of $1.7 million or 74%. Adjusted EBITDA was a loss of $1.0 and $1.4 million for the IADS segment for the three months ended March 31, 2015 and 2014, respectively. The MIS segment was break-even at the Adjusted EBITDA level.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$25,421	$24,216
Working Capital	24,729	25,767

At March 31, 2015 we had cash and cash equivalents of $25.4 million, of which $22.7 million was held by our foreign subsidiaries located in Asia and $2.7 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of March 31, 2015 our intent is to permanently reinvest these funds outside the United States.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS, which are expected to be at the rate of $1.1 million to $1.4 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of March 31, 2015, we had working capital of $24.7 million, as compared to working capital of approximately $25.7 million as of December 31, 2014.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2015 was $2.1 million, resulting from a net loss of $2.0 million, adjustments for non-cash items of $1.1 million, and $3.0 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization and stock option expense of $0.3 million. Working capital activities primarily consisted of a source of cash of $2.3 million as a result of net collections of accounts receivable and a source of cash of $0.5 million for a decrease in prepaid expenses and other current assets.

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

Our days’ sales outstanding (DSO) for the three months ended March 31, 2015 was approximately 55 days as compared to 69 days for the year ended December 31, 2014. The decrease is on account of the collection of outstanding amounts from our clients. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the three months ended March 31, 2015, cash used in our investing activities for capital expenditures was $0.2 million and $0.8 million. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Provided By (Used In) Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 represents payments of long term obligations of $0.5 million. Cash provided by financing activities for the three months ended March 31, 2014 represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2015 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$577	$308	$269
Vendor obligations	454	238	216
Non cancelable operating leases	313	157	156
Acquisition related liability (1)	1,584	498	1,086
Total contractual cash obligations	$2,928	$1,201	$1,727	$-	$-

(1) Amount represents a portion of the purchase price consideration for acquisition of MediaMiser to be paid by us as follows: $0.5 million on July 28, 2015 in shares of Innodata Inc.’s common stock, or at our option, in cash, and $0.6 million on July 28, 2016 in shares of Innodata Inc.’s common stock, or at our option, in cash. In addition, we agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of March 31, 2015 was $0.5 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2016, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We have not yet determined the potential effects of the adoption of this standard on our consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the standard in the first quarter of 2015 and it did not have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus as of March 31, 2015 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $17.2 million as of March 31, 2015. The total unrealized loss on the outstanding hedges was $0.2 million as of March 31, 2015.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.6 million as of March 31, 2015. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $1.9 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of March 31, 2015, our foreign locations held cash and cash equivalents totaling approximately $22.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Our evaluation excluded MediaMiser which was acquired on July 28, 2014. At March 31, 2015, MediaMiser had $7.4 million of total assets. For the quarter ended March 31, 2015, the Company’s condensed consolidated statement of operations included total revenue associated with MediaMiser of $0.7 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

INNODATA INC.

Date: May 8, 2015	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: May 8, 2015	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer and Principal Accounting Officer