Form 10-Q
period 2015-06-30
INNODATA INC
filed 2015-08-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐     No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 24, 2015 was 25,337,267.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2015

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,696	$24,216
Accounts receivable, net	9,810	10,445
Prepaid expenses and other current assets	3,105	3,020
Deferred income taxes	254	254
Total current assets	36,865	37,935
Property and equipment, net	5,256	5,915
Other assets	2,646	2,718
Deferred income taxes	1,448	1,397
Intangibles, net	4,692	5,261
Goodwill	1,573	1,635
Total assets	$52,480	$54,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,102	$1,271
Accrued expenses	3,477	3,427
Accrued salaries, wages and related benefits	5,009	4,464
Income and other taxes	1,329	1,325
Current portion of long term obligations	1,363	1,606
Deferred income taxes	13	75
Total current liabilities	12,293	12,168

Deferred income taxes	807	879
Long term obligations	5,383	5,540
Commitments and contingencies
Non-controlling interests	(3,229)	(2,949)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 26,881,000 shares issued and 25,337,000 outstanding at June 30, 2015 and December 31, 2014	268	268
Additional paid-in capital	23,339	22,780
Retained earnings	18,111	20,750
Accumulated other comprehensive loss	(204)	(287)
	41,514	43,511
Less: treasury stock, 1,544,000 shares at cost	(4,288)	(4,288)
Total stockholders’ equity	37,226	39,223
Total liabilities and stockholders’ equity	$52,480	$54,861

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2015	2014

Revenues	$14,063	$14,314
Operating costs and expenses:
Direct operating costs	10,991	11,319
Selling and administrative expenses	4,278	3,862
Interest income, net	(19)	(22)
Totals	15,250	15,159
Loss before income taxes	(1,187)	(845)
Provision for (benefit from) income taxes	(254)	106
Net loss	(933)	(951)
Loss attributable to non-controlling interests	134	288
Net loss attributable to Innodata Inc. and Subsidiaries	$(799)	$(663)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.03)	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	25,337	25,239

Comprehensive loss:
Net loss	$(933)	$(951)
Pension liability adjustment, net of taxes	10	25
Change in fair value of derivatives, net of taxes	(23)	255
Foreign currency translation adjustment, net of taxes	119	-
Other Comprehensive income	106	280
Total Comprehensive loss	(827)	(671)
Comprehensive loss attributed to non-controlling interest	134	288
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(693)	$(383)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2015	2014

Revenues	$27,865	$28,380
Operating costs and expenses:
Direct operating costs	22,115	21,610
Selling and administrative expenses	8,413	7,651
Interest income, net	(45)	(31)
Totals	30,483	29,230
Loss before income taxes	(2,618)	(850)
Provision for income taxes	301	207
Net loss	(2,919)	(1,057)
Loss attributable to non-controlling interests	280	583
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,639)	$(474)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.10)	$(0.02)
Weighted average shares outstanding:
Basic and Diluted	25,337	25,146

Comprehensive income (loss):
Net loss	$(2,919)	$(1,057)
Pension liability adjustment, net of taxes	20	20
Change in fair value of derivatives, net of taxes	483	910
Foreign currency translation adjustment, net of taxes	(420)	-
Other Comprehensive income	83	930
Total Comprehensive loss	(2,836)	(127)
Comprehensive loss attributed to non-controlling interest	280	583
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,556)	$456

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014

Cash flow from operating activities:
Net loss	$(2,919)	$(1,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,436	1,391
Stock-based compensation	559	544
Deferred income taxes	(211)	(226)
Pension cost	316	440
Changes in operating assets and liabilities:
Accounts receivable	615	2,504
Prepaid expenses and other current assets	74	449
Other assets	(111)	218
Accounts payable and accrued expenses	196	276
Accrued salaries, wages and related benefits	544	(61)
Restricted shares withheld for taxes	-	(14)
Payment of minimum witholding taxes on net
settlement of stock options	-	(23)
Income and other taxes	(7)	(44)
Net cash provided by operating activities	492	4,397

Cash flow from investing activities:
Capital expenditures	(298)	(1,492)
Net cash used in investing activities	(298)	(1,492)

Cash flow from financing activities:
Proceeds from equipment financing	-	859
Proceeds from exercise of stock options	-	120
Payment of long term obligations	(583)	(533)
Net cash provided by (used in) financing activities	(583)	446

Effect of exchange rate changes on cash and cash equivalents	(131)	-

Net increase (decrease) in cash and cash equivalents	(520)	3,351

Cash and cash equivalents, beginning of period	24,216	24,752

Cash and cash equivalents, end of period	$23,696	$28,103

Supplemental disclosures of noncash investing and financing activities:
Cash paid for income taxes	$412	$412
Vendor financed software licenses acquired	$-	$1,205

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(2,639)	-	-	(2,639)
Stock-based compensation	-	-	559	-	-	-	559
Pension liability adjustments, net of taxes	-	-	-	-	20	-	20
Foreign currency translation adjustment, net of taxes	-	-	-	-	483	-	483
Change in fair value of derivatives, net of taxes	-	-	-	-	(420)	-	(420)
June 30, 2015	25,337	$268	$23,339	$18,111	$(204)	$(4,288)	$37,226

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net loss	-	-	-	(474)	-	-	(474)
Stock-based compensation	-	-	544	-	-	-	544
Issuance of common stock upon exercise of stock options	200	1	96	-	-	-	97
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(93)	-	-	-	(93)
Pension liability adjustments, net of taxes	-	-	-	-	20	-	20
Change in fair value of derivatives, net of taxes	-	-	-	-	910	-	910
June 30, 2014	25,248	$267	$23,496	$21,250	$238	$(4,288)	$40,963

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of June 30, 2015, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2015, the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, cash flows and stockholders’ equity for the six months ended June 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The functional currency of the foreign subsidiaries located in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss).

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Recent Accounting Pronouncements-In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the standard in the first quarter of 2015, and the adoption did not have a material impact on its condensed consolidated financial statements.

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands) and consist of the following:

	June 30,	December 31,
	2015	2014
Equipment	$13,709	$13,719
Software	4,987	4,863
Furniture and equipment	2,359	2,348
Leasehold improvements	4,941	4,919
Total	25,996	25,849
Less: accumulated depreciation and amortization	(20,740)	(19,934)
	$5,256	$5,915

Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense of property and equipment was approximately $1.0 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The purchase price for the acquisition, on a constant currency basis, aggregated $5.4 million of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt-free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.6 million was paid by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock; and $0.7 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration, if earned, is payable in May 2017 in cash, or at the Company’s option, in up to 70% in Innodata Inc.’s common stock, with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of June 30, 2015 was $0.5 million, and the Company has recorded this amount in accrued expenses on the condensed consolidated financial statements.

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2014 (amount in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues:
As reported	$14,314	$28,380
Proforma	$15,279	$30,363

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(663)	$(476)
Proforma	$(641)	$(650)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.02)
Proforma	$(0.03)	$(0.03)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(62)
Balance as of June 30, 2015	$1,573

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of December 31, 2014	2,369	2,439	596	50	5,454
Foreign currency translation	(151)	(157)	(13)	(4)	(325)
Balance as of June 30, 2015	$2,218	$2,282	$583	$46	$5,129

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of December 31, 2014	98	84	11	-	193
Amortization expense	113	97	46	4	260
Foreign currency translation	(8)	(7)	(1)	-	(16)
Balance as of June 30, 2015	$203	$174	$56	$4	$437

Amortization expense relating to acquisition-related intangible assets for the three months ended June 30, 2015 was $0.2 million. There was no amortization expense during the three months ended June 30, 2014 as the acquisition was consummated on July 28, 2014.

Amortization expense relating to acquisition-related intangible assets for the six months ended June 30, 2015 was $0.3 million. There was no amortization expense during the six months ended June 30, 2014 as the acquisition was consummated on July 28, 2014.

Estimated annual amortization expense for intangible assets subsequent to June 30, 2015 is as follows (in thousands):

Year	Amortization
2015	$507
2016	$507
2017	$507
2018	$507
2019	$475
Thereafter	$2,189
$4,692

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.2 million as of June 30, 2015 and approximately $1.8 million as of December 31, 2014. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million as of June 30, 2015 and approximately $0.6 million at December 31, 2014. The unrecognized tax benefits as of June 30, 2015 and December 31, 2014, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2015 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2015	$1,760
Decrease for tax position settled for prior years	(544)
Increase for tax position in prior years	27
Foreign currency revaluation	17
Balance - June 30, 2015	$1,260

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2014.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $260,000, including interest, through June 30, 2015, for the fiscal tax year ended June 30, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right. In June 2015, the Indian Bureau of Taxation completed the audit and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2003. The Company had previously recorded a tax provision amounting to $260,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $309,000, including interest, through June 30, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In June 2015, the Indian Bureau of Taxation completed the audit for the fiscal tax year ended March 31, 2005 and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2005. The Company had previously recorded a tax provision amounting to $284,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $488,000 including interest through June 30, 2015. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer within 60 days of the receipt of the appeal order. Based on recent experience, management believes that the tax provision of $488,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2012. The ultimate outcome for the fiscal year ended March 31, 2012 cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of June 30, 2015, the Company recorded a tax provision amounting to $153,000 including interest for such year.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $310,000 including interest through June 30, 2015, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of June 30, 2015, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of June 30, 2015, the net book value of the property and equipment was $0.5 million.

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,641,857	$3.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	(64,767)	2.87
Outstanding at June 30, 2015	3,577,090	$3.05	4.40	$50,275

Exercisable at June 30, 2015	1,346,482	$3.06	3.12	$40,900

Vested and Expected to Vest at June 30, 2015	3,577,090	$3.06	4.40	$50,275

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six Months Ended
	June 30,
	2015	2014
Weighted average fair value of options granted	$-	$1.35

Risk-free interest rate	-	1.53% to 1.68%
Expected life (years)	-	5
Expected volatility factor	-	54.96%
Expected dividends	-	-

A summary of restricted shares under the Company’s stock plans as of June 30, 2015, and changes during the period then ended, are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2015	7,500	$2.59
Granted	-	-
Vested	(7,500)	2.59
Forfeited/Expired	-	-
Unvested at June 30, 2015	-	$-

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2015 totaled approximately $1.4 million. The weighted-average period over which these costs will be recognized is seventeen months.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Direct operating costs	$104	$106	$195	$175
Selling and administrative expenses	170	240	364	369
Total stock-based compensation	$274	$346	$559	$544

There were no options exercised in the six months ended June 30, 2015.

8.	Long term obligations

Total long-term obligations as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30,	December 31,
	2015	2014

Vendor obligations
Capital lease obligations (1)	$518	$656
Deferred lease payments (2)	717	792
Microsoft licenses (3)	401	759

Acquisition related liability (4)	1,622	1,735

Pension obligations
Accrued pension liability	3,488	3,204
	6,746	7,146
Less: Current portion of long term obligations	1,363	1,606
Totals	$5,383	$5,540

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment for a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of June 30, 2015, the Company had made $0.4 million in lease payments under the sale leaseback agreement.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser as follows: $0.5 million paid by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock, and $0.6 million to be paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of June 30, 2015 was $0.5 million.

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2015, and reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2015	$507	$169	$(986)	$(310)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(69)	119	50
Total other comprehensive income (loss) before reclassifications, net of taxes	507	100	(867)	(260)
Net amount reclassified to earnings	10	46		56
Balance at June 30, 2015	$517	$146	$(867)	$(204)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$(121)	$79	$-	$(42)
Other comprehensive income before reclassifications, net of taxes	15	259	-	274
Total other comprehensive income (loss) before reclassifications, net of taxes	(106)	338	-	232
Net amount reclassified to earnings	10	(4)	-	6
Balance at June 30, 2014	$(96)	$334	$-	$238

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	-	405	(420)	(15)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	68	(867)	(302)
Net amount reclassified to earnings	20	78	-	98
Balance at June 30, 2015	$517	$146	$(867)	$(204)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income before reclassifications, net of taxes	-	529	-	529
Total other comprehensive loss before reclassifications, net of taxes	(116)	(47)	-	(163)
Net amount reclassified to earnings	20	381	-	401
Balance at June 30, 2014	$(96)	$334	$-	$238

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2015	2014	2015	2014
Content Services	$12,370	$14,136	$24,561	$28,130
IADS	545	178	950	250
MediaMiser	1,148	-	2,354	-
Total Consolidated	$14,063	$14,314	$27,865	$28,380

Loss before provision for income taxes(1):
Content Services	$701	$981	$1,064	$2,871
IADS	(1,500)	(1,826)	(3,095)	(3,721)
MediaMiser	(388)	-	(587)	-
Total Consolidated	$(1,187)	$(845)	$(2,618)	$(850)

Loss before provision for income taxes(2):
Content Services	$98	$511	$(120)	$1,932
IADS	(898)	(1,356)	(1,912)	(2,782)
MediaMiser	(387)	-	(586)	-
Total Consolidated	$(1,187)	$(845)	$(2,618)	$(850)

	June 30, 2015	December 31, 2014
Total assets:
Content Services	$42,092	$46,681
IADS	965	540
MediaMiser	9,423	7,640
Total Consolidated	$52,480	$54,861

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

United States	$6,615	$7,756	$13,203	$15,745
United Kingdom	2,050	2,645	4,251	4,124
The Netherlands	2,648	2,231	4,760	5,276
Canada	1,456	351	2,827	710
Other - principally Europe	1,294	1,331	2,824	2,525
	$14,063	$14,314	$27,865	$28,380

Long-lived assets as of June 30, 2015 and December 31, 2014, respectively, by geographic region, are comprised of (in thousands):

	June 30,	December 31,
	2015	2014

United States	$1,209	$1,600

Foreign countries:
Philippines	1,802	2,081
India	1,874	2,136
Sri Lanka	763	890
Canada	5,848	6,061
Israel	23	29
Germany	2	14
Total foreign	10,312	11,211
	$11,521	$12,811

Two clients generated approximately 36% of the Company’s total revenues for the three months ended June 30, 2015 and 32% of the Company’s total revenues for the three months ended June 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2015 and 2014, revenues from non-U.S. clients accounted for 53% and 46%, respectively, of the Company’s total revenues.

Two clients generated approximately 35% of the Company’s total revenues for the six months ended June 30, 2015 and 32% of the Company’s total revenues for the six months ended June 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2015 and 2014, revenues from non-U.S. clients accounted for 53% and 45%, respectively, of the Company’s total revenues.

As of June 30, 2015, approximately 56% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from three clients. As of December 31, 2014, approximately 49% of the Company's accounts receivable was from foreign (principally European) clients and 58% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

11.	Net Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(799)	$(663)	$(2,639)	$(474)

Weighted average common shares outstanding	25,337	25,239	25,337	25,146
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,337	25,239	25,337	25,146

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

Options to purchase 2.6 million shares and 1.6 million shares of common stock for the three months ended June 30, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the three months ended June 30, 2015 and 2014 does not include 1.0 million and 2.3 million potential common shares, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

Options to purchase 2.6 million shares and 1.6 million shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the six months ended June 30, 2015 and 2014 does not include 1.0 million and 2.3 million potential common shares, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2015 and December 31, 2014 was $18.1 million and $19.4 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance Sheet Location	Fair Value
		2015	2014
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$146	$-

Foreign currency forward contracts	Accrued expenses	$-	$337

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net gain (loss) recognized in OCI(1)	$(69)	$259	$405	$529
Net gain (loss) reclassified from accumulated OCI into income(2)	$(46)	$4	$(78)	$(381)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI").

(2)Effective portion classified within direct operating cost.

(3)There were no effective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2015 and December 31, 2014, because of the relative short maturity of these instruments.

“Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The following table sets forth the assets and liabilities as of June 30, 2015 and December 31, 2014 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2015	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$146	$-

Liabilities
Contingent Considerations	$-	$-	$508

December 31, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$337	$-

Contingent Considerations	$-	$-	$553

The following table summarizes the change in fair value of the Level 3 liability for the three months ended June 30, 2015:

Balance at December 31, 2014	553
Effect of foreign currency translation adjustment	(45)
Balance at June 30, 2015	508

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2015 is included in prepaid expenses and other current assets, and as of December 31, 2014, is included in accrued expenses in the accompanying condensed consolidated balance sheets.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to June 30, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of June 30, 2015 and December 31, 2014 was $0.5 million and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

For the three months ended June 30, 2015, the Company had no transfers between Level 1, Level 2 and Level 3. The change in fair value of the Level 3 liability is on account of foreign currency fluctuation.

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

We are one of the largest producers of e-books, serving four of the five leading digital e-book retailers as well as 80 leading trade, education and professional publishers that sell e-books. We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since 2011, we have produced over 1,000,000 e-book titles.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of June 30, 2015 we owned 90% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues since their inception in 2011. Our investment net of revenues in these subsidiaries in the second quarter of 2015 was approximately $0.9 million (consisting mainly of operating expenses). Our cumulative investment, net of revenues in these subsidiaries as of June 30, 2015 was $29.0 million, consisting of $22.0 million in operating expenses and $7.0 million in capital expenditures. We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.8 to $1.2 million per quarter.

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

MediaMiser’s proprietary technology platform monitors, aggregates, analyzes and shares content from more than 200,000 sources across social, traditional and digital media. The platform includes a unique and patented sentiment analysis engine that identifies whether opinions expressed in a particular document or online text are positive, negative or neutral.

Increasingly, companies looking to market their products, identify market opportunities and manage their reputations, are seeking technology and technology-enabled services to help them keep pace with the proliferation of traditional and social media news sources. We believe that MediaMiser’s technology platform is well suited to this need and will provide MediaMiser with a competitive advantage as it seeks to expand into new geographical markets and penetrate further into its existing market.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(799)	$(663)	$(2,639)	$(474)
Depreciation and amortization	709	679	1,436	1,391
Stock-based compensation	274	346	559	544
Provision for (benefit from) income taxes	(254)	106	301	207
Interest income, net	(19)	(22)	(45)	(31)
Non-controlling interests	(134)	(288)	(280)	(583)
Adjusted EBITDA	$(223)	$158	$(668)	$1,054

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser from July 29, 2014. We acquired Bulldog Reporter on December 23, 2014. The Results of Operations reflect the operations of Bulldog Reporter from December 24, 2014.

Three Months Ended June 30, 2015 and 2014

Revenues

Total revenues were $14.1 million for the three months ended June 30, 2015 compared to $14.3 million for the three months ended June 30, 2014, a decline of $0.2 million or approximately 2%.

Revenues from the CS segment were $12.4 million and $14.1 million for the three months ended June 30, 2015 and 2014, respectively, a decline of $1.8 million or approximately 12%. This decline is primarily attributable to a decline in e-book related services from one client, and lower volumes in a few projects, including project completions. The decline was partially offset by an increase in revenues from other clients. Revenues from the IADS segment were $0.5 million for the three months ended June 30, 2015 and $0.2 million for the three months ended June 30, 2014. The increase is on account of the launch of the Synodex 3.0 solution with four insurance carriers and a reinsurance client. Revenues from the MIS segment were $1.2 million for the three months ended June 30, 2015.

Two clients generated approximately 36% of our total revenues for the three months ended June 30, 2015 and 32% of our total revenues for the three months ended June 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2015 and 2014, revenues from non-U.S. clients accounted for 53% and 46%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $11.0 million and $11.3 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.3 million or 3%.

Direct operating costs for the CS segment were approximately $9.3 million and $10.2 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.9 million or 8%. The decline in direct operating costs for the CS segment during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 reflects a decline in CS revenues for existing projects during the 2015 period offset in part by approximately $250,000 in ramp-up costs on a new project for a European publisher. Direct operating costs for the IADS segment were $1.0 million for the three months ended June 30, 2015 and $1.1 million for the three months ended June 30, 2014, net of intersegment profits. Direct operating costs for the MIS segment were $0.7 million for the three months ended June 30, 2015.

Direct operating costs as a percentage of total revenues declined to 78% for the three months ended June 30, 2015 compared to 79% for the three months ended June 30, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 75% for the three months ended June 30, 2015 compared to 72% for the three months ended June 30, 2014. The increase in direct operating costs for the CS segment as a percentage of CS segment revenues was principally attributable to the approximately $250,000 ramp up costs of the European project mentioned in the preceding paragraph.

Selling and Administrative Expenses

Selling and administrative expenses were $4.3 million for the three months ended June 30, 2015 compared to $3.9 million for the three months ended June 30, 2014, an increase of $0.4 million or approximately 8%. Selling and administrative expenses as a percentage of total revenues increased to 30% for the three months ended June 30, 2015 compared to 27% for the three months ended June 30,2014.

Selling and administrative expenses for the CS segment were $2.9 million and $3.5 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.5 million and $0.4 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $0.9 million for the three months ended June 30, 2015.

We restructured our operations in the second and the third quarters of 2014 which resulted in cost savings. This led to a decline in selling and administrative expenses for the CS segment in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were approximately 24% for each of the three months ended June 30, 2015 and 2014.

Income Taxes

For the three months ended June 30, 2015, we recorded a net benefit from income taxes. We recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated. The provision for income taxes recorded by our foreign subsidiaries was completely offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary resulting in a benefit from income taxes.

For the three months ended June 30, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Loss

We generated a net loss of $0.8 million during the three months ended June 30, 2015 compared to net loss of $0.7 million during the three months ended June 30, 2014.

Net income for the CS segment was $0.5 million for the three months ended June 30, 2015, compared to net income of $0.7 million for the three months ended June 30, 2014, net of intersegment profits. This change is primarily on account of a decline in revenues partially offset by a decrease in direct operating costs and selling and administrative expenses.

Net loss for the IADS segment was $0.9 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.4 million for the three months ended June 30, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2015 was a loss of $0.2 million compared to income of $0.2 million for the three months ended June 30, 2014, a decline of $0.4 million. Adjusted EBITDA for the CS segment was $0.9 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, a decline of $0.6 million or approximately 40%. Adjusted EBITDA was a loss of $0.9 million and a loss of $1.3 million for the IADS segment for the three months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA was a loss of $0.2 million for the three months ended June 30, 2015 for the MIS segment.

Six Months Ended June 30, 2015 and 2014

Revenues

Total revenues were $27.9 million for the six months ended June 30, 2015 compared to $28.4 million for the six months ended June 30, 2014, a decline of $0.5 million or approximately 2%.

Revenues from the CS segment were $24.6 million and $28.1 million for the six months ended June 30, 2015 and 2014, respectively, a decline of $3.5 million or approximately 12%. This decline is primarily attributable to a decline in e-book related services from one client, and lower volumes in a few projects including project completions. The decline was partially offset by an increase in revenues from other clients. Revenues from the IADS segment were $1.0 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase is on account of the launch of the Synodex 3.0 solution with four insurance carriers and a reinsurance client. Revenues from the MIS segment were $2.3 million for the six months ended June 30, 2015.

Two clients generated approximately 35% of our total revenues for the six months ended June 30, 2015 and 32% of our total revenues for the six months ended June 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2015 and 2014, revenues from non-U.S. clients accounted for 53% and 45%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $22.1 million and $21.6 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $0.5 million or approximately 2%.

Direct operating costs for the CS segment were $18.7 million and $19.4 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.7 million or 4%. The decline in direct operating costs for the CS segment during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects a decline in CS revenues for existing projects during the 2015 period offset in part by approximately $500,000 in ramp-up costs on a new project for a European publisher. Direct operating costs for the IADS segment were $2.1 million for the six months ended June 30, 2015 and $2.2 million for the six months ended June 30, 2014, net of intersegment profits. Direct operating costs for the MIS segment were $1.3 million for the six months ended June 30, 2015.

Direct operating costs as a percentage of total revenues decreased to 79% for the six months ended June 30, 2015 compared to 76% for the six months ended June 30, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 76% for the six months ended June 30, 2015 compared to 69% for the six months ended June 30, 2014. The increase in direct operating costs for the CS segment as a percentage of CS segment revenues was principally attributable to the approximately $500,000 ramp up costs of the European project mentioned in the preceding paragraph.

Selling and Administrative Expenses

Selling and administrative expenses were $8.4 million for the six months ended June 30, 2015 compared to $7.7 million for the six months ended June 30, 2014, an increase of $0.7 million or approximately 10%. Selling and administrative expenses as a percentage of total revenues increased to 30% for the six months ended June 30, 2015 compared to 27% for the six months ended June 30, 2014.

Selling and administrative expenses for the CS segment were $6.0 million and $6.9 million in these respective periods. Selling and administrative expenses for the IADS segment for both periods were $0.8 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $1.6 million for the six months ended June 30, 2015.

We restructured our operations in the second and the third quarters of 2014 which resulted in cost savings. In addition, there was a reversal of an accrual for incentive compensation payments to executive officers. This led to a decline in selling and administrative expenses for the CS segment in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were approximately 24% for each of the six months ended June 30, 2015 and 2014.

Income Taxes

For the six months ended June 30, 2015 and 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the six months ended June 30, 2015, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary.

For the six months ended June 30, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Loss

We generated a net loss of $2.6 million during the six months ended June 30, 2015 compared to net loss of $0.5 million during the six months ended June 30, 2014.

Net loss for the CS segment was $0.1 million for the six months ended June 30, 2015, compared to net income of $1.9 million for the six months ended June 30, 2014, net of intersegment profits. This change is primarily on account of a decline in revenues partially offset by a decrease in direct operating costs and selling and administrative expenses.

Net loss for the IADS segment was $1.9 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.6 million for the six months ended June 30, 2015.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2015 was a loss of $0.7 million compared to income of $1.1 million for the six months ended June 30, 2014, a decline of $1.8 million. Adjusted EBITDA for the CS segment was $1.5 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively, a decline of $2.3 million or approximately 60%. Adjusted EBITDA was a loss of $1.9 million and a loss of $2.7 million for the IADS segment for the six months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA was a loss of $0.3 million for the six months ended June 30, 2015 for the MIS segment.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$23,696	$24,216
Working Capital	24,572	25,767

At June 30, 2015 we had cash and cash equivalents of $23.7 million, of which $21.3 million was held by our foreign subsidiaries located in Asia and $2.4 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of June 30, 2015 our intent is to permanently reinvest these funds outside the United States.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS, which are expected to be at the rate of $0.8 million to $1.2 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of June 30, 2015, we had working capital of $24.6 million, as compared to working capital of approximately $25.7 million as of December 31, 2014.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2015 was $0.5 million, resulting from a net loss of $2.9 million, adjustments for non-cash items of $2.1 million, and $1.3 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $1.4 million for depreciation and amortization and stock option expense of $0.6 million. Working capital activities primarily consisted of a source of cash of $0.6 million as a result of net collections of accounts receivable and a source of cash of $0.5 million for a decrease in accrued salaries, wages and related benefits.

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

Our days’ sales outstanding (DSO) for the six months ended June 30, 2015 was approximately 66 days as compared to 69 days for the year ended December 31, 2014. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the six months ended June 30, 2015 and 2014, cash used in our investing activities for capital expenditures was $0.3 million and $1.5 million respectively. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Provided By (Used In) Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 represents payments of long term obligations of $0.6 million. Cash provided by financing activities for the six months ended June 30, 2014 represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million and payments of long term obligations of $0.5 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2015 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$676	$315	$361
Vendor obligations	401	231	170
Non cancelable operating leases	112	75	37
Acquisition related liability (1)	1,622	510	1,112
Total contractual cash obligations	$2,811	$1,131	$1,680	$-	$-

(1) Amount represents a portion of the purchase price consideration for acquisition of MediaMiser as follows: $0.5 million paid by us on July 28, 2015 in shares of Innodata Inc.’s common stock, and $0.6 million to be paid by us on July 28, 2016 in shares of Innodata Inc.’s common stock, or at our option, in cash. In addition, we agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to June 30, 2017. The fair value of the contingent consideration as of June 30, 2015 was $0.5 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2017, and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We have not yet determined the potential effects of the adoption of this standard on our condensed consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This accounting guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted the standard in the first quarter of 2015 and the adoption did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus as of June 30, 2015 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $18.1 million as of June 30, 2015. The total unrealized gain on the outstanding hedges was $0.1 million as of June 30, 2015.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.7 million as of June 30, 2015. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.0 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of June 30, 2015, our foreign locations held cash and cash equivalents totaling approximately $21.3 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Our evaluation excluded MediaMiser which was acquired on July 28, 2014. At June 30, 2015, MediaMiser had $8.8 million of total assets. For the quarter ended June 30, 2015, the Company’s condensed consolidated statement of operations included total revenue associated with MediaMiser of $1.1 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

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

4.1 Specimen Stock Certificate

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

INNODATA INC.

Date:	August 7, 2015	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 7, 2015	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

