Form 10-Q
period 2015-09-30
INNODATA INC
filed 2015-11-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 30, 2015 was 25,484,271.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2015

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,921	$24,216
Accounts receivable, net	9,146	10,445
Prepaid expenses and other current assets	2,901	3,020
Deferred income taxes	291	254
Total current assets	37,259	37,935

Property and equipment, net	4,941	5,915
Other assets	2,365	2,718
Deferred income taxes	1,445	1,397
Intangibles, net	4,246	5,261
Goodwill	1,506	1,635
Total assets	$51,762	$54,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,289	$1,271
Accrued expenses	3,169	3,427
Accrued salaries, wages and related benefits	5,030	4,464
Income and other taxes	1,310	1,325
Current portion of long term obligations	1,527	1,606
Deferred income taxes	62	75
Total current liabilities	12,387	12,168

Deferred income taxes	748	879
Long term obligations	4,538	5,540
Commitments and contingencies
Non-controlling interests	(3,361)	(2,949)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,068,000 shares issued and 25,484,000 outstanding at September 30, 2015 and 26,881,000 shares issued and 25,337,000 outstanding at December 31, 2014	270	268
Additional paid-in capital	24,064	22,780
Retained earnings	18,517	20,750
Accumulated other comprehensive loss	(1,013)	(287)
	41,838	43,511
Less: treasury stock, 1,584,000 shares at September 30, 2015 and 1,544,000 shares at December 31, 2014, at cost	(4,388)	(4,288)
Total stockholders’ equity	37,450	39,223
Total liabilities and stockholders’ equity	$51,762	$54,861

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2015	2014

Revenues	$15,135	$14,804
Operating costs and expenses:
Direct operating costs	10,452	10,673
Selling and administrative expenses	3,941	4,284
Interest expense (income), net	6	(33)
Totals Totals	14,399	14,924
Income (loss) before income taxes	736	(120)
Provision for income taxes	462	306
Net income (loss)	274	(426)
Loss attributable to non-controlling interests	132	207
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$406	$(219)
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$0.02	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	25,455	25,294

Comprehensive loss:
Net income (loss)	$274	$(426)
Pension liability adjustment, net of taxes	10	9
Change in fair value of derivatives, net of taxes	(426)	(559)
Foreign currency translation adjustment, net of taxes	(393)	(191)
Other Comprehensive loss	(809)	(741)
Total Comprehensive loss	(535)	(1,167)
Comprehensive loss attributed to non-controlling interest	132	207
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(403)	$(960)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2015	2014

Revenues	$43,000	$43,184
Operating costs and expenses:
Direct operating costs	32,567	32,283
Selling and administrative expenses	12,354	11,935
Interest income, net	(39)	(64)
Totals Totals	44,882	44,154
Loss before income taxes	(1,882)	(970)
Provision for income taxes	763	513
Net loss	(2,645)	(1,483)
Loss attributable to non-controlling interests	412	790
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,233)	$(693)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.09)	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	25,377	25,197

Comprehensive loss:
Net loss	$(2,645)	$(1,483)
Pension liability adjustment, net of taxes	30	29
Change in fair value of derivatives, net of taxes	57	351
Foreign currency translation adjustment, net of taxes	(813)	(191)
Other Comprehensive income (loss)	(726)	189
Total Comprehensive loss	(3,371)	(1,294)
Comprehensive loss attributed to non-controlling interest	412	790
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(2,959)	$(504)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014

Cash flow from operating activities:
Net loss	$(2,645)	$(1,483)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,113	2,150
Stock-based compensation	800	846
Deferred income taxes	(218)	(271)
Pension cost	397	542
Changes in operating assets and liabilities:
Accounts receivable	1,152	3,745
Prepaid expenses and other current assets	111	(53)
Other assets	69	524
Accounts payable and accrued expenses	(86)	90
Accrued salaries, wages and related benefits	566	(59)
Restricted shares withheld for taxes	-	(37)
Income and other taxes	7	(188)
Net cash provided by operating activities	2,266	5,806

Cash flow from investing activities:
Capital expenditures	(466)	(1,797)
Acquisition of business	-	(3,225)
Net cash used in investing activities	(466)	(5,022)

Cash flow from financing activities:
Proceeds from equipment financing	-	859
Proceeds from exercise of stock options	-	351
Payment of long term obligations	(848)	(652)
Purchase of treasury stock	(100)	-
Net cash provided by (used in) financing activities	(948)	558

Effect of exchange rate changes on cash and cash equivalents	(147)	(62)

Net increase in cash and cash equivalents	705	1,280

Cash and cash equivalents, beginning of period	24,216	24,752

Cash and cash equivalents, end of period	$24,921	$26,032

Supplemental disclosures of noncash investing and financing activities:
Cash paid for income taxes	$768	$828
Vendor financed software licenses acquired	$-	$1,205

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(2,233)	-	-	(2,233)
Stock-based compensation	-	-	800	-	-	-	800
Issuance of common stock upon exercise of stock options	187	2	484	-	-	-	486
Pension liability adjustments, net of taxes	-	-	-	-	30	-	30
Foreign currency translation adjustment, net of taxes	-	-	-	-	(813)	-	(813)
Change in fair value of derivatives, net of taxes	-	-	-	-	57	-	57
Purchase of treasury stock	(40)	-	-	-	-	(100)	(100)
September 30, 2015	25,484	$270	$24,064	$18,517	$(1,013)	$(4,388)	$37,450

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net loss	-	-	-	(693)	-	-	(693)
Stock-based compensation	-	-	846	-	-	-	846
Issuance of common stock upon exercise of stock options	288	2	328	-	-	-	330
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(1,653)	-	-	-	(1,653)
Pension liability adjustments, net of taxes	-	-	-	-	29	-	29
Foreign currency translation adjustment, net of taxes	-	-	-	-	(191)	-	(191)
Change in fair value of derivatives, net of taxes	-	-	-	-	351	-	351
September 30, 2014	25,336	$268	$22,470	$21,031	$(503)	$(4,288)	$38,978

See notes to condensed consolidated financial statements

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of September 30, 2015, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2015, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, cash flows and stockholders’ equity for the nine months ended September 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Recent Accounting Pronouncements-In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its condensed consolidated financial statements.

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

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands) and consist of the following:

	September 30,	December 31,
	2015	2014
Equipment	$13,666	$13,719
Software	5,042	4,863
Furniture and equipment	2,351	2,348
Leasehold improvements	4,952	4,919
Total	26,011	25,849
Less: accumulated depreciation and amortization	(21,070)	(19,934)
	$4,941	$5,915

Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense of property and equipment was approximately $1.5 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The purchase price for the acquisition aggregated $5.2 million of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt-free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.5 million was paid by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock; and $0.6 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration, if earned, is payable in May 2017 in cash, or at the Company’s option, in up to 70% in Innodata Inc.’s common stock, with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of September 30, 2015 was $0.5 million, and the Company has recorded this amount in accrued expenses on the condensed consolidated financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2014 (amount in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues:
As reported	$14,804	$43,184
Proforma	$15,104	$45,632

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(219)	$(693)
Proforma	$(160)	$(826)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)
Proforma	$(0.01)	$(0.03)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(129)
Balance as of September 30, 2015	$1,506

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of December 31, 2014	$2,369	$2,439	$596	$50	$5,454
Foreign currency translation	(317)	(327)	(32)	(7)	(683)
Balance as of September 30, 2015	$2,052	$2,112	$564	$43	$4,771

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of December 31, 2014	$98	$84	$11	$-	$193
Amortization expense	168	144	69	4	385
Foreign currency translation	(27)	(23)	(3)	-	(53)
Balance as of September 30, 2015	$239	$205	$77	$4	$525

Amortization expense relating to acquisition-related intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense relating to acquisition-related intangible assets was $0.4 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets subsequent to September 30, 2015 is as follows (in thousands):

Year	Amortization
2016	$474
2017	$474
2018	$474
2019	$474
2020	$427
Thereafter	$1,923
$4,246

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.2 million as of September 30, 2015 and approximately $1.8 million as of December 31, 2014. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million as of September 30, 2015 and approximately $0.6 million at December 31, 2014. The unrecognized tax benefits as of September 30, 2015 and December 31, 2014, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2015 (amounts in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Unrecognized tax benefits
Balance - January 1, 2015	$1,760
Decrease for tax position settled for prior years	(588)
Increase for tax position in prior years	27
Foreign currency revaluation	6
Balance - September 30, 2015	$1,205

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2014.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, one of the Company’s Indian subsidiaries received a tax assessment approximating $260,000, including interest, through September 30, 2015, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right. In June 2015, the Indian Bureau of Taxation completed the audit and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2003. The Company had previously recorded a tax provision amounting to $260,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $300,000, including interest, through September 30, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In June 2015, the Indian Bureau of Taxation completed the audit for the fiscal tax year ended March 31, 2005 and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2005. The Company had previously recorded a tax provision amounting to $284,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $481,000 including interest through September 30, 2015. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. Based on recent experience, management believes that the tax provision of $481,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2012. The ultimate outcome for the fiscal year ended March 31, 2012 cannot be determined at this time. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of September 30, 2015, the Company recorded a tax provision amounting to $151,000 including interest for such year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $273,000 including interest through September 30, 2015, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

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

Foreign Currency - To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk of foreign currency fluctuation on the non U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of September 30, 2015, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of September 30, 2015, the net book value of the property and equipment was $0.5 million.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,641,857	$3.05
Granted	-	-
Exercised	-	-
Forfeited/Expired	(251,711)	2.71
Outstanding at September 30, 2015	3,390,146	$3.08	4.08	$-

Exercisable at September 30, 2015	1,299,732	$3.18	2.66	$-

Vested and Expected to Vest at September 30, 2015	1,299,732	$3.18	2.66	$-

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

A summary of restricted shares under the Company’s stock plans as of September 30, 2015, and changes during the period then ended, are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2015	7,500	$2.59
Granted	-	-
Vested	(7,500)	2.59
Forfeited/Expired	-	-
Unvested at September 30, 2015	-	$-

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2015 totaled approximately $1.0 million. The weighted-average period over which these costs will be recognized is fifteen months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Direct operating costs	$98	$107	$293	$283
Selling and administrative expenses	143	195	507	563
Total stock-based compensation	$241	$302	$800	$846

There were no options exercised in the nine months ended September 30, 2015.

8.	Long term obligations

Total long-term obligations as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014

Vendor obligations
Capital lease obligations (1)	$464	$656
Deferred lease payments (2)	710	792
Microsoft licenses (3)	348	759

Acquisition related liability (4)	1,030	1,735

Pension obligations
Accrued pension liability	3,513	3,204
	6,065	7,146
Less: Current portion of long term obligations	1,527	1,606
Totals	$4,538	$5,540

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment for a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of September 30, 2015, the Company had made $0.5 million in lease payments under the sale leaseback agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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
$1,205

(4) Amount represents a $0.6 million portion of the purchase price consideration for the acquisition of MediaMiser to be paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of September 30, 2015 was $0.5 million.

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2015, and reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2015	$517	$146	$(867)	$(204)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(486)	(393)	(879)
Total other comprehensive income (loss) before reclassifications, net of taxes	517	(340)	(1,260)	(1,083)
Net amount reclassified to earnings	10	60		70
Balance at September 30, 2015	$527	$(280)	$(1,260)	$(1,013)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2014	$(96)	$334	$-	$238
Other comprehensive income before reclassifications, net of taxes	-	(327)	(191)	(518)
Total other comprehensive income (loss) before reclassifications, net of taxes	(96)	7	(191)	(280)
Net amount reclassified to earnings	9	(232)	-	(223)
Balance at September 30, 2014	$(87)	$(225)	$(191)	$(503)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes		(81)	(813)	(894)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	(418)	(1,260)	(1,181)
Net amount reclassified to earnings	30	138		168
Balance at September 30, 2015	$527	$(280)	$(1,260)	$(1,013)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income before reclassifications, net of taxes	-	202	(191)	11
Total other comprehensive loss before reclassifications, net of taxes	(116)	(374)	(191)	(681)
Net amount reclassified to earnings	29	149	-	178
Balance at September 30, 2014	$(87)	$(225)	$(191)	$(503)

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

The IADS segment performs advanced data analysis and operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to certain financial services institutions.

In July 2014, the Company acquired MediaMiser, an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. Both these businesses constitute the Company’s MIS Segment.

A significant portion of the Company’s revenues are generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Content Services	$13,474	$14,032	$38,035	$42,162
IADS	484	115	1,434	365
MediaMiser	1,177	657	3,531	657
Total Consolidated	$15,135	$14,804	$43,000	$43,184

Income (loss) before provision for income taxes(1):
Content Services	$2,534	$1,950	$3,596	$4,821
IADS	(1,496)	(1,961)	(4,590)	(5,682)
MediaMiser	(302)	(109)	(889)	(109)
Total Consolidated	$736	$(120)	$(1,883)	$(970)

Income (loss) before provision for income taxes(2):
Content Services	$1,892	$1,436	$1,755	$3,369
IADS	(861)	(1,447)	(2,773)	(4,230)
MediaMiser	(295)	(109)	(865)	(109)
Total Consolidated	$736	$(120)	$(1,883)	$(970)

	September 30, 2015	December 31, 2014
Total assets:
Content Services	$42,815	$46,681
IADS	623	540
MediaMiser	8,324	7,640
Total Consolidated	$51,762	$54,861

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

United States	$7,275	$7,424	$20,478	$23,169
United Kingdom	2,520	2,540	6,771	7,824
The Netherlands	2,514	2,404	7,274	6,520
Canada	1,472	984	4,298	1,694
Other - principally Europe	1,354	1,452	4,179	3,977
	$15,135	$14,804	$43,000	$43,184

Long-lived assets as of September 30, 2015 and December 31, 2014, respectively, by geographic region, are comprised of (in thousands):

	September 30,	December 31,
	2015	2014

United States	$1,171	$1,600

Foreign countries:
Philippines	1,685	2,081
India	1,740	2,136
Sri Lanka	701	890
Canada	5,360	6,061
Israel	34	29
Germany	2	14
Total foreign	9,522	11,211
	$10,693	$12,811

Three clients generated approximately 44% of the Company’s total revenues for the three months ended September 30, 2015 and 42% of the Company’s total revenues for the three months ended September 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 50%, respectively, of the Company’s total revenues.

Two clients generated approximately 34% of the Company’s total revenues for the nine months ended September 30, 2015 and 32% of the Company’s total revenues for the nine months ended September 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 46%, respectively, of the Company’s total revenues.

As of September 30, 2015, approximately 59% of the Company's accounts receivable was from foreign (principally European) clients and 62% of accounts receivable was due from four clients. As of December 31, 2014, approximately 49% of the Company's accounts receivable was from foreign (principally European) clients and 58% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

11.	Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$406	$(219)	$(2,233)	$(693)

Weighted average common shares outstanding	25,455	25,294	25,377	25,197
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,455	25,294	25,377	25,197

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

Options to purchase 3.4 million shares and 1.4 million shares of common stock for the three months ended September 30, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2014 does not include 2.2 million potential common shares, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

Options to purchase 2.6 million shares and 1.4 million shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the nine months ended September 30, 2015 and 2014 does not include 0.8 million and 2.2 million potential common shares, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2015 and December 31, 2014 was $18.6 million and $19.4 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance Sheet Location	Fair Value
		2015	2014
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$280	$337

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net gain (loss) recognized in OCI(1)	$(486)	$(327)	$(81)	$202
Net gain (loss) reclassified from accumulated OCI into income(2)	$(60)	$232	$(138)	$(149)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI").

(2)Effective portion classified within direct operating cost.

(3)There were no effective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2015 and December 31, 2014, because of the relative short maturity of these instruments.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

•      Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table sets forth the assets and liabilities as of September 30, 2015 and December 31, 2014 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$280	$-

Contingent Considerations	$-	$-	$470

December 31, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$337	$-

Contingent Considerations	$-	$-	$553

The following table summarizes the change in fair value of the Level 3 liability for the nine months ended September 30, 2015:

Balance at December 31, 2014	553
Effect of foreign currency translation adjustment	(83)
Balance at September 30, 2015	470

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2015 and December 31, 2014 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to September 30, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of September 30, 2015 and December 31, 2014 was $0.5 million and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

For the nine months ended September 30, 2015, the Company had no transfers between Level 1, Level 2 and Level 3. The change in fair value of the Level 3 liability is on account of foreign currency fluctuation.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of September 30, 2015 we owned 90% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues since their inception in 2011. Our investment net of revenues in these subsidiaries in the third quarter of 2015 was approximately $0.9 million (consisting mainly of operating expenses). Our cumulative investment, net of revenues in these subsidiaries as of September 30, 2015 was $29.8 million, consisting of $22.8 million in operating expenses and $7.0 million in capital expenditures. We wrote off all of the fixed assets of Synodex in the third quarter of 2013 and docGenix in the fourth quarter of 2012 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.7 to $1.0 million per quarter.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$406	$(219)	$(2,233)	$(693)
Depreciation and amortization	677	759	2,113	2,150
Stock-based compensation	241	302	800	846
Provision for income taxes	462	306	763	513
Interest expense (income), net	6	(33)	(39)	(64)
Non-controlling interests	(132)	(207)	(412)	(790)
Adjusted EBITDA	$1,660	$908	$992	$1,962

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser from July 29, 2014. We acquired Bulldog Reporter on December 23, 2014. The Results of Operations reflect the operations of Bulldog Reporter from December 24, 2014.

Three Months Ended September 30, 2015 and 2014

Revenues

Total revenues were $15.1 million for the three months ended September 30, 2015 compared to $14.8 million for the three months ended September 30, 2014, an increase of $0.3 million or approximately 2%.

Revenues from the CS segment were $13.4 million and $14.0 million for the three months ended September 30, 2015 and 2014, respectively, a decline of $0.6 million or approximately 4%. This decline primarily reflects lower volumes in several projects, and project completions, that were offset in part by an increase in revenues from other projects. Revenues from the IADS segment were $0.5 million for the three months ended September 30, 2015 and $0.1 million for the three months ended September 30, 2014. The increase is primarily attributable to an increase in the number of Synodex clients. Revenues from the MIS segment were $1.2 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively.

Three clients generated approximately 44% of our total revenues for the three months ended September 30, 2015 and 42% of our total revenues for the three months ended September 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 50%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $10.5 million and $10.7 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.2 million or 2%.

Direct operating costs for the CS segment were approximately $8.9 million and $9.2 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 million or 4%. The decline reflects a decline in CS revenues for existing projects during the 2015 period offset in part by approximately $200,000 in ramp-up costs on a new project for a European publisher. Direct operating costs for the IADS segment were $1.0 million for the three months ended September 30, 2015 and $1.1 million for the three months ended September 30, 2014, net of intersegment profits. Direct operating costs for the MIS segment were $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively.

Direct operating costs as a percentage of total revenues declined to 69% for the three months ended September 30, 2015 compared to 72% for the three months ended September 30, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 66% for both the three months ended September 30, 2015 and 2014.

Selling and Administrative Expenses

Selling and administrative expenses were $3.9 million for the three months ended September 30, 2015 compared to $4.3 million for the three months ended September 30, 2014, a decrease of $0.4 million or approximately 8%. Selling and administrative expenses as a percentage of total revenues decreased to 26% for the three months ended September 30, 2015 compared to 29% for the three months ended September 30, 2014.

Selling and administrative expenses for the CS segment were $2.8 million and $3.4 million in these respective periods. Selling and administrative expenses for the IADS segment for the respective periods were $0.3 million and $0.5 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $0.8 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively.

The decline in selling and administrative expenses for the CS segment in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to cost optimization in an amount of $0.4 million. In addition, we recorded a provision for doubtful account amounting to $0.2 million in the three months ended September 30, 2014. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were approximately 20% and 24% for the three months ended September 30, 2015 and 2014, respectively.

Income Taxes

For the three months ended September 30, 2015 and 2014, we recorded a recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Income (Loss)

We generated net income of $0.4 million during the three months ended September 30, 2015 compared to a net loss of $0.2 million during the three months ended September 30, 2014.

Net income for the CS segment was $1.6 million for the three months ended September 30, 2015, compared to net income of $1.4 million for the three months ended September 30, 2014, net of intersegment profits. This change is primarily on account of a decrease in direct operating costs and sales and administrative expenses, partially offset by a decline in revenues.

Net loss for the IADS segment was $0.9 million for the three months ended September 30, 2015 compared to $1.5 million for the three months ended June 30, 2014, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.3 million for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2015 was $1.7 million compared to $0.9 million for the three months ended September 30, 2014, an increase of $0.8 million. Adjusted EBITDA for the CS segment was $2.7 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $0.3 million or approximately 13%. Adjusted EBITDA was a loss of $0.9 million and a loss of $1.4 million for the IADS segment for the three months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA was a loss of $0.1 million for the three months ended September 30, 2015 for the MIS segment.

Nine Months Ended September 30, 2015 and 2014

Revenues

Total revenues were $43.0 million for the nine months ended September 30, 2015 compared to $43.2 million for the nine months ended September 30, 2014, a decline of $0.2 million or approximately 0.4%.

Revenues from the CS segment were $38.0 million and $42.2 million for the nine months ended September 30, 2015 and 2014, respectively, a decline of $4.2 million or approximately 10%. This decline is primarily attributable to a decline in e-book related services from one client, lower volumes in several projects and project completions. The decline was partially offset by an increase in revenues from other clients. Revenues from the IADS segment were $1.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to an increase in the number of Synodex clients. Revenues from the MIS segment were $3.6 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Two clients generated approximately 34% of our total revenues for the nine months ended September 30, 2015 and 32% of our total revenues for the nine months ended September 30, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2015 and 2014, revenues from non-U.S. clients accounted for 52% and 46%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $32.6 million and $32.3 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.3 million or approximately 1%.

Direct operating costs for the CS segment were $27.5 million and $28.6 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1.1 million or 4%. The decline reflects a decline in CS revenues for existing projects during the 2015 period offset in part by approximately $700,000 in ramp-up costs on a new project for a European publisher. Direct operating costs for the IADS segment were $3.1 million for the nine months ended September 30, 2015 and $3.3 million for the nine months ended September 30, 2014, net of intersegment profits. Direct operating costs for the MIS segment were $2.0 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Direct operating costs as a percentage of total revenues was 76% for the nine months ended September 30, 2015 and 75% for the nine months ended September 30, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 72% for the nine months ended September 30, 2015 compared to 68% for the nine months ended September 30, 2014. The increase in direct operating costs for the CS segment as a percentage of CS segment revenues was principally attributable to the approximately $700,000 in ramp up costs of the European project mentioned in the preceding paragraph.

Selling and Administrative Expenses

Selling and administrative expenses were $12.4 million for the nine months ended June 30, 2015 compared to $12.0 million for the nine months ended September 30, 2014, an increase of $0.4 million or approximately 4%. Selling and administrative expenses as a percentage of total revenues increased to 29% for the nine months ended September 30, 2015 compared to 28% for the nine months ended September 30, 2014.

Selling and administrative expenses for the CS segment were $8.7 million and $10.3 million in these respective periods. Selling and administrative expenses for the IADS segment were $1.2 million and $1.3 million, respectively, net of intersegment profits. Selling and administrative expenses for the MIS segment were $2.5 million and 0.4 million for the nine months ended September 30, 2015.

The decline in selling and administrative expenses for the CS segment in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to the following; cost optimization, provision for doubtful account amounting to $0.2 million recorded in the nine months ended September 30, 2014 and a reversal of an accrual for incentive compensation payments to executive officers during the nine months ended September 30, 2015. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were approximately 23% and 24% for each of the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

For the nine months ended September 30, 2015 and 2014, we recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduces our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the nine months ended September 30, 2015, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary. For the nine months ended September 30, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Loss

We generated a net loss of $2.2 million during the nine months ended September 30, 2015 compared to net loss of $0.7 million during the nine months ended September 30, 2014.

Net income for the CS segment was $1.5 million for the nine months ended September 30, 2015, compared to net income of $3.6 million for the nine months ended September 30, 2014, net of intersegment profits. This change is primarily on account of decrease in direct operating costs and selling and administrative expenses, partially offset by a decline in revenues.

Net loss for the IADS segment was $2.8 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.9 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2015 was $1.0 million compared to $2.0 million for the nine months ended September 30, 2014, a decline of $1.0 million. Adjusted EBITDA for the CS segment was $4.2 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively, a decline of $2.0 million or approximately 32%. Adjusted EBITDA was a loss of $2.8 million and a loss of $4.2 million for the IADS segment for the nine months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA was a loss of $0.4 million for the nine months ended September 30, 2015 for the MIS segment. The MIS segment was a break-even at the Adjusted EBITDA level for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$24,921	$24,216
Working Capital	24,872	25,767

At September 30, 2015 we had cash and cash equivalents of $24.9 million, of which $22.8 million was held by our foreign subsidiaries located in Asia and $2.1 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of September 30, 2015 our intent is to permanently reinvest these funds outside the United States.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS, which are expected to be at the rate of $0.7 million to $1.0 million per quarter in the immediate future, (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of September 30, 2015, we had working capital of $24.9 million, as compared to working capital of approximately $25.7 million as of December 31, 2014.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we may curtail our continuing investments in our IADS segment if these funds are insufficient and outside financing is not available on terms we find attractive.

In October 2015, we filed a shelf registration statement on Form S-3, which will give us the ability to offer from time to time up to an aggregate of $70 million of securities, which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2015 was $2.3 million, resulting from a net loss of $2.6 million, adjustments for non-cash items of $3.1 million, and $1.8 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $2.1 million for depreciation and amortization and stock option expense of $0.8 million. Working capital activities primarily consisted of a source of cash of $1.2 million as a result of net collections of accounts receivable and a source of cash of $0.6 million for a decrease in accrued salaries, wages and related benefits.

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

Our days’ sales outstanding (DSO) for the nine months ended September 30, 2015 was approximately 62 days as compared to 69 days for the year ended December 31, 2014. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2015 cash used in our investing activities for capital expenditures was $0.5 million that principally consisted of purchases of technology equipment, including workstations and software. For the nine months ended September 30, 2014 cash used in our investing activities for capital expenditures was $5.0 million. These expenditures consisted of $3.2 million paid to acquire MediaMiser in July 2014 and capital expenditures of $1.8 million principally for the purchase of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the IADS segment. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.0 to $3.0 million, a portion of which we may finance.

Net Cash Provided By (Used in) Financing Activities

For the nine months ended September 30, 2015, cash used in financing activities was comprised of total payments of long-term obligations of $0.9 million and repurchasing of 40,000 shares of our common stock at a cost of approximately $0.1 million at a volume-weighted average price of $2.46 per share. The repurchase was made under the 2011 authorization previously approved by the Board of Directors.

For the nine months ended September 30, 2014, cash provided by financing activities comprise of the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million, total payments of long-term obligations of $0.7 million and proceeds from the exercise of stock options of $0.4 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2015 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease	$603	$385	$218
Vendor obligations	348	348	-
Non cancelable operating leases	89	71	18
Acquisition related liability (1)	1,030	560	470
Total contractual cash obligations	$2,070	$1,364	$706	$-	$-

(1) Amount represents a portion of the purchase price consideration for acquisition of MediaMiser as follows: $0.6 million to be paid by us on July 28, 2016 in shares of Innodata Inc.’s common stock, or at our option, in cash. In addition, we agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to June 30, 2017. The fair value of the contingent consideration as of September 30, 2015 was $0.5 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus as of September 30, 2015 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $18.6 million as of September 30, 2015. The total unrealized loss on the outstanding hedges was $0.3 million as of September 30, 2015.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.7 million as of September 30, 2015. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.1 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of September 30, 2015, our foreign locations held cash and cash equivalents totaling approximately $22.8 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2015.

We purchased approximately 40,700 shares of our common stock, for a total cost of approximately $0.1 million, during the three months ended September 30, 2015, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

July 1-31, 2015				$2,000,000
August 1-31, 2015	26,200	$2.51	26,200	$1,934,000
September 1-30, 2015	14,500	$2.35	14,500	$1,900,000

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

See note 3. Acquisition for information on 187,700 shares of common stock that the Company issued on July 28, 2015 as a MediaMiser purchase price payment. The issuance was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) thereof.

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

INNODATA INC.

Date:	November 6, 2015	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 6, 2015	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer