Form 10-K
period 2015-12-31
INNODATA INC
filed 2016-03-14
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2015) was $63,313,358.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of February 12, 2016 was 25,445,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC

Form 10-K

For the Year Ended December 31, 2015

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 with minimal revenue to date, that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties set forth in “Risk Factors” in this Form 10-K or indicated from time to time in our other filings with the Securities and Exchange Commission.

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

Item 1. Business.

Business Overview

Innodata (NASDAQ: INOD) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of 5,000 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

Information Product Development

We help our clients develop high-value information products. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information. Information and publishing is a $766 billion industry consisting of more than 7,000 publishers, information providers and software service firms worldwide. Many of our clients specialize in the scientific, technical and medical (STM) segment (estimated revenues of $33.7 billion) and the legal and regulatory (L&R) segment (estimated revenues of $21.2 billion)1.

Both STM and L&R publishers make some or all of their revenues from the sale of information products created from the primary and secondary data produced by professionals and researchers (in the case of STM) or courts, legislatures, administrative bodies and rule-making institutions (in the case of L&R).

1 Outsell Inc. (October 1, 2015). “Information Industry Outlook 2016.”

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

For example, for a leading provider of networking equipment, we provided digital enhancement and related production systems support for its product guides, release notes, configurations guides, installation guides and other documents.

For an $8 billion leading provider of financial and news information, we aggregate public source documentation from a variety of government agencies, which we transform, analyze and extract in order to support a real-time, high-value information product.

For a leading wholesale textbook distributor, we provided support and maintenance for its digital book platform, including its customizable bookshelf and eReader applications and its conversion and fulfillment processes.

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

IADS operates through two subsidiaries: Synodex and docGenix. As of December 31, 2015 we owned 90% of Synodex and 94% of docGenix.

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

At the end of 2015, Synodex had 8 clients, including RGA Reinsurance Company, the principal operating subsidiary of Reinsurance Group of America, Incorporated (NYSE: RGA), one of the top 10 largest providers of life reinsurance in the world according to A.M. Best, and John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. RGA announced its strategic relationship with Synodex in 2014 for the purpose of using Synodex's APS.Extract® data and incorporating other Synodex data into its product offerings. John Hancock Insurance announced its strategic relationship with Synodex in 2015 for the purpose of licensing a customized version of Synodex's proprietary software and utilizing Synodex services to streamline internal business processes. Synodex is engaged in business discussions with other reinsurance companies and insurance carriers that have expressed interest in utilizing its services. We are planning market testing and commercial release of our APS.Extract® 4.0 system in the first half of 2016.

The main focus of the docGenix business is the extraction and classification of data from unstructured legal documents in order to improve an organization’s ability to analyze documentation and feed actionable data to downstream applications.

We offer docGenix services to banks and hedge funds. One of our clients, a large New York-based global investments company party to more than 5,000 derivative contracts, utilizes the docGenix service and software platforms to monitor and react to market changes and counterparty and collateral changes and to comply with increasing regulatory requirements. Prior to utilizing docGenix, these were slow and resource-intensive activities because contract creation, storage and retrieval processes were all still paper or image based. Using docGenix’s system, complex derivative contracts are transformed into machine readable, computer-addressable data that is down-streamed to risk collateral and other mission-critical systems, and users can perform multi-dimensional, complex queries instantaneously.

In 2015, our investment net of revenues in these subsidiaries was approximately $3.7 million (consisting of $3.4 million in operating expenses and $0.3 million in capital expenses). The Company wrote off all of the fixed assets of IADS in the third quarter of 2013 and has expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries at the combined rate of $0.8 to $1.0 million per quarter.

Media Intelligence Solutions (MIS) Segment

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

Bulldog Reporter supplies media intelligence news and analysis to public relations and corporate communications professionals with the mission of helping these practitioners achieve competitive performance. Bulldog Reporter publishes the industry’s well-known trade journal, Bulldog Reporter’s Daily Dog. In addition, it publishes a daily online newsletter—Inside Health Media—that focuses on media relations, and it provides media list and media intelligence services through its Media Pro online directory. Bulldog Reporter presents industry awards competitions—the Bulldog Awards—which recognize excellence in multiple categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding professional performance.

Our Global Operations

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Both Innodata and Synodex are U.S. Safe Harbor registered entities that adhere to both the European Union and the Switzerland Safe Harbor Frameworks on the protection of personal data. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Clients

Two clients in our CS segment each generated more than 10% of our total revenues in the fiscal year ended 2015. Revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $10.0 million or 17% of total revenues, and revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $9.6 million, or 16.3% of total revenues. No other client generated more than 10% of our total revenues in 2015. These two clients together generated approximately 33%, 31% and 26% of our total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 51%, 47% and 35% of our total revenues for these respective fiscal years.

We have long-standing relationships with many of our clients, and we have provided services to the two clients mentioned in the preceding paragraph for over ten years. Our track record of delivering high-quality services helps us to solidify client relationships. Many of our clients are recurring clients, meaning that they have continued to provide additional projects to us after our initial engagement with them.

Our contractual arrangements with the RE Clients during 2015 consisted of four master services agreements (“MSAs”) and separately agreed to statements of work (“SOWs”) for specific services. Three of the MSAs have indefinite terms, and the fourth MSA has a term that ends on the expiration date of all SOWs issued under that MSA. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate certain individual SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate three of the MSAs on notice periods of 180 days, and the fourth on a notice period of three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2015 consisted of five MSAs and separately agreed to SOWs for specific services. Three MSAs have indefinite terms, one MSA continues in effect until the completion of all services performed under the MSA, and the fifth MSA has a term that ends on the later of March 2017 or the expiration date of all SOWs issued under the MSA. WK Clients may terminate certain MSAs on notice periods ranging from 30 days to three months, and they may terminate certain individual SOWs on notice periods ranging from 10 days to six months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate certain of the MSAs on notice periods ranging from 30 days to three months, and it may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject to their requirements.

Competitive Strengths

Our expertise in digital data.  We are primarily focused on helping clients across multiple vertical industries by supplying enriched digital data at a lower cost which is either incorporated in clients’ information products or used for enhancing decision-support systems. We also help clients build new information or data products.

Our focus on quality.   We have achieved a reputation with our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we have delivery centers. Our quality assurance teams are compliant and certified to the ISO 9001:2008 quality management system standards.

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

Our internal infrastructure.   We utilize established facilities, technology and communications infrastructure to support our business model.  We own and operate some of the most advanced delivery centers in the world, which are linked by multi-redundant data connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks and data centers – is configured with industry standard redundancy, often with more than one backup to help ensure 24x7 availability.  Our infrastructure is built to accommodate advanced tools, processes and technologies that support our content and technical experts. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including managed firewalls and intrusion services.

Sales and Marketing

For our CS and IADS segments, we market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily from various locations in the U.S. and for our MIS segment we market and sell our services primarily from our office in Canada. Our corporate headquarters are located in Hackensack, New Jersey, just outside New York City. During 2015, we had four executive-level business development and marketing professionals and approximately 28 sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Sales activities include lead generation, nurturing leads, engaging in discussions with prospective customers to understand their needs, demonstrating our products, designing solutions, responding to requests for proposals, and managing account and client relationships and activities.

Personnel from our solutions analysis group, our client services group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of clients and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level support to our clients.

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

Primary marketing outreach activities include content marketing, event marketing (including exhibiting at trade shows, conferences and seminars), direct and database marketing, public and media relations (including speaking engagements and active participation in industry and technical standard bodies), and web marketing (including integrated marketing campaigns, search engine optimization, search engine marketing and the maintenance and continued development of external websites).

Research and Development

We did not incur any research and development costs in any of the three years ended December 31, 2015, 2014 or 2013 in our CS and IADS segments. Our MIS segment incurred research and development costs of $1.0 million and $0.6 million for the year ended December 31, 2015 and during the period from the date of acquisition (July 28, 2014) to December 31, 2014, respectively.

Competition

Our Content Services segment operates in a highly competitive, fragmented and intense market. Major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital.

We compete in this market by offering high-quality services and competitive pricing that leverage our technical skills, IT infrastructure, offshore model and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are technically challenging, are sizable in scope or scale, are continuing, or that require a highly fail-safe environment with technology redundancy.

The Synodex subsidiary of our IADS segment seeks to compete in the insurance data analysis industry with an initial focus on applying innovative technology to speed accurate decision making and to improve productivity in the processing of medical files for the life insurance industry. It was established in 2011 and is still evolving. Major competitors are Risk Righter, EMSI, Parameds, and Hooper Holmes, all of whom are large firms with established client bases. We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs.

For our MIS segment, our primary competitors are companies such as Meltwater, Cision, Infomart, Intelligent I.Q. and Custom Scoop, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases.

Locations

We are headquartered in Hackensack, New Jersey, just outside New York City. Our MIS business is headquartered in Ottawa, Canada. We have nine delivery centers in the Philippines, India, Sri Lanka, Germany and Israel.

Employees

As of December 31, 2015, we employed approximately 90 persons in the United States and Canada, and over 5,000 persons in nine global delivery centers in the Philippines, India, Sri Lanka, Germany and Israel. As of December 31, 2015 approximately 250 of our employees were dedicated to the IADS segment, and 90 of our employees were dedicated the MIS segment. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients in our CS segment generated approximately 33%, 31% and 26% of our total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Another client in our CS segment accounted for less than 10% of our total revenues for the year ended December 31, 2015 but accounted for 10% and 11% of our total revenues for the years ended December 31, 2014 and 2013, respectively. A fourth client in our CS segment accounted for less than 10% of our total revenues for the years ended December 31, 2015 and 2014 but accounted for 15% of our total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2015, 2014 and 2013, revenues from non-US clients accounted for 51%, 47% and 35%, respectively, of our revenues. We may lose any of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

A portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed or otherwise terminated has adversely affected, and could in the future adversely affect, our revenues and results of operations.

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

A portion of our revenue is generated from projects which we characterize as recurring in nature. Projects that we characterize as recurring are nevertheless subject to termination.

Our operating performance is materially dependent on the continuation of these projects. However, we are exposed to risks where these projects could be terminated by our clients and we may not be able to replace these terminated projects with new recurring projects with similar profitability or clients may ask for a price reduction which could in the future adversely affect our revenue and results of operations.

Our solutions for the MIS segment are sold pursuant to subscription agreements, and if subscription clients elect either not to renew these agreements, or to renew these agreements for less expensive services, our revenues and results of operations will be adversely affected.

Our MIS segment derives its revenues primarily from subscription arrangements. Our clients may choose not to renew subscription agreements when they expire or may renew them at lower prices or for significantly narrower scope of work. If large numbers of existing subscription clients do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our revenues and results of operations will be adversely affected.

The Synodex and docGenix subsidiaries in our IADS segment have incurred significant losses since their inception in 2011.

We have invested significant amounts in the Synodex and docGenix subsidiaries of our IADS segment. Our cumulative investment net of revenues in these subsidiaries as of December 31, 2015 was $30.7 million, consisting of $23.7 million in operating expenses and $7.0 million in capital expenditures. In the third quarter of 2013 we wrote off all of the fixed assets of IADS, and we have expensed all investments in IADS since that date. During 2015, these subsidiaries generated approximately $2.1 million in revenues and incurred a net loss of $3.7 million net of inter-segment profits. Our operations and financial condition will be adversely affected if IADS fails to generate meaningful revenues and margins.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

In July 2014, we acquired MediaMiser Ltd., a Canada-based provider of automated, real-time traditional and social media monitoring services, and in December 2014, we acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc. We may pursue additional acquisitions, joint ventures or engage in strategic investments or partnerships to grow and enhance our capabilities. We cannot assure that we will successfully consummate any acquisitions or joint ventures, or profit by strategic investments, or achieve desired financial and operating results. Further, such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration with our current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any such venture we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its accounts receivable would adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2015, 68% or $6.3 million, of our accounts receivable was due from four clients. See “Liquidity and Capital Resources.”

In addition, we evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain specific allowances against doubtful receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we are unable to collect timely from our clients, our cash flows could be adversely affected.

Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $0.4 million in the third quarter of 2015 to a loss of approximately $1.8 million in the first quarter of 2015.

We experience fluctuations in our revenue and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely or on terms that are as attractive to us as the project that is being replaced. These and other factors may contribute to fluctuations in our results of operations from quarter to quarter.

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

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain pricing on our existing services and win new projects at profitable margins, or if we underestimate the costs or complexities of new projects and incur losses, our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including competition, volume fluctuations, productivity of employees and processes, the value our client derives from our services and general economic and political conditions.

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

We may not be able to obtain price increases that are necessary to offset the effect of wage inflation and other government mandated cost increases.

We have experienced wage inflation and other government mandated cost increases in the Asian countries where we have the majority of our operations. For example, the Government of India recently amended the Payment of Bonus Act with retroactive effect to April 2014 that resulted in a $0.4 million bonus accrual for certain India based employees in the fourth quarter of 2015, and is expected to have a $0.3 million annual impact on our costs going forward. In addition, we may experience adverse fluctuations in foreign currency exchange rates. These global events have put pressure on our profitability and our margins. Although we have tried to partially offset wage increases, foreign currency fluctuations and other such increases through price increases and improving our efficiency, we cannot ensure that we will be able to continue to do so in the future, which would negatively impact our results of operations.

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

Our new clients may sunset their products because of lack of sufficient revenues or declining revenues, and this may result in termination of our work for these clients.

As we obtain new opportunities and win new business, our clients may not generate the level of revenues that we initially anticipated at the time of signing a contract with them, or our clients may experience declining revenues with their existing products. This could be due to various reasons beyond our control, and it could lead to termination of projects or contracts. As we normally invest in people or technology and incur other costs in anticipation of revenues, any such deviation from our expected plan would impact our margins and earnings.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment or provide new service offerings, which may not succeed.

The information technology and consulting services industries are characterized by rapid technological change, evolving industry standards, changing client preferences, new product and service introductions and the emergence of new vendors with lean cost and flexible cost models. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot guarantee that we will be successful in developing new services, addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. We also cannot guarantee that we will be able to compete effectively with new vendors offering lean cost and flexible cost models, or that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We invest in developing and pursuing new service offerings from time to time. Our profitability could be reduced if these services do not yield the profit margins we expect, or if the new service offerings do not generate the planned revenues.

We have made and continue to make significant investments towards building-out new capabilities to pursue growth. These investments increase our costs, and if these services do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue proportionately, our profitability may be reduced, or we may incur losses.

We depend on third-party technology in the provision of our services.

We rely upon certain software that we license from third parties, including software integrated with our internally developed software used in the provision of our services. These third-party software licenses may not continue to be available to us on commercially reasonable or competitive terms, if at all. The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in the provision of our services until we develop, identify, license and integrate equivalent software. Any delay in the provision of our services could damage our business and adversely affect our results of operations. In addition, for our Synodex and docGenix subsidiaries of our IADS segment, we utilize third party data centers to serve our clients and generate revenue. Any disruption in provision of services from these data centers could result in loss of revenue, client dissatisfaction and loss of clients.

Our MIS segment relies on third parties to provide certain content for our solutions, and if those third-parties discontinue providing their content, our revenue and results of operations could be adversely affected.

Our MIS segment relies on third parties to provide or make available certain data for our information databases and our news and social media monitoring service. These third parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. In the event we are unable to use such third-party content or are unable to enter into agreements with new third parties, current clients may discontinue their relationship with us, and it may be difficult to acquire new clients.

Our businesses are reliant on key employees, and we may face high attrition in our talent. We may not be able to replace displaced talent with new talent on a timely basis or with equivalent skill sets.

Our businesses are subject to fierce competition for talent which could result in high attrition of our employees, or we may not be able to find the requisite talent to operate our businesses. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity. Our failure to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, fluctuations in our business may require that we lay off employees with possible negative effects on employee morale. We try to minimize these risks by actively promoting employee relationships and offering competitive salaries, but if we cannot mitigate these risks, our business and our operating performance could be adversely affected.

We compete in highly competitive markets.

The markets for our services are highly competitive. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do. If we fail to be competitive with these companies in the future, we may lose market share, which could adversely affect our revenues and results of operations.

There are relatively few barriers preventing companies from competing. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our services using their own personnel. If we are not able to compete effectively, our revenues and results of operations could be adversely affected.

We operate from multiple locations and our employees are very diverse so we have significant coordination risks.

We are headquartered in Hackensack, New Jersey, just outside New York City, and our Media Intelligence business is headquartered in Ottawa, Canada. We have nine delivery centers in the Philippines, India, Sri Lanka, Germany and Israel. Our employees are geographically dispersed as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts our ability to execute our business plans may be adversely affected.

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

We use a distributed global resource model. Our onshore workforce provides services from our North America and Canada offices, as well as from client sites; and our offshore workforce provides services from our nine overseas delivery centers in the Philippines, India, Germany, Sri Lanka and Israel. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete client projects on time, or provide services to our clients. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

Governmental and client focus on data security could increase our costs of operations. In addition, any incident in which we fail to protect our client’s information against security breaches may result in monetary damages against us, and termination of our engagement by our client, and may adversely impact our results of operations.

Certain laws and regulations regarding data privacy and security affecting our clients impose requirements regarding the privacy and security of information maintained by these clients, as well as notification to persons whose personal information is accessed by an unauthorized third party. As a result of any continuing legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. In addition, as part of the service we perform, we have access to confidential client data, including sensitive personal data. As a result, we are subject to numerous laws and regulations designed to protect this information. We may also be bound by certain client agreements to use and disclose the confidential client information in a manner consistent with the privacy standards under regulations applicable to such client. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, Canada and Germany, while our headquarters are in the United States, and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate tax authorities may exercise significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

•	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;

•	local competition, particularly in the Philippines, India and Sri Lanka;

•	imposition of public sector controls;

•	trade and tariff restrictions;

•	price or exchange controls;

•	currency control regulations;

•	foreign tax consequences;

•	labor disputes and related litigation and liability;

•	limitations on repatriation of earnings; and

•	changing laws and regulations, occasionally with retroactive effect.

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

By way of example, the value of the Euro and the Canadian dollar against the U.S. dollar declined significantly in 2015. Similarly, the Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

In the event that the government of India, the Philippines or the government of another country changes its tax policies, rules and regulations, our tax expense may increase and affect our effective tax rates.

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to the continual examination by tax authorities in India and in the Philippines, and the Company assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from what is reflected in historical income tax and indirect tax provisions and accruals, and could result in a material effect on the Company’s income tax provision, indirect tax expenses, net income or cash flows in the period or periods for which that determination is made. If additional taxes are assessed, it could have an adverse impact on our financial results.

In addition, changes in the tax rates, tax laws or the interpretation of tax laws in the jurisdiction where we operate, could affect our future results of operations.

In 2015 our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services our Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase our operating costs. The revenues of our Indian subsidiary in 2015 were $16.5 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

In 2016 our Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to us for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. We disagree with the basis of these appeals and are contesting them vigorously. We expect delays in receiving service tax refunds until the appeals are adjudicated with finality.

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

Certain of our foreign subsidiaries are subject to preferential tax rates or enjoy tax subsidies from the government. In addition, one of our foreign subsidiaries enjoys a tax holiday. These tax incentives provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction, or they may result in lowering our expenses. An expiration or termination of these incentives could substantially increase our worldwide effective tax rate, or increase our tax expense, thereby decreasing our net income and adversely affecting our results of operations.

Our earnings may be adversely affected if we change our intent not to repatriate our foreign earnings or if such earnings become subject to U.S. tax on a current basis.

Unremitted earnings of foreign subsidiaries that aggregated $35.4 million at December 31, 2015 except for $3 million in projected deemed dividend described below, have been included in the consolidated financial statements without giving effect to United States income taxes because as of December 31, 2015 we have no intent to remit these earnings to the United States. If we change our intent, we would be subject to United States income taxes on these earnings to the extent not offset by foreign tax credits.

In order to preserve cash in the United States, in the fourth quarter of 2015 the U.S. entity deferred $4.0 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend of approximately $1.0 million that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was set off against the net operating loss carryforwards of the U.S. entity. We adjusted the 2015 tax provision, deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect this transaction.

We project that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to our Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect the projected deferral in payments.

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

Any damage to our network and/or information systems would damage our ability to provide services, in whole or in part, and/or otherwise damage our operations  and could have an adverse effect on our business, financial condition or results of operations. Further, political tensions and escalation of hostilities in any of these countries could adversely affect our operations in these countries and therefore adversely affect our revenues and results of operations.

We have significant amounts of cash and cash equivalents and short term investments that are held by our operating foreign subsidiaries located in Asia. Any political uncertainly, unrest, disruption or natural calamities in any of these countries may restrict our access to these assets, which in turn could disrupt our business and financial condition.

Terrorist attacks or a war could adversely affect our results of operations.

Terrorist attacks and other acts of violence or war could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, acts of violence or war may make travel more difficult and may effectively curtail our ability to serve our clients' needs, any of which could adversely affect our results of operations.

We may face various risks associated with shareholder activists or shareholder demands for better performance.

There is no assurance that we will not be subject to shareholder activism or demands. Such activities could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees.

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

Our reputation could be damaged or our profitability could suffer if we do not meet the controls and procedures in respect of the services and solutions we provide to our clients, or if we contribute to our clients’ internal control deficiencies.

Our clients may perform audits or require us to perform audits, provide audit reports or obtain certifications with respect to the controls and procedures that we use in the performance of services for such clients, especially when we process data or information belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an appropriate certification or opinion with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, our profitability could suffer if our controls and procedures were to fail or to impair our client’s ability to comply with its own internal control requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Hackensack, New Jersey headquarters and ten overseas delivery centers in the Philippines, India, Sri Lanka, Canada, Germany and Israel, all of which are leased. The square footage of all our leased properties totals approximately 318,000.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 10, 2016, there were 80 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 2,866.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2015.

	Common Stock
	Sale Prices
2014	High	Low

First Quarter	$3.40	$2.46

Second Quarter	3.49	2.66

Third Quarter	3.30	2.84

Fourth Quarter	3.14	2.46

2015	High	Low

First Quarter	$3.05	$2.45

Second Quarter	2.80	2.55

Third Quarter	2.66	2.21

Fourth Quarter	2.96	2.11

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2015:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available For
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,970,146	$3.02	944,859

Equity compensation plans not approved by security holders	-	-	-

Total	3,970,146	$3.02	944,859

(1) 2013 Stock Plan, approved by the stockholders, see Note 10 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

We purchased approximately 39,200 shares of our common stock, for a total cost of approximately $0.1 million, during the three months ended December 31, 2015, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

November 1-30, 2015	16,100	$2.46	16,100	$1,860,000
December 1-31, 2015	23,100	$2.61	23,100	$1,800,000

We did not have any sales of unregistered equity securities during the three months ended December 31, 2015.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2015, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$58,523	$59,076	$64,249	$86,591	$73,942

Operating costs and expenses
Direct operating expenses	43,939	43,905	49,127	57,382	50,176
Selling and administrative expenses	16,796	16,412	17,295	22,189	19,082
Impairment charge	-	374	5,524	505	-
	60,735	60,691	71,946	80,076	69,258

Income (loss) from operations	(2,212)	(1,615)	(7,697)	6,515	4,684
Interest income – net	(31)	(95)	(313)	(324)	(587)

Income (loss) before provision for (benefit from) income taxes	(2,181)	(1,520)	(7,384)	6,839	5,271
Provision for income taxes	1,203	406	5,451	1,150	1,361
Net income (loss)	(3,384)	(1,926)	(12,835)	5,689	3,910

Loss attributable to non-controlling interests	558	952	2,203	1,784	561

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,826)	$(974)	$(10,632)	$7,473	$4,471

Income (loss) per share attributable to Innodata Inc. and Subsidiaries

Basic	$(0.11)	$(0.04)	$(0.43)	$0.30	$0.18
Diluted	$(0.11)	$(0.04)	$(0.43)	$0.28	$0.18

Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)

BALANCE SHEET DATA:

Working capital	$24,959	$25,767	$28,844	$32,784	$28,148

Total assets	$51,237	$54,861	$49,997	$66,181	$59,397

Long term obligations	$3,436	$5,540	$3,747	$3,374	$2,944

Stockholders’ equity	$38,212	$39,223	$39,973	$50,509	$41,168

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

Executive Overview

We are a global digital services and solution company. We operate in three reporting segments: Content Services (CS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS).

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2015:

(Dollars in millions)

	Years Ended December 31,
	2015	% of revenue	2014	% of revenue	2013	% of revenue

Revenues	$58.5	100.0%	$59.1	100.0%	$64.2	100.0%
Direct operating costs	43.9	75.1%	43.9	74.3%	49.1	76.5%
Selling and administrative expenses	16.8	28.7%	16.4	27.7%	17.3	26.9%
Impairment charge	-	0.0%	0.4	0.7%	5.5	8.6%
Loss from operations	(2.2)	-3.8%	(1.6)	-2.7%	(7.7)	-12.0%
Other income	-		(0.1)		(0.3)
Loss before provision for income taxes	(2.2)		(1.5)		(7.4)
Provision for income taxes	1.2		0.4		5.4
Net loss	(3.4)		(1.9)		(12.8)
Loss attributable to non-controlling interest	0.6		0.9		2.2
Net loss attributable to Innodata Inc. and Subsidiaries	$(2.8)		$(1.0)		$(10.6)

Revenues

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

In our IADS segment we recognize revenues primarily based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts. A portion of our IADS segment revenue is derived from licensing our software and providing access to our hosted software platform. Revenue from such services are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

Our MIS segment derives its revenues primarily from subscription arrangements and the provision of enriched media analysis services. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenues from enriched media analysis services are recognized when the services are performed and delivered to clients.

We consider standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the consolidated statements of operations and comprehensive loss.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or for our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for, or superior to, GAAP net income.

The following table shows a reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	December 31
Adjusted EBITDA:	2015	2014	2013
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,826)	$(974)	$(10,632)
Depreciation and amortization	2,773	3,046	3,653
Stock-based compensation	1,326	1,156	935
Impairment charges	-	374	5,524
Provision for income taxes	1,203	406	5,451
Interest income, net	(31)	(95)	(313)
Non-controlling interest	(558)	(952)	(2,203)
Adjusted EBITDA	$1,887	$2,961	$2,415

Results of Operations

We acquired MediaMiser on July 28, 2014. The Results of Operations reflect the operations of MediaMiser only for the period beginning on July 29, 2014. We acquired Bulldog Reporter on December 23, 2014. The Results of Operations reflect the operations of Bulldog Reporter only for the period beginning on December 24, 2014.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Total revenues were $58.5 million for the year ended December 31, 2015, a 1% decline from $59.1 million for the year ended December 31, 2014.

Revenues from the CS segment were $51.7 million and $56.8 million for the years ended December 31, 2015 and 2014, respectively, a decline of $5.1 million or approximately 9%. This decline is primarily attributable to a decline in e-book related services from one client, lower volumes in several projects and project completions. The decline was partially offset by an increase in revenues from other clients including ramp-up on a new project for a European publisher.

Revenues from the IADS segment were $2.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively, an increase of $1.5 million or approximately 250%. The increase is primarily attributable to an increase in the volume of work from Synodex clients.

Revenues from the MIS segment were $4.7 million and $1.7 million for the year ended December 31, 2015 and for the period from the date of acquisition through December 31, 2014, respectively, an increase of $3.0 million or approximately 176%. The increase is primarily due to the recognition of revenue for a full year in 2015 compared to the recognition of revenue for 2014 from the date of acquisition to December 31, 2014, in 2014. The increase also reflects the addition in 2015 of 21 net new subscriber customers for MediaMiser’s Enterprise products and services, and $0.5 million in 2015 from sales of Bulldog Reporter products.

Two clients in our CS segment generated approximately 33%, 31% and 26% of the Company’s total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Another client in our CS segment accounted for less than 10% of the Company’s total revenues for the year ended December 31, 2015 but accounted for 10% and 11% of the Company’s total revenues for the years ended December 31, 2014 and 2013, respectively. A fourth client in our CS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2015 and 2014 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2015, 2014 and 2013, revenues from non-US clients accounted for 51%, 47% and 35%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were approximately $43.9 million for each of the years ended December 31, 2015 and 2014.

Direct operating costs for the CS segment were $37.0 million and $38.4 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $1.4 million or approximately 4%. The decline reflects efficiencies of approximately $1.8 million in technology and facility costs, favorable foreign exchange benefits of $0.3 million, a reduction in labor costs as a result of the decrease in 2015 CS revenues, offset in part by approximately $0.9 million in ramp-up costs on a new project for a European publisher and a $0.4 million expense accrual for retroactive bonuses required to be paid in India under recent legislation.

Direct operating costs for the IADS segment were approximately $4.3 million and $4.5 million for the respective periods, net of intersegment profits.

Direct operating costs for the MIS segment were approximately $2.6 million and $1.0 million, net of intersegment profit, for the years ended December 31, 2015 and 2014, respectively. The increase is because costs in 2015 were recorded for the full year while costs for 2014 were recorded only from the date of acquisition. The increase also reflects additional overhead costs incurred in 2015.

Direct operating costs as a percentage of total revenues increased to 75% for the year ended December 31, 2015 from 74% for the year ended December 31, 2014. Direct operating costs for the CS segment as a percentage of CS segment revenues were 72% for the year ended December 31, 2015 compared to 68% for the year ended December 31, 2014. The increase in direct operating costs for the CS segment as a percentage of CS segment revenues was principally attributable to the increase in expenses referred to above and the fixed costs-of-sales being apportioned over lower revenues.

Direct operating costs for the IADS segment as a percentage of IADS segment revenues were approximately 200% and 725% for the year ended December 31, 2015 and 2014, respectively.

Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 55% for the year ended December 31, 2015 compared to 60% for the period from the date of acquisition to December 31, 2014. The decrease in direct operating costs for the MIS segment as a percentage of MIS segment revenues was primarily attributable to the fixed costs-of-sales being apportioned over higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses were $16.8 million for the year ended December 31, 2015 compared to $16.4 million for the year ended December 31, 2014, an increase of $0.4 million or approximately 2%. Selling and administrative expenses as a percentage of total revenues increased to 29% for the year ended December 31, 2015 compared to 28% for the year ended December 31, 2014.

Selling and administrative expenses for the CS segment were $11.9 million and $13.8 million in these respective periods. Selling and administrative expenses for the IADS segment for both the periods were $1.6 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $3.3 million and $1.0 million, net of intersegment profits.

The decline in selling and administrative expenses for the CS segment for the year ended December 31, 2015 compared to the same period in 2014 is primarily due to the following; approximately $1.3 million of cost optimization; a provision for doubtful accounts and professional fees for the acquisition of MediaMiser and Bulldog Reporter businesses amounting to $0.2 million recorded in the year ended December 31, 2014; a reversal in 2015 of an accrual for incentive compensation payments to executive officers and other key employees; and a decline in other administrative costs.

Selling and administrative expenses for the CS segment as a percentage of CS segment revenues were approximately 23% and 24% for the year ended December 31, 2015 and 2014, respectively.

Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues were approximately 73% and 262% for the years ended December 31, 2015 and 2014, respectively.

The selling and administrative expenses for the MIS segment increased because costs for 2015 were recorded for the full year while costs for 2014 were recorded only from the date of acquisition, and also because of approximately $0.7 million increase in sales and marketing spend to drive growth of customer acquisition. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues were approximately 71% and 58% for the year ended December 31, 2015 and for the period from the date of acquisition to December 31, 2014, respectively.

Taxes

We recorded a provision for income taxes of approximately $1.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the year ended December 31, 2015, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary. For the year ended December 31, 2014, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary.

Our U.S. entity incurred losses primarily on account of the losses of Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, in the third quarter of 2013 we created a $7.1 million valuation allowance against all of the U.S. deferred tax assets then outstanding. As a result of losses incurred thereafter through December 31, 2015 and the resulting increase in our deferred tax assets, as of December 31, 2015 we maintained a valuation allowance of $10.9 million against all of our U.S. deferred tax assets.

At December 31, 2015, MediaMiser had available net operating loss carryforwards in Canada which will begin to expire in 2028. In addition, MediaMiser also has research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Unremitted earnings aggregated $35.4 million at December 31, 2015. While as of December 31, 2015 we have no plans to repatriate the earnings except for $3 million in projected deemed dividend described below, if such earnings were to be remitted, we could be subject to United States income taxes that may not be fully offset by foreign tax credits.

In order to preserve cash in the United States, in the fourth quarter of 2015 the U.S. entity deferred $4.0 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend of approximately $1.0 million that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was set off against the net operating loss carryforwards of the U.S. entity. We adjusted the 2015 tax provision, deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect this transaction.

We project that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to our Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect the projected deferral in payments.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, our Indian subsidiary received a tax assessment approximating $260,000, including interest, through December 31, 2015, for the fiscal tax year ended March 31, 2003. We disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right. In June 2015, the Indian Bureau of Taxation completed the audit, and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2003. We had previously recorded a tax provision amounting to $260,000 including interest through June 30, 2015. As the ultimate outcome was favorable, we reversed this amount in the second quarter of 2015. In 2008 and 2009, our Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $300,000, including interest, through December 31, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and are contesting them vigorously. In June 2015, the Indian Bureau of Taxation completed the audit for the fiscal tax year ended March 31, 2005 and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2005. We had previously recorded a tax provision amounting to $284,000 including interest through June 30, 2015. As the ultimate outcome was favorable, we reversed this amount in the second quarter of 2015. In January 2012, our Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $477,000 including interest through December 31, 2015. In April 2015, we received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, we believe that the tax provision of $477,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2012. The ultimate outcome for the fiscal year ended March 31, 2012 cannot be determined at this time. As we are continually subject to tax audits by the Indian Bureau of Taxation, we continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which we have not been audited and, as of December 31, 2015, we recorded a tax provision amounting to $152,000 including interest for such year.

In 2015 our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services our Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase our operating costs. The revenues of our Indian subsidiary in 2015 were $16.5 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

In 2016 our Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to us for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. We disagree with the basis of these appeals and are contesting them vigorously. We expect delays in receiving service tax refunds until the appeals are adjudicated with finality.

From time to time we are also subject to various tax proceedings and claims for our Philippines subsidiaries. We have recorded a tax provision amounting to $0.3 million including interest through December 31, 2015, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, we continue to contest these claims vigorously.

We had unrecognized tax benefits in India and the Philippines totaling $1.2 million and $1.8 million at December 31, 2015 and 2014, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million and $0.6 million at December 31, 2015 and 2014, respectively. The unrecognized tax benefits as of December 31, 2015 and 2014, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Loss

We generated a net loss of $2.8 million in the year December 31, 2015 compared to a net loss of $1.0 million in the year ended December 31, 2014.

Net income for the CS segment was $2.1 million for the year ended December 31, 2015, compared to net income of $4.9 million for the year ended December 31, 2014, net of intersegment profits. Of the total decline in net income for the CS segment, $1.6 million is on account of the decline in revenues, offset in part by the above mentioned decrease in direct operating costs and selling and administrative expenses; a $0.8 million increase in the provision for foreign income taxes and a $0.4 million decline in losses attributable to non-controlling interests.

Net loss for the IADS segment was $3.7 million for the year ended December 31, 2015 compared to $5.6 million for the year ended December 31, 2014, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $1.2 million for the year ended December 31, 2015 and $0.3 million for the period from the date of acquisition to December 31, 2014in, in 2014. The net loss was higher primarily due to an increased spend on sales and marketing partially offset by margins from higher revenues.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2015 was $1.9 million compared to $3.0 million for the year ended December 31, 2014, a decrease of $1.1 million or 36%. Adjusted EBITDA for the CS segment was $6.2 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $2.3 million or approximately 27%. Adjusted EBITDA was a loss of $3.7 million and $5.4 million for the IADS segment for the years ended December 31, 2015 and 2014, respectively. Adjusted EBITDA was a loss of $0.6 million and $0.1 million for the MIS segment for the year ended December 31, 2015 and the period from the date of acquisition to December 31, 2014, respectively.

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

Two clients generated approximately 27%, 26% and 41% of our total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Another client accounted for 14% and 15% of our total revenues for the years ended December 31, 2014 and 2013, respectively, but accounted for less than 10% for the year ended December 31, 2012. One other client accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2015 and 2014 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2014, 2013 and 2012, revenues from non-US clients accounted for 47%, 35% and 24%, respectively, of our revenues.

Direct Operating Costs

Direct operating costs were approximately $43.9 million and $49.1 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $5.2 million or approximately 11%. Direct operating costs for the CS segment were $38.4 million and $43.9 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $5.5 million or approximately 13%. Direct operating costs for the IADS segment were approximately $4.5 million and $5.2 million for the respective periods, net of intersegment profits. Direct operating costs for the MIS segment were $1.0 million for the year ended December 31, 2014.

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

Impairment Charge

During the fourth quarter of 2014 we recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets primarily on account of the consolidation of two India-based delivery centers.

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

Our U.S. entity incurred losses primarily on account of losses in Synodex. In assessing the realization of deferred tax assets, we considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, in the third quarter of 2103 we created a $7.1 million valuation allowance against all of the U.S. deferred tax assets then outstanding. As a result of losses incurred thereafter through December 31, 2014 and the resulting increase in our deferred tax assets, as of December 31 2014, we maintained a valuation allowance of $9.2 million against all of our U.S. deferred tax assets.

At December 31, 2014, MediaMiser had available net operating loss carryforwards in Canada which will begin to expire in 2028. In addition, MediaMiser also has research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Unremitted earnings aggregated $34.7 million at December 31, 2014. While as of December 31, 2014 we have no plans to remit the funds, if such earnings were to be remitted, we could be subject to United States income taxes that may not be fully offset by foreign tax credits. It is not practicable at this time to determine the amount of unrecognized deferred tax liability related to these earnings.

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

Net Loss

We generated a net loss of $1.0 million in the year December 31, 2014 compared to net loss of $10.6 million in the year ended December 31, 2013. The decline in net loss in 2014 is primarily attributable to the $7.1 million valuation allowance referred to in “Income Taxes” recorded during the year ended December 31, 2013, all of which we allocated to the CS segment, and the $5.5 million impairment charge referred to in “Impairment Charge” that we recorded in 2013, all of which we allocated to the IADS segment. In addition, losses attributable to non-controlling interests in IADS declined by $1.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31
	2015	2014	2013
Cash and cash equivalents	$24,908	$24,216	$24,752
Working capital	24,959	25,767	28,844

At December 31, 2015 we had cash and cash equivalents of $24.9 million, of which $20.8 million was held by our foreign subsidiaries, and the $4.1 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, they would be subject to United States federal income taxes. As of December 31, 2015, our intent is to permanently reinvest these funds outside the United States, except for $3 million in projected deemed dividend described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.8-1.0 million per quarter in the immediate future; (ii) investment of $0.7 million in our MIS segment: (iii) the expansion of our other operations; (iv) general corporate purposes, including working capital; and (v) possible business acquisitions. As of December 31, 2015, we had working capital of approximately $25.0 million, as compared to working capital of approximately $25.8 million as of December 31, 2014.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we may curtail or lessen our continuing investments in our IADS segment and other segments, or reduce our operating expenses, if these funds are insufficient and outside financing is not available on terms we find attractive.

In order to preserve cash in the United States, in the fourth quarter of 2015 the U.S. entity deferred $4.0 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend of approximately $1.0 million that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was set off against the net operating loss carryforwards of the U.S. entity.

We project that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to our Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards.

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

Net Cash Provided by Operating Activities

Cash provided by our operating activities in 2015 was $2.7 million, resulting from a net loss of $3.4 million, adjustments for non-cash items of $4.4 million, and $1.7 million from working capital. Adjustments for non-cash items principally consisted of $2.8 million for depreciation and amortization, stock compensation expense of $1.3 million and pension costs of $0.4 million. Working capital activities primarily consisted of a source of cash of $1.0 million as a result of a decrease in accounts receivable and $0.7 million provided by other working capital accounts.

Cash provided by our operating activities in 2014 was $4.6 million, resulting from a net loss of $1.9 million, adjustments for non-cash items of $4.9 million, and $1.6 million from working capital. Adjustments for non-cash items principally consisted of $3.0 million for depreciation and amortization, stock compensation expense of $1.2 million, pension costs of $0.7 million and an impairment charge of approximately $0.4 million. Working capital activities primarily consisted of a source of cash of $1.9 million as a result of a decrease in accounts receivable and $0.7 million used for other working capital accounts.

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

At December 31, 2015, our days’ sales outstanding were 61 days as compared to 69 days as of December 31, 2014 and 74 days as of December 31, 2013. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Capital expenditures in 2015 amounted to $0.7 million consisting of $0.5 million for the CS segment and $0.2 million for the MIS segment. Capital expenditures for the IADS segment amounted to $0.3 million in 2015 which has been expensed, as we continue to expense all capital expenditures for the IADS segment since we recorded the impairment in 2013. A significant portion of the capital expenditures incurred during the year was for the purchase of new servers, storage and software upgrades.

Capital expenditures in 2014 for the CS segment amounted to $2.0 million primarily for the purchase of technology equipment and computer software. Capital expenditures for the IADS segment amounted to $0.2 million in 2014 which has been expensed. In addition, we paid $3.2 million to acquire MediaMiser in July 2014 and approximately $0.2 million to acquire intellectual property and related assets of Bulldog Reporter in December 2014.

Capital expenditures in 2013 for the CS segment were $2.8 million that principally consisted of the purchase of technology equipment including servers, network infrastructure and workstations. Also included within capital expenditures are costs incurred to develop our proprietary software platform, tools and technology for the IADS segment amounting to $1.0 million.

Also, included in investing activities during the year ended December 31, 2013 was the sale of short-term and long-term investments primarily representing proceeds on the maturity of certificates of deposit in amounts of $3.1 million.

For the year 2016, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Payment of long term obligations approximated $0.9 million, $0.8 million and $0.7 million for 2015, 2014 and 2013, respectively. Cash from financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Proceeds from the exercise of stock options for the years ended December 31, 2014 and 2013 were $0.4 million and $0.1 million, respectively. There were no stock option exercises during the year ended December 31, 2015.

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

The value of the Euro and the Canadian dollar against the U.S. dollar declined significantly during the fourth quarter of 2014 and in 2015. Similarly, the Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2015, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$423	$348	$75
Vendor obligations	360	360	-
Non cancellable operating leases	1,238	452	786	-
Total contractual cash obligations	$2,021	$1,160	$861	$-	$-

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

Foreign Currency Translation

The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2015 and 2014 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $(134,000), $246,000 and $645,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The functional currency for our subsidiaries in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss). The amount of foreign currency translation adjustment was $1,442,000 and $447,000 as of December 31, 2015 and 2014, respectively. There was no foreign currency translation adjustment as of December 31, 2013 as these subsidiaries were either acquired or formed in 2014.

Revenue Recognition

For our CS segment revenues are recognized based on the quantity delivered or resources utilized and in the period in which the services are performed, once delivery has occurred and when all the criteria of Staff Accounting Bulletin 104 have been met. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

In our IADS segment we recognize revenues primarily based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts. A portion of our IADS segment revenue is derived from licensing our software and providing access to our hosted software platform. Revenue from such services are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

Our MIS segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable, and collection is reasonably assured. Revenues from enriched media analysis services are recognized when the services are performed and delivered to the clients.

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

During the fourth quarter of 2014 we recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based delivery centers.

In an impairment review conducted by us in 2013, the carrying value of the fixed assets of our Synodex subsidiary exceeded its fair value. We recorded an impairment charge of $5.5 million for the year ended December 31, 2013.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in our tax provision in the period of change. As of December 31, 2015, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings.

Our U.S. entity has incurred losses primarily on account of Synodex’s losses. In assessing the realization of deferred tax assets in 2013, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, we created a valuation allowance against all of the U.S. deferred tax assets in the third quarter of 2013. As of December 31, 2015, we continue to maintain a valuation allowance on all U.S. deferred tax assets.

As of December 31, 2015, MediaMiser has available net operating loss carryforwards and research and development expenditures available to reduce taxable income of future years. The potential benefits from balances have not been recognized for financial statement purposes.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “Income Tax Expense” in our consolidated statement of operations and comprehensive loss.

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

In the annual impairment test conducted by us as of September 30, 2015, 2014 and 2013, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors, employees and others who render services to us under the 2013 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $1.3 million, $1.2 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We have not yet determined the potential effects of the adoption of this standard on our consolidated financial statements.

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

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our equipment sales leaseback financing and capital lease transactions carry a fixed interest rate. Thus, as of December 31, 2015 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2015. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $15.8 million as of December 31, 2015. The total unrealized loss on the outstanding hedges were $0.2 million as of December 31, 2015.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $1.5 million as of December 31, 2015. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $1.8 million as of December 31, 2015. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not, in 2015, engaged in any hedging activities, nor have we, in 2015, entered into off-balance-sheet transactions or arrangements. In addition, as of December 31, 2015, our foreign locations held cash and cash equivalents totaling approximately $20.8 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited Innodata Inc. and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Innodata’s internal control over financial reporting based on our audit.

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

In our opinion, Innodata Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and the related financial statement schedule of Innodata Inc. and Subsidiaries and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/CohnReznick LLP

Roseland, New Jersey

March 14, 2016

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.

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
March 14, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 14, 2016
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 14, 2016
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Louise C. Forlenza	Director	March 14, 2016
Louise C. Forlenza

/s/ Haig S. Bagerdjian	Director	March 14, 2016
Haig S. Bagerdjian

/s/ Stewart R. Massey	Director	March 14, 2016
Stewart R. Massey

/s/ Anthea C. Stratigos	Director	March 14, 2016
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 14, 2016
Andargachew S. Zelleke

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Innodata Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Inc. and Subsidiaries as of December 31, 2015 and 2014, and their results of operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
March 14, 2016

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(in thousands, except share and per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,908	$24,216
Accounts receivable, net	9,249	10,445
Prepaid expenses and other current assets	2,900	3,020
Deferred income taxes	282	254
Total current assets	37,339	37,935
Property and equipment, net	4,723	5,915
Other assets	2,330	2,718
Deferred income taxes	1,382	1,397
Intangibles, net	3,987	5,261
Goodwill	1,476	1,635
Total assets	$51,237	$54,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250	$1,271
Accrued expenses	3,312	3,427
Accrued salaries, wages and related benefits	4,905	4,464
Income and other taxes	1,255	1,325
Current portion of long-term obligations	1,582	1,606
Deferred income taxes	76	75
Total current liabilities	12,380	12,168

Deferred income taxes	716	879
Long-term obligations	3,436	5,540
Commitments and contingencies
Non-controlling interests	(3,507)	(2,949)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,069,000 shares issued and 25,445,000 outstanding at December 31, 2015 and 26,881,000 shares issued and 25,337,000 outstanding at December 31, 2014	270	268
Additional paid-in capital	24,590	22,780
Retained earnings	17,924	20,750
Accumulated other comprehensive loss	(84)	(287)
	42,700	43,511
Less: treasury stock, 1,624,000 shares at December 31, 2015 and 1,544,000 shares at December 31, 2014, at cost	(4,488)	(4,288)
Total stockholders’ equity	38,212	39,223
Total liabilities and stockholders’ equity	$51,237	$54,861

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share amounts)

	2015	2014	2013

Revenues	$58,523	$59,076	$64,249
Operating costs and expenses:
Direct operating costs	43,939	43,905	49,127
Selling and administrative expenses	16,796	16,412	17,295
Impairment charges	-	374	5,524
	60,735	60,691	71,946

Loss from operations	(2,212)	(1,615)	(7,697)

Interest income, net	(31)	(95)	(313)

Loss before provision for income taxes	(2,181)	(1,520)	(7,384)

Provision for income taxes	1,203	406	5,451

Net loss	(3,384)	(1,926)	(12,835)

Loss attributable to non-controlling interests	558	952	2,203

Net loss attributable to Innodata Inc. and Subsidiaries	$(2,826)	$(974)	$(10,632)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.11)	$(0.04)	$(0.43)
Diluted	$(0.11)	$(0.11)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	25,401	25,232	24,997

Comprehensive loss:
Net loss	$(3,384)	$(1,926)	$(12,835)
Pension liability adjustment, net of taxes	1,026	613	(73)
Change in fair value of derivatives, net of taxes of $0, $0 and $(46) for the years ended December 31, 2015, 2014 and 2013, respectively	172	239	(656)
Foreign currency translation adjustment, net of taxes	(995)	(447)	-
Other Comprehensive income (loss)	203	405	(729)
Total Comprehensive loss	(3,181)	(1,521)	(13,564)
Comprehensive loss attributed to non-controlling interest	558	952	2,203
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(2,623)	$(569)	$(11,361)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2013	24,889	$264	$22,140	$32,356	$37	$(4,288)	$50,509
Net loss	-	-	-	(10,632)	-	-	(10,632)
Stock-based compensation	-	-	935	-	-	-	935
Issuance of common stock upon exercise of stock options	167	2	70	-	-	-	72
Restricted shares withheld for taxes	(3)	-	(31)	-	-	-	(31)
Acquisition of non-controlling interest	-	-	(151)	-	-	-	(151)
Pension liability adjustments, net of taxes	-	-	-	-	(73)	-	(73)
Change in fair value of derivatives, net of taxes	-	-	-	-	(656)	-	(656)
December 31, 2013	25,053	266	22,963	21,724	(692)	(4,288)	39,973

Net loss	-	-	-	(974)	-	-	(974)
Stock-based compensation	-	-	1,156	-	-	-	1,156
Issuance of common stock upon exercise of stock options	289	2	328	-	-	-	330
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(1,653)	-	-	-	(1,653)
Pension liability adjustments, net of taxes	-	-	-	-	613	-	613
Foreign currency translation adjustment, net of taxes	-	-	-	-	(447)	-	(447)
Change in fair value of derivatives, net of taxes	-	-	-	-	239	-	239
December 31, 2014	25,337	268	22,780	20,750	(287)	(4,288)	39,223

Net loss	-	-	-	(2,826)	-	-	(2,826)
Stock-based compensation	-	-	1,326	-	-	-	1,326
Issuance of common stock for MediaMiser acquisition	188	2	484	-	-	-	486
Pension liability adjustments, net of taxes	-	-	-	-	1,026	-	1,026
Foreign currency translation adjustment, net of taxes	-	-	-	-	(995)	-	(995)
Change in fair value of derivatives, net of taxes	-	-	-	-	172	-	172
Purchase of treasury stock	(80)	-	-	-	-	(200)	(200)
December 31, 2015	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013

Cash flow from operating activities:
Net loss	$(3,384)	$(1,926)	$(12,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charge	-	374	5,524
Depreciation and amortization	2,773	3,046	3,653
Stock-based compensation	1,326	1,156	935
Deferred income taxes	(157)	(383)	4,617
Pension cost	431	717	519
Changes in operating assets and liabilities:
Accounts receivable	1,043	1,874	2,441
Prepaid expenses and other current assets	90	(496)	393
Other assets	12	590	(507)
Accounts payable and accrued expenses	132	160	(999)
Accrued salaries, wages and related benefits	441	(495)	(1,937)
Restricted shares withheld for taxes	-	(37)	(31)
Income and other taxes	(48)	33	(1,152)
Net cash provided by operating activities	2,659	4,613	621

Cash flow from investing activities:
Capital expenditures	(697)	(2,033)	(3,780)
Acquisition of business	-	(3,375)	-
Sale of investments – other	-	-	3,091
Net cash used in investing activities	(697)	(5,408)	(689)

Cash flow from financing activities:
Payment of long term obligations	(930)	(788)	(677)
Purchase of treasury stock	(200)	-	-
Proceeds from equipment financing	-	859	-
Proceeds from exercise of stock options	-	351	72
Net cash provided by (used in) financing activities	(1,130)	422	(605)

Effect of exchange rate changes on cash and cash equivalents	(140)	(163)	-

Net increase (decrease) in cash and cash equivalents	692	(536)	(673)

Cash and cash equivalents, beginning of year	24,216	24,752	25,425

Cash and cash equivalents, end of year	$24,908	$24,216	$24,752

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,057	$957	$1,568
Vendor financed software licenses acquired	$-	$1,205	$-
Common stock issued for MediaMiser acquistion	$486	$-	$-

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2015, Innodata owned 90% of Synodex and 94% of docGenix, both limited liability companies.

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

For the IADS segment, revenue is recognized primarily based on the quantity delivered and the period in which services are performed and deliverables are made as per contracts. A portion of our IADS segment revenue is derived from licensing our software and providing access to our hosted software platform. Revenue from such services are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

The MIS segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenues from enriched media analysis services are recognized when the services are performed and delivered to the clients.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels were translated to U.S. dollars at rates which approximate those in effect on transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2015 and 2014 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately ($134,000), $246,000 and $645,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The financial statements of the foreign subsidiaries located in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was $1,442,000 and $447,000 as of December 31, 2015 and 2014, respectively. There was no foreign currency translation adjustment as of December 31, 2013 as these subsidiaries were either acquired or formed in 2014.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that that the carrying value exceeded its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013.

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

In the annual impairment test conducted by the Company as of September 30, 2015, 2014 and 2013, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

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

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Direct operating costs	$381	$390	$280
Selling and adminstrative expenses	945	766	655

Total stock-based compensation	$1,326	$1,156	$935

Fair Value of Financial Instruments- The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2015 and 2014, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk-The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2015, the Company had cash and cash equivalents of $24.9 million, of which $20.8 million was held by its foreign subsidiaries with local banks located in Asia and $4.1 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

Loss per Share- Loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing loss per share is used.

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

Deferred Revenue-Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2015 and 2014 is deferred revenue amounting to $1.2 million and $1.3 million, respectively.

Recent Accounting Pronouncements-In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company has not yet determined the potential effects of the adoption of this standard on its consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted this standard and it did not have a material impact on its consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31
	2015	2014
Equipment	$13,437	$13,719
Software	5,089	4,863
Furniture and equipment	2,313	2,348
Leasehold improvements	4,956	4,919
Total	25,795	25,849
Less: accumulated depreciation and amortization	(21,072)	(19,934)
	$4,723	$5,915

Depreciation and amortization expense of property and equipment was approximately $1.9 million, $2.5 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the fourth quarter of 2014 the Company recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

In the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that the carrying value exceeded its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for the acquisition aggregated $5.2 million ($5.4 million on a constant currency basis) of non-contingent consideration, plus up to a maximum of $4.6 million of contingent consideration. The acquisition was made on a debt-free basis. Of the non-contingent portion of the purchase price, $4.1 million was paid by the Company in cash at closing; $0.5 million was paid by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock; and $0.6 million is payable by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. The contingent portion of the purchase price is a potential earn-out of up to $4.6 million based on MediaMiser’s revenues and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during the period from April 1, 2016 until March 31, 2017. The contingent consideration, if earned, is payable in May 2017 in cash, or at the Company’s option, in up to 70% in Innodata Inc.’s common stock, with the balance in cash. Shares of Innodata Inc.’s common stock will be valued for any payment at the weighted average closing price for the ten consecutive trading days immediately preceding the date on which the payment is due.

The following table summarizes (in thousands), on a constant currency basis, the fair value of the consideration transferred or to be transferred, to acquire MediaMiser.

Amount
Cash (net of working capital adjustment of $862)	$3,225
Shares of common stock paid on July 28, 2015	587
Shares of common stock payable by July 28, 2016	697
Contingent consideration	585
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

The fair value measurement of the contingent consideration obligation was determined using Level 3 unobservable inputs supported by little or no market activity based on the Company’s assumptions. The estimated fair value of the contingent consideration was determined based on the Company’s estimates using the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of December 31, 2015 was $0.5 million and the Company has recorded this amount in accrued expenses on the consolidated financial statements. Any subsequent changes in the fair value of the contingent consideration obligations will be recorded in the consolidated statements of operations and comprehensive loss.

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

On December 23, 2014, the Company acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc. Bulldog Reporter has provided PR industry newsletters, a journalist database, media intelligence and professional development programs for over 30 years. Both MediaMiser and Bulldog Reporter clients will benefit from the combined product offerings. The Company expects that Bulldog Reporter business will accelerate the product development cycle for certain products and further penetration into the U.S. market for the MIS service offering. The assets acquired included the Daily Dog, the Bulldog Awards, Inside Health Media, Media Pro, and certain leading industry books and publications. The estimated fair value of trademarks and tradenames amounted to $320,000 and deferred revenues of $160,000. The amount assigned to trademarks and tradenames is amortized over the estimated useful life of 5 years.

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of MediaMiser as if it had occurred at the beginning of fiscal year 2013, and after including the impact of adjustments such as amortization of intangible assets, stock-based compensation expense and interest expense. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2013 (amount in thousands, except per share amounts):

	December 31
	2014	2013
Revenues:
As reported	$59,076	$64,249
Proforma	$61,524	$67,872

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(974)	$(10,632)
Proforma	$(1,106)	$(10,491)

Basic net loss per share:
As reported	$(0.04)	$(0.43)
Proforma	$(0.04)	$(0.42)

Diluted net loss per share:
As reported	$(0.04)	$(0.43)
Proforma	$(0.04)	$(0.42)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2015 and 2014 were as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of January 1, 2014	$675
Goodwill recorded in connection with an acquisition	1,034
Foreign currency translation adjustment	(74)
Balance as of December 31, 2014	1,635
Foreign currency translation adjustment	(159)
Balance as of December 31, 2015	$1,476

The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of January 1, 2014	$-	$-	$-	$-	$-
Acquisitions during the year	2,629	2,555	617	54	5,855
Foreign currency translation	(260)	(116)	(21)	(4)	(401)
Balance as of December 31, 2014	2,369	2,439	596	50	5,454
Foreign currency translation	(391)	(403)	(41)	(9)	(844)
Balance as of December 31, 2015	$1,978	$2,036	$555	$41	$4,610

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of January 1, 2014	$-	$-	$-	$-	$-
Amortization expense	104	89	12	-	205
Foreign currency translation	(6)	(5)	(1)	-	(12)
Balance as of December 31, 2014	98	84	11	-	193
Amortization expense	220	189	91	6	506
Foreign currency translation	(38)	(33)	(4)	(1)	(76)
Balance as of December 31, 2015	$280	$240	$98	$5	$623

Amortization expense relating to acquisition-related intangible assets was $0.5 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.

Estimated annual amortization expense for intangible assets subsequent to December 31, 2015 is as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amortization
2016	$460
2017	460
2018	460
2019	460
2020	395
Thereafter	1,752
$3,987

5.	Taxes

The significant components of the provision for income taxes for each of the three years in the period ended December 31, 2015 are as follows (in thousands):

	2015	2014	2013
Current income tax expense:
Foreign	$1,331	$778	$946
Federal	4	-	(24)
State and local	1	22	13
	1,336	800	935

Deferred income tax expense (benefit):
Foreign	(133)	(413)	(493)
Federal	-	19	4,530
State and local	-	-	479
	(133)	(394)	4,516

Provision for income taxes	$1,203	$406	$5,451

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years in the period ended December 31, 2015 is summarized as follows:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	(2.7)	(2.1)	(2.1)
Taxes on foreign income at rates that differ from U.S. statutory rate	(8.8)	(50.4)	(0.6)
Change in valuation allowance on deferred tax assets	41.1	94.1	106.3
Deemed dividend under section 956 of the Internal Revenue Code	60.9	-	-
Increase (decrease) in unrecognized tax benefits	(25.7)	(21.7)	1.6
Incremental accrual for Innodata India transfer pricing	19.6	38.7	-
Other	4.8	2.1	2.6
Effective tax rate	55.2%	26.7%	73.8%

No tax benefits related to stock option exercises were recorded for each of the three years in the period ended December 31, 2015, due to net operating loss carryforwards.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014

Deferred income tax assets:
Allowances not currently deductible	$312	$341
Depreciation and amortization	1,762	2,066
Equity compensation not currently deductible	1,547	1,228
Net operating loss carryforwards	6,257	6,164
Expenses not deductible until paid	1,093	915
Tax credit carryforwards	176	176
Derivatives	61	125
Other	275	263
Total gross deferred income tax assets before valuation allowance	11,483	11,278
Valuation allowance	(9,887)	(9,627)
Net deferred income tax assets	1,596	1,651

Deferred income tax liabilities:
Acquisition of MediaMiser	(507)	(670)
Other	(217)	(284)
Totals	(724)	(954)

Net deferred tax assets	$872	$697

Net deferred income tax asset-current	282	254
Net deferred income tax asset-long term	1,382	1,397
Net deferred income tax liability-current	(76)	(75)
Net deferred income tax liability-long term	(716)	(879)

Net deferred income tax assets	$872	$697

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

The Company’s U.S. entity has incurred losses primarily on account of Synodex’s losses. In assessing the realization of deferred tax assets in 2013, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As the expectation of future taxable income resulting from Synodex could not be predicted with certainty, the Company recorded a $7.1 million valuation allowance against all U.S. deferred tax assets. In addition, in the third quarter of 2013, the Company recorded a valuation allowance of $0.7 million on all deferred tax assets arising from unrealized losses on foreign currency forward contracts. As of December 31, 2015, the Company continues to maintain a valuation allowance on all U.S. deferred tax assets.

The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $35.4 million at December 31, 2015. These earnings are considered to be indefinitely reinvested, except for the amount described below, and accordingly, no provision for U.S. federal or state income taxes has been made. When such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings, net of foreign tax credits.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to preserve cash in the United States, in the fourth quarter of 2015 the U.S. entity deferred $4.0 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend of approximately $1.0 million that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was set off against the net operating loss carryforwards of the U.S. entity. The Company adjusted the 2015 tax provision, deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect this transaction.

The Company projects that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect the projected deferral in payments.

United States and foreign components of loss before provision for income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2015	2014	2013

United States	$(4,992)	$(4,218)	$(8,482)
Foreign	2,811	2,698	1,098
Total	$(2,181)	$(1,520)	$(7,384)

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $0.1 million, $0.2 million and $0.1 million for each of the three years in the period ended December 31, 2015, respectively.

MediaMiser claims deductions of eligible research and development expenses within the Scientific Research and Experimental Development (SR&ED) Program, a federal tax incentive program, administered by the Canada Revenue Agency. Amounts recorded for the federal and provincial research and development tax credits aggregated $0.3 million and $0.2 million for the year ended December 31, 2015 and from the date of acquisition to December 31, 2014, respectively. Such amounts have been recorded as a reduction in the selling and administrative expenses.

At December 31, 2015, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $24.6 million and $26.1 million, respectively. These net operating loss carryforwards expire at various times through the year 2035. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these benefits were reflected in the net operating losses, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce the current taxes payable due to net operating losses, these windfall tax benefits were not reflected in the deferred tax assets for 2015 and 2014. Windfalls included in net operating losses but not reflected in deferred tax assets as of December 31, 2015 were approximately $5.2 million.

At December 31, 2015, MediaMiser has available net operating loss carryforwards of approximately $2 million in Canada which begin to expire in 2028. In addition, MediaMiser also has research and development expenditures of approximately $1.3 million available to reduce taxable income in future years which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had unrecognized tax benefits of $1.2 million and $1.8 million at December 31, 2015 and 2014, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million and $0.6 million at December 31, 2015 and 2014, respectively. The unrecognized tax benefits as of December 31, 2015 and 2014, if recognized, would have an impact on the Company’s effective tax rate.

The Company had established a valuation allowance of approximately $9.9 million and $9.6 million at December 31, 2015 and 2014, respectively. The valuation allowance relates to U.S. deferred tax assets and the Company’s Canadian subsidiary. The net change in the total valuation for each of the three years ended December 31, 2015, 2014 and 2013 was an increase of $0.3 million, $1.5 million and $8.1 million, respectively.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31
	2015	2014
Balance at January 1	$1,760	$2,245
Increase for tax position	27	206
Decrease for tax position on account of settlement	(588)	(722)
Interest accrual	-	53
Foreign currency revaluation	8	(22)
Balance at December 31	$1,207	$1,760

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2014.

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, the Company’s Indian subsidiaries received a tax assessment approximating $260,000, including interest, through December 31, 2015, for the fiscal tax year ended March 31, 2003. Management disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right. In June 2015, the Indian Bureau of Taxation completed the audit and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2003. The Company had previously recorded a tax provision amounting to $260,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In 2008 and 2009, the Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $300,000, including interest, through December 31, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In June 2015, the Indian Bureau of Taxation completed the audit for the fiscal tax year ended March 31, 2005 and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2005. The Company had previously recorded a tax provision amounting to $284,000 including interest through June 30, 2015. As the ultimate outcome was favorable, the Company reversed this amount in the second quarter of 2015. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $477,000 including interest through December 31, 2015. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $477,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of December 31, 2015, the Company recorded a tax provision amounting to $152,000 including interest for such year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase our operating costs by an equivalent amount.  The revenues of the Company’s Indian subsidiary in 2015 were $16.5 million. The Company disagrees with the Service Tax Bureau’s position and contests these assertions vigorously.

In 2016 the Company’s Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to our Indian subsidiary for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The Company disagrees with the basis of these appeals and is contesting them vigorously. The Company expects delays in receiving service tax refunds until such time as the appeals are adjudicated with finality.

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $278,000 including interest through December 31, 2015, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Long-term obligations

Total long-term obligations as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014

Vendor obligations
Capital lease obligations (1)	$423	$656
Deferred lease payments (2)	707	792
Microsoft licenses (3)	360	759

Acquisition related liability (4)	993	1,735

Pension obligations
Accrued pension liability	2,535	3,204
	5,018	7,146
Less: Current portion of long term obligations	1,582	1,606
Totals	$3,436	$5,540

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment at a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of December 31, 2015, the Company had made $0.6 million in lease payments under the sale leaseback agreement.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets	$356
Other assets	713
Property and equipment	136
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser as follows: $0.5 million to be paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of December 31, 2015 was $0.5 million.

7.	Commitments and contingencies

Leases-The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases subject to a notice period, and generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $2.8 million, $3.0 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable leases, by year and in the aggregate as of December 31, 2015 (in thousands) are as follows:

Years Ending December 31,
2016	$452
2017	383
2018	403
Total minimum lease payments	$1,238

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

Foreign Currency- To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk on foreign currency fluctuation on the non U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2015, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2015, the net book value of the property and equipment was $0.4 million.

8.	Pension benefits

U.S. Defined Contribution Pension Plan-The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2015.  For the years ended December 31, 2014 and 2013, the Company did not make any matching contributions.

Non-U.S. Pension benefits-The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other post-retirement benefit plans.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2015, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.6 million, $0.7 million and $0.5 million for each of the three years in the period ended December 31, 2015.

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2015	2014	2013

Amortization of transition obligation	$40	$39	$112
Actuarial gain (loss)	986	574	(185)
Totals	$1,026	$613	$(73)

Amounts in accumulated other comprehensive income (loss) not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$1,737	$751
Transition obligation	(213)	(253)
Totals	$1,524	$498

Amounts in accumulated other comprehensive loss expected to be amortized in 2016 net periodic pension cost, net of taxes:

Actuarial gain	$(370)
Transition obligation	41
Totals	$(329)

The following table sets out the status of the non-U.S pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements as of and for each of the three years in the period ended December 31, 2015:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations:

	2015	2014	2013

Projected benefit obligation at beginning of the year	$3,531	$3,652	$3,552
Service cost	477	491	517
Interest cost	219	222	238
Actuarial loss (gain)	(1,119)	(855)	115
Curtailments	-	-	(328)
Foreign currency exchange rates changes	(199)	132	(359)
Benefits paid	(69)	(111)	(83)
Projected benefit obligation at end of the year	$2,840	$3,531	$3,652

Components of Net Periodic Pension Cost:

	2015	2014	2013

Service cost	$477	$491	$517
Interest cost	219	222	238
Curtailments	-	-	(328)
Actuarial loss (gain) recognized	(79)	4	92
Net periodic pension cost	$617	$717	$519

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.7 million and $1.8 million as of December 31, 2015 and 2014, respectively.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years in the period ended December 31, 2015 are as follows:

	2015	2014	2013
Discount rate	5%-9.8%	4.7%-9.5%	4.8%-12%
Rate of increase in compensation level	6%-9%	6%-9%	7%-9%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2016	$436
2017	194
2018	227
2019	100
2020	226
2021 to 2025	885
$2,068

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Capital Stock

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

Stockholders Rights Agreement- On January 14, 2016, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right,” and collectively, the “Rights”) for each outstanding share of the Company’s common stock on February 1, 2016. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as rights agent, dated as of January 14, 2016 (the “Rights Agreement”). Each Right entitles its holder to purchase, under certain conditions, one one-thousandth of a share of Series C Participating Preferred Stock (“Preferred Stock”). Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of the Company’s common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement) by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock, or, if earlier, ten business days (or a later date determined by the Board of Directors before any Person becomes an Acquiring Person) after a Person begins a tender or exchange offer which, if completed, would result in that Person becoming an Acquiring Person. Any Rights held by an Acquiring Person are void and may not be exercised.

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

If the Rights Agreement is approved by the Company’s stockholders at the 2016 annual meeting, the Rights will expire on January 13, 2019 unless earlier redeemed or exchanged. If stockholders do not approve the Rights Agreement, it will expire immediately following certification of the vote at the 2016 annual meeting.

Common Stock Reserved-As of December 31, 2015, the Company had reserved for issuance approximately 4,915,000 shares of common stock pursuant to the Company’s stock option plans.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock-In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The Company repurchased approximately 80,000 shares of its common stock under the September 2011 authorization during the third and fourth quarter of 2015.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average fair value of options granted	$1.36	$1.35	$1.89

Risk-free interest rate	1.73%	1.68%	0.76%
Expected life (years)	5 - 6	5	5 - 7
Expected volatility factor	49%	55%	67%
Expected dividends	None	None	None

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Plans as of December 31, 2015, and changes during the year then ended, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,641,857	$3.05
Granted	785,000	2.85
Exercised	-	-
Forfeited/Expired	(456,711)	2.97
Outstanding at December 31, 2015	3,970,146	$3.02	5.31	$322,925

Exercisable at December 31, 2015	1,420,482	$3.07	4.03	$215,225

Vested and Expected to Vest at December 31, 2015	3,970,146	$3.02	5.31	$322,925

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2015 totaled approximately $1.6 million. The weighted-average period over which these costs will be recognized is twenty-five months.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The total intrinsic value of options exercised amounted to $ 0.6 million and $ 0.5 million for the years ended December 31, 2014 and 2013, respectively. There were no option exercises during the year ended December 31, 2015.

A summary of restricted shares under the Company’s stock option plans as of December 31, 2015, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	7,500	$2.59
Vested	(7,500)	2.59
Unvested at December 31, 2015	-	$2.59

11.	Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2015 and 2014, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	1,110	(51)	(995)	64
Total other comprehensive income (loss) before reclassifications, net of taxes	1,607	(388)	(1,442)	(223)
Net amount reclassified to earnings	(84)	223	-	139
Balance at December 31, 2015	$1,523	$(165)	$(1,442)	$(84)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(116)	$(576)	$-	$(692)
Other comprehensive income (loss) before reclassifications, net of taxes	574	140	(447)	267
Total other comprehensive income (loss) before reclassifications, net of taxes	458	(436)	(447)	(425)
Net amount reclassified to earnings	39	99	-	138
Balance at December 31, 2014	$497	$(337)	$(447)	$(287)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the consolidated statement of operations and comprehensive loss.

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Content Services	$51,721	$56,794	$63,102
IADS	2,111	614	1,147
MIS	4,691	1,668	-
Total Consolidated	$58,523	$59,076	$64,249

Income (loss) before provision for income taxes(1):
Content Services	$5,225	$6,356	$6,212
IADS	(6,176)	(7,572)	(13,596)
MIS	(1,230)	(304)	-
Total Consolidated	$(2,181)	$(1,520)	$(7,384)

Income (loss) before provision for income taxes(2):
Content Services	$2,712	$4,363	$4,392
IADS	(3,685)	(5,582)	(11,776)
MIS	(1,208)	(301)	-
Total Consolidated	$(2,181)	$(1,520)	$(7,384)

	December 31, 2015	December 31, 2014
Total assets:
Content Services	$41,842	$46,681
IADS	1,026	540
MIS	8,369	7,640
Total Consolidated	$51,237	$54,861

	December 31, 2015	December 31, 2014
Goodwill:
Content Services	$675	$675
MIS	801	960
Total Consolidated	$1,476	$1,635

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

Long-lived assets as of December 31, 2015 and 2014 by geographic region are comprised of:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014

	(in thousands)

United States	$1,104	$1,600

Foreign countries:
Canada	5,223	6,061
India	1,611	2,136
Philippines	1,580	2,081
Sri Lanka	635	890
Israel	31	29
Germany	2	14
Total foreign	9,082	11,211
Total	$10,186	$12,811

Two clients in the CS segment generated approximately 33%, 31% and 26% of the Company’s total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Another client in the CS segment accounted for less than 10% of the Company’s total revenues for the year ended December 31, 2015 but accounted for 10% and 11% of the Company’s total revenues for the years ended December 31, 2014 and 2013, respectively. A fourth client in the CS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2015 and 2014 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2015, 2014 and 2013, revenues from non-US clients accounted for 51%, 47% and 35%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, 2015 by geographic region (determined based upon client’s domicile), are as follows:

	2015	2014	2013

	(in thousands)

United States	$28,412	$31,489	$41,616
The Netherlands	9,610	9,870	9,163
United Kingdom	9,070	9,113	8,128
Canada	5,824	3,126	1,726
Others - principally Europe	5,607	5,478	3,616
Total	$58,523	$59,076	$64,249

As of December 31, 2015, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 68% of accounts receivable was due from four clients. As of December 31, 2014, approximately 49% of the Company's accounts receivable was from foreign (principally European) clients and 58% of accounts receivable was due from four clients. No other client accounts for 10% or more of the receivables as of December 31, 2015 and 2014.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Loss per Share

	For the Years Ended December 31,
	2015	2014	2013

	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(2,826)	$(974)	$(10,632)

Weighted average common shares outstanding	25,401	25,232	24,997
Dilutive effect of outstanding options	-	-	-
Adjusted for dilutive computation	25,401	25,232	24,997

Basic loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two-class method of computing income (loss) per share is used.

Options to purchase 3.9 million, 1.4 million and 1.5 million shares of common stock in 2015, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2014 and 2013 does not include 2.2 million and 1.5 million potential common shares, respectively, derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

14.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

2015
Revenues	$13,802	$14,063	$15,135	$15,523
Gross profit	$2,677	$3,072	$4,683	$4,152
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$(1,840)	$(799)	$406	$(593)
Basic and diluted net income (loss) per share	$(0.07)	$(0.03)	$0.02	$(0.02)

2014
Revenues	$14,066	$14,314	$14,804	$15,892
Gross profit	$3,775	$2,995	$4,131	$4,270
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$189	$(663)	$(219)	$(281)
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$(0.01)

15.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2015 and 2014 was $15.8 million and $19.4 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Location	Fair Value
		2015	2014
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$165	$337

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013

Net gain (loss) recognized in OCI(1)	$(51)	$141	$743
Net loss reclassified from accumulated OCI into income(2)	$(223)	$(99)	$(1,445)
Net gain recognized in income(3)	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

16.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2015 and 2014, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of December 31, 2015 and 2014 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$165	$-

Contingent Considerations	$-	$-	$453

December 31, 2014	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$337	$-

Contingent Considerations	$-	$-	$553

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2015 and 2014 are included in accrued expenses in the accompanying consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of December 31, 2015 was $0.5 million and the Company has recorded this amount in long term obligations in the consolidated financial statements.

In the third quarter of 2013, the Company evaluated the carrying value of the fixed assets of its Synodex subsidiary compared to its fair value and concluded that the carrying value exceeded its fair value. This resulted in an impairment charge of $5.5 million for the year ended December 31, 2013. The fixed assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

The table below provides a reconciliation (in thousands) of the movements in Level 3 values for the years ended December 31, 2015 and 2014.

Contingent Considerations

Balance as of December 31, 2014	$553
Foreign currency translation adjustment	(100)
Balance as of December 31, 2015	$453

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

2	Completion of acquisition of MediaMiser Ltd.	Filed as Exhibit 2.1 to our Form 8-K dated July 28, 2014

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

4.4	Form of Rights Agreement, as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

4.5	Form of Rights Agreement, as of January 14, 2016 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights agent	Exhibit 4.1 to Form 8-K dated January 14, 2016

4.6	Specimen of Common Stock certificate	Exhibit 4.1 to Form 10-Q dated August 7, 2015

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005Employment Agreement dated as of December 22,2005 Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement With Stephen Agress with	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011

10.39	Amendment dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011

10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013

10.45	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer Agent and Trust Co., as Rights Agent	Annexure A to Definitive Proxy dated April 8, 2013

10.46	Innodata Inc. 2013 Stock Plan	Annexure B to Definitive Proxy dated April 8, 2013

10.47	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014

10.48	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.49	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014

10.50	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014

10.51	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014

10.52	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 3, 2014)	Annexure A to Definitive Proxy dated April 23, 2014

10.53	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors	Filed herewith

10.54	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Filed herewith

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

INNODATA INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

2015
Allowance for doubtful accounts	$726	$-	$-	$-	$726
Deferred tax valuation allowance	9,627	1,260		1,000	9,887
Total	$10,353	$1,260	$-	$1,000	$10,613

2014
Allowance for doubtful accounts	$608	$118	$-	$-	$726
Deferred tax valuation allowance	8,060	1,567	-	-	9,627
Total	$8,668	$1,685	$-	$-	$10,353

2013
Allowance for doubtful accounts	$608	$-	$-	$-	$608
Deferred tax valuation allowance	-	7,100	960	-	8,060
Total	$608	$7,100	$960	$-	$8,668