Form 10-Q
period 2016-03-31
INNODATA INC
filed 2016-05-10
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of April 30, 2016 was 25,445,071.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2016

INDEX

Part I – Financial Information

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$25,386	$24,908
Accounts receivable, net	10,317	9,249
Prepaid expenses and other current assets	3,018	2,900
Deferred income taxes	339	282
Total current assets	39,060	37,339
Property and equipment, net	4,515	4,723
Other assets	2,279	2,330
Deferred income taxes	1,345	1,382
Intangibles, net	4,124	3,987
Goodwill	1,531	1,476
Total assets	$52,854	$51,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,164	$1,250
Accrued expenses	3,331	3,312
Accrued salaries, wages and related benefits	4,739	4,905
Income and other taxes	1,254	1,255
Current portion of long-term obligations	1,453	1,582
Deferred income taxes	-	76
Total current liabilities	12,941	12,380
Deferred income taxes	737	716
Long-term obligations	3,588	3,436
Commitments and contingencies
Non-controlling interests	(3,359)	(3,507)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,069,000 shares issued and 25,445,000 outstanding at March 31, 2016 and December 31, 2015	270	270
Additional paid-in capital	24,609	24,590
Retained earnings	17,927	17,924
Accumulated other comprehensive income (loss)	629	(84)
	43,435	42,700
Less: treasury stock, 1,624,000 shares at March 31, 2016 and December 31, 2015, at cost	(4,488)	(4,488)
Total stockholders’ equity	38,947	38,212
Total liabilities and stockholders’ equity	$52,854	$51,237

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$15,698	$13,802
Operating costs and expenses:
Direct operating costs	11,465	11,125
Selling and administrative expenses	3,811	4,135
Interest expense (income), net	13	(26)
Totals	15,289	15,234

Income (loss) before income taxes	409	(1,432)

Provision for income taxes	518	554

Net loss	(109)	(1,986)

Loss attributable to non-controlling interests	112	146

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$3	$(1,840)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$0.00	$(0.07)
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	25,445	25,337
Diluted	25,574	25,337

Comprehensive income (loss):
Net loss	$(109)	$(1,986)
Pension liability adjustment, net of taxes	(82)	10
Change in fair value of derivatives, net of taxes	439	506
Foreign currency translation adjustment, net of taxes	356	(539)
Other Comprehensive income (loss)	713	(23)
Total Comprehensive income (loss)	604	(2,009)
Comprehensive loss attributed to non-controlling interest	112	146
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$716	$(1,863)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Cash flow from operating activities:
Net loss	$(109)	$(1,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	652	727
Stock-based compensation	279	285
Deferred income taxes	(167)	(135)
Pension cost	64	188
Changes in operating assets and liabilities:
Accounts receivable	(3,165)	2,260
Prepaid expenses and other current assets	252	521
Other assets	(15)	(67)
Accounts payable and accrued expenses	3,180	487
Accrued salaries, wages and related benefits	(170)	(220)
Income and other taxes	(72)	(4)
Net cash provided by operating activities	729	2,056

Cash flow used in investing activities:
Capital expenditures	(153)	(186)
Net cash used in investing activities	(153)	(186)

Cash flow used in financing activities:
Payment of long term obligations	(190)	(482)
Net cash used in financing activities	(190)	(482)

Effect of exchange rate changes on cash and cash equivalents	92	(183)

Net increase in cash and cash equivalents	478	1,205

Cash and cash equivalents, beginning of period	24,908	24,216

Cash and cash equivalents, end of period	$25,386	$25,421

Supplemental disclosures of noncash investing and financing activities:
Cash paid for income taxes	$302	$124

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net income	-	-	-	3	-	-	3
Stock-based compensation	-	-	279	-	-	-	279
Acquisition of non-controlling interest	-	-	(260)	-	-	-	(260)
Pension liability adjustments, net of taxes	-	-	-	-	(82)	-	(82)
Foreign currency translation adjustment, net of taxes	-	-	-	-	356	-	356
Change in fair value of derivatives, net of taxes	-	-	-	-	439	-	439
March 31, 2016	25,445	$270	$24,609	$17,927	$629	$(4,488)	$38,947

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(1,840)	-	-	(1,840)
Stock-based compensation	-	-	285	-	-	-	285
Pension liability adjustments, net of taxes	-	-	-	-	10	-	10
Foreign currency translation adjustment, net of taxes	-	-	-	-	(539)	-	(539)
Change in fair value of derivatives, net of taxes	-	-	-	-	506	-	506
March 31, 2015	25,337	$268	$23,065	$18,910	$(310)	$(4,288)	$37,645

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2016, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2016, the results of its operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, cash flows and stockholders’ equity for the three months ended March 31, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2015 consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The functional currency of the foreign subsidiaries located in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss).

Revenue Recognition-For the CS segment, revenue is recognized based on the quantity delivered or resources utilized, the period in which services are performed and delivered. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

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

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that adoption of this standard will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted.  The Company has not yet determined the potential effects of the adoption of this standard on its condensed consolidated financial statements.

In March 2016, the FASB issued guidance relating to share based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  Early application is permitted.  The Company does not anticipate that adoption of this standard will have a material impact on its condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

2.	Property and Equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	March 31,	December 31
	2016	2015
Equipment	$13,450	$13,437
Software	5,212	5,089
Furniture and equipment	2,123	2,313
Leasehold improvements	4,937	4,956
Total	25,722	25,795
Less: accumulated depreciation and amortization	(21,207)	(21,072)
	$4,515	$4,723

Depreciation and amortization expense of property and equipment was approximately $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands):

Balance as of January 1, 2016	$1,476
Foreign currency translation adjustment	55
Balance as of March 31, 2016	$1,531

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(83)
Balance as of March 31, 2015	$1,552

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$4,610
Foreign currency translation	137	141	17	4	299
Balance as of March 31, 2016	$2,115	$2,177	$572	$45	$4,909

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of January 1, 2015	$2,371	$2,439	$596	$50	$5,456
Foreign currency translation	(206)	(211)	(19)	(4)	(440)
Balance as of March 31, 2015	$2,165	$2,228	$577	$46	$5,016

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$623
Amortization expense	49	42	22	2	115
Foreign currency translation	24	20	2	1	47
Balance as of March 31, 2016	$353	$302	$122	$8	$785

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of January 1, 2015	$99	$85	$11	$-	$195
Amortization expense	57	49	23	-	129
Foreign currency translation	(12)	(10)	(1)	-	(23)
Balance as of March 31, 2015	$144	$124	$33	$-	$301

Amortization expense relating to acquisition-related intangible assets was $ $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Developed technology, customer relationships, trademarks and trade names are amortized over the estimated useful life of 10 years, 12 years and 5-10 years, respectively.

Estimated annual amortization expense for intangible assets subsequent to March 31, 2016 is as follows (in thousands):

Year	Amortization
2016	$487
2017	$487
2018	$487
2019	$472
2020	$422
Thereafter	$1,769
$4,124

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

4.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.3 million as of March 31, 2016 and approximately $1.2 million as of December 31, 2015. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at March 31, 2016 and December 31, 2015. The unrecognized tax benefits as of March 31, 2016 and December 31, 2015, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2016 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2016	$1,207
Increase for tax provision	40
Interest accrual	14
Foreign currency revaluation	2
Balance - March 31, 2016	$1,263

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2014.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $304,000 including interest, through March 31, 2016 for the fiscal year ended March 31, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $484,000 including interest through March 31, 2016. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $484,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of March 31, 2016, the Company recorded a tax provision amounting to $155,000 including interest for such year.

In 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the three months ended March 31, 2016 were $4.2 million. The Company disagrees with the Service Tax Bureau’s position and is contesting these assertions vigorously.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

In 2016 the Company’s Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to our Indian subsidiary for certain quarters in 2014 and 2015, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The Company disagrees with the basis of these appeals and is contesting them vigorously. The Company expects delays in receiving service tax refunds until such time as the appeals are adjudicated with finality.

From time to time the Company is also subject to various other tax proceedings and claims for its India and Philippines subsidiaries. The Company has recorded a tax provision amounting to $320,000 including interest through March 31, 2016, for several other ongoing tax proceedings in India and the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

The Company projects that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect the projected deferral. In the first quarter of 2016 the U.S. entity deferred $2.0 million in payments due to its Asian operating subsidiaries.

5.	Commitments and Contingencies

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
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of March 31, 2016, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of March 31, 2016, the net book value of the property and equipment was $0.4 million.

6.	Stock Options

In 2014, the Company adopted, with stockholder approval, amendments to the Innodata Inc. 2013 Stock Plan. The maximum number of shares of common stock that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) with respect to awards granted under the Innodata Inc. 2013 Stock Plan, as amended and restated (the “2013 Plan”) is 2,138,655 shares of common stock of Innodata (“Stock”), plus (i) 41,096 shares of Stock that were available for issuance under the Innodata Isogen, Inc. 2009 Stock Plan, as amended and restated (the “Prior Plan”) as of June 4, 2013, plus (ii) any shares subject to an award or portion of any award under the Prior Plan that were outstanding as of June 4, 2013 that expire or terminate unexercised, become unexercisable or are forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of stock or other consideration. Shares of stock subject to options or stock appreciation rights granted under the 2013 Plan count against the share reserve as one share for every one share subject to such option or stock appreciation right and shares subject to any other type of award granted under the 2013 Plan count against the share reserve as two shares for every one share subject to such award. If any award, or portion of an award, under the 2013 Plan or Prior Plan expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without the delivery of shares of Stock or other consideration, the shares subject to such award will thereafter be available for further awards under the 2013 Plan as provided in the next sentence. Shares of Stock that again become available for awards pursuant to the expiration, termination, forfeiture or cancellation of any award (other than an option or stock appreciation right) granted under the 2013 Plan, or of any award (other than an option or stock appreciation right) granted after March 31, 2011 under the Prior Plan, will be added back as two shares for every one share subject to such award or Prior Plan award. All other awards under the 2013 Plan and all other awards under the Prior Plan will be added back as one share for every one share subject to such award or Prior Plan award. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the 2013 Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,970,146	$3.02
Granted	710,000	2.67
Exercised	-	-
Forfeited/Expired	(65,000)	2.89
Outstanding at March 31, 2016	4,615,146	$2.97	5.79	$-

Exercisable at March 31, 2016	2,279,758	$3.17	4.03	$-

Vested and Expected to Vest at March 31, 2016	4,615,146	$2.97	5.79	$-

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted average fair value of options granted	$1.09	$-

Risk-free interest rate	1.38% - 1.73%	-
Expected life (years)	5 - 6	-
Expected volatility factor	49%	-
Expected dividends	-	-

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2016 totaled approximately $2.0 million. The weighted-average period over which these costs will be recognized is twenty eight months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three months ended March 31,
	2016	2015

Direct operating costs	$90	$91
Selling and administrative expenses	189	194
Total stock-based compensation	$279	$285

7.	Long term obligations

Total long-term obligations as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31,	December 31,
	2016	2015

Vendor obligations
Capital lease obligations (1)	$385	$423
Deferred lease payments (2)	704	707
Microsoft licenses (3)	250	360
Acquisition related liability (4)	1,062	993
Pension obligations
Accrued pension liability	2,640	2,535
	5,041	5,018
Less: Current portion of long term obligations	1,453	1,582
Totals	$3,588	$3,436

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment for a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of March 31, 2016, the Company had made $0.7 million in lease payments under the sale leaseback agreement.

(2) Deferred lease payments represent the effect of straight-lining operating lease payments over the respective lease terms.

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
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

Prepaid expenses and other current assets	$356
Other assets	713
Property and equipment	136
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser as follows: $0.6 million to be paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock, or at the Company’s option, in cash. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of March 31, 2016 was $0.5 million.

8.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of March 31, 2016, and reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015, were as follows (net of tax):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	386	356	742
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	221	(1,086)	658
Net amount reclassified to earnings	(82)	53	-	(29)
Balance at March 31, 2016	$1,441	$274	$(1,086)	$629

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	-	474	(539)	(65)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	137	(986)	(352)
Net amount reclassified to earnings	10	32	-	42
Balance at March 31, 2015	$507	$169	$(986)	$(310)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

9.	Segment Reporting and Concentrations

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Content Services	$13,644	$12,191
IADS	897	405
MediaMiser	1,157	1,206
Total Consolidated	$15,698	$13,802

Income (loss) before provision for income taxes(1):
Content Services	$2,246	$362
IADS	(1,369)	(1,596)
MediaMiser	(468)	(198)
Total Consolidated	$409	$(1,432)

Income (loss) before provision for income taxes(2):
Content Services	$1,542	$(219)
IADS	(671)	(1,015)
MediaMiser	(462)	(198)
Total Consolidated	$409	$(1,432)

	March 31, 2016	December 31, 2015
Total assets:
Content Services	$41,882	$41,842
IADS	1,046	1,026
MediaMiser	9,926	8,369
Total Consolidated	$52,854	$51,237

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2016	2015

United States	$8,273	$6,588
The Netherlands	2,562	2,112
United Kingdom	1,981	2,201
Canada	404	1,370
Other - principally Europe	2,478	1,531
	$15,698	$13,802

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

Long-lived assets as of March 31, 2016 and December 31, 2015, respectively, by geographic region, are comprised of (in thousands):

	March 31,	December 31,
	2016	2015

United States	$1,064	$1,104

Foreign countries:
Philippines	1,457	5,223
India	1,507	1,611
Sri Lanka	572	1,580
Canada	5,538	635
Israel	30	31
Germany	2	2
Total foreign	9,106	9,082
	$10,170	$10,186

Two clients in the CS Segment generated approximately 31% of the Company’s total revenues for the three months ended March 31, 2016 and 34% of the Company’s total revenues for the three months ended March 31, 2015. Another client in the CS segment accounted for 13% of the Company’s total revenues for the three months ended March 31, 2016 but accounted for less than 10% of the Company’s total revenues for the years ended March 31, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2016 and 2015, revenues from non-U.S. clients accounted for 47% and 52%, respectively, of the Company’s total revenues.

As of March 31, 2016, approximately 53% of the Company's accounts receivable was from foreign (principally European) clients and 66% of accounts receivable was due from four clients. As of December 31, 2015, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 68% of accounts receivable was due from four clients.

10.	Income (Loss) Per Share

	Three months ended March 31,
	2016	2015

	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$3	$(1,840)

Weighted average common shares outstanding	25,445	25,337
Dilutive effect of outstanding options	129	-
Adjusted for dilutive computation	25,574	25,337

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

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

Options to purchase 4.4 million shares and 2.6 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net income (loss) per share for the three months ended March 31, 2015 does not include 1.0 million potential common shares, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

11.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2016 and December 31, 2015 was $19.3 million and $15.8 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$274	$-

Foreign currency forward contracts	Accrued expenses	$-	$165

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Net gain recognized in OCI(1)	$386	$474
Net loss reclassified from accumulated OCI into income(2)	$(53)	$(32)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

12.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2016 and December 31, 2015, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of March 31, 2016 and December 31, 2015 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

March 31, 2016	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$274	$-

Liabilities
Contingent Considerations	$-	$-	$485

December 31, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$165	$-

Contingent Considerations	$-	$-	$453

The following table summarizes the change in fair value of the Level 3 liability for the three months ended March 31, 2016:

Balance as of December 31, 2015	$453
Foreign currency translation adjustment	32
Balance as of March 31, 2016	$485

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2016 is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2015 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of March 31, 2016 and December 31, 2015 was $0.5 million, and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 with minimal revenue to date, that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Content Services clients and the ability of these clients to reduce, delay or cancel projects; continuing Content Services segment revenue concentration in a limited number of clients; continuing Content Services segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our other filings with the Securities and Exchange Commission.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of March 31, 2016 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues since their inception in 2011. Our investment net of revenues in these subsidiaries in the first quarter of 2016 was approximately $0.7 million (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.7 to $0.9 million per quarter.

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

Recent Development

The Company recently became aware of certain potentially improper payments and related transactions made by or at the direction of certain foreign employees of a foreign subsidiary in connection with the inspection of the subsidiary’s compliance with local employment-related tax requirements. Based on the information known at this time, we believe that the amounts in question are not material with respect to the Company’s financial condition or results of operations. The Audit Committee has initiated an internal investigation into this matter with the assistance of independent counsel and forensic accountants, and has voluntarily contacted the U.S. Department of Justice and the U.S. Securities and Exchange Commission to advise them of the internal investigation. We are unable at this time to predict the result or cost of the Audit Committee’s investigation, the impact on our evaluation of internal controls, or what action may be taken by governmental authorities or penalties or remedial measures they may seek. We intend to cooperate fully with the authorities.

Revenues

In our CS segment revenues are recognized based on the quantity delivered or resources utilized and in the period in which the services are performed and once delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

The following table shows reconciliation from net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$3	$(1,840)
Depreciation and amortization	652	727
Stock-based compensation	279	285
Provision for income taxes	518	554
Interest expense (income), net	13	(26)
Non-controlling interests	(112)	(146)
Adjusted EBITDA	$1,353	$(446)

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues

Total revenues were $15.7 million for the three months ended March 31, 2016 compared to $13.8 million for the three months ended March 31, 2015, an increase of $1.9 million or approximately 14%.

Revenues from the CS segment were $13.6 million and $12.2 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $1.4 million or approximately 12%. This increase is primarily attributable to e-book related services from one client and revenue from other non e-book clients including ramp-up on a new project for a European publisher.

Revenues from the IADS segment were $0.9 million for the three months ended March 31, 2016 and $0.4 million for the three months ended March 31, 2015, an increase of $0.5 million or 122%. The increase is primarily attributable to an increase in the volume of work from Synodex clients.

Revenues from the MIS segment were $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Two clients in the CS Segment generated approximately 31% of our total revenues for the three months ended March 31, 2016 and 34% of our total revenues for the three months ended March 31, 2015. Another client in the CS segment accounted for 13% of our total revenues for the three months ended March 31, 2016 but accounted for less than 10% of our total revenues for the years ended March 31, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2016 and 2015, revenues from non-U.S. clients accounted for 47% and 52%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $11.5 million and $11.1 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $0.4 million or 3%. Direct operating costs as a percentage of total revenues declined to 73% for the three months ended March 31, 2016 compared to 81% for the three months ended March 31, 2015.

Direct operating costs for the CS segment were approximately $9.5 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $0.2 million or 2%. Direct operating costs for the CS segment as a percentage of CS segment revenues were 69% and 77% for the three months ended March 31, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of CS segment revenues was principally attributable to increase in CS revenues.

Direct operating costs for the IADS segment were $1.2 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015, net of intersegment profits. The increase in direct operating costs for the IADS segment is primarily due to an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 133% and 267% for the three months ended March 31, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues was principally attributable to the increase in IADS revenues by 122%.

Direct operating costs for the MIS segment were $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in direct operating costs for the IADS segment is primarily due to an increase in data and content-related costs. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 71% and 54% for the three months ended March 31, 2016 and 2015, respectively. The increase in direct operating costs as a percentage of MIS segment revenues was principally attributable to increase in direct operating costs on constant revenues.

Selling and Administrative Expenses

Selling and administrative expenses were $3.8 million for the three months ended March 31, 2016 compared to $4.1 million for the three months ended March 31, 2015, a decrease of $0.3 million or approximately 8%. Selling and administrative expenses as a percentage of total revenues decreased to 24% for the three months ended March 31, 2016 compared to 30% for the three months ended March 31, 2015.

Selling and administrative expenses for the CS segment were $2.6 million and $3.0 million in these respective periods. The decline in selling and administrative expenses for the CS segment is primarily due to payroll cost optimization and a decline in other administrative costs. Selling and administrative expenses for the CS segment as a percentage of CS segment revenues decreased to 19% for the three months ended March 31, 2016 compared to 25% for the three months ended March 31, 2015. The decrease in selling and administrative expenses as a percentage of CS segment revenues was principally attributable to increase in CS revenues and decline in selling and administrative expenses.

Selling and administrative expenses for the IADS segment for the respective periods were $0.4 million and $0.3 million, net of intersegment profits. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 42% for the three months ended March 31, 2016 compared to 83% for the three months ended March 31, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the increase in IADS revenues by 122%.

Selling and administrative expenses for the MIS segment were $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues increased to 69% for the three months ended March 31, 2016 from 62% for the three months ended March 31, 2015.

Income Taxes

We recorded a provision for income taxes of approximately $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Income (Loss)

We generated net income of $3,000 during the three months ended March 31, 2016 compared to a net loss of $1.8 million during the three months ended March 31, 2015.

Net income for the CS segment was $1.2 million for the three months ended March 31, 2016, compared to a net loss of $0.6 million for the three months ended March 31, 2015, net of intersegment profits. This change is primarily on account of an increase in revenues and a decline in selling and administrative expenses.

Net loss for the IADS segment was $0.7 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.5 million for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015. This change is primarily on account of an increase in direct operating costs.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2016 was $1.4 million compared to a loss of $0.4 million for the three months ended March 31, 2015, an increase of $1.8 million. Adjusted EBITDA for the CS segment was $2.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $1.8 million or approximately 287%. Adjusted EBITDA was a loss of $0.7 million and a loss of $1.0 million for the IADS segment for the three months ended March 31, 2016 and 2015, respectively. Adjusted EBITDA was a loss of $0.3 million for the three months ended March 31, 2016 and was break-even for the three months ended March 31, 2015 for the MIS segment.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$25,386	$24,908
Working capital	26,119	24,959

At March 31, 2016 we had cash and cash equivalents of $25.4 million, of which $22.2 million was held by our foreign subsidiaries located in Asia and $3.2 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of March 31, 2016 our intent is to permanently reinvest these funds outside the United States, except for $3.0 million in projected deemed dividend described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.7-$0.9 million per quarter in the immediate future; (ii) investment of $0.7 million in our MIS segment: (iii) the expansion of our other operations; (iv) general corporate purposes, including working capital; and (v) possible business acquisitions. As of March 31, 2016, we had working capital of approximately $26.1 million, as compared to working capital of approximately $25.0 million as of December 31, 2015.

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

We project that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to our Asian operating subsidiaries and that the cash deficit will amount to approximately $3.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of December 31, 2015 to reflect the projected deferral. In the first quarter of 2016 the U.S. entity deferred $2.0 million in payments due to its Asian operating subsidiaries.

In October 2015 we filed a shelf registration statement on Form S-3, which will give us the ability to offer from time to time up to an aggregate of $70 million of securities, subject to market cap limitations, which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2016 was $0.7 million, resulting from a net loss of $0.1 million and adjustments for non-cash items of $0.8 million. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization, stock option expense of $0.3 million and reduction in tax provisions of $0.2 million.

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

Our days’ sales outstanding (DSO) for the three months ended March 31, 2016 was approximately 57 days as compared to 61 days for the year ended December 31, 2015. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For each of the three months ended March 31, 2016 and 2015 cash used in our investing activities for capital expenditures was $0.2 million that principally consisted of purchases of technology equipment, including workstations and software. We continue to expense all capital expenditures for the IADS segment. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the three months ended March 31, 2016 and 2015, cash used in financing activities are comprised of total payments of long-term obligations of $0.2 million and $0.5 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2016 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$385	$331	$54
Vendor obligations	250	250	-
Non cancellable operating leases	1,254	443	811
Total contractual cash obligations	$1,889	$1,024	$865	$-	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

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

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new standard is effective for annual periods beginning after December 15, 2018. Early application is permitted. We have not yet determined the potential effects of the adoption of this standard on our condensed consolidated financial statements.

In March 2016, the FASB issued guidance relating to share based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus as of March 31, 2016 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $19.3 million as of March 31, 2016. The total unrealized gain on the outstanding hedges was $0.3 million as of March 31, 2016.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.8 million as of March 31, 2016. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.2 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of March 31, 2016, our foreign locations held cash and cash equivalents totaling approximately $22.2 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

As set forth under “Recent Development” in Management’s Discussion and Analysis, the Company recently became aware of certain potentially improper payments and related transactions that were made by or at the direction of foreign employees of a foreign subsidiary, and the Audit Committee has initiated an investigation into this matter. Depending on the results of the investigation, the Audit Committee may determine to review the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

The matter set forth under “Recent Development” in Item 2 of this Report is a risk factor that is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2016.

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

INNODATA INC.

Date:	May 10, 2016	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 10, 2016	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer and Principal Accounting Officer