Form 10-Q
period 2016-06-30
INNODATA INC
filed 2016-08-09
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of July 27, 2016 was 25,445,071.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2016

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$24,961	$24,908
Accounts receivable, net	9,702	9,249
Prepaid expenses and other current assets	3,042	2,900
Deferred income taxes	417	282
Total current assets	38,122	37,339
Property and equipment, net	4,756	4,723
Other assets	2,310	2,330
Deferred income taxes	1,333	1,382
Intangibles, net	4,001	3,987
Goodwill	1,531	1,476
Total assets	$52,053	$51,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,047	$1,250
Accrued expenses	3,975	3,312
Accrued salaries, wages and related benefits	5,386	4,905
Income and other taxes	1,236	1,255
Current portion of long term obligations	1,307	1,582
Deferred income taxes	-	76
Total current liabilities	13,951	12,380

Deferred income taxes	722	716
Long term obligations	3,686	3,436
Commitments and contingencies
Non-controlling interests	(3,451)	(3,507)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,069,000 shares issued and 25,445,000 outstanding at June 30, 2016 and December 31, 2015	270	270
Additional paid-in capital	24,852	24,590
Retained earnings	16,149	17,924
Accumulated other comprehensive income (loss)	362	(84)
	41,633	42,700
Less: treasury stock, 1,624,000 shares at June 30, 2016 and December 31, 2015, at cost	(4,488)	(4,488)
Total stockholders’ equity	37,145	38,212
Total liabilities and stockholders’ equity	$52,053	$51,237

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2016	2015

Revenues	$15,642	$14,063
Operating costs and expenses:
Direct operating costs	11,685	10,991
Selling and administrative expenses	5,553	4,278
Interest expense (income), net	16	(19)
Totals	17,254	15,250
Loss before income taxes	(1,612)	(1,187)
Provision for (benefit from) income taxes	258	(254)
Net loss	(1,870)	(933)
Loss attributable to non-controlling interests	92	134
Net loss attributable to Innodata Inc. and Subsidiaries	$(1,778)	$(799)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.07)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	25,445	25,337

Comprehensive loss:
Net loss	$(1,870)	$(933)
Pension liability adjustment, net of taxes	(82)	10
Change in fair value of derivatives, net of taxes	(193)	(23)
Foreign currency translation adjustment, net of taxes	8	119
Other Comprehensive income (loss)	(267)	106
Total Comprehensive loss	(2,137)	(827)
Comprehensive loss attributed to non-controlling interest	92	134
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(2,045)	$(693)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2016	2015

Revenues	$31,340	$27,865
Operating costs and expenses:
Direct operating costs	23,150	22,115
Selling and administrative expenses	9,364	8,413
Interest expense (income), net	29	(45)
Totals	32,543	30,483
Loss before income taxes	(1,203)	(2,618)
Provision for income taxes	776	301
Net loss	(1,979)	(2,919)
Loss attributable to non-controlling interests	204	280
Net loss attributable to Innodata Inc. and Subsidiaries	$(1,775)	$(2,639)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.07)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	25,445	25,337

Comprehensive loss:
Net loss	$(1,979)	$(2,919)
Pension liability adjustment, net of taxes	(164)	20
Change in fair value of derivatives, net of taxes	246	483
Foreign currency translation adjustment, net of taxes	364	(420)
Other Comprehensive income	446	83
Total Comprehensive loss	(1,533)	(2,836)
Comprehensive loss attributed to non-controlling interest	204	280
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,329)	$(2,556)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015

Cash flow from operating activities:
Net loss	$(1,979)	$(2,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,324	1,436
Stock-based compensation	522	559
Deferred income taxes	(232)	(211)
Pension cost	82	316
Changes in operating assets and liabilities:
Accounts receivable	(188)	615
Prepaid expenses and other current assets	17	74
Other assets	(139)	(111)
Accounts payable and accrued expenses	1,356	196
Accrued salaries, wages and related benefits	479	544
Income and other taxes	(73)	(7)
Net cash provided by operating activities	1,169	492

Cash flow from investing activities:
Capital expenditures	(871)	(298)
Net cash used in investing activities	(871)	(298)

Cash flow from financing activities:
Payment of long term obligations	(340)	(583)
Net cash used in financing activities	(340)	(583)

Effect of exchange rate changes on cash and cash equivalents	95	(131)

Net increase (decrease) in cash and cash equivalents	53	(520)

Cash and cash equivalents, beginning of period	24,908	24,216

Cash and cash equivalents, end of period	$24,961	$23,696

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$688	$412

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net loss	-	-	-	(1,775)	-	-	(1,775)
Stock-based compensation	-	-	522	-	-	-	522
Acquisition of non-controlling interest	-	-	(260)	-	-	-	(260)
Pension liability adjustments, net of taxes	-	-	-	-	(164)	-	(164)
Foreign currency translation adjustment, net of taxes	-	-	-	-	364	-	364
Change in fair value of derivatives, net of taxes	-	-	-	-	246	-	246
June 30, 2016	25,445	$270	$24,852	$16,149	$362	$(4,488)	$37,145

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(2,639)	-	-	(2,639)
Stock-based compensation	-	-	559	-	-	-	559
Pension liability adjustments, net of taxes	-	-	-	-	20	-	20
Foreign currency translation adjustment, net of taxes	-	-	-	-	483	-	483
Change in fair value of derivatives, net of taxes	-	-	-	-	(420)	-	(420)
June 30, 2015	25,337	$268	$23,339	$18,111	$(204)	$(4,288)	$37,226

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

The Company operates in three reporting segments: Digital Data Solutions (DDS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS). DDS was formerly known as Content Services.

The Company’s DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries: Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of June 30, 2016 Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

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

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2016, the results of its operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and cash flows and stockholders’ equity for the six months ended June 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

The functional currency of the foreign subsidiaries located in Germany and Canada are the Euro and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

Revenue Recognition-For the DDS segment, revenue is recognized based on the quantity delivered or resources utilized, the period in which services are performed and delivered. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

2.	Property and Equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	June 30,	December 31,
	2016	2015
Equipment	$13,725	$13,437
Software	5,311	5,089
Furniture and equipment	2,120	2,313
Leasehold improvements	4,907	4,956
Total	26,063	25,795
Less: accumulated depreciation and amortization	(21,307)	(21,072)
	$4,756	$4,723

Depreciation and amortization expense of property and equipment was approximately $0.5 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment was approximately $0.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

Balance as of January 1, 2016	$1,476
Foreign currency translation adjustment	55
Balance as of June 30, 2016	$1,531

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(62)
Balance as of June 30, 2015	$1,573

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$4,610
Foreign currency translation	137	141	17	3	298
Balance as of June 30, 2016	$2,115	$2,177	$572	$44	$4,908

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Gross carrying amounts:
Balance as of January 1, 2015	$2,369	$2,439	$596	$50	$5,454
Foreign currency translation	(151)	(157)	(13)	(4)	(325)
Balance as of June 30, 2015	$2,218	$2,282	$583	$46	$5,129

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Total
Accumulated amortization:
Balance as of January 1, 2015	$98	$84	$11	$-	$193
Amortization expense	113	97	46	4	260
Foreign currency translation	(8)	(7)	(1)	-	(16)
Balance as of June 30, 2015	$203	$174	$56	$4	$437

Amortization expense relating to acquisition-related intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.

Amortization expense relating to acquisition-related intangible assets was $0.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Estimated amortization expense for intangible assets subsequent to June 30, 2016 is as follows (in thousands):

Year	Amortization
2016	$244
2017	487
2018	487
2019	454
2020	422
Thereafter	1,907
$4,001

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

4.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.2 million as of June 30, 2016 and December 31, 2015, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at June 30, 2016 and December 31, 2015, respectively. The unrecognized tax benefits as of June 30, 2016 and December 31, 2015, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2016 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2016	$1,207
Decrease for tax position settled for prior years	(108)
Increase for tax provision	40
Interest accrual	32
Foreign currency revaluation	(14)
Balance - June 30, 2016	$1,157

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2015.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $303,000 including interest, through June 30, 2016 for the fiscal year ended March 31, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $482,000 including interest through June 30, 2016. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $482,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of June 30, 2016, the Company recorded a tax provision amounting to $155,000 including interest for such year.

In 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the six months ended June 30, 2016 were $8.5 million. The Company disagrees with the Service Tax Bureau’s position and is contesting these assertions vigorously.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

From time to time the Company is also subject to various other tax proceedings and claims for its India and Philippines subsidiaries. The Company has recorded a tax provision amounting to $217,000 including interest through June 30, 2016, for several other ongoing tax proceedings in India and the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

The Company projects that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $6.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of June 30, 2016 to reflect the projected deferral. In the second quarter of 2016 the U.S. entity deferred $2.3 million in payments due to its Asian operating subsidiaries.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

Foreign Currency-To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk of foreign currency fluctuation on the non-U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of June 30, 2016, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of June 30, 2016, the net book value of the property and equipment was $0.4 million.

6.	Stock Options

On June 7, 2016 stockholders of the Company approved amendments to the Innodata Inc. 2013 Stock Plan. The Innodata Inc. 2013 Stock Plan as amended and restated effective June 7, 2016 is referred to herein as the “Plan.” The number of shares of common stock of Innodata Inc. (“Stock”) that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the “Share Reserve”). Shares subject to an option or stock appreciation right granted under the Plan after June 7, 2016 shall count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 shall count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the 2009 Stock Plan (as amended and restated (the “Prior Plan”)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration shall be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there shall be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,970,146	$3.02
Granted	710,000	2.67
Exercised	-	-
Forfeited/Expired	(124,033)	3.19
Outstanding at June 30, 2016	4,556,113	$2.96	5.56	$28,800

Exercisable at June 30, 2016	2,343,062	$3.14	4.04	$2,376

Vested and Expected to Vest at June 30, 2016	4,556,113	$2.96	5.56	$28,800

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Six Months Ended
	June 30,
	2016	2015
Weighted average fair value of options granted	$1.09	$-

Risk-free interest rate	1.38% - 1.73%	-
Expected life (years)	5-6	-
Expected volatility factor	49%	-
Expected dividends	-	-

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2016 totaled approximately $1.7 million. The weighted-average period over which these costs will be recognized is twenty six months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Direct operating costs	$74	$104	$164	$195
Selling and administrative expenses	169	170	358	364
Total stock-based compensation	$243	$274	$522	$559

There were no options exercised in the six months ended June 30, 2016.

7.	Long term obligations

Total long-term obligations as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30,	December 31,
	2016	2015

Vendor obligations
Capital lease obligations (1)	$372	$423
Deferred lease payments (2)	708	707
Microsoft licenses (3)	170	360
Acquisition related liability (4)	1,062	993
Pension obligations
Accrued pension liability	2,681	2,535
	4,993	5,018
Less: Current portion of long term obligations	1,307	1,582
Totals	$3,686	$3,436

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment for a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of June 30, 2016, the Company had made $0.8 million in lease payments under the sale leaseback agreement.

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
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

Prepaid expenses and other current assets	$356
Other assets	713
Property and equipment	136
$1,205

(4) Amount represents a portion of the purchase price consideration for the acquisition of MediaMiser as follows: $0.6 million paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock. In addition, the Company agreed to pay up to a maximum of $4.6 million of contingent consideration based on MediaMiser’s achieving certain revenue and EBITDA levels during the period from April 1, 2016 to March 31, 2017. The fair value of the contingent consideration as of June 30, 2016 was $0.5 million.

8.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2016, and reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2016	$1,441	$274	$(1,086)	$629
Other comprehensive income (loss) before reclassifications, net of taxes	-	(152)	8	(144)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,441	122	(1,078)	485
Net amount reclassified to earnings	(82)	(41)	-	(123)
Balance at June 30, 2016	$1,359	$81	$(1,078)	$362

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2015	$507	$169	$(986)	$(310)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(69)	119	50
Total other comprehensive income (loss) before reclassifications, net of taxes	507	100	(867)	(260)
Net amount reclassified to earnings	10	46		56
Balance at June 30, 2015	$517	$146	$(867)	$(204)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	234	364	598
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	69	(1,078)	514
Net amount reclassified to earnings	(164)	12	-	(152)
Balance at June 30, 2016	$1,359	$81	$(1,078)	$362

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	-	405	(420)	(15)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	68	(867)	(302)
Net amount reclassified to earnings	20	78	-	98
Balance at June 30, 2015	$517	$146	$(867)	$(204)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

9.	Segment Reporting and Concentrations

The Company’s operations are classified into three reportable segments: Digital Data Solutions (DDS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS).

The DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
DDS	$13,232	$12,370	$26,876	$24,561
IADS	1,165	545	2,062	950
MediaMiser	1,245	1,148	2,402	2,354
Total Consolidated	$15,642	$14,063	$31,340	$27,865

Loss before provision for income taxes(1):
DDS	$81	$701	$2,327	$1,064
IADS	(1,089)	(1,500)	(2,458)	(3,095)
MediaMiser	(604)	(388)	(1,072)	(587)
Total Consolidated	$(1,612)	$(1,187)	$(1,203)	$(2,618)

Loss before provision for income taxes(2):
DDS	$(640)	$98	$902	$(120)
IADS	(374)	(898)	(1,045)	(1,912)
MediaMiser	(598)	(387)	(1,060)	(586)
Total Consolidated	$(1,612)	$(1,187)	$(1,203)	$(2,618)

			June 30, 2016	December 31, 2015
Total assets:
DDS			$41,513	$41,842
IADS			1,242	1,026
MediaMiser			9,298	8,369
Total Consolidated			$52,053	$51,237

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined based upon customer’s domicile) (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

United States	$8,079	$6,615	$16,351	$13,203
The Netherlands	2,529	2,648	5,090	4,760
United Kingdom	1,999	2,050	3,980	4,251
Canada	1,498	1,456	2,974	2,827
Other - principally Europe	1,537	1,294	2,945	2,824
	$15,642	$14,063	$31,340	$27,865

Long-lived assets as of June 30, 2016 and December 31, 2015, respectively, by geographic region, are comprised of (in thousands):

	June 30,	December 31,
	2016	2015

United States	$1,292	$1,104

Foreign countries:
Philippines	1,537	5,223
India	1,657	1,611
Sri Lanka	518	1,580
Canada	5,252	635
Israel	30	31
Germany	2	2
Total foreign	8,996	9,082
	$10,288	$10,186

Two clients in the DDS Segment generated approximately 33% of the Company’s total revenues for the three months ended June 30, 2016 and 36% of the Company’s total revenues for the three months ended June 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 53%, respectively, of the Company’s total revenues.

Two clients in the DDS Segment generated approximately 32% of the Company’s total revenues for the six months ended June 30, 2016 and 35% of the Company’s total revenues for the six months ended June 30, 2015. Another client in the DDS segment accounted for 10% of the Company’s total revenues for the six months ended June 30, 2016 but accounted for less than 10% of the Company’s total revenues for the six months ended June 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 53%, respectively, of the Company’s total revenues.

As of June 30, 2016, approximately 57% of the Company's accounts receivable was from foreign (principally European) clients and 59% of accounts receivable was due from four clients. As of December 31, 2015, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 68% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

10.	Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,778)	$(799)	$(1,775)	$(2,639)

Weighted average common shares outstanding	25,445	25,337	25,445	25,337
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,445	25,337	25,445	25,337

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

Options to purchase 4.6 million shares and 2.6 million shares of common stock for the three months ended June 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the three months ended June 30, 2015 does not include 1.0 million potential shares of common stock derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

Options to purchase 4.3 million shares and 2.6 million shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the six months ended June 30, 2016 and 2015 does not include 0.3 million and 1.0 million potential shares of common stock, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2016 and December 31, 2015 was $18.6 million and $15.8 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$81	$-

Foreign currency forward contracts	Accrued expenses	$-	$165

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net gain (loss) recognized in OCI(1)	$(152)	$(69)	$234	$405
Net gain (loss) reclassified from accumulated OCI into income(2)	$41	$(46)	$(12)	$(78)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).

(2)Effective portion classified within direct operating cost.

(3)There were no effective portions for the period presented.

12.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2016 and December 31, 2015, because of the relative short maturity of these instruments.

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
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table sets forth the assets and liabilities as of June 30, 2016 and December 31, 2015 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

June 30, 2016	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$81	$-
Liabilities
Contingent Considerations	$-	$-	$477

December 31, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$165	$-
Contingent Considerations	$-	$-	$453

The following table summarizes the change in fair value of the Level 3 liability for the six months ended June 30, 2016:

Balance at January 1, 2016	$453
Effect of foreign currency translation adjustment	24
Balance at June 30, 2016	$477

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2016 is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2015 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

The acquisition of MediaMiser includes contingent consideration that requires additional amounts to be paid by the Company based on MediaMiser’s revenues and EBITDA during the period from April 1, 2016 to March 31, 2017. The fair value measurement of the contingent consideration obligation is determined using Level 3 unobservable inputs supported by little or no market activity by applying the probability-weighted discounted cash flow approach. The fair value of the contingent consideration as of June 30, 2016 and December 31, 2015 was $0.5 million, and the Company has recorded this amount in long term obligations in the condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

13.	Subsequent Events

On July 14, 2016, the Company’s MediaMiser subsidiary acquired the Agility business from PR Newswire. Agility is a leading global media contact database and media monitoring platform that helps customers target key influencers, amplify content and measure impact. The consideration given after working capital adjustments consisted of $4.3 million in cash, and is subject to further post-closing adjustment based on working capital as of the closing date. The Company funded the purchase price from its available cash on hand. MediaMiser acquired Agility to foster growth in North America and Europe by bolstering MediaMiser's media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With the acquisition of Agility, MediaMiser is now one of only a handful of companies able to offer a global media contact dataset with integrated workflows for distribution, monitoring and measurement. The acquisition brought to MediaMiser more than 1,500 Agility customers and approximately 50 employees in the US and the UK. Agility had approximately $5 million in revenues in 2015.

For additional information see the Company's Report on Form 8-K dated July 14, 2016. The information in the financial statements of this Report on Form 10-Q is for the quarterly period ended June 30, 2016, and does not reflect any aspect of the Agility transaction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “head start,” "believe," "expect," “should,” "anticipate," "indicate," "point to," “forecast,” “likely,” “goals,” “optimistic,” “foster,” “estimate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Digital Data Solutions (formerly Content Services) clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our other filings with the Securities and Exchange Commission.

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

We operate in three reporting segments: Digital Data Solutions (DDS), Innodata Advanced Data Solutions (IADS) and Media Intelligence Solutions (MIS). Our DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content (including e-books); development of new digital information products; and operational support of existing digital information products and systems. The DDS segment was formerly known as Content Services.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of June 30, 2016 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses and have reported minimal revenues since their inception in 2011. Our investment net of revenues in these subsidiaries in the first quarter of 2016 was approximately $0.7 million (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.5 to $0.7 million per quarter.

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

In July 2016, our MediaMiser subsidiary acquired the Agility business from PR Newswire. Agility is a leading global media contact database and media monitoring platform that helps customers target key influencers, amplify content and measure impact. MediaMiser acquired Agility to foster growth in North America and Europe by bolstering MediaMiser's media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With the acquisition of Agility, MediaMiser is now one of only a handful of companies able to offer a global media contact dataset with integrated workflows for distribution, monitoring and measurement. The acquisition brought to MediaMiser more than 1,500 Agility customers and approximately 50 employees in the US and the UK. Agility had approximately $5 million in revenues in 2015.

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

Recent Development

As previously reported, during the first quarter of 2016 the Company became aware of certain potentially improper payments and related transactions made by or at the direction of certain foreign employees of a foreign subsidiary in connection with the inspection of the subsidiary’s compliance with local employment-related tax requirements. The Audit Committee initiated an internal investigation into this matter with the assistance of independent counsel and other professionals, and voluntarily contacted the U.S. Department of Justice and the U.S. Securities and Exchange Commission to advise them of the internal investigation. Based upon the Audit Committee’s investigation, which we believe has been substantially completed, the amounts in question are not material with respect to the Company’s financial condition or results of operations. The employees concerned are no longer employed by the subsidiary. We are unable at this time to predict what, if any, action may be taken by governmental authorities or penalties or remedial measures they may seek. For the second quarter of 2016, we incurred approximately $1.25 million in legal, professional and related costs and expenses related to the investigation. We expect to incur up to $225,000 in additional costs relating to the investigation in the third quarter.

Revenues

In our DDS segment revenues are recognized based on the quantity delivered or resources utilized and in the period in which the services are performed and once delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to noncontrolling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(1,778)	$(799)	$(1,775)	$(2,639)
Depreciation and amortization	672	709	1,324	1,436
Stock-based compensation	243	274	522	559
Provision for (benefit from) income taxes	258	(254)	776	301
Interest expense (income), net	16	(19)	29	(45)
Non-controlling interests	(92)	(134)	(204)	(280)
Adjusted EBITDA	$(681)	$(223)	$672	$(668)

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenues

Total revenues were $15.6 million for the three months ended June 30, 2016 compared to $14.1 million for the three months ended June 30, 2015, an increase of approximately $1.6 million or approximately 11%.

Revenues from the DDS segment were $13.2 million and $12.4 million for the three months ended June 30, 2016 and 2015, respectively, an increase of approximately $0.9 million or approximately 7%. This increase is primarily attributable to increases in volume for several clients, including a ramp-up on a new project for a European publisher, and a ramp-up for a new customer for whom services began in the fourth quarter of 2015.

Revenues from the IADS segment were $1.2 million for the three months ended June 30, 2016 and $0.5 million for the three months ended June 30, 2015, an increase of $0.7 million or 140%. The increase is primarily attributable to an increase in the volume of work from Synodex clients.

Revenues from the MIS segment were $1.2 million for the three months ended June 30, 2016 and 2015, respectively.

Two clients in the DDS Segment generated approximately 33% of our total revenues for the three months ended June 30, 2016 and 36% of our total revenues for the three months ended June 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 53%, respectively, of our total revenues.

Direct Operating Costs

Direct operating costs were $11.7 million and $11.0 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $0.7 million or 6%. Direct operating costs as a percentage of total revenues declined to 75% for the three months ended June 30, 2016 compared to 78% for the three months ended June 30, 2015.

Direct operating costs for the DDS segment were approximately $9.7 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $0.4 million or 4%. The increase in direct operating costs primarily reflects $150,000 of costs incurred in connection with the internal investigation referred to under Recent Development. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 73% and 75% for the three months ended June 30, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of DDS segment revenues primarily reflects an increase in DDS revenues.

Direct operating costs for the IADS segment were $1.2 million for the three months ended June 30, 2016 and $1.0 million for the three months ended June 30, 2015, net of intersegment profits. The increase in direct operating costs for the IADS segment primarily reflects an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 103% and 180% for the three months ended June 30, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues was principally attributable to the 114% increase in IADS revenues.

Direct operating costs for the MIS segment were $0.8 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 62% and 59% for the three months ended June 30, 2016 and 2015, respectively. The increase in direct operating costs as a percentage of MIS segment revenues was principally attributable to an increase in direct operating costs on constant revenues.

Selling and Administrative Expenses

Selling and administrative expenses were $5.6 million for the three months ended June 30, 2016 compared to $4.3 million for the three months ended June 30, 2015, an increase of $1.3 million or approximately 30%. Selling and administrative expenses as a percentage of total revenues increased to 36% for the three months ended June 30, 2016 compared to 30% for the three months ended June 30, 2015.

Selling and administrative expenses for the DDS segment were $4.2 million and $2.9 million in these respective periods, an increase of $1.3 million or 45%. The increase primarily reflects $1,250,000 of legal, professional and other costs in connection with the internal investigation referred to above, as well as new hire costs. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 31% for the three months ended June 30, 2016 compared to 24% for the three months ended June 30, 2015.

Selling and administrative expenses for the IADS segment for the respective periods were $0.3 million and $0.5 million, net of intersegment profits. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 29% for the three months ended June 30, 2016 compared to 84% for the three months ended June 30, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the 114% increase in IADS revenues.

Selling and administrative expenses for the MIS segment were $1.1 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase includes $150,000 of legal and other expenses for the Agility acquisition referred to in Note 11 to Consolidated Financial Statements. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues increased to 83% for the three months ended June 30, 2016 from 75% for the three months ended June 30, 2015.

Income Taxes

We recorded a provision for income taxes of $0.3 million for the three months ended June 30, 2016. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We recorded a net benefit from income taxes of $0.3 million for the three months ended June 30, 2015. We recorded a provision for income taxes in accordance with local tax regulations for our foreign subsidiaries. The provision for income taxes recorded by our foreign subsidiaries was completely offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary resulting in a benefit from income taxes.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Loss

We incurred a net loss of $1.8 million during the three months ended June 30, 2016 compared to a net loss of $0.8 million during the three months ended June 30, 2015.

Net loss for the DDS segment was $0.8 million for the three months ended June 30, 2016, compared to a net income of $0.5 million for the three months ended June 30, 2015, net of intersegment profits. Increased revenues were offset by an increase in direct operating costs and selling and administrative expenses. The change was also caused by an increase in tax expense.

Net loss for the IADS segment was $0.4 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.6 million for the three months ended June 30, 2016 compared to $0.4 million for the three months ended June 30, 2015. This change is primarily on account of an increase in the cost structure.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2016 was a loss of $0.7 million compared to a loss of $0.2 million for the three months ended June 30, 2015, an increased loss of $0.5 million. Adjusted EBITDA for the DDS segment was $0.1 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.8 million or approximately 89%. Adjusted EBITDA was a loss of $0.4 million and a loss of $0.9 million for the IADS segment for the three months ended June 30, 2016 and 2015, respectively. Adjusted EBITDA was a loss of $0.4 million for the three months ended June 30, 2016 and $0.2 million three months ended June 30, 2015 for the MIS segment.

Six Months Ended June 30, 2016 and 2015

Revenues

Total revenues were $31.3 million for the six months ended June 30, 2016 compared to $27.9 million for the six months ended June 30, 2015, a decline of approximately $3.5 million or 12%.

Revenues from the DDS segment were $26.9 million and $24.6 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $2.3 million or 9%. This increase is primarily attributable to e-book related services from one client and increases in volume for several non e-book clients, including a ramp-up on a new project for a European publisher, and a ramp-up for a new customer for whom services began in the fourth quarter of 2015.

Revenues from the IADS segment were $2.1 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.1 million or 117%. The increase is primarily attributable to an increase in the volume of work from Synodex clients.

Revenues from the MIS segment were $2.3 million for the six months ended June 30, 2016 and 2015.

Two clients in the DDS Segment generated approximately 32% of our total revenues for the six months ended June 30, 2016 and 35% of our total revenues for the six months ended June 30, 2015. Another client in the DDS segment accounted for 10% of our total revenues for the six months ended June 30, 2016 but accounted for less than 10% of our total revenues for the six months ended June 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 53%, respectively, of our total revenues

Direct Operating Costs

Direct operating costs were $23.2 million and $22.1 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.1 million or approximately 5%. Direct operating costs as a percentage of total revenues decreased to 74% for the six months ended June 30, 2016 compared to 79% for the six months ended June 30, 2015.

Direct operating costs for the DDS segment were $19.2 million and $18.7 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $0.5 million or 3%. The increase in direct operating costs primarily reflects $150,000 of costs incurred in connection with the internal investigation referred to under Recent Development, as well as on account of the increase in revenues. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% for the six months ended June 30, 2016 compared to 76% for the six months ended June 30, 2015. The decrease in direct operating costs as a percentage of DDS segment revenues primarily reflects an increase in DDS revenues.

Direct operating costs for the IADS segment were $2.4 million for the six months ended June 30, 2016 and $2.1 million for the six months ended June 30, 2015, net of intersegment profits. The increase in direct operating costs for the IADS segment primarily reflects an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 116% and 217% for the six months ended June 30, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues was principally attributable to the 117% increase in IADS revenues.

Direct operating costs for the MIS segment were $1.6 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 66% and 56% for the six months ended June 30, 2016 and 2015, respectively. The increase in direct operating costs as a percentage of MIS segment revenues was principally attributable to the increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses were $9.4 million for the six months ended June 30, 2016 compared to $8.4 million for the six months ended June 30, 2015, an increase of $1.0 million or approximately 12%. Selling and administrative expenses as a percentage of total revenues were 30% for the six months ended June 30, 2016 and 2015.

Selling and administrative expenses for the DDS segment were $6.8 million and $6.0 million in these respective periods, an increase of $0.8 million or 13%. The increase primarily reflects $1,250,000 of legal, professional and other costs in connection with the internal investigation referred to above, as well as new hire costs. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 26% for the six months ended June 30, 2016 compared to 24% for the six months ended June 30, 2015.

Selling and administrative expenses for the IADS segment for the respective periods were $0.7 million and $0.8 million, net of intersegment profits. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 35% for the six months ended June 30, 2016 compared to 84% for the six months ended June 30, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the 117% increase in IADS revenues.

Selling and administrative expenses for the MIS segment were $1.9 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase includes $150,000 of legal and other expenses for the Agility acquisition referred to in Note 11 to Consolidated Financial Statements. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues increased to 78% for the six months ended June 30, 2016 from 68% for the six months ended June 30, 2015.

Income Taxes

For the six months ended June 30, 2016 we recorded a provision for income taxes of $0.8 million in accordance with local tax regulations for our foreign subsidiaries. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the six months ended June 30, 2015, we recorded a provision for income taxes of $0.3 million. The provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of the MIS segment.

Net Loss

We generated a net loss of $1.8 million during the six months ended June 30, 2016 compared to net loss of $2.6 million during the six months ended June 30, 2015.

Net income for the DDS segment was $0.3 million for the six months ended June 30, 2016, compared to net loss of $0.1 million for the six months ended June 30, 2015, net of intersegment profits. Increased revenues were partially offset by an increase in direct operating costs and selling and administrative expenses. The change was also caused by an increase in tax expense.

Net loss for the IADS segment was $1.0 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $1.1 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. This change is primarily on account of an increase in the cost structure.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2016 was an income of $0.7 million compared to loss of $0.7 million for the six months ended June 30, 2015, an increase of $1.4 million. Adjusted EBITDA for the DDS segment was $2.5 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.0 million or approximately 67%. Adjusted EBITDA was a loss of $1.1 million and a loss of $1.9 million for the IADS segment for the six months ended June 30, 2016 and 2015, respectively. Adjusted EBITDA was a loss of $0.7 million and a loss of $0.3 million for the MIS segment for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$24,961	$24,908
Working Capital	24,171	24,959

At June 30, 2016, we had cash and cash equivalents of $25.0 million, of which $21.2 million was held by our foreign subsidiaries located in Asia and $3.8 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of June 30, 2016, our intent is to permanently reinvest these funds outside the United States, except for $6.0 million in projected deemed dividends described below. We expect that our cash balances at the end of the third quarter will be in the range of $19.0 million to $20.0 million after reflecting payments for the Agility acquisition referred in Note 11 to Consolidated Financial Statements and the payment of accrued costs and expenses for the internal investigation referred to under Recent Development.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.5-$0.7 million per quarter in the immediate future; (ii) investment of $1.3 million in our MIS segment; (iii) the expansion of our other operations; (iv) general corporate purposes, including working capital; and (v) possible business acquisitions. As of June 30, 2016, we had working capital of approximately $24.1 million, as compared to working capital of approximately $25.0 million as of December 31, 2015.

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

In July 2016, our MediaMiser subsidiary acquired Agility business from PR Newswire. The consideration given after working capital adjustments consisted of $4.3 million in cash, and is subject to further post-closing adjustment based on working capital as of the closing date. We funded the purchase price from our available cash on hand.

We project that during the period from 2016 through 2018 the U.S. entity may not have sufficient cash to pay, in full, amounts that will be payable by it to our Asian operating subsidiaries and that the cash deficit will amount to approximately $6.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of June 30, 2016 to reflect the projected deferral. In the second quarter of 2016 the U.S. entity deferred $2.3 million in payments due to its Asian operating subsidiaries.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2016 was $1.2 million, resulting from a net loss of $2.0 million and adjustments for non-cash items of $1.7 million and $1.5 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $1.3 million for depreciation and amortization, stock option expense of $0.5 million and reduction in tax provisions of $0.2 million. Working capital activities primarily consisted of a source of cash of $1.3 million for an increase in accounts payable and accrued expenses and a source of cash of $0.5 million for an increase in accrued salaries, wages and related benefits.

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

Our days’ sales outstanding (DSO) for the six months ended June 30, 2016 was approximately 55 days as compared to 61 days for the year ended December 31, 2015. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the six months ended June 30, 2016 and 2015, cash used in our investing activities for capital expenditures was $0.9 million and $0.3 million that principally consisted of purchases of technology equipment, including workstations and software. We continue to expense all capital expenditures for the IADS segment. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.5 to $3.5 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the six months ended June 30, 2016 and 2015, cash used in financing activities were comprised of total payments of long-term obligations of $0.3 million and $0.6 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2016 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$372	$287	$85
Vendor obligations	170	170	-
Non cancellable operating leases	1,219	416	803
Total contractual cash obligations	$1,761	$873	$888	$-	$-

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of MediaMiser and Bulldog Reporter, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

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

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016. Early application is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus, as of June 30, 2016 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $18.6 million as of June 30, 2016. The total unrealized gain on the outstanding hedges was $0.1 million as of June 30, 2016.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.7 million as of June 30, 2016. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.1 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of June 30, 2016, our foreign locations held cash and cash equivalents totaling approximately $21.2 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

In response to the Audit Committee investigation described under “Recent Development” in Item 2 of this Report, the Company intends to conduct supplemental employee training relating to the subject areas of the investigation.

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

There were no sales of unregistered equity securities during the six months ended June 30, 2016.

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

INNODATA INC.

Date:	August 9, 2016	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 9, 2016	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer