Form 10-Q
period 2016-09-30
INNODATA INC
filed 2016-11-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 28, 2016 was 25,623,832.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2016

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,277	$24,908
Accounts receivable, net	9,695	9,249
Prepaid expenses and other current assets	3,081	2,900
Deferred income taxes	418	282
Total current assets	30,471	37,339
Property and equipment, net	5,384	4,723
Other assets	2,349	2,330
Deferred income taxes	1,379	1,382
Intangibles, net	8,582	3,987
Goodwill	2,748	1,476
Total assets	$50,913	$51,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,465	$1,250
Accrued expenses	4,783	3,312
Accrued salaries, wages and related benefits	5,955	4,905
Income and other taxes	1,320	1,255
Current portion of long term obligations	1,421	1,582
Deferred income taxes	-	76
Total current liabilities	14,944	12,380

Deferred income taxes	701	716
Long term obligations	4,045	3,436
Commitments and contingencies
Non-controlling interests	(3,557)	(3,507)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,305,000 shares issued and 25,624,000 outstanding at September 30, 2016 and 27,069,000 shares issued and 25,445,000 outstanding at December 31, 2015	273	270
Additional paid-in capital	25,624	24,590
Retained earnings	13,383	17,924
Accumulated other comprehensive income (loss)	122	(84)
	39,402	42,700
Less: treasury stock, 1,681,000 shares at September 30, 2016 and 1,624,000 shares at December 31, 2015, at cost	(4,622)	(4,488)
Total stockholders’ equity	34,780	38,212
Total liabilities and stockholders’ equity	$50,913	$51,237

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2016	2015

Revenues	$16,060	$15,135
Operating costs and expenses:
Direct operating costs	12,422	10,452
Selling and administrative expenses	5,105	3,941
Change in fair value of contingent consideration	1,038	-
Interest expense, net	15	6
Totals	18,580	14,399
Income (loss) before income taxes	(2,520)	736
Provision for income taxes	352	462
Net income (loss)	(2,872)	274
Loss attributable to non-controlling interests	106	132
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,766)	$406
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.11)	$0.02
Weighted average shares outstanding:
Basic and diluted	25,651	25,455

Comprehensive loss:
Net income (loss)	$(2,872)	$274
Pension liability adjustment, net of taxes	(83)	10
Change in fair value of derivatives, net of taxes	(39)	(426)
Foreign currency translation adjustment, net of taxes	(118)	(393)
Other Comprehensive loss	(240)	(809)
Total Comprehensive loss	(3,112)	(535)
Comprehensive loss attributed to non-controlling interest	106	132
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(3,006)	$(403)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2016	2015

Revenues	$47,400	$43,000
Operating costs and expenses:
Direct operating costs	35,572	32,567
Selling and administrative expenses	14,469	12,354
Change in fair value of contingent consideration	1,038	-
Interest expense (income), net	44	(39)
Totals	51,123	44,882
Loss before income taxes	(3,723)	(1,882)
Provision for income taxes	1,128	763
Net loss	(4,851)	(2,645)
Loss attributable to non-controlling interests	310	412
Net loss attributable to Innodata Inc. and Subsidiaries	$(4,541)	$(2,233)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.18)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	25,514	25,377

Comprehensive loss:
Net loss	$(4,851)	$(2,645)
Pension liability adjustment, net of taxes	(247)	30
Change in fair value of derivatives, net of taxes	207	57
Foreign currency translation adjustment, net of taxes	246	(813)
Other Comprehensive income (loss)	206	(726)
Total Comprehensive loss	(4,645)	(3,371)
Comprehensive loss attributed to non-controlling interest	310	412
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(4,335)	$(2,959)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015

Cash flow from operating activities:
Net loss	$(4,851)	$(2,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,200	2,113
Stock-based compensation	729	800
Deferred income taxes	(289)	(218)
Pension cost	100	397
Change in fair value of contingent consideration	1,038	-
Changes in operating assets and liabilities:
Accounts receivable	487	1,152
Prepaid expenses and other current assets	(78)	111
Other assets	(272)	69
Accounts payable and accrued expenses	(1,092)	(86)
Accrued salaries, wages and related benefits	985	566
Income and other taxes	(80)	7
Net cash provided by (used in) operating activities	(1,123)	2,266

Cash flow from investing activities:
Capital expenditures	(2,051)	(466)
Acquisition of business	(4,052)	-
Net cash used in investing activities	(6,103)	(466)

Cash flow from financing activities:
Payment of long term obligations	(419)	(848)
Purchase of treasury stock	(134)	(100)
Net cash used in financing activities	(553)	(948)

Effect of exchange rate changes on cash and cash equivalents	148	(147)

Net increase (decrease) in cash and cash equivalents	(7,631)	705

Cash and cash equivalents, beginning of period	24,908	24,216

Cash and cash equivalents, end of period	$17,277	$24,921

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$928	$768
Common stock issued for MediaMiser acquisition	$569	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net loss	-	-	-	(4,541)	-	-	(4,541)
Stock-based compensation	-	-	729	-	-	-	729
Issuance of common stock	236	3	566	-	-	-	569
Acquisition of non-controlling interest	-	-	(261)	-	-	-	(261)
Pension liability adjustments, net of taxes	-	-	-	-	(247)	-	(247)
Foreign currency translation adjustment, net of taxes	-	-	-	-	246	-	246
Change in fair value of derivatives, net of taxes	-	-	-	-	207	-	207
Purchase of treasury stock	(57)	-	-	-	-	(134)	(134)
September 30, 2016	25,624	$273	$25,624	$13,383	$122	$(4,622)	$34,780

January 1, 2015	25,337	$268	$22,780	$20,750	$(287)	$(4,288)	$39,223
Net loss	-	-	-	(2,233)	-	-	(2,233)
Stock-based compensation	-	-	800	-	-	-	800
Issuance of common stock	187	2	484	-	-	-	486
Pension liability adjustments, net of taxes	-	-	-	-	30	-	30
Foreign currency translation adjustment, net of taxes	-	-	-	-	(813)	-	(813)
Change in fair value of derivatives, net of taxes	-	-	-	-	57	-	57
Purchase of treasury stock	(40)	-	-	-	-	(100)	(100)
September 30, 2015	25,484	$270	$24,064	$18,517	$(1,013)	$(4,388)	$37,450

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries: Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of September 30, 2016, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

The Company’s MIS segment provides media monitoring and analysis software and professional services for organizations of all sizes. Through innovative web-based and mobile solutions, MIS reduces the time and effort it takes to gather, analyze and distribute valuable business intelligence extracted from traditional and social media sources. Through Bulldog Reporter, MIS provides PR industry newsletters, a journalist database, media intelligence and professional development programs. The Company’s MIS segment operates through its MediaMiser, Bulldog Reporter and Agility subsidiaries.

In July 2016, the MediaMiser subsidiary acquired Agility from PR Newswire under an asset purchase agreement. Agility is a leading global media contact database and media monitoring platform that helps customers target key influencers, amplify content and measure impact. The solution is offered as software-as-a-service (SaaS). MediaMiser acquired Agility to foster growth in North America and Europe by bolstering MediaMiser’s media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With the acquisition of Agility, MediaMiser is now one of only a handful of companies able to offer a global media contact dataset with integrated workflows for distribution, monitoring and measurement.

Basis of Presentation-The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2016, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and cash flows and stockholders’ equity for the nine months ended September 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

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

Use of Estimates-In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the assets acquired in the acquisition of Agility, valuation of derivative instruments and estimated accruals for various tax exposures.

Foreign Currency Translation-The functional currency for the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on transaction dates.

The functional currency of the foreign subsidiaries located in Germany, Canada and United Kingdom are the euro, Canadian dollar and pound sterling, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

2.	Property and Equipment

Property and equipment are stated at costs less accumulated depreciation and amortization (in thousands), and consist of the following:

	September 30,	December 31,
	2016	2015
Equipment	$14,759	$13,437
Software	5,396	5,089
Furniture and equipment	2,124	2,313
Leasehold improvements	4,908	4,956
Total	27,187	25,795
Less: accumulated depreciation and amortization	(21,803)	(21,072)
	$5,384	$4,723

Depreciation and amortization expense of property and equipment was approximately $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense of property and equipment was approximately $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

3.	Acquisitions

On July 14, 2016, Innodata’s MediaMiser subsidiary completed the acquisition of Agility from PR Newswire under an asset purchase agreement for a cash consideration of $4.1 million.

Agility is a leading global media contact database and media monitoring platform that helps customers target key influencers, amplify content and measure impact. The solution is offered as software-as-a-service (SaaS).

MediaMiser acquired Agility to foster growth in North America and Europe by bolstering MediaMiser’s media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With the acquisition of Agility, MediaMiser is now one of only a handful of companies able to offer a global media contact dataset with integrated workflows for distribution, monitoring and measurement.

As this acquisition was effective on July 14, 2016, the results of operations of Agility are included in the condensed consolidated financial statements for the period beginning July 14, 2016. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

The Company has obtained third party valuations of certain intangible assets. The following table summarizes (in thousands) the preliminary purchase price allocation for the acquisition:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

Amount
Accounts receivable	$795
Media contact database	3,610
Developed technology	994
Tradenames and trademarks	310
Total identifiable assets acquired	5,709

Accounts payable and accrued expenses	176
Accrued salaries, wages and related benefits	63
Deferred revenues	2,560
Income and other taxes	97
Total liabilities assumed	2,896
Net identifiable assets acquired	2,813
Goodwill	1,239
Net assets acquired	$4,052

The estimated fair value of the media contact database and tradenames and trademarks intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the asset from another owner. The estimated fair value of the developed technology was determined based on the cost approach, which measures the value by the cost to reconstruct or replace the platform with another of like utility. Some of the more significant assumptions inherent in the development of these asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the media contact database and tradenames and trademarks at the acquisition date, was 13.5%. The remaining useful lives of the media contact database, developed technology, and tradenames and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets.

The amounts assigned to the media contact database, developed technology, tradenames and trademarks are amortized over the estimated useful life of 10 years.

The Company funded the purchase price from its available cash on hand. Transaction expenses amounted to $0.1 million and have been expensed.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2015 (amount in thousands, except per share amounts). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
As reported	$16,060	$15,135	$47,400	$43,000
Proforma	$16,280	$16,410	$50,900	$46,650

Net income (loss) attributable to Innodata Inc. and Subsidiaries:
As reported	$(2,766)	$406	$(4,541)	$(2,233)
Proforma	$(2,721)	$389	$(4,205)	$(2,299)

Basic and diluted net income (loss) per share:
As reported	$(0.11)	$0.02	$(0.18)	$(0.09)
Proforma	$(0.11)	$0.02	$(0.16)	$(0.09)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and September 30, 2015 were as follows (in thousands):

Goodwill
Balance as of January 1, 2016	$1,476
Goodwill recorded in connection with an acquisition	1,239
Foreign currency translation adjustment	33
Balance as of September 30, 2016	$2,748

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(129)
Balance as of September 30, 2015	$1,506

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$-	$4,610
Additions	994	-	310	-	3,610	4,914
Foreign currency translation	98	108	10	3	(25)	194
Balance as of September 30, 2016	$3,070	$2,144	$875	$44	$3,585	$9,718

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2015	$2,369	$2,439	$596	$50	$-	$5,454
Foreign currency translation	(317)	(327)	(32)	(7)	-	(683)
Balance as of September 30, 2015	$2,052	$2,112	$564	$43	$-	$4,771

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$-	$623
Amortization expense	180	133	75	3	90	481
Foreign currency translation	16	14	1	2	(1)	32
Balance as of September 30, 2016	$476	$387	$174	$10	$89	$1,136

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2015	$98	$84	$11	$-	$-	$193
Amortization expense	168	144	69	4	-	385
Foreign currency translation	(27)	(23)	(3)	-	-	(53)
Balance as of September 30, 2015	$239	$205	$77	$4	$-	$525

Amortization expense relating to acquisition-related intangible assets was $0.2 million for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense relating to acquisition-related intangible assets was $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for intangible assets subsequent to September 30, 2016 is as follows (in thousands):

Year	Amortization
2016	$242
2017	969
2018	969
2019	969
2020	903
Thereafter	4,530
$8,582

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.2 million as of September 30, 2016 and December 31, 2015, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.5 million at September 30, 2016 and December 31, 2015, respectively. The unrecognized tax benefits as of September 30, 2016 and December 31, 2015, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2016 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2016	$1,207
Decrease for tax position settled for prior years	(108)
Increase for tax provision	40
Interest accrual	47
Foreign currency revaluation	2
Balance - September 30, 2016	$1,188

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $312,000 including interest, through September 30, 2016 for the fiscal year ended March 31, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $496,000 including interest through September 30, 2016. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $496,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of September 30, 2016, the Company recorded a tax provision amounting to $158,000 including interest for such year.

In 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of revenues and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the nine months ended September 30, 2016 were $12.7 million. The Company disagrees with the Service Tax Bureau’s position and is contesting these assertions vigorously.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

From time to time the Company is also subject to various other tax proceedings and claims for its India and Philippines subsidiaries. The Company has recorded a tax provision amounting to $222,000 including interest through September 30, 2016, for several other ongoing tax proceedings in India and the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

In the third quarter of 2016, the U.S. entity deferred $3.8 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. The Company projects that during the period from October 1, 2016 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $2.2 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of September 30, 2016 to reflect the projected deferral through 2018.

6.	Commitments and Contingencies

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Indemnifications-The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of September 30, 2016, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens-In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of September 30, 2016, the net book value of the property and equipment was $0.5 million.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted -Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,970,146	$3.02
Granted	750,000	2.65
Exercised	-	-
Forfeited/Expired	(240,977)	3.13
Outstanding at September 30, 2016	4,479,169	$2.95	5.34	$46,400

Exercisable at September 30, 2016	2,409,156	$3.12	4.02	$5,940

Vested and Expected to Vest at September 30, 2016	4,479,169	$2.95	5.34	$46,400

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine Months Ended
	September 30,
	2016	2015
Weighted average fair value of options granted	$1.08	$-

Risk-free interest rate	1.26% - 1.49%	-
Expected life (years)	5-6	-
Expected volatility factor	49%	-
Expected dividends	-	-

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2016 totaled approximately $1.5 million. The weighted-average period over which these costs will be recognized is twenty four months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Direct operating costs	$81	$98	$245	$293
Selling and administrative expenses	126	143	484	507
Total stock-based compensation	$207	$241	$729	$800

There were no options exercised in the nine months ended September 30, 2016.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

8.	Long term obligations

Total long-term obligations as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30,	December 31,
	2016	2015

Vendor obligations
Capital lease obligations (1)	$307	$423
Deferred lease payments (2)	707	707
Microsoft licenses (3)	173	360
Acquisition related liability (4)	1,515	993

Pension obligations
Accrued pension liability	2,764	2,535
	5,466	5,018
Less: Current portion of long term obligations	1,421	1,582
Totals	$4,045	$3,436

(1) In March 2014, the Company entered into an equipment sale leaseback agreement with a financing company. The cash proceeds from the transaction were $0.9 million. The Company leased the equipment for a period of 36 months at an effective interest rate of approximately 6% and has the option to purchase the equipment for a nominal amount at the end of the lease term. The Company has accounted for this transaction as a financing arrangement, wherein the equipment remains on the Company’s books and will continue to be depreciated. As of September 30, 2016, the Company had made $0.8 million in lease payments under the sale leaseback agreement.

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
$1,205

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(4) On September 30, 2016 the Company and the other parties to the transaction in which the Company acquired MediaMiser amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company has the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock.

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2016, and reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015, were as follows (net of tax):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2016	$1,359	$81	$(1,078)	$362
Other comprehensive loss before reclassifications, net of taxes	-	(11)	(118)	(129)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,359	70	(1,196)	233
Net amount reclassified to earnings	(83)	(28)	-	(111)
Balance at September 30, 2016	$1,276	$42	$(1,196)	$122

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2015	$517	$146	$(867)	$(204)
Other comprehensive loss before reclassifications, net of taxes	-	(486)	(393)	(879)
Total other comprehensive income (loss) before reclassifications, net of taxes	517	(340)	(1,260)	(1,083)
Net amount reclassified to earnings	10	60	-	70
Balance at September 30, 2015	$527	$(280)	$(1,260)	$(1,013)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	223	246	469
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	58	(1,196)	385
Net amount reclassified to earnings	(247)	(16)	-	(263)
Balance at September 30, 2016	$1,276	$42	$(1,196)	$122

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive loss before reclassifications, net of taxes	-	(81)	(813)	(894)
Total other comprehensive income (loss) before reclassifications, net of taxes	497	(418)	(1,260)	(1,181)
Net amount reclassified to earnings	30	138	-	168
Balance at September 30, 2015	$527	$(280)	$(1,260)	$(1,013)

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

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

The IADS segment performs advanced data analysis. IADS operates through two subsidiaries: Synodex and docGenix. Synodex offers a range of data analysis services in the healthcare, medical and insurance areas. docGenix provides services to certain financial services institutions.

In July 2014, the Company acquired MediaMiser, an Ottawa, Canada-based provider of automated, real-time traditional and social media monitoring services. In December 2014, the Company acquired intellectual property and related assets of Bulldog Reporter. On July 14, 2016, Innodata’s MediaMiser subsidiary acquired Agility. All these businesses constitute the Company’s MIS segment.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
DDS	$12,052	$13,474	$38,928	$38,035
IADS	1,028	484	3,090	1,434
MIS	2,980	1,177	5,382	3,531
Total Consolidated	$16,060	$15,135	$47,400	$43,000

Income (loss) before provision for income taxes(1):
DDS	$(1,132)	$2,534	$1,195	$3,596
IADS	(1,296)	(1,496)	(3,754)	(4,590)
MIS	(92)	(302)	(1,164)	(888)
Total Consolidated	$(2,520)	$736	$(3,723)	$(1,882)

Income (loss) before provision for income taxes(2):
DDS	$(1,882)	$1,892	$(980)	$1,755
IADS	(553)	(861)	(1,598)	(2,773)
MIS	(85)	(295)	(1,145)	(864)
Total Consolidated	$(2,520)	$736	$(3,723)	$(1,882)

			September 30, 2016	December 31, 2015
Total assets:
DDS			$29,505	$41,842
IADS			735	1,026
MIS			20,673	8,369
Total Consolidated			$50,913	$51,237

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

United States	$8,263	$7,275	$24,614	$20,478
The Netherlands	2,006	2,514	7,096	7,274
United Kingdom	2,417	2,520	6,397	6,771
Canada	1,491	1,472	4,465	4,298
Other - principally Europe	1,883	1,354	4,828	4,179
	$16,060	$15,135	$47,400	$43,000

Long-lived assets as of September 30, 2016 and December 31, 2015, respectively, by geographic region, are comprised of (in thousands):

	September 30,	December 31,
	2016	2015

United States	$4,676	$1,104

Foreign countries:
Canada	5,121	635
United Kingdom	2,548	-
Philippines	1,991	5,223
India	1,639	1,611
Sri Lanka	689	1,580
Israel	48	31
Germany	2	2
Total foreign	12,038	9,082
	$16,714	$10,186

Two clients in the DDS Segment generated approximately 27% of the Company’s total revenues for the three months ended September 30, 2016 and 34% of the Company’s total revenues for the three months ended September 30, 2015. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended September 30, 2016 but accounted for 10% of the Company’s total revenues for the three months ended September 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 52%, respectively, of the Company’s total revenues.

Two clients in the DDS Segment generated approximately 30% of the Company’s total revenues for the nine months ended September 30, 2016 and 34% of the Company’s total revenues for the nine months ended September 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 52%, respectively, of the Company’s total revenues.

As of September 30, 2016, approximately 53% of the Company's accounts receivable was from foreign (principally European) clients and 55% of accounts receivable was due from four clients. As of December 31, 2015, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 68% of accounts receivable was due from four clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

11.	Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,766)	$406	$(4,541)	$(2,233)

Weighted average common shares outstanding	25,651	25,455	25,514	25,377
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,651	25,455	25,514	25,377

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

Options to purchase 4.2 million shares and 3.4 million shares of common stock for the three months ended September 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net income (loss) per share for the three months ended September 30, 2016 does not include 0.3 million potential shares of common stock derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

Options to purchase 4.2 million shares and 2.6 million shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the nine months ended September 30, 2016 and 2015 does not include 0.3 million and 0.8 million potential shares of common stock, respectively, derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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

In addition, although the majority of the Company’s revenues is denominated in U.S. dollars, a significant portion of the total revenues is denominated in Canadian dollars, pound sterling and euros.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2016 and December 31, 2015 was $17.7 million and $15.8 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$42	$-

Foreign currency forward contracts	Accrued expenses	$-	$165

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net gain (loss) recognized in OCI(1)	$(11)	$(486)	$223	$(81)
Net gain (loss) reclassified from accumulated OCI into income(2)	$28	$(60)	$16	$(138)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI").

(2)Effective portion classified within direct operating cost.

(3)There were no effective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2016 and December 31, 2015, because of the relative short maturity of these instruments.

“Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The following table sets forth the assets and liabilities as of September 30, 2016 and December 31, 2015 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

September 30, 2016	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$42	$-

December 31, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$165	$-

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2016 is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2015 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions (“IADS”) segment is a venture formed in 2011 that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Digital Data Solutions (formerly Content Services) clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our other filings with the Securities and Exchange Commission.

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

We are one of the largest producers of e-books, serving four of the five leading digital retailers of e-books, as well as 80 leading trade, education and professional publishers that sell e-books. We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since the fall of 2011, we have produced over 1,000,000 e-book titles.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of September 30, 2016 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses since their inception in 2011. Our investment net of revenues in these subsidiaries in the third quarter of 2016 was approximately $550,000 (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.5 to $0.7 million per quarter.

MediaMiser, Bulldog Reporter and Agility constitute the MIS segment.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, India, the Philippines, Sri Lanka, Israel, United Kingdom, Germany and Canada.

Other support groups are responsible for managing diverse enabling functions including human resources, organizational development, network and communications technology infrastructure support and physical infrastructure and facilities management.

Our sales staff, program managers and consultants operate primarily from our North American and European locations, as well as from client sites.

Recent Development

As previously reported, during the first quarter of 2016 the Company became aware of certain potentially improper payments and related transactions made by or at the direction of certain foreign employees of a foreign subsidiary in connection with the inspection of the subsidiary’s compliance with local employment-related tax requirements. The Audit Committee initiated an internal investigation into this matter with the assistance of independent counsel and other professionals, and voluntarily contacted the U.S. Department of Justice and the U.S. Securities and Exchange Commission to advise them of the internal investigation. Based upon the Audit Committee’s investigation, which we believe has been substantially completed, the amounts in question are not material with respect to the Company’s financial condition or results of operations. The employees concerned are no longer employed by the subsidiary. We are unable at this time to predict what, if any, action may be taken by governmental authorities or penalties or remedial measures they may seek. As of September 30, 2016 we have incurred approximately $1.5 million in legal, professional and related costs and expenses related to the investigation. We expect to incur up to $100,000 in additional costs relating to the investigation in the fourth quarter.

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

Adjusted EBITDA Performance Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor “Adjusted EBITDA” to help us evaluate our ongoing operating performance including our ability to operate the business effectively.

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and Subsidiaries in accordance with GAAP before income taxes, depreciation, amortization of intangible assets, impairment charges, changes in fair value of contingent consideration, stock-based compensation, loss attributable to non-controlling interests and interest income (expense).

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,766)	$406	$(4,541)	$(2,233)
Depreciation and amortization	876	677	2,200	2,113
Stock-based compensation	207	241	729	800
Provision for income taxes	352	462	1,128	763
Change in fair value of contingent consideration	1,038	-	1,038	-
Interest expense (income), net	15	6	44	(39)
Non-controlling interests	(106)	(132)	(310)	(412)
Adjusted EBITDA	$(384)	$1,660	$288	$992

Results of Operations

We acquired Agility on July 14, 2016. The Results of Operations reflect the operations of Agility only for the period beginning on July 14, 2016 and ending on September 30, 2016.

Three Months Ended September 30, 2016 and 2015

Revenues

Total revenues were $16.1 million for the three months ended September 30, 2016 compared to $15.1 million for the three months ended September 30, 2015, an increase of approximately $1.0 million or approximately 6%.

Revenues from the DDS segment were $12.1 million and $13.4 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of approximately $1.3 million or approximately 11%. This decrease is primarily attributable to reduced volume from e-book related services that we perform for a key client and as a result of pricing concessions to another key client, offset in part by increases in volume on a ramp-up on a new project for a European publisher and a ramp-up for a new customer for whom we began services in the fourth quarter of 2015.

Revenues from the IADS segment were $1.0 million for the three months ended September 30, 2016 and $0.5 million for the three months ended September 30, 2015, an increase of $0.5 million or 100%. The increase primarily reflects additional volume from Synodex clients.

Revenues from the MIS segment were $3.0 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $1.5 million or approximately 125%. The increase is attributable to revenue of Agility from the date of acquisition to September 30, 2016.

Two clients in the DDS Segment generated approximately 27% of the Company’s total revenues for the three months ended September 30, 2016 and 34% of the Company’s total revenues for the three months ended September 30, 2015. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended September 30, 2016 but accounted for 10% of the Company’s total revenues for the three months ended September 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 52%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $12.4 million and $10.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $1.9 million or 18%. Direct operating costs as a percentage of total revenues increased to 79% for the three months ended September 30, 2016 compared to 69% for the three months ended September 30, 2015.

Direct operating costs for the DDS segment were approximately $9.6 million and $8.9 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $0.7 million or 8%. The increase reflects an increase in labor costs, and also reflects foreign exchange losses that resulted from the strengthening of the U.S. dollar. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 80% and 66% for the three months ended September 30, 2016 and 2015, respectively.

Direct operating costs for the IADS segment were $1.3 million for the three months ended September 30, 2016 and $1.0 million for the three months ended September 30, 2015, net of intersegment profits. The increase in direct operating costs for the IADS segment primarily reflects an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 127% and 205% for the three months ended September 30, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues is principally attributable to 100% increase in IADS revenues.

Direct operating costs for the MIS segment were $1.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively. The increase in direct operating costs was on account of costs of Agility recorded from the date of acquisition to September 30, 2016. Included in Agility related costs are $0.1 million of one-time restructuring and integration costs. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 50% and 53% for the three months ended September 30, 2016 and 2015, respectively. This decline in direct operating costs as a percentage of MIS segment revenues reflects that the cost structure of Agility relative to revenues is lower than the cost structure of MediaMiser.

Selling and Administrative Expenses

Selling and administrative expenses were $5.1 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015, an increase of $1.2 million or approximately 31%. Selling and administrative expenses as a percentage of total revenues increased to 32% for the three months ended September 30, 2016 from 26% for the three months ended September 30, 2015.

Selling and administrative expenses for the DDS segment were $3.3 million and $2.8 million in these respective periods, an increase of $0.5 million or 18%. The increase primarily reflects new hire costs of sales personnel and $0.2 million of legal, professional and other costs in connection with the internal investigation referred to under “Recent Development”. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 27% for the three months ended September 30, 2016 from 20% for the three months ended September 30, 2015. This increase as a percentage of revenues was caused by the increase in selling and administrative expense and the decline in DDS segment revenues.

Selling and administrative expenses for the IADS segment were $0.3 million for each of the three months ended September 30, 2016 and 2015. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 26% for the three months ended September 30, 2016 compared to 73% for the three months ended September 30, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the 100% increase in IADS revenues.

Selling and administrative costs for the MIS segment were $1.5 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. The increase reflects selling and administrative costs of Agility including $250,000 of one–time restructuring and integration costs, as well as new hire costs in MediaMiser. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 56% for the three months ended September 30, 2016 from 72% for the three months ended September 30, 2015. This decline reflects that the cost structure of Agility relative to revenues is lower than the cost structure of MediaMiser.

Contingent Consideration

On September 30, 2016 we and the other parties to the transaction in which we acquired MediaMiser amended the terms on which one of our subsidiaries is required to make a supplemental purchase price payment for MediaMiser. On September 30, 2016 we and the other parties to the MediaMiser acquisition amended the terms on which one of our subsidiaries is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. common stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our MediaMiser subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $2.8 million during the three months ended September 30, 2016 compared to net income of $0.4 million during the three months ended September 30, 2015.

Net loss for the DDS segment was $2.1 million for the three months ended September 30, 2016, compared to net income of $1.6 million for the three months ended September 30, 2015, net of intersegment profits. The change was due to the decline in revenues and the increase in direct operating costs and selling and administrative expenses that were mentioned above, and to the charge to our operations referred to under “Contingent Consideration.”

Net loss for the IADS segment was $0.6 million for the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $0.1 million for the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2016 was a loss of $0.4 million compared to income of $1.7 million for the three months ended September 30, 2015, an increased loss of $2.1 million. Adjusted EBITDA for the DDS segment was break-even compared to income of $2.7 million for the three months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA was a loss of $0.6 million and a loss of $0.9 million for the IADS segment for the three months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA was $0.2 million for the three months ended September 30, 2016 compared to a loss of $0.1 million for the three months ended September 30, 2015 for the MIS segment.

Nine Months Ended September 30, 2016 and 2015

Revenues

Total revenues were $47.4 million for the nine months ended September 30, 2016 compared to $43.0 million for the nine months ended September 30, 2015, an increase of approximately $4.4 million or approximately 10%.

Revenues from the DDS segment were $38.9 million and $38.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $0.9 million or 2%. This increase is primarily attributable to a ramp-up on a new project for a European publisher and a ramp-up for a new customer for whom services began in the fourth quarter of 2015. The increase was partially offset by reduced volume from certain non e-book clients including as a result of pricing concessions extended to one key client.

Revenues from the IADS segment were $3.1 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.7 million or 121%. The increase primarily reflects additional volume from Synodex clients.

Revenues from the MIS segment were $5.4 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.8 million or approximately 50%. The increase is attributable to revenue of Agility from the date of acquisition to September 30, 2016.

Two clients in the DDS Segment generated approximately 30% of the Company’s total revenues for the nine months ended September 30, 2016 and 34% of the Company’s total revenues for the nine months ended September 30, 2015. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2016 and 2015, revenues from non-U.S. clients accounted for 48% and 52%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $35.6 million and $32.6 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $3.0 million or approximately 12%. Direct operating costs as a percentage of total revenues decreased to 75% for the nine months ended September 30, 2016 compared to 76% for the nine months ended September 30, 2015.

Direct operating costs for the DDS segment were $28.8 million and $27.5 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.3 million or 5%. The increase in direct operating costs primarily reflects $150,000 of costs incurred in connection with the internal investigation referred to under “Recent Development”, an increase in labor costs and the impact of foreign exchange losses on account of the strengthening of the U.S. dollar. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 74% for the nine months ended September 30, 2016 compared to 72% for the nine months ended September 30, 2015. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects an increase in DDS segment direct operating costs relative to an increase in revenues.

Direct operating costs for the IADS segment were $3.7 million for the nine months ended September 30, 2016 and $3.1 million for the nine months ended September 30, 2015, net of intersegment profits, an increase of $0.6 million or 19%. The increase in direct operating costs for the IADS segment primarily reflects an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 119% and 221% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues was principally attributable to the 121% increase in IADS revenues.

Direct operating costs for the MIS segment were $3.1 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.1 million or 55%. The increase in direct operating costs was on account of new hire costs, increase in content acquisition costs, and costs of Agility recorded from the date of acquisition to September 30, 2016. Included in Agility related costs are one-time restructuring and integration costs amounting to $0.1 million. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 57% and 55% for the nine months ended September 30, 2016 and 2015, respectively. This increase in direct operating costs as a percentage of MIS segment is due to increase in costs in MediaMiser relative to the increase in revenues.

Selling and Administrative Expenses

Selling and administrative expenses were $14.5 million for the nine months ended September 30, 2016 compared to $12.4 million for the nine months ended September 30, 2015, an increase of $2.1 million or approximately 17%. Selling and administrative expenses as a percentage of total revenues were 31% and 29% for the nine months ended September 30, 2016 and 2015, respectively.

Selling and administrative expenses for the DDS segment were $10.1 million and $8.7 million in these respective periods, an increase of $1.4 million or 16%. The increase primarily reflects $1.5 million of legal, professional and other costs in connection with the internal investigation referred to under “Recent Developments”, as well as new hire costs. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 26% for the nine months ended September 30, 2016 from 23% for the nine months ended September 30, 2015. This increase as a percentage of revenues was caused by the increase in selling and administrative expense relative to increase in DDS segment revenues.

Selling and administrative expenses for the IADS segment for the respective periods were $1.0 million and $1.2 million, net of intersegment profits, a decline of $0.2 million or 17%. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 32% for the nine months ended September 30, 2016 compared to 86% for the nine months ended September 30, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the 121% increase in IADS revenues.

Selling and administrative costs for the MIS segment were $3.4 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase reflects selling and administrative costs of Agility including $250,000 of one–time restructuring and integration costs, new hire costs in MediaMiser and $150,000 of one-time legal and other expenses for the Agility acquisition. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 66% for the nine months ended September 30, 2016 from 70% for the nine months ended September 30, 2015. This decline reflects that the cost structure of Agility relative to revenues is lower than the cost structure of MediaMiser.

Contingent Consideration

On September 30, 2016 we and the other parties to the transaction in which we acquired MediaMiser amended the terms on which one of our subsidiaries is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Income Taxes

For the nine months ended September 30, 2016, we recorded a provision for income taxes of $1.1 million in accordance with local tax regulations for our foreign subsidiaries. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the nine months ended September 30, 2015, we recorded a provision for income taxes of $0.8 million. The provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our MediaMiser subsidiary on account of continuing losses.

Net Loss

We generated a net loss of $4.5 million during the nine months ended September 30, 2016 compared to a net loss of $2.2 million during the nine months ended September 30, 2015.

Net loss for the DDS segment was $1.8 million for the nine months ended September 30, 2016, compared to net income of $1.5 million for the nine months ended September 30, 2015, net of intersegment profits. Increased revenues were partially offset by an increase in direct operating costs and selling and administrative expenses that were mentioned above, and to the charge to our operations referred to under “Contingent Consideration.” The change was also caused by an increase in tax expense.

Net loss for the IADS segment was $1.6 million for the nine months ended September 30, 2016 compared to $2.8 million for the nine months ended September 30, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $1.1 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. This increased loss was due to one-time integration expenses and acquisition-related costs.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2016 was $0.3 million compared to income of $1.0 million for the nine months ended September 30, 2015, a decline of $0.7 million. Adjusted EBITDA for the DDS segment was $2.5 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1.8 million or approximately 40%. Adjusted EBITDA was a loss of $1.6 million and a loss of $2.8 million for the IADS segment for the nine months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA was a loss of $0.6 million compared to a loss of $0.4 million for the MIS segment for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$17,277	$24,908
Working Capital	15,527	24,959

At September 30, 2016, we had cash and cash equivalents of $17.3 million, of which $15.7 million was held by our foreign subsidiaries located in Asia and $1.6 million was held in the United States. If needed, amounts held by foreign subsidiaries can be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, such amounts would be subject to United States federal income taxes. As of September 30, 2016, our intent is to permanently reinvest these funds outside the United States, except for $6.0 million in projected deemed dividends described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.5-$0.7 million per quarter in the immediate future; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of September 30, 2016, we had working capital of approximately $15.5 million, as compared to working capital of approximately $25.0 million as of December 31, 2015.

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

On July 14, 2016, our MediaMiser subsidiary completed the acquisition of Agility from PR Newswire under an asset purchase agreement for a cash consideration of $4.1 million.

In the third quarter of 2016, our U.S. entity deferred $3.8 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. We project that during the period from October 1, 2016 through 2018 our U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $2.4 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards.

In October 2015, we filed a shelf registration statement on Form S-3, which will give us the ability to offer, from time to time, up to an aggregate of $70 million of securities, subject to market cap limitations, which may consist of common stock, preferred stock, debt securities, warrants, or units consisting of any of the foregoing. The registration is intended to give us flexibility should financing opportunities arise.

Net Cash Provided By (Used In) Operating Activities

Cash used in our operating activities for the nine months ended September 30, 2016 was $1.1 million, resulting from a net loss of $4.9 million and adjustments for non-cash items of $3.8 million. Adjustments for non-cash items primarily consisted of $2.2 million for depreciation and amortization, change in fair value of contingent consideration of $1.0 million, stock option expense of $0.7 million and reduction in tax provisions of $0.3 million.

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

Our days’ sales outstanding (DSO) for the nine months ended September 30, 2016 was approximately 56 days as compared to 61 days for the year ended December 31, 2015. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2016, cash used in our investing activities was $6.1 million. These expenditures consisted of $4.1 million paid to acquire Agility in July 2016 and capital expenditures of $2.0 million principally for the purchase of technology equipment including servers, network infrastructure and workstations. For the nine months ended September 30, 2015, cash used in our investing activities for capital expenditures was $0.5 million. We continue to expense all capital expenditures for the IADS segment. During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.0 to $3.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2016 and 2015, cash used in financing activities were comprised of total payments of long-term obligations of $0.6 million and $0.9 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2016 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$307	$157	$150	$-	$-
Vendor obligations	173	173	-	-	-
Non cancellable operating leases	3,159	387	1,039	1,177	556
Total contractual cash obligations	$3,639	$717	$1,189	$1,177	$556

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

Our Synodex subsidiary experiences seasonal fluctuations in revenues. Typically volume declines in the third quarter of the calendar year whereas the fourth quarter volumes are generally higher than other calendar quarters. The seasonality is directly linked to the number of life insurance applications received by the insurance companies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016.

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

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus, as of September 30, 2016 we are not exposed to any market risk due to interest rate fluctuations.

Foreign currency risk

Although the majority of our revenues is denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, pound sterling and euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, United Kingdom, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $17.7 million as of September 30, 2016. The total unrealized gain on the outstanding hedges was $0.1 million as of September 30, 2016.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.6 million as of September 30, 2016. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.0 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of September 30, 2016, our foreign locations held cash and cash equivalents totaling approximately $15.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

There were no sales of unregistered equity securities during the three months ended September 30, 2016.

We purchased 57,000 shares of our common stock, for a total cost of approximately $0.1 million, during the three months ended September 30, 2016, as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase

July 1-31, 2016	-	$-	-	$1,800,000
August 1-31, 2016	50,000	$2.34	50,000	$1,683,000
September 1-30, 2016	7,000	$2.35	7,000	$1,667,000

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

On July 28, 2016 we issued 236,000 shares of Innodata Inc. common stock as a portion of the purchase price consideration for the acquisition of MediaMiser. The issuance was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) thereof.

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

INNODATA INC.

Date: November 8, 2016	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: November 8, 2016	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

