Form 10-K
period 2016-12-31
INNODATA INC
filed 2017-03-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2016

☐	Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 0-22196

INNODATA INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

55 Challenger Road
Ridgefield Park, New Jersey	07660
(Address of principal executive offices)	(Zip Code)

(201) 371-8000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	The Nasdaq Stock Market LLC
Preferred Stock Purchase Right	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:	None

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

Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2016) was $59,244,244.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of March 10, 2017 was 25,623,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC

Form 10-K

For the Year Ended December 31, 2016

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions ("IADS") segment is a venture formed in 2011 that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Media Intelligence Solutions segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission and other risks and uncertainties set forth in “Risk Factors” in this Form 10-K or indicated from time to time in our other filings with the Securities and Exchange Commission.

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

Digital Data Solutions (DDS) Segment

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

For our enterprise publishing clients, changes in the way end users discover, consume and create published information often necessitates replacing old processes and technologies that generated static, whole documents with new processes and technologies that enable content to reside as modular components which are re-combined dynamically to create up-to-date, product-specific assembly guides, engineering diagrams/schematics, compliance documentation, field operations guides and clinical documentation destined for simultaneous access on the web, from PCs, tablets and smartphones.

By blending consulting, technology and operations sourcing with deep domain expertise, we provide measurable outcomes for publishing companies, information services companies and enterprises through business transformation, accelerating innovation and efficient operations.

Information Product Development

We help our clients develop high-value information products. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information. Information and publishing is a $1.5 trillion industry consisting of more than 7,000 publishers, information providers and software service firms worldwide. Many of our clients specialize in the scientific, technical and medical (STM) segment (estimated revenues of $125.8 billion) and the legal and regulatory (L&R) segment (estimated revenues of $22 billion)1.

1 Outsell Inc. (October 5, 2016). “Information Industry Outlook 2016 – All Data, Nothing But Data.”

Both STM and L&R publishers make some or all of their revenues from the sale of information products created from the primary and secondary data produced by professionals and researchers (in the case of STM) or courts, legislatures, administrative bodies and rule-making institutions (in the case of L&R).

We enable our clients to rapidly develop new digital products without direct investments in staff, facilities and technology. We embrace agile development methodologies that provide the benefits of early solution visualization and an iterative development process that spans content, technology and user interface development. We use a combination of onsite project management, onshore solutions architecture and offshore globally distributed teams of developers, analysts and subject-matter experts.

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

For another leading global publisher, we developed an eReader application designed specifically for complex professional reference material. The publisher saw an opportunity to increase sales by re-publishing its printed reference works as e-books, but was unable to market them as e-books because existing eReader applications were built for simple fiction and trade books. We developed an eReader application for the client that changed this – it enabled advanced search, linking and cross-references to external sources, subscriber annotations, frequent textual updates and a host of other functions the publisher required in order to distribute its complex reference books as e-books over the iPad® as well as Android® and Windows-enabled mobile devices.

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

For example, for an $8 billion leading provider of financial and news information, we aggregate public source documentation from a variety of government agencies, which we transform, analyze and extract in order to support a real-time, high-value information product.

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

For a multinational information services company, we worked in conjunction with the client’s internal teams to design new content architectures and implement new content technologies that enabled the client to migrate its operations away from process and technologies designed primarily for print output to new processes and technologies that were designed around the nature of the content itself and supported multiple simultaneous delivery channels.

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

E-Book Production and Distribution

We manufacture both standard e-books and interactive e-books in a variety of formats (including EPUB, Mobi and Kindle) and in 12 major languages (including Japanese and Chinese). In addition, we distribute e-books on behalf of publishers and authors to more than 25 e-book retailers across North America, the United Kingdom, Australia and 24 countries in the European Union. Since the fall of 2011, we have produced over 1.3 million e-book titles.

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

IADS operates through two subsidiaries: Synodex and docGenix. As of December 31, 2016, we owned 91% of Synodex and 94% of docGenix.

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

At the end of 2016, Synodex had 11 clients, including RGA Reinsurance Company, the principal operating subsidiary of Reinsurance Group of America, Incorporated (NYSE: RGA), one of the top 10 largest providers of life reinsurance in the world according to A.M. Best, and John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. Synodex is engaged in business discussions with other reinsurance companies and insurance carriers that have expressed interest in utilizing its services.

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

In 2016, our investment net of revenues in these subsidiaries was approximately $1.8 million. In the immediate future, we intend to continue to invest in these subsidiaries at the combined rate of $0.1 to $0.4 million per quarter.

Media Intelligence Solutions (MIS) Segment

Our MIS segment operates through our MediaMiser, Bulldog Reporter and the Agility PR Solutions subsidiaries. In December 2016, we rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions.

Agility Enterprise (formerly known as MediaMiser Enterprise) provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Enterprise enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources.

Agility Enterprise’s proprietary technology platform monitors, aggregates, analyzes and distributes summaries of coverage from more than 200,000 content sources including traditional and digital media. The platform includes a powerful sentiment analysis engine that identifies whether opinions expressed in a particular document are positive, negative or neutral.

Increasingly, organizations seek to quantify the impact of public relations (PR) and communications activities and to understand what is being said about them across traditional and digital media. Social media has also dramatically changed how organizations manage and respond to crisis. Organizations need to respond quickly to negative customer feedback or coverage and track ongoing conversations in order to protect their brand and reputation. Agility Enterprise, with its powerful analytics and human augmented analysis and reporting, is designed to fit these needs.

We acquired the Agility business from PR Newswire in July 2016. The acquisition included close to 1,400 customers and approximately 50 employees in the US and the UK. Agility’s business consists of two products - Agility which is a global media contact database and email distribution platform, and Agility Plus which provides additional self-service media monitoring and analytics capabilities. This acquisition fostered growth in North America and Europe and expanded our suite of products for the PR marketplace. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

In 2016 we entered into an agreement with BusinessWire, a Berkshire Hathaway company, to offer Agility media database and monitoring products to its customers worldwide.

Bulldog Reporter is a news aggregation service for the PR and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog. In addition, it offers a paid subscription service focused specifically on the health industry, a daily e-newsletter—Inside Health Media—that provides a health related media list and media intelligence services by leveraging the data from Agility platform. Bulldog Reporter also manages a PR industry awards program—the Bulldog Awards—which recognizes PR and communications professionals in categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding PR performance.

With considerable consolidation and slowing growth in the overall media intelligence market, Agility PR Solutions is carving out a niche with a focus on influencer targeting, advanced media analytics and editorially enriched full-service options that provide context and clarity that automated solutions alone cannot provide. This focus on technology as well as customer service differentiates Agility PR Solutions from the clippings-origin and self-service monitoring competitors in the market.

Our Global Operations

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Innodata is certified to the EU-U.S. Privacy Shield framework, which certification includes Synodex, docGenix, Agility PR Solutions and Bulldog Reporter as covered entities, and Innodata and Synodex are U.S. Safe Harbor registered entities that adhere to the Switzerland Safe Harbor Frameworks on the protection of personal data. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, the Philippines, India, Sri Lanka, Israel, United Kingdom, Germany and Canada.

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

As a result, media, publishing and information services companies, and content-intensive enterprises, are increasingly relying on service providers, such as Innodata, to provide digital content-related services. These services increasingly involve using advanced technologies such as machine learning and artificial intelligence (AI) to extract meaningful data from unstructured data in cost efficient ways.

Clients

Two clients in our DDS segment each generated more than 10% of our total revenues in the fiscal year ended 2016. Revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $10.9 million or 17% of total revenues, and revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $8.5 million, or 14% of total revenues. No other client generated more than 10% of our total revenues in 2016. These two clients together generated approximately 31%, 33% and 31% of our total revenues in the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Revenues from clients located in foreign countries (principally in Europe) accounted for 49%, 51% and 47% of our total revenues for these respective fiscal years.

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

Our contractual arrangements with the RE Clients during 2016 consisted of four master services agreements (“MSAs”) and separately agreed to statements of work (“SOWs”) for specific services. Two of the MSAs have indefinite terms, one MSA has a term that ends on October 31, 2019 and the fourth MSA had a term that ended on October 31, 2016. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate certain individual SOWs on notice periods of up to 180 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate two of the MSAs on notice periods of 180 days, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

 Our contractual arrangements with the WK Clients during calendar year 2016 consisted of five MSAs and separately agreed to SOWs for specific services. Three MSAs have indefinite terms, one MSA continues in effect until the completion of all services performed under the MSA, and the fifth MSA has a term that ends on the later of March 1, 2017 or the expiration date of all SOWs issued under the MSA. WK Clients may terminate certain MSAs on notice periods ranging from 30 days to three months, and they may terminate certain individual SOWs on notice periods ranging from 10 days to six months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate certain of the MSAs on notice periods ranging from 30 days to three months, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

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

Our focus on quality.   We have achieved a reputation with our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we have delivery centers. Our quality assurance teams in Asia are compliant and certified to the ISO 9001:2008 quality management system standards.

Our global delivery model.   We have operations in eight countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results.

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

Our internal infrastructure.   We own and operate some of the most advanced content delivery centers in the world, which are linked by multi-redundant data connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks and data centers – is configured with industry standard redundancy, often with more than one backup to help ensure 24x7 availability.  Our infrastructure is built to accommodate advanced tools, processes and technologies that support our content and technical experts. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including managed firewalls and intrusion services.

Sales and Marketing

For our DDS and IADS segments we market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily from various locations in the U.S., and for our MIS segment we market and sell our services primarily from our offices in Canada and the United Kingdom and through our personnel in the U.S. Our corporate headquarters is located at Ridgefield Park, New Jersey, just outside New York City. During 2016, we had four executive-level business development and marketing professionals and approximately 34 sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

Our marketing department and sales professionals work together to generate leads. Our sales professionals identify and qualify prospects, securing direct personal access to decision makers at existing and prospective clients. They facilitate interactions between client personnel and our service teams to define ways in which we can assist clients with their goals. For each prospective client engagement, we assemble a team of our senior employees drawn from various disciplines within our Company. The team members assume assigned roles in a formalized process, using their combined knowledge and experience to understand the client’s goals and collaborate with the client on a solution.

Our marketing organization is responsible for developing and increasing the visibility and awareness of our brand and our service offerings, defining and communicating our value proposition, generating qualified, early-stage leads and furnishing effective sales support tools

As part of our marketing strategy we partner with media organizations to build awareness, establish a reputation as an industry thought leader, and generate leads. Media partners include trade associations and publications, trade show producers and consulting organizations. These partnerships are particularly valuable in enterprise industries as we build our presence among digital content leaders and decision makers.

Primary marketing outreach activities include content marketing, event marketing (including exhibiting at trade shows, conferences and seminars), direct and database marketing, public and media relations (including speaking engagements), and web marketing (including integrated marketing campaigns, search engine optimization, search engine marketing and the maintenance and continued development of external websites).

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

Research and Development

We incurred $0.1 million in research and development costs in our DDS segment for the year ended December 31, 2016 and none for the years ended December 31, 2015 and 2014. We did not incur any research and development costs for our IADS segment in any of the three years ended December 31, 2016, 2015 or 2014. Our MIS segment incurred research and development costs of $0.9 million, $1.0 million and $0.6 million for the years ended December 31, 2016 and 2015 and during the period from the date of acquisition (July 28, 2014) to December 31, 2014, respectively.

Competition

Our Digital Data Solutions segment operates in a highly competitive, fragmented and intense market. Major competitors include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital.

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

The Synodex subsidiary of our IADS segment competes in the insurance data analysis industry with an initial focus on applying innovative technology to speed accurate decision making and to improve productivity in the processing of medical files for the life insurance industry. Major competitors are Risk Righter, EMSI, Parameds, and other BPO companies all of whom are large firms with established client bases. We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs.

For our MIS segment, our primary competitors are companies such as Meltwater, Cision, Kantar, Infomart, Nasdaq, Intelligent I.Q., Trendkite and Custom Scoop, several of which are large firms with established customer bases, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases. Our competitors also include social media listening companies and start-ups offering platforms to amplify messages by targeting social media influencers.

Locations

We are headquartered in Ridgefield Park, New Jersey, just outside New York City. Our MIS business is headquartered in Ottawa, Canada and we have an additional location in London, United Kingdom. We have ten delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel.

Employees

As of December 31, 2016, we employed approximately 150 persons in the United States, Canada and United Kingdom, and over 4,600 persons in ten global delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel. As of December 31, 2016, approximately 260 of our employees were dedicated to the IADS segment, and approximately 190 of our employees were dedicated to the MIS segment. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Information

Our principal executive offices are located at 55 Challenger Road, Ridgefield Park, New Jersey 07660, and our telephone number is (201) 371-8000. Our website is www.innodata.com; information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients in our DDS segment generated approximately 31%, 33% and 31% of our total revenues in the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2016 and 2015 but accounted for 10% of the Company’s total revenues for the year ended December 31, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2016, 2015 and 2014, revenues from non-US clients accounted for 49%, 51% and 47%, respectively, of our revenues. We may lose any of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. They may also request that we modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major clients varies, if the services they require from us change, or if they require price concessions (as was required by a major customer in 2016 (see “Management Discussion and Analysis”), our revenues and results of operations could be adversely affected, and we may incur a loss from operations. If certain key terms of our agreements with our major clients are modified, our revenues and results of operations may be adversely affected. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

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

Our operating performance is materially dependent on the continuation of these projects. However, we are exposed to risks where these projects could be terminated by our clients and we may not be able to replace these terminated projects with new recurring projects with similar profitability or clients may ask for a price reduction which could adversely affect our revenue and results of operations.

Our solutions for the MIS segment are sold pursuant to subscription agreements, and if subscription clients elect either not to renew these agreements, or to renew these agreements for less expensive services, our revenues and results of operations will be adversely affected.

Our MIS segment derives its revenues primarily from subscription arrangements. Our clients may choose not to renew subscription agreements when they expire or may renew them at lower prices or for a significantly narrower scope of work. If large numbers of existing subscription clients do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our revenues and results of operations will be adversely affected.

The Synodex and docGenix subsidiaries in our IADS segment have incurred significant losses since their inception in 2011.

We have invested significant amounts in the Synodex and docGenix subsidiaries of our IADS segment. Our cumulative investment net of revenues in these subsidiaries as of December 31, 2016 was $33.0 million, consisting of $26.0 million in operating expenses and $7.0 million in capital expenditures. In the third quarter of 2013 we wrote off all the fixed assets of IADS, and we have expensed all investments in IADS since that date. During 2016, these subsidiaries generated approximately $4.3 million in revenues and incurred a net loss of $1.8 million net of inter-segment profits. Our operations and financial condition will be adversely affected if IADS fails to generate meaningful revenues and margins.

Our liquidity could be affected if our losses continue.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months.  However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, acquisitions or otherwise could materially and adversely affect the Company. See “Management Discussion and Analysis – Liquidity and Capital Resources” for information on (i) our cash and cash equivalents that declined to $14.2 million at December 31, 2016 from $24.9 million at December 31, 2015, (ii) the portion of our cash and cash equivalents that at December 31, 2016 was held by our foreign subsidiaries and that can be repatriated to the United States (as deemed dividends or otherwise) only subject to United States federal income taxes, (iii) the cash used in 2016 in our operating activities as a result of our net loss in 2016, (iv) the cash used in 2016 in our investing activities for the acquisition and integration of Agility and capital expenditures and (v) our current plans for the use of our cash and cash equivalents.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

In July 2016, we acquired the Agility business from PR Newswire, comprised of the Agility and Agility Plus products, pursuant to an asset purchase agreement. Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. In July 2014, we acquired MediaMiser Ltd., a Canada-based provider of automated, real-time traditional and social media monitoring services, and in December 2014, we acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc.

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

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2016, 52% or $5.2 million, of our accounts receivable was due from three clients. See “Liquidity and Capital Resources.” In 2016 we deferred $750,000 of revenue from one client that will be accounted for on a cash basis and we also recorded a $150,000 allowance for accounts receivable from this client.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $0.4 million in the third quarter of 2015 to a loss of approximately $2.8 million in the third quarter of 2016.

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

Our MIS segment relies on third parties to provide certain content and data for our solutions, and if those third-parties discontinue providing their content, our revenue and results of operations could be adversely affected.

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

We are reliant to a considerable degree on the continuing leadership of our Chief Executive Officer and would be materially and adversely affected should he unexpectedly not be employed by us. In addition, our businesses are subject to fierce competition for talent which could result in high attrition of our employees, or we may not be able to find the requisite talent to operate our businesses. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity. Our failure to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, fluctuations in our business may require that we lay off employees with possible negative effects on employee morale. We try to minimize these risks by actively promoting employee relationships and offering competitive salaries, but if we cannot mitigate these risks, our business and our operating performance could be adversely affected.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City, and our Media Intelligence business is headquartered in Ottawa, Canada and has an additional location in London, United Kingdom. We have ten delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel. Our employees are geographically dispersed as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts our ability to execute our business plans may be adversely affected.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights include certain trademarks, trade secrets, domain name registrations, a patent and patent applications. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. In addition, various events outside of our control pose a threat to our intellectual property rights as well as to our business.  If we are unable to protect our intellectual property, we may experience difficulties in achieving and maintaining brand recognition.

Disruptions in telecommunications, system failures, data corruption or virus attacks could harm our ability to execute our global resource model, which could result in client dissatisfaction and a reduction of our revenues.

We use a distributed global resource model. Our onshore workforce provides services from our United States and Canada offices, as well as from client sites; and our offshore workforce provides services from our nine offshore delivery centers in the Philippines, India, Sri Lanka, Germany, United Kingdom and Israel. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete client projects on time, or provide services to our clients. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, United Kingdom, Canada and Germany, while our headquarters are in the United States, and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate tax authorities may exercise significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

•	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;

•	local competition, particularly in the Philippines, India and Sri Lanka;

•	imposition of public sector controls;

•	trade and tariff restrictions;

•	price or exchange controls;

•	currency control regulations;

•	foreign tax consequences;

•	data privacy laws and regulations;

•	labor disputes and related litigation and liability;

•	intellectual property laws and enforcement practices;

•	limitations on repatriation of earnings; and

•	changing laws and regulations, occasionally with retroactive effect.

One or more of these factors could adversely affect our business and results of operations.

Our international business is subject to applicable laws and regulations relating to foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable anti-bribery laws and regulations of the U.S. and other jurisdictions where we operate. For example, we are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act relating to corrupt and illegal payments to government officials and others. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf could fail to comply with applicable laws and regulations, and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions, and we could incur substantial legal fees and related expenses. In the now completed internal investigations referred to under “Recent Development” we incurred approximately $1.6 million in legal fees and related expenses. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.

Our international operations subject us to currency exchange fluctuations, which could adversely affect our results of operations.

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada, United Kingdom and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

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

In 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services, the revenue earned by our Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase our operating costs. The revenues of our Indian subsidiary in 2016 were $16.8 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

In 2016, our Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to us for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. We disagree with the basis of these appeals and are contesting them vigorously. We expect delays in receiving service tax refunds until the appeals are adjudicated with finality.

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

Unremitted earnings of foreign subsidiaries that aggregated $31.6 million at December 31, 2016, except for $4.2 million in projected deemed dividend described below, have been included in the consolidated financial statements without giving effect to United States income taxes because as of December 31, 2016 we have no intent to remit these earnings to the United States. If we change our intent, we would be subject to United States income taxes on these earnings to the extent not offset by foreign tax credits.

In order to preserve cash in the United States, for the year 2016 the U.S. entity deferred $4.2 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was set off against the net operating loss carryforwards of the U.S. entity.

The Company projects that during the period from 2017 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of December 31, 2016 to reflect the projected deferral in payments.

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

Occasionally, we have employees from our other facilities visit or transfer to the United States to meet our clients or work on projects at a client’s site. Any visa restrictions or new legislation putting a restriction on issuing visas could affect our business.

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

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, we believe that financial recovery against Innodata Inc. is nevertheless unlikely.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Ridgefield, New Jersey headquarters and ten overseas delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel, all of which are leased. The square footage of all our leased properties totals approximately 308,000.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippine subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc. that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, we believe that financial recovery against Innodata Inc. is nevertheless unlikely.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 14, 2017, there were 78 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 2,210.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2016.

	Common Stock
	Sale Prices
2015	High	Low

First Quarter	$3.05	$2.45

Second Quarter	2.80	2.55

Third Quarter	2.66	2.21

Fourth Quarter	2.96	2.11

2016	High	Low

First Quarter	$2.83	$2.21

Second Quarter	2.50	2.16

Third Quarter	2.80	2.15

Fourth Quarter	2.59	1.90

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2016:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	5,169,169	$2.88	5,245,836

Equity compensation plans not approved by security holders	-	-	-

Total	5,169,169	$2.88	5,245,836

(1) 2013 Stock Plan, approved by the stockholders, see Note 10 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

We did not repurchase any shares of our common stock during the fourth quarter of 2016. As of December 31, 2016, we had repurchased approximately 137,000 shares of our common stock under this authorization, for a total cost of approximately $0.3 million.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2016.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2016, 2015 and 2014 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$63,074	$58,523	$59,076	$64,249	$86,591

Operating costs and expenses
Direct operating expenses	47,219	43,939	43,905	49,127	57,382
Selling and administrative expenses	19,539	16,796	16,412	17,295	22,189
Impairment charge	-	-	374	5,524	505
Change in fair value of contingent consideration	1,038	-	-	-	-
	67,796	60,735	60,691	71,946	80,076

Income (loss) from operations	(4,722)	(2,212)	(1,615)	(7,697)	6,515
Interest (income) expense – net	63	(31)	(95)	(313)	(324)

Income (loss) before provision for income taxes	(4,785)	(2,181)	(1,520)	(7,384)	6,839
Provision for income taxes	1,126	1,203	406	5,451	1,150
Net income (loss)	(5,911)	(3,384)	(1,926)	(12,835)	5,689

Loss attributable to non-controlling interests	387	558	952	2,203	1,784

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(5,524)	$(2,826)	$(974)	$(10,632)	$7,473

Income (loss) per share attributable to Innodata Inc. and Subsidiaries

Basic	$(0.22)	$(0.11)	$(0.04)	$(0.43)	$0.30
Diluted	$(0.22)	$(0.11)	$(0.04)	$(0.43)	$0.28

Cash dividends per share	$-	$-	$-	$-	$-

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)

BALANCE SHEET DATA:

Working capital	$14,407	$24,959	$25,767	$28,844	$32,784

Total assets	$47,588	$51,237	$54,861	$49,997	$66,181

Long term obligations	$3,917	$3,436	$5,540	$3,747	$3,374

Stockholders’ equity	$33,784	$38,212	$39,223	$39,973	$50,509

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

The following table sets forth, for the period indicated, certain financial data expressed for the three years ended December 31, 2016:

(Dollars in millions)

	Years Ended December 31,
	2016	% of revenue	2015	% of revenue	2014	% of revenue

Revenues	$63.1	100.0%	$58.5	100.0%	$59.1	100.0%
Direct operating costs	47.2	74.8%	43.9	75.1%	43.9	74.3%
Selling and administrative expenses	19.5	30.9%	16.8	28.7%	16.4	27.7%
Change in fair value of contingent consideration	1.1	1.7%	-	0.0%	-	0.0%
Impairment charge	-	0.0%	-	0.0%	0.4	0.7%
Loss from operations	(4.7)	-7.4%	(2.2)	-3.8%	(1.6)	-2.7%
Other income	-		-		(0.1)
Loss before provision for
income taxes	(4.7)		(2.2)		(1.5)
Provision for income taxes	1.2		1.2		0.4
Net loss	(5.9)		(3.4)		(1.9)
Loss attributable to non-controlling interest	0.4		0.6		0.9

Net loss attributable to Innodata Inc. and Subsidiaries	$(5.5)		$(2.8)		$(1.0)

Revenues

In our DDS segment, we recognize revenues based on the quantity delivered or resources utilized and in the period in which the services are performed and delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

Our MIS segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable, and collection is reasonably assured. Revenues from enriched media analysis services are recognized when the services are performed and delivered to the client.

We consider US GAAP standard accounting criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the consolidated statements of operations and comprehensive loss.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Years Ended December 31
Adjusted EBITDA:	2016	2015	2014
Net loss attributable to Innodata Inc. and Subsidiaries	$(5,524)	$(2,826)	$(974)
Depreciation and amortization	3,195	2,773	3,046
Stock-based compensation	1,162	1,326	1,156
Impairment charges	-	-	374
Provision for income taxes	1,126	1,203	406
Change in fair value of contingent consideration	1,038	-	-
Interest expense (income), net	63	(31)	(95)
Non-controlling interest	(387)	(558)	(952)
Adjusted EBITDA	$673	$1,887	$2,961

Recent Development

As previously reported, during the first quarter of 2016 the Company became aware of certain potentially improper payments and related transactions made by or at the direction of certain foreign employees of a foreign subsidiary in connection with the inspection of the subsidiary’s compliance with local employment-related tax requirements. The Audit Committee conducted an internal investigation into this matter with the assistance of independent counsel and other professionals, and voluntarily contacted the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) to advise them of the internal investigation. The DOJ and the SEC have advised the Company that they have closed their inquiry into the matter.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Total revenues were $63.1 million for the year ended December 31, 2016, an 8% increase from $58.5 million for the year ended December 31, 2015.

Revenues from the DDS segment were $50.7 million and $51.7 million for the years ended December 31, 2016 and 2015, respectively, a decline of $1.0 million or approximately 2%. The decline was on account of reduced volume from a key e-book client and a combination of lower volume and pricing concessions extended to another key client for certain projects. The decline was partially offset by an increase in revenue primarily attributable to a ramp-up on new projects for a European publisher and a ramp-up for two new customers, one for whom services began in the fourth quarter of 2015 and for other services began in the fourth quarter of 2016. In 2016 we deferred $750,000 of revenue from one client that will be accounted for on a cash basis. No revenue was deferred for this client in 2015.

Revenues from the IADS segment were $4.3 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively, an increase of $2.2 million or approximately 105%. The increase primarily reflects additional volume from Synodex clients.

Revenues from the MIS segment were $8.1 million and $4.7 million for the year ended December 31, 2016 and 2015, respectively, an increase of $3.4 million or approximately 72%. The increase is attributable to revenue of Agility from the date of its acquisition in July 2016.

Two clients in the DDS segment generated approximately 31%, 33% and 31% of the Company’s total revenues in the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2016 and 2015 but accounted for 10% of the Company’s total revenues for the year ended December 31, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2016, 2015 and 2014, revenues from non-US clients accounted for 49%, 51% and 47%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were approximately $47.2 million and $43.9 million for the years ended December 31, 2016 and 2015, respectively, an increase of $3.3 million or approximately 8%.

Direct operating costs for the DDS segment were $37.9 million and $37.0 million for the years ended December 31, 2016 and 2015, respectively, an increase of $0.9 million or approximately 2%. The increase in direct operating costs primarily reflects $150,000 of costs incurred in connection with the now completed internal investigation referred to under “Recent Development”, an increase in labor costs and the impact of foreign exchange losses on account of the strengthening of the U.S. dollar. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 75% for the year ended December 31, 2016 compared to 72% for the year ended December 31, 2015. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects an increase in DDS segment direct operating costs relative to an increase in revenues.

Direct operating costs for the IADS segment were approximately $4.9 million and $4.3 million for the respective periods, net of intersegment profits, an increase of $0.6 million or 14%. The increase in direct operating costs for the IADS segment primarily reflects an increase in production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 113% and 201% for the years ended December 31, 2016 and 2015, respectively. The decrease in direct operating costs as a percentage of IADS segment revenues was principally attributable to the 106% increase in IADS revenues.

Direct operating costs for the MIS segment were approximately $4.4 million and $2.6 million, net of intersegment profit, for the years ended December 31, 2016 and 2015, respectively, an increase of $1.8 million, or 69%. The increase in direct operating costs was on account of new hire costs, an increase in content acquisition costs, and costs of Agility recorded from the date of its acquisition in July 2016. Included in Agility related costs are one-time restructuring and integration costs amounting to $150,000. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 55% for each of the years ended December 31, 2016 and 2015.

Selling and Administrative Expenses

Selling and administrative expenses were $19.5 million for the year ended December 31, 2016 compared to $16.8 million for the year ended December 31, 2015, an increase of $2.7 million or approximately 16%. Selling and administrative expenses as a percentage of total revenues were 31% and 29% for the years ended December 31, 2016 and 2015, respectively.

Selling and administrative expenses for the DDS segment were $13.5 million and $11.9 million in these respective periods, an increase of $1.6 million or 13%. The increase primarily reflects $1.5 million of legal, professional and other costs in connection with the now completed internal investigation referred to under “Recent Development”, new hire costs and a $150,000 allowance for accounts receivable from the client mentioned in the second paragraph under “Revenues”. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 26% for the year ended December 31, 2016 from 23% for the year ended December 31, 2015. This increase as a percentage of revenues was caused by the increase in selling and administrative expense relative to the increase in DDS segment revenues.

Selling and administrative expenses for the IADS segment for the respective periods were $1.2 million and $1.6 million, net of intersegment profits, a decline of $0.4 million or 25%. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 28% for the year ended December 31, 2016 compared to 73% for the year ended December 31, 2015. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the 106% increase in IADS revenues.

Selling and administrative costs for the MIS segment were $4.8 million and $3.3 million for the year ended December 31, 2016 and 2015, respectively. The increase reflects selling and administrative costs of Agility including $250,000 of one–time restructuring and integration costs, new hire costs in MediaMiser and $150,000 of one-time legal and other expenses for the Agility acquisition. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 60% for the year ended December 31, 2016 from 71% for the year ended December 31, 2015. This decline reflects synergies from the acquisition and integration of the Agility business with that of MediaMiser.

Contingent Consideration

On September 30, 2016, we and the other parties involved in the acquisition of MediaMiser amended the terms on which one of our subsidiaries is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Taxes

We recorded a provision for income taxes of approximately $1.1 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

For the year ended December 31, 2016, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in one of the tax proceedings of our Indian subsidiary. For the year ended December 31, 2015, the provision for income taxes recorded by our foreign subsidiaries was partially offset by a reversal of a tax provision on account of a favorable outcome in two of the tax proceedings of our Indian subsidiary.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our MediaMiser subsidiary on account of continuing losses.

At December 31, 2016, MediaMiser had available net operating loss carryforwards in Canada which will begin to expire in 2028. In addition, MediaMiser also has research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

We indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $31.6 million at December 31, 2016. These earnings are considered to be indefinitely reinvested except for the amount described below and, accordingly, no provision for U.S. federal or state income taxes has been made. When such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, net of foreign tax credits.

In order to preserve cash in the United States, for the year 2016 the U.S. entity deferred $4.2 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was offset against the net operating loss carryforwards of the U.S. entity.

We project that during the period from 2017 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be offset against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of December 31, 2016 to reflect the projected deferral in payments.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, our Indian subsidiary received a tax assessment approximating $309,000 including interest, through December 31, 2016 for the fiscal year ended March 31, 2006. We disagreed with the basis of these tax assessments, have filed an appeal against the assessments and are contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $493,000 including interest through December 31, 2016. In April 2015, we received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, we believe that the tax provision of $493,000 including interest is adequate. As we are continually subject to tax audits by the Indian Bureau of Taxation, we continuously assess the likelihood of an unfavorable assessment for all fiscal years for which we have not been audited and, as of December 31, 2016, we recorded a tax provision amounting to $158,000 including interest, through December 31, 2016.

In 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services, the revenue earned by our Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase our operating costs. The revenues of our Indian subsidiary in 2016 were $16.8 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

In 2016, our Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to us for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. We disagree with the basis of these appeals and are contesting them vigorously. We expect delays in receiving service tax refunds until the appeals are adjudicated with finality.

From time to time we are also subject to various tax proceedings and claims for our Philippines subsidiaries. We have recorded a tax provision amounting to $224,000 including interest through December 31, 2016, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, we continue to contest these claims vigorously.

We have unrecognized tax benefits of $1.2 million at both December 31, 2016 and 2015. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million for both December 31, 2016 and 2015. The unrecognized tax benefits as of December 31, 2016 and 2015, if recognized, would have an impact on our effective tax rate.

We are subject to various tax audits and claims which arise in the ordinary course of business.  Management currently believes that the ultimate outcome of these audits and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Net Loss

We incurred a net loss of $5.5 million during the year ended December 31, 2016 compared to a net loss of $2.8 million during the year ended December 31, 2015.

Net loss for the DDS segment was $2.6 million for the year ended December 31, 2016, compared to net income of $2.1 million for the year ended December 31, 2015, net of intersegment profits. The change was due to the decline in revenues, the increase in direct operating costs and selling and administrative expenses that was mentioned above, and to the charge to our operations referred to under “Contingent Consideration.”

Net loss for the IADS segment was $1.7 million for the year ended December 31, 2016 compared to a net loss of $3.7 million for the year ended December 31, 2015, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues.

Net loss for the MIS segment was $1.2 million for each of the years ended December 31, 2016 and 2015.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2016 was income of $0.7 million compared to income of $1.9 million for the year ended December 31, 2015, a decline of $1.2 million. Adjusted EBITDA for the DDS segment was $2.8 million and $6.2 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $3.4 million or approximately 55%. Adjusted EBITDA for the IADS segment was a loss of $1.8 million and a loss of $3.7 million for the years ended December 31, 2016 and 2015, respectively. Adjusted EBITDA for the MIS segment was a loss of $0.3 million compared to a loss of $0.6 million for the years ended December 31, 2016 and 2015, respectively.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Total revenues were $58.5 million for the year ended December 31, 2015, a 1% decline from $59.1 million for the year ended December 31, 2014.

Revenues from the DDS segment were $51.7 million and $56.8 million for the years ended December 31, 2015 and 2014, respectively, a decline of $5.1 million or approximately 9%. This decline is primarily attributable to a decline in e-book related services from one client, lower volumes in several projects and project completions. The decline was partially offset by an increase in revenues from other clients including ramp-up on a new project for a European publisher.

Revenues from the IADS segment were $2.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively, an increase of $1.5 million or approximately 250%. The increase is primarily attributable to an increase in the volume of work from Synodex clients.

Revenues from the MIS segment were $4.7 million and $1.7 million for the year ended December 31, 2015 and for the period from the date of acquisition through December 31, 2014, respectively, an increase of $3.0 million or approximately 176%. The increase is primarily due to the recognition of revenue for a full year in 2015 compared to the recognition of revenue for 2014 from the date of acquisition of MediaMiser to December 31, 2014, in 2014. The increase also reflects the addition in 2015 of 21 net new subscriber customers for MediaMiser’s Enterprise products and services, and $0.5 million in 2015 from sales of Bulldog Reporter products.

Two clients in our DDS segment generated approximately 33%, 31% and 26% of the Company’s total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Another client in our DDS segment accounted for less than 10% of the Company’s total revenues for the year ended December 31, 2015 but accounted for 10% and 11% of the Company’s total revenues for the years ended December 31, 2014 and 2013, respectively. A fourth client in our DDS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2015 and 2014 but accounted for 15% of the Company’s total revenues for the year ended December 31, 2013. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2015, 2014 and 2013, revenues from non-US clients accounted for 51%, 47% and 35%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were approximately $43.9 million for each of the years ended December 31, 2015 and 2014.

Direct operating costs for the DDS segment were $37.0 million and $38.4 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $1.4 million or approximately 4%. The decline reflects efficiencies of approximately $1.8 million in technology and facility costs, favorable foreign exchange benefits of $0.3 million, a reduction in labor costs as a result of the decrease in 2015 DDS revenues, offset in part by approximately $0.9 million in ramp-up costs on a new project for a European publisher and a $0.4 million expense accrual for retroactive bonuses required to be paid in India under recent legislation.

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

Direct operating costs as a percentage of total revenues increased to 75% for the year ended December 31, 2015 from 74% for the year ended December 31, 2014. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 72% for the year ended December 31, 2015 compared to 68% for the year ended December 31, 2014. The increase in direct operating costs for the DDS segment as a percentage of DDS segment revenues was principally attributable to the increase in expenses referred to above and the fixed costs-of-sales being apportioned over lower revenues.

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

Selling and administrative expenses for the DDS segment were $11.9 million and $13.8 million in these respective periods. Selling and administrative expenses for the IADS segment for both the periods were $1.6 million, net of intersegment profits. Selling and administrative expenses for the MIS segment were $3.3 million and $1.0 million, net of intersegment profits.

The decline in selling and administrative expenses for the DDS segment for the year ended December 31, 2015 compared to the same period in 2014 is primarily due to the following; approximately $1.3 million of cost optimization; a provision for doubtful accounts and professional fees for the acquisition of MediaMiser and Bulldog Reporter businesses amounting to $0.2 million recorded in the year ended December 31, 2014; a reversal in 2015 of an accrual for incentive compensation payments to executive officers and other key employees; and a decline in other administrative costs.

Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were approximately 23% and 24% for the years ended December 31, 2015 and 2014, respectively.

Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues were approximately 73% and 262% for the years ended December 31, 2015 and 2014, respectively.

Selling and administrative expenses for the MIS segment increased because costs for 2015 were recorded for the full year while costs for 2014 were recorded only from the date of acquisition of MediaMiser, and also because of approximately $0.7 million increase in sales and marketing spend to drive growth of customer acquisition. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues were approximately 71% and 58% for the year ended December 31, 2015 and for the period from the date of acquisition to December 31, 2014, respectively.

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

Beginning in 2002, unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Unremitted earnings aggregated $35.4 million at December 31, 2015. As of December 31, 2015 we had no plans to repatriate the earnings except for $3 million in projected deemed dividend, if such earnings were to be remitted, we could be subject to United States income taxes that may not be fully offset by foreign tax credits.

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

Pursuant to an income tax audit by the Indian Bureau of Taxation in March 2006, our Indian subsidiary received a tax assessment approximating $260,000, including interest, through December 31, 2015, for the fiscal tax year ended March 31, 2003. We disagreed with the basis of the tax assessment and filed an appeal with the Appeal Officer against the assessment. In October 2010, the matter was resolved with a judgment in the Company’s favor. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In December 2010, the income tax assessing officer exercised this right. In June 2015, the Indian Bureau of Taxation completed the audit, and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2003. We had previously recorded a tax provision amounting to $260,000 including interest through June 30, 2015. As the ultimate outcome was favorable, we reversed this amount in the second quarter of 2015. In 2008 and 2009, our Indian subsidiary received a final tax assessment for the fiscal years ended March 31, 2005 and 2006 from the Indian Bureau of Taxation. The tax assessment amounted to $284,000 and $300,000, including interest, through December 31, 2015, for the fiscal years ended March 31, 2005 and 2006, respectively. We disagree with the basis of these tax assessments, have filed an appeal against the assessments and are contesting them vigorously. In June 2015, the Indian Bureau of Taxation completed the audit for the fiscal tax year ended March 31, 2005 and the ultimate outcome was favorable. There was no tax assessment imposed for the fiscal tax year ended March 31, 2005. We had previously recorded a tax provision amounting to $284,000 including interest through June 30, 2015. As the ultimate outcome was favorable, we reversed this amount in the second quarter of 2015. In January 2012, our Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment, and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $477,000 including interest through December 31, 2015. In April 2015, we received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, we believe that the tax provision of $477,000 including interest is adequate. The Indian Bureau of Taxation commenced an audit of this subsidiary’s income tax return for the fiscal year ended March 31, 2012. The ultimate outcome for the fiscal year ended March 31, 2012 cannot be determined at this time. As we are continually subject to tax audits by the Indian Bureau of Taxation, we continuously assess the likelihood of an unfavorable assessment for all fiscal years for which we have not been audited and, as of December 31, 2015, we recorded a tax provision amounting to $152,000 including interest for such year.

In 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services, the revenue earned by our Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase our operating costs. The revenues of our Indian subsidiary in 2015 were $16.5 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

In 2016, our Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to us for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. We disagree with the basis of these appeals and are contesting them vigorously. We expect delays in receiving service tax refunds until the appeals are adjudicated with finality.

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

Net income for the DDS segment was $2.1 million for the year ended December 31, 2015, compared to net income of $4.9 million for the year ended December 31, 2014, net of intersegment profits. Of the total decline in net income for the DDS segment, $1.6 million is on account of the decline in revenues, offset in part by the above mentioned decrease in direct operating costs and selling and administrative expenses; a $0.8 million increase in the provision for foreign income taxes and a $0.4 million decline in losses attributable to non-controlling interests.

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

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2015 was $1.9 million compared to $3.0 million for the year ended December 31, 2014, a decrease of $1.1 million or 36%. Adjusted EBITDA for the DDS segment was $6.2 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $2.3 million or approximately 27%. Adjusted EBITDA for the IADS segment was a loss of $3.7 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. Adjusted EBITDA for the MIS segment was a loss of $0.6 million and $0.1 million for the year ended December 31, 2015 and the period from the date of acquisition to December 31, 2014, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31
	2016	2015	2014
Cash and cash equivalents	$14,172	$24,908	$24,216
Working capital	14,407	24,753	25,767

At December 31, 2016, we had cash and cash equivalents of $14.2 million, of which $11.7 million was held by our foreign subsidiaries, and the $2.5 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, they would be subject to United States federal income taxes. As of December 31, 2016, our intent is to permanently reinvest these funds outside the United States, except for $7.0 million in projected deemed dividends described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.1-0.4 million per quarter in the immediate future; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of December 31, 2016, we had working capital of approximately $14.4 million, as compared to working capital of approximately $25.0 million as of December 31, 2015.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, acquisitions or otherwise could materially and adversely affect the Company.

On July 14, 2016, our MediaMiser subsidiary completed the acquisition of Agility from PR Newswire under an asset purchase agreement for cash consideration of $4.2 million.

In 2016, our U.S. entity deferred $4.2 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. We project that during 2017 through 2018 our U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of December 31, 2016 to reflect the projected deferral in payments.

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

Net Cash Provided by (Used in) Operating Activities

Cash used in our operating activities for the year ended December 31, 2016 was $2.7 million, resulting from a net loss of $5.9 million and adjustments for non-cash items of $5.5 million and uses of working capital of $2.3 million. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization, a change in fair value of contingent consideration of $1.0 million and stock option expense of $1.2 million.

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

At December 31, 2016, our days’ sales outstanding were 55 days as compared to 61 days as of December 31, 2015 and 69 days as of December 31, 2014. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the year ended December 31, 2016, cash used in our investing activities was $7.0 million. These expenditures consisted of $4.2 million paid to acquire Agility in July 2016 and capital expenditures of $2.7 million principally for the purchase of technology equipment including servers, network infrastructure and workstations. Capital expenditures of $2.7 million consisted of $2.2 million for the DDS segment and $0.5 million for the MIS segment.

Capital expenditures in 2015 amounted to $0.7 million consisting of $0.5 million for the DDS segment and $0.2 million for the MIS segment. Capital expenditures for the IADS segment amounted to $0.3 million in 2015 which has been expensed, as we continue to expense all capital expenditures for the IADS segment since we recorded the impairment in 2013. A significant portion of the capital expenditures incurred during the year was for the purchase of new servers, storage and software upgrades.

Capital expenditures in 2014 for the DDS segment amounted to $2.0 million primarily for the purchase of technology equipment and computer software. Capital expenditures for the IADS segment amounted to $0.2 million in 2014 which has been expensed. In addition, we paid $3.2 million to acquire MediaMiser in July 2014 and approximately $0.2 million to acquire intellectual property and related assets of Bulldog Reporter in December 2014.

For the year 2017, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 to $3.0 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Payment of long-term obligations approximated $0.7 million, $0.9 million and $0.8 million for 2016, 2015 and 2014, respectively. Cash from financing activities represents the net proceeds from a capital lease transaction we entered into during the first quarter of 2014 amounting to $0.9 million. Proceeds from the exercise of stock options for the year ended December 31, 2014 was $0.4 million. There were no stock option exercises during the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, we repurchased 57,000 and 80,000 shares of our common stock for approximately $0.1 million and $0.2 million, respectively.

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2016, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$224	$86	$138	$-	$-
Non cancellable operating leases	3,602	646	1,544	1,032	380
Total contractual cash obligations	$3,826	$732	$1,682	$1,032	$380

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

Our Synodex subsidiary experiences seasonal fluctuations in revenues. Typically, revenue is lowest in the third quarter of the calendar year and highest in the fourth quarter of the calendar year. The seasonality is directly linked to the number of life insurance applications received by the insurance companies.

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

Allowance for Doubtful Accounts

We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our clients, adjusting credit terms when management believes appropriate, based upon payment history and an assessment of the client’s current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, in 2016 we deferred $750,000 of revenue from one client that will be accounted for on a cash basis and we also recorded a $150,000 allowance for accounts receivables from this client. We cannot guarantee that credit loss rates in the future will not be greater that those experienced in the past. In addition, we would have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be necessary.

Foreign Currency Translation

The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2016 and 2015 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $486,000, $(134,000) and $246,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The functional currency for our subsidiaries in Germany, United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was $1,393,000, $1,442,000 and $447,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue Recognition

For the DDS segment, revenue is recognized based on the quantity delivered or resources utilized and in the period in which services are performed and delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

The MIS segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenue from enriched media analysis services is recognized when the services are performed and delivered to the client.

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

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in our tax provision in the period of change. As of December 31, 2016, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As of December 31, 2016, we continue to maintain a valuation allowance on all U.S. deferred tax assets.

As of December 31, 2016, MediaMiser has available net operating loss carryforwards and research and development expenditures available to reduce taxable income of future years. The potential benefits from balances have not been recognized for financial statement purposes.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “Income Tax Expense” in our consolidated statements of operations and comprehensive loss.

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

In the annual impairment test conducted by us as of September 30, 2016, 2015 and 2014, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors, employees and others who render services to us under the 2013 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Pensions

Most of our non-U.S. subsidiaries provide for government mandated defined pension benefits covering those employees who meet certain eligibility requirements. Pension assumptions are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions – discount rate and rate of increase in compensation levels – are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan and a country-specific basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with generally accepted accounting principles, the impact of these differences is accumulated and amortized over future periods.

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

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We adopted this standard and there was no material impact on our consolidated financial statements.

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

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  Early application is permitted.  We adopted this standard and there was no material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our equipment sales leaseback financing and capital lease transactions carry a fixed interest rate. Thus, as of December 31, 2016 we are not exposed to any market risk due to interest rate fluctuations.

Foreign currency risk

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2015. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $19.3 million as of December 31, 2016. The total unrealized loss on the outstanding hedges were $0.3 million as of December 31, 2016.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $1.7 million as of December 31, 2016. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $2.1 million as of December 31, 2016. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the forward contracts mentioned above, we have not in 2016 engaged in any hedging activities or entered into off-balance-sheet transactions or arrangements. As of December 31, 2016, our foreign locations held cash and cash equivalents totaling approximately $11.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to the investigation by the Audit Committee described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Development, the Company created a Compliance Committee composed of senior managers from various functions, reviewed and updated certain of its policies, including its Anti-Bribery and Corruption Policy, and instituted additional employee trainings on these updated policies and related subject areas.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016,

The effectiveness of our internal control over financial reporting as of December 31, 2016, was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited Innodata Inc. and Subsidiaries (“Innodata”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innodata’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Innodata’s internal control over financial reporting based on our audit.

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

In our opinion, Innodata Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and the related financial statement schedule of Innodata Inc. and Subsidiaries and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/CohnReznick LLP

Roseland, New Jersey

March 15, 2017

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.

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
March 15, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 15, 2017
Jack Abuhoff	Chief Executive Officer and President

/s/ O’Neil Nalavadi	Senior Vice President,	March 15, 2017
O’Neil Nalavadi	Chief Financial Officer and Principal Accounting Officer

/s/ Haig S. Bagerdjian	Director	March 15, 2017
Haig S. Bagerdjian

/s/ Louise C. Forlenza	Director	March 15, 2017
Louise C. Forlenza

/s/ Stewart R. Massey	Director	March 15, 2017
Stewart R. Massey

/s/ Michael J. Opat	Director	March 15, 2017
Michael J. Opat

/s/ Anthea C. Stratigos	Director	March 15, 2017
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 15, 2017
Andargachew S. Zelleke

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Innodata Inc.:

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Innodata Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innodata Inc. and Subsidiaries as of December 31, 2016 and 2015, and their results of operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Innodata Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey

March 15, 2017

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,172	$24,908
Accounts receivable, net	9,952	9,249
Prepaid expenses and other current assets	3,124	2,900
Total current assets	27,248	37,057
Property and equipment, net	5,397	4,723
Other assets	2,377	2,330
Deferred income taxes	1,641	1,664
Intangibles, net	8,191	3,987
Goodwill	2,734	1,476
Total assets	$47,588	$51,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018	$1,250
Accrued expenses	4,333	3,312
Accrued salaries, wages and related benefits	5,040	4,905
Income and other taxes	1,330	1,255
Current portion of long-term obligations	1,120	1,582
Total current liabilities	12,841	12,304

Deferred income taxes	680	792
Long-term obligations	3,917	3,436
Commitments and contingencies
Non-controlling interests	(3,634)	(3,507)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding		-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,305,000 shares issued and 25,624,000 outstanding at December 31, 2016 and 27,069,000 shares issued and 25,445,000 outstanding at December 31, 2015	273	270
Additional paid-in capital	26,057	24,590
Retained earnings	12,400	17,924
Accumulated other comprehensive loss	(324)	(84)
	38,406	42,700
Less: treasury stock, 1,681,000 shares at December 31, 2016 and 1,624,000 shares at December 31, 2015, at cost	(4,622)	(4,488)
Total stockholders’ equity	33,784	38,212
Total liabilities and stockholders’ equity	$47,588	$51,237

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands, except per share amounts)

	2016	2015	2014

Revenues	$63,074	$58,523	$59,076
Operating costs and expenses:
Direct operating costs	47,219	43,939	43,905
Selling and administrative expenses	19,539	16,796	16,412
Impairment charges	-	-	374
Change in fair value of contingent consideration	1,038	-	-
	67,796	60,735	60,691

Loss from operations	(4,722)	(2,212)	(1,615)

Interest expense (income), net	63	(31)	(95)

Loss before provision for income taxes	(4,785)	(2,181)	(1,520)

Provision for income taxes	1,126	1,203	406

Net loss	(5,911)	(3,384)	(1,926)

Loss attributable to non-controlling interests	387	558	952

Net loss attributable to Innodata Inc. and Subsidiaries	$(5,524)	$(2,826)	$(974)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.22)	$(0.11)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	25,542	25,401	25,232

Comprehensive loss:
Net loss	$(5,911)	$(3,384)	$(1,926)
Pension liability adjustment, net of taxes	(136)	1,026	613
Change in fair value of derivatives, net of taxes	(153)	172	239
Foreign currency translation adjustment	49	(995)	(447)
Other Comprehensive income (loss)	(240)	203	405
Total Comprehensive loss	(6,151)	(3,181)	(1,521)
Comprehensive loss attributed to non-controlling interest	387	558	952
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(5,764)	$(2,623)	$(569)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

January 1, 2014	25,053	$266	$22,963	$21,724	$(692)	$(4,288)	$39,973
Net loss	-	-	-	(974)	-	-	(974)
Stock-based compensation	-	-	1,156	-	-	-	1,156
Issuance of common stock upon exercise of stock options	289	2	328	-	-	-	330
Restricted shares withheld for taxes	(5)	-	(14)	-	-	-	(14)
Acquisition of non-controlling interest	-	-	(1,653)	-	-	-	(1,653)
Pension liability adjustments, net of taxes	-	-	-	-	613	-	613
Foreign currency translation adjustment	-	-	-	-	(447)	-	(447)
Change in fair value of derivatives, net of taxes	-	-	-	-	239	-	239
December 31, 2014	25,337	268	22,780	20,750	(287)	(4,288)	39,223

Net loss	-	-	-	(2,826)	-	-	(2,826)
Stock-based compensation	-	-	1,326	-	-	-	1,326
Issuance of common stock for MediaMiser acquisition	188	2	484	-	-	-	486
Pension liability adjustments, net of taxes	-	-	-	-	1,026	-	1,026
Foreign currency translation adjustment	-	-	-	-	(995)	-	(995)
Change in fair value of derivatives, net of taxes	-	-	-	-	172	-	172
Purchase of treasury stock	(80)	-	-	-	-	(200)	(200)
December 31, 2015	25,445	270	24,590	17,924	(84)	(4,488)	38,212

Net loss	-	-	-	(5,524)	-	-	(5,524)
Stock-based compensation	-	-	1,162	-	-	-	1,162
Issuance of common stock for MediaMiser acquisition	236	3	566	-	-	-	569
Acquisition of non-controlling interest	-	-	(261)	-	-	-	(261)
Pension liability adjustments, net of taxes	-	-	-	-	(136)	-	(136)
Foreign currency translation adjustment	-	-	-	-	49	-	49
Change in fair value of derivatives, net of taxes	-	-	-	-	(153)	-	(153)
Purchase of treasury stock	(57)	-	-	-	-	(134)	(134)
December 31, 2016	25,624	$273	$26,057	$12,400	$(324)	$(4,622)	$33,784

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014

Cash flow from operating activities:
Net loss	$(5,911)	$(3,384)	$(1,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	-	-	374
Depreciation and amortization	3,195	2,773	3,046
Provision for doubtful accounts	136	-	-
Stock-based compensation	1,162	1,326	1,156
Deferred income taxes	(159)	(157)	(383)
Pension cost	103	431	717
Change in fair value of contingent consideration	1,038	-	-
Changes in operating assets and liabilities:
Accounts receivable	17	1,043	1,874
Prepaid expenses and other current assets	(133)	90	(496)
Other assets	(395)	12	590
Accounts payable and accrued expenses	(1,749)	132	160
Accrued salaries, wages and related benefits	84	441	(495)
Restricted shares withheld for taxes	-	-	(37)
Income and other taxes	(123)	(48)	33
Net cash provided by (used in) operating activities	(2,735)	2,659	4,613

Cash flow from investing activities:
Capital expenditures	(2,740)	(697)	(2,033)
Acquisition of business	(4,228)	-	(3,375)
Net cash used in investing activities	(6,968)	(697)	(5,408)

Cash flow from financing activities:
Payment of long-term obligations	(703)	(930)	(788)
Purchase of treasury stock	(134)	(200)	-
Proceeds from equipment financing	-	-	859
Proceeds from exercise of stock options	-	-	351
Net cash provided by (used in) financing activities	(837)	(1,130)	422

Effect of exchange rate changes on cash and cash equivalents	(196)	(140)	(163)

Net increase (decrease) in cash and cash equivalents	(10,736)	692	(536)

Cash and cash equivalents, beginning of year	24,908	24,216	24,752

Cash and cash equivalents, end of year	$14,172	$24,908	$24,216

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,306	$1,057	$957
Vendor financed software licenses acquired	$-	$-	$1,205
Common stock issued for MediaMiser acquisition	$569	$486	$-

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. and Subsidiaries (the “Company”) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of 5,000 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance, medical and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare, medical and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2016, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

Our MIS segment operates through our MediaMiser, Bulldog Reporter and the Agility PR Solutions subsidiaries. In December 2016, we rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions.

Agility Enterprise (formerly known as MediaMiser Enterprise) provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Enterprise enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources. Bulldog Reporter is a news aggregation service for the public relations and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog.

In July 2016, we acquired the Agility business from PR Newswire, comprised of the Agility and Agility Plus products. Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. The solution is offered as software-as-a-service (SaaS). This acquisition fostered growth in North America and Europe and filled out our PR solution set. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, MediaMiser, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the net assets acquired in the acquisition of Agility, valuation of derivative instruments and estimated accruals for various tax exposures.

Revenue Recognition - For the DDS segment, revenue is recognized based on the quantity delivered or resources utilized and in the period in which services are performed and delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed or milestones are achieved.

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

The MIS segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenue from enriched media analysis services is recognized when the services are performed and delivered to the client.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Foreign Currency Translation - The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2016 and 2015 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $486,000, $(134,000) and $246,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The functional currency for our subsidiaries in Germany, United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was $1,393,000, $1,442,000 and $447,000 as of December 31, 2016, 2015 and 2014, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments - The Company has designated its derivatives (foreign currency forward contracts) as a cash flow hedge. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss, and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities.

Cash Equivalents - For financial statement purposes (including cash flows), the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lives of the leases. Certain assets under capital leases are amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

Long-lived Assets - Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  Management makes assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable, exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

During the fourth quarter of 2014, the Company recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

Goodwill and Other Intangible Assets - Goodwill represents the excess purchase price paid over the fair value of net assets acquired. The Company tests its goodwill on an annual basis using a two-step fair value based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

In the annual impairment test conducted by the Company as of September 30, 2016, 2015 and 2014, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014

Direct operating costs	$330	$381	$390
Selling and administrative expenses	832	945	766

Total stock-based compensation	$1,162	$1,326	$1,156

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2016 and 2015, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable - The majority of the Company’s accounts receivable are due from publishers, information providers and e-book platform providers. The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the client’s current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, in 2016 the Company deferred $750,000 of revenue from one client that will be accounted for on a cash basis and also recorded a $150,000 allowance for accounts receivables from this client. This cannot guarantee that credit loss rates in the future will not be greater that those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2016, the Company had cash and cash equivalents of $14.2 million, of which $11.7 million was held by its foreign subsidiaries with local banks located mainly in Asia and $2.5 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

Loss per Share - Loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing loss per share is used.

Pension - The Company records annual pension costs based on calculations, which include various actuarial assumptions including discount rates, compensation increases and other assumptions involving demographic factors. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its pension obligations are reasonable based on its experience, market conditions and inputs from its actuaries.

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2016 and 2015 is deferred revenue amounting to $2.0 million and $1.2 million, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company does not anticipate that adoption of this standard will have a material impact on its consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes.

This new guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard and there was no material impact on its consolidated financial statements.

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

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  Early application is permitted.  The Company adopted this standard and there was no material impact on its consolidated financial statements.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31
	2016	2015
Equipment	$14,558	$13,437
Software	5,685	5,089
Furniture and equipment	2,119	2,313
Leasehold improvements	4,929	4,956
Total	27,291	25,795
Less: accumulated depreciation and amortization	(21,894)	(21,072)
	$5,397	$4,723

Depreciation and amortization expense of property and equipment was approximately $2.1 million, $1.9 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the fourth quarter of 2014, the Company recorded an impairment charge of $0.4 million representing the write-off of certain long lived assets on account of the consolidation of two India-based production facilities.

3.	Acquisitions

On July 14, 2016, Innodata’s MediaMiser subsidiary completed the acquisition of Agility from PR Newswire under an asset purchase agreement for cash consideration of $4.2 million.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. The solution is offered as software-as-a-service (SaaS). The acquisition helped MIS segment to foster growth in North America and Europe by bolstering MediaMiser’s media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

As this acquisition was effective on July 14, 2016, the results of operations of Agility are included in the consolidated financial statements for the period beginning July 14, 2016. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

The Company has obtained third party valuations of certain intangible assets. The following table summarizes (in thousands) the final purchase price allocation for the acquisition:

Amount
Accounts receivable	$771
Media contact database	3,610
Developed technology	994
Tradenames and trademarks	310
Total identifiable assets acquired	5,685

Accrued salaries, wages and related benefits	63
Deferred revenues	2,560
Income and other taxes	97
Total liabilities assumed	2,720
Net identifiable assets acquired	2,965
Goodwill	1,263
Net assets acquired	$4,228

The estimated fair value of the media contacts database and tradenames and trademarks intangible assets was determined using the “relief from royalty method” under the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the asset from another owner. The estimated fair value of the developed technology was determined based on the cost approach, which measures the value by the cost to reconstruct or replace the platform with another of like utility. Some of the more significant assumptions inherent in the development of these asset valuations include the projected revenue associated with the asset, the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The discount rate used to arrive at the present value of the media contact database and tradenames and trademarks at the acquisition date, was 13.5%. The remaining useful lives of the media contact database, developed technology, and tradenames and trademarks were based on historical product development cycles, the projected rate of technology migration, a market participant’s use of these intangible assets and the pattern of projected economic benefit of these intangible assets.

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

The purchase price for the acquisition was $5.2 million ($5.4 million on a constant currency basis) in upfront cash, $0.5 million paid by the Company on July 28, 2015 in shares of Innodata Inc.’s common stock and $0.6 million paid by the Company on July 28, 2016 in shares of Innodata Inc.’s common stock. In addition, on September 30, 2016 the Company and the other parties involved in the acquisition of MediaMiser amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company has the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. common stock.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following unaudited pro forma summary presents consolidated information of the Company as if these business combinations had occurred on January 1, 2014 (amount in thousands, except per share amounts):

	December 31
	2016	2015	2014
Revenues:
As reported	$63,074	$58,523	$59,076
Proforma	$66,574	$63,483	$65,524

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(5,524)	$(2,826)	$(974)
Proforma	$(5,188)	$(2,903)	$(1,606)

Basic and diluted net loss per share:
As reported	$(0.22)	$(0.11)	$(0.04)
Proforma	$(0.20)	$(0.11)	$(0.06)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2016 and 2015 were as follows (in thousands):

Balance as of January 1, 2015	$1,635
Foreign currency translation adjustment	(159)
Balance as of December 31, 2015	1,476
Goodwill recorded in connection with an acquisition	1,263
Foreign currency translation adjustment	(5)
Balance as of December 31, 2016	$2,734

The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2015	$2,369	$2,439	$596	$50	$-	$5,454
Foreign currency translation	(391)	(403)	(41)	(9)	-	(844)
Balance as of December 31, 2015	1,978	2,036	555	41	-	4,610
Additions	994	-	310	-	3,610	4,914
Foreign currency translation	47	76	-	2	(100)	25
Balance as of December 31, 2016	$3,019	$2,112	$865	$43	$3,510	$9,549

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2015	$98	$84	$11	$-	$-	$193
Amortization expense	220	189	91	6	-	506
Foreign currency translation	(38)	(33)	(4)	(1)	-	(76)
Balance as of December 31, 2015	280	240	98	5	-	623
Amortization expense	257	178	105	4	181	725
Foreign currency translation	8	7	-	1	(6)	10
Balance as of December 31, 2016	$545	$425	$203	$10	$175	$1,358

Amortization expense relating to acquisition-related intangible assets was $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated annual amortization expense for intangible assets subsequent to December 31, 2016 is as follows (in thousands):

Year	Amortization
2017	$952
2018	952
2019	952
2020	887
2021	887
Thereafter	3,561
$8,191

5.	Taxes

The significant components of the provision for income taxes for each of the three years in the period ended December 31, 2016 are as follows (in thousands):

	2016	2015	2014
Current income tax expense:
Foreign	$1,301	$1,331	$778
Federal	-	4	-
State and local	1	1	22
	1,302	1,336	800

Deferred income tax expense (benefit):
Foreign	(176)	(133)	(413)
Federal	-	-	19
	(176)	(133)	(394)

Provision for income taxes	$1,126	$1,203	$406

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the three years in the period ended December 31, 2016 is summarized as follows:

	2016	2015	2014

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	(2.7)	(2.7)	(2.1)
Taxes on foreign income at rates that differ from U.S. statutory rate	17.3	(8.8)	(50.4)
Change in valuation allowance on deferred tax assets	(34.5)	41.1	94.1
Deemed dividend under Section 956 of the Internal Revenue Code	75.9	60.9	-
Increase (decrease) in unrecognized tax benefits	1.6	(25.7)	(21.7)
Incremental accrual for Innodata India transfer pricing	-	19.6	38.7
Other	0.1	4.8	2.1
Effective tax rate	23.7%	55.2%	26.7%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015

Deferred income tax assets:
Allowances not currently deductible	$546	$312
Depreciation and amortization	1,654	1,762
Equity compensation not currently deductible	1,836	1,547
Net operating loss carryforwards	6,718	6,257
Expenses not deductible until paid	1,079	1,093
Tax credit carryforwards	176	176
Derivatives	-	61
Other	188	275
Total gross deferred income tax assets before valuation allowance	12,197	11,483
Valuation allowance	(10,556)	(9,887)
Net deferred income tax assets	1,641	1,596

Deferred income tax liabilities:
Acquisition of MediaMiser	(471)	(507)
Other	(209)	(217)
Totals	(680)	(724)

Net deferred tax assets	$961	$872

Net deferred income tax asset	1,641	1,664
Net deferred income tax liability	(680)	(792)

Net deferred income tax assets	$961	$872

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2016, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States. Undistributed earnings of foreign subsidiaries amount to approximately $31.6 million at December 31, 2016. These earnings are considered to be indefinitely reinvested except for the amount described below, and accordingly, no provision for U.S. federal or state income taxes has been made. When such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings, net of foreign tax credits.

In order to preserve cash in the United States, for the year 2016 the U.S. entity deferred $4.2 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was offset against the net operating loss carryforwards of the U.S. entity.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company projects that during the period from 2017 through 2018 the U.S. entity may not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would result in a deemed dividend that would be taxable income to the U.S. entity and would be offset against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of December 31, 2016 to reflect the projected deferral in payments.

United States and foreign components of income (loss) before provision for income taxes for each of the three years ended December 31, (in thousands) are as follows:

	2016	2015	2014

United States	$(5,401)	$(4,992)	$(4,218)
Foreign	616	2,811	2,698
Total	$(4,785)	$(2,181)	$(1,520)

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $0.2 million, $0.1 million and $0.2 million for each of the three years in the period ended December 31, 2016, respectively.

MediaMiser claims deductions of eligible research and development expenses within the Scientific Research and Experimental Development (SR&ED) Program, a federal tax incentive program, administered by the Canada Revenue Agency. Amounts recorded for the federal and provincial research and development tax credits aggregated $0.2 million and $0.3 million for the year ended December 31, 2016 and 2015, respectively. Such amounts have been recorded as a reduction in the selling and administrative expenses.

At December 31, 2016, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $24.5 million and $26.1 million, respectively. These net operating loss carryforwards expire at various times through the year 2035. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). The Company adopted the provisions of ASU 2016-9 whereby these benefits were reflected in the net operating losses and resulting deferred tax assets for 2016 and 2015. Windfalls included in net operating losses as of December 31, 2016 were approximately $5.2 million.

At December 31, 2016, MediaMiser has available net operating loss carryforwards of approximately $4.0 million in Canada which begin to expire in 2028. In addition, MediaMiser also has research and development expenditures of approximately $1.7 million available to reduce taxable income in future years which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had established a valuation allowance of approximately $10.6 million and $9.9 million at December 31, 2016 and 2015, respectively. The valuation allowance relates to U.S. deferred tax assets and the Company’s Canadian subsidiary. The net change in the total valuation for the three years ended December 31, 2016, 2015 and 2014 was an increase of $0.7 million, $0.3 million and $1.5 million, respectively. The adoption of the provisions of ASU 2016-9 resulted in a $1.8 million increase in the valuation allowance in 2016.

The Company had unrecognized tax benefits of $1.2 million at both December 31, 2016 and 2015. The portion of unrecognized tax benefits relating to interest and penalties was $0.5 million for both December 31, 2016 and 2015. The unrecognized tax benefits as of December 31, 2016 and 2015, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31
	2016	2015
Balance at January 1	$1,207	$1,760
Increase for tax position	40	27
Decrease for tax position on account of settlement	(108)	(588)
Interest accrual	51	-
Foreign currency revaluation	(6)	8
Balance at December 31	$1,184	$1,207

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $309,000 including interest, through December 31, 2016 for the fiscal year ended March 31, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $493,000 including interest through December 31, 2016. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $493,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of December 31, 2016, the Company recorded a tax provision amounting to $158,000 including interest, through December 31, 2016.

In 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the year ended December 31, 2016 were $16.8 million. The Company disagrees with the Service Tax Bureau’s position and is contesting these assertions vigorously.

In 2016, the Company’s Indian subsidiary received notices of appeal from the Commissioner, Service Tax, seeking to reverse service tax refunds previously granted to our Indian subsidiary for certain quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The Company disagrees with the basis of these appeals and is contesting them vigorously. The Company expects delays in receiving service tax refunds until such time as the appeals are adjudicated with finality.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $224,000 including interest through December 31, 2016, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Long-term obligations

Total long-term obligations as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,
	2016	2015

Vendor obligations
Capital lease obligations (1)	$224	$423
Deferred lease payments (2)	705	707
Microsoft licenses (3)	-	360

Acquisition related liability (4)	1,492	993

Pension obligations
Accrued pension liability	2,616	2,535
	5,037	5,018
Less: Current portion of long-term obligations	1,120	1,582
Totals	$3,917	$3,436

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

(3) In March 2014, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2017. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement. As of December 31, 2016, the Company has paid its obligation in full.

(4) On September 30, 2016, the Company and the other parties involved in the acquisition of MediaMiser amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company has the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and contingencies

Leases -The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases subject to a notice period, and generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $2.7 million, $2.8 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable leases, by year and in the aggregate, as of December 31, 2016 (in thousands) are as follows:

Years Ending December 31,
2017	$646
2018	760
2019	784
2020	687
2021	345
Thereafter	380
Total minimum lease payments	$3,602

Litigation - In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $8.0 million. Based on consultation with legal counsel, the Company believes that financial recovery against the Company is unlikely.

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

Foreign Currency - To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk on foreign currency fluctuation on the non-U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2016, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens - In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of December 31, 2016, the net book value of the property and equipment was $0.5 million.

8.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2016.  For the years ended December 31, 2015 and 2014, the Company did not make any matching contributions.

Non-U.S. Pension benefits - The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2016, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.3 million, $0.6 million and $0.7 million for each of the three years in the period ended December 31, 2016.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts recognized in accumulated other comprehensive loss, net of taxes (in thousands):

	Years Ended December 31,
	2016	2015	2014

Amortization of transition obligation	$43	$40	$39
Actuarial gain (loss)	(179)	986	574
Totals	$(136)	$1,026	$613

Amounts in accumulated other comprehensive loss not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$1,557	$1,736
Transition obligation	(170)	(213)
Totals	$1,387	$1,523

Amounts in accumulated other comprehensive loss expected to be amortized in 2017 net periodic pension cost, net of taxes:

Actuarial gain	$(286)
Transition obligation	38
Totals	$(248)

The following table sets out the status of the non-U.S. pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements as of and for each of the three years in the period ended December 31, 2016:

Benefit Obligations:

	2016	2015	2014

Projected benefit obligation at beginning of the year	$2,840	$3,531	$3,652
Service cost	368	477	491
Interest cost	170	219	222
Actuarial gain	(197)	(1,119)	(855)
Foreign currency exchange rates changes	(142)	(199)	132
Benefits paid	(143)	(69)	(111)
Projected benefit obligation at end of the year	$2,896	$2,840	$3,531

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2016	2015	2014

Service cost	$368	$477	$491
Interest cost	170	219	222
Actuarial loss (gain) recognized	(315)	(79)	4
Net periodic pension cost	$223	$617	$717

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.5 million and $1.7 million as of December 31, 2016 and 2015, respectively.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the three years in the period ended December 31, 2016 are as follows:

	2016	2015	2014
Discount rate	5.4%-12.5%	5%-9.8%	4.7%-9.5%
Rate of increase in compensation level	5%-8.5%	6%-9%	6%-9%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2017	$530
2018	289
2019	116
2020	221
2021	93
2022 to 2026	1,259
$2,508

9.	Capital Stock

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholders Rights Agreement - On January 14, 2016, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right,” and collectively, the “Rights”) for each outstanding share of the Company’s common stock on February 1, 2016. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as rights agent, dated as of January 14, 2016 (the “Rights Agreement”). Each Right entitles its holder to purchase, under certain conditions, one one-thousandth of a share of Series C Participating Preferred Stock (“Preferred Stock”). Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of the Company’s common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement) by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock, or, if earlier, ten business days (or a later date determined by the Board of Directors before any Person becomes an Acquiring Person) after a Person begins a tender or exchange offer which, if completed, would result in that Person becoming an Acquiring Person. Any Rights held by an Acquiring Person are void and may not be exercised.

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

The Rights Agreement was approved by the Company’s stockholders at the 2016 annual meeting. The Rights will expire on January 13, 2019 unless earlier redeemed or exchanged.

Common Stock Reserved - As of December 31, 2016, the Company had reserved for issuance approximately 5,246,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. As of December 31, 2016, the Company has repurchased 137,000 shares of its common stock under the September 2011 authorization.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted average fair value of options granted	$1.11	$1.36	$1.35

Risk-free interest rate	1.26%-1.93%	1.73%	1.68%
Expected life (years)	5 - 6	5 - 6	5
Expected volatility factor	47%-49%	49%	55%
Expected dividends	None	None	None

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

A summary of option activity under the Plans as of December 31, 2016, and changes during the year then ended, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,970,146	$3.02
Granted	1,470,000	2.55
Exercised	-	-
Forfeited/Expired	(270,977)	3.10
Outstanding at December 31, 2016	5,169,169	$2.88	5.76	$38,000

Exercisable at December 31, 2016	2,689,943	$3.06	4.39	$7,887

Vested and Expected to Vest at December 31, 2016	5,169,169	$2.88	5.76	$38,000

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2016 totaled approximately $1.8 million. The weighted-average period over which these costs will be recognized is twenty-seven months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no option exercises during the years ended December 31, 2016 and 2015. The total intrinsic value of options exercised amounted to $0.6 million for the year ended December 31, 2014.

11.	Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2016 and 2015, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(90)	49	(41)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	(255)	(1,393)	(125)
Net amount reclassified to earnings	(136)	(63)	-	(199)
Balance at December 31, 2016	$1,387	$(318)	$(1,393)	$(324)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$497	$(337)	$(447)	$(287)
Other comprehensive income (loss) before reclassifications, net of taxes	1,110	(51)	(995)	64
Total other comprehensive income (loss) before reclassifications, net of taxes	1,607	(388)	(1,442)	(223)
Net amount reclassified to earnings	(84)	223	-	139
Balance at December 31, 2015	$1,523	$(165)	$(1,442)	$(84)

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the consolidated statement of operations and comprehensive loss.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s MIS segment operates through its MediaMiser, Bulldog Reporter and the Agility PR Solutions subsidiaries. In December 2016 the Company rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions. Agility PR Solutions offers self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
DDS	$50,639	$51,721	$56,794
IADS	4,347	2,111	614
MIS	8,088	4,691	1,668
Total Consolidated	$63,074	$58,523	$59,076

Income (loss) before provision for income taxes(1):
DDS	$1,137	$5,225	$6,356
IADS	(4,664)	(6,176)	(7,572)
MIS	(1,258)	(1,230)	(304)
Total Consolidated	$(4,785)	$(2,181)	$(1,520)

Income (loss) before provision for income taxes(2):
DDS	$(1,776)	$2,712	$4,363
IADS	(1,778)	(3,685)	(5,582)
MIS	(1,231)	(1,208)	(301)
Total Consolidated	$(4,785)	$(2,181)	$(1,520)

	December 31, 2016	December 31, 2015
Total assets:
DDS	$24,432	$41,842
IADS	1,282	1,026
MIS	21,874	8,369
Total Consolidated	$47,588	$51,237

	December 31, 2016	December 31, 2015
Goodwill:
DDS	$675	$675
MIS	2,059	801
Total Consolidated	$2,734	$1,476

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

Long-lived assets as of December 31, 2016 and 2015 by geographic region are comprised of:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015
	(in thousands)

United States	$4,669	$1,104

Foreign countries:
Canada	5,085	5,223
United Kingdom	2,376	-
Philippines	1,940	1,580
India	1,520	1,611
Sri Lanka	683	635
Israel	47	31
Germany	2	2
Total foreign	11,653	9,082
Total	$16,322	$10,186

Two clients in the DDS segment generated approximately 31%, 33% and 31% of the Company’s total revenues in the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the years ended December 31, 2016 and 2015 but accounted for 10% of the Company’s total revenues for the year ended December 31, 2014. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2016, 2015 and 2014, revenues from non-US clients accounted for 49%, 51% and 47%, respectively, of the Company's revenues.

Revenues for each of the three years in the period ended December 31, 2016 by geographic region (determined based upon client’s domicile), are as follows:

	2016	2015	2014
	(in thousands)

United States	$32,070	$28,412	$31,489
The Netherlands	9,216	9,610	9,870
United Kingdom	8,271	9,070	9,113
Canada	5,962	5,824	3,126
Others - principally Europe	7,555	5,607	5,478
Total	$63,074	$58,523	$59,076

As of December 31, 2016, approximately 73% of the Company's accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from three clients. As of December 31, 2015, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 68% of accounts receivable was due from four clients. No other client accounts for 10% or more of the receivables as of December 31, 2016 and 2014.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Loss per Share

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(5,524)	$(2,826)	$(974)

Weighted average common shares outstanding	25,542	25,401	25,232
Dilutive effect of outstanding options	-	-	-
Adjusted for dilutive computation	25,542	25,401	25,232

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

Options to purchase 5.2 million, 3.9 million and 1.4 million shares of common stock in 2016, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive. In addition, diluted net loss per share in 2014 does not include 2.2 million potential common shares derived from the exercise of stock options because as a result of the Company’s incurring losses, their effect would have been antidilutive.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

2016
Revenues	$15,698	$15,642	$16,060	$15,674
Gross profit	$4,233	$3,957	$3,638	$4,027
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$3	$(1,778)	$(2,766)	$(983)
Basic and diluted net income (loss) per share	$0.00	$(0.07)	$(0.11)	$(0.04)

2015
Revenues	$13,802	$14,063	$15,135	$15,523
Gross profit	$2,677	$3,072	$4,683	$4,152
Net income (loss) and income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Net income (loss)	$(1,840)	$(799)	$406	$(593)
Basic and diluted net income (loss) per share	$(0.07)	$(0.03)	$0.02	$(0.02)

15.	Derivatives

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

In addition, although most of the Company’s revenues are denominated in U.S. dollars, a significant portion of the total revenues is denominated in Canadian dollars, Pound Sterling and Euros.

To manage its exposure to fluctuations in foreign currency exchange rates, the Company entered into foreign currency forward contracts, authorized under Company policies, with counterparties that were highly rated financial institutions. The Company utilized non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2016 and 2015 was $19.3 million and $15.8 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$318	$165

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014

Net gain (loss) recognized in OCI(1)	$(90)	$(51)	$141
Net gain (loss) reclassified from accumulated OCI into income(2)	$63	$(223)	$(99)
Net gain recognized in income(3)	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income ("OCI")
(2)	Effective portion classified within direct operating costs
(3)	There were no ineffective portions for the period presented.

16.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2016 and 2015, because of the relative short maturity of these instruments.

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

The following table sets forth the assets and liabilities as of December 31, 2016 and 2015 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$318	$-

December 31, 2015	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$165	$-

Contingent Considerations	$-	$-	$453

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2016 and 2015 are included in accrued expenses in the accompanying consolidated balance sheets.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

2.1 (a)	Share Purchase Agreement, dated as of July 28, 2014 among Innodata Inc., Media Miser Ltd. and certain other parties	Filed as Exhibit 2.1 to our Form 8-K dated July 28, 2014

2.1 (b)	Amendment No. 1 to Share Purchase Agreement dated as of September 30, 2016	Filed as Exhibit 2.1 to our Form 8-K dated September 30, 2016

2.2 (a)	Asset Purchase Agreement dated as of May 11, 2016 among Innodata Inc., MediaMiser LLC, MediaMiser Ltd. and PWW Acquisition LLC	Filed as Exhibit 2.1 to our Form 8-K dated May 11, 2016

2.2 (b)	Amendment No. 1 to Asset Purchase Agreement dated as of July 14, 2016 among PWW Acquisition LLC, MediaMiser LLC and MediaMiser Ltd	Filed as Exhibit 2.1 to our Form 8-K dated July 14, 2016

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

4.4	Form of Rights Agreement, as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

4.5	Form of Rights Agreement, as of January 14, 2016 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights agent	Exhibit 4.1 to Form 8-K dated January 14, 2016
4.6	Specimen of Common Stock certificate	Exhibit 4.1 to Form 10-Q dated August 7, 2015

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22,2005 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, Dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011
10.39	Amendment dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011
10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011
10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013

10.45	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer Agent and Trust Co., as Rights Agent	Annexure A to Definitive Proxy dated April 8, 2013

10.46	Innodata Inc. 2013 Stock Plan	Annexure B to Definitive Proxy dated April 8, 2013

10.47	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014

10.48	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.49	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014

10.50	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014

10.51	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014

10.52	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 3, 2014)	Annexure A to Definitive Proxy dated April 23, 2014

10.53	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors	Exhibit 10.53 to Form 10-K dated March 14, 2016

10.54	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.53 to Form 10-K dated March 14, 2016

10.55	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Annex B to Definitive Proxy dated April 18, 2016

10.56	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Directors	Filed herewith

10.57	Form of Stock Option Grant Letter For December 31, 2016 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Filed herewith

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

INNODATA INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

Activity for the years ended December 31, 2016, 2015 and 2014 was as follows:

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

2016
Allowance for doubtful accounts	$726	$350	$-	$-	$1,076
Deferred tax valuation allowance	9,887	4,910	-	4,241	10,556
Total	$10,613	$5,260	$-	$4,241	$11,632

2015
Allowance for doubtful accounts	$726	$-	$-	$-	$726
Deferred tax valuation allowance	9,627	1,260	-	1,000	9,887
Total	$10,353	$1,260	$-	$1,000	$10,613

2014
Allowance for doubtful accounts	$608	$118	$-	$-	$726
Deferred tax valuation allowance	8,060	1,567	-	-	9,627
Total	$8,668	$1,685	$-	$-	$10,353