Form 10-Q
period 2017-03-31
INNODATA INC
filed 2017-05-10
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-22196

INNODATA INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Challenger Road	07660
Ridgefield Park, New Jersey	(Zip Code)
(Address of principal executive offices)

(201) 371-8000

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of May 1, 2017 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2017

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,199	$14,172
Accounts receivable, net	9,523	9,952
Prepaid expenses and other current assets	3,280	3,124
Total current assets	27,002	27,248
Property and equipment, net	5,898	5,397
Other assets	3,204	2,377
Deferred income taxes	1,744	1,641
Intangibles, net	7,990	8,191
Goodwill	2,747	2,734
Total assets	$48,585	$47,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,360	$1,018
Accrued expenses	4,016	4,333
Accrued salaries, wages and related benefits	4,950	5,040
Income and other taxes	1,239	1,330
Current portion of long-term obligations	1,859	1,120
Total current liabilities	14,424	12,841

Deferred income taxes	682	680
Long-term obligations, net of current portion	4,072	3,917
Commitments and contingencies
Non-controlling interests	(3,733)	(3,634)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at March 31, 2017 and 27,305,000 shares issued and 25,624,000 outstanding at December 31, 2016	275	273
Additional paid-in capital	26,868	26,057
Retained earnings	10,670	12,400
Accumulated other comprehensive loss	(51)	(324)
	37,762	38,406
Less: treasury stock, 1,681,000 shares at March 31, 2017 and December 31, 2016, at cost	(4,622)	(4,622)
Total stockholders’ equity	33,140	33,784
Total liabilities and stockholders’ equity	$48,585	$47,588

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$14,953	$15,698
Operating costs and expenses:
Direct operating costs	11,723	11,465
Selling and administrative expenses	4,625	3,811
Interest expense (income), net	(12)	13
	16,336	15,289
Income (loss) before provision for income taxes	(1,383)	409
Provision for income taxes	445	518
Net loss	(1,828)	(109)
Loss attributable to non-controlling interests	98	112
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,730)	$3
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.07)	$0.00

Weighted average shares outstanding:
Basic	25,627	25,445
Diluted	25,627	25,574

Comprehensive income (loss):
Net loss	$(1,828)	$(109)
Pension liability adjustment, net of taxes	(62)	(82)
Change in fair value of derivatives, net of taxes	311	439
Foreign currency translation adjustment	24	356
Other comprehensive income	273	713
Total comprehensive income (loss)	(1,555)	604
Comprehensive loss attributed to non-controlling interest	98	112
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,457)	$716

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(1,828)	$(109)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	943	652
Stock-based compensation	288	279
Deferred income taxes	(102)	(167)
Pension cost	82	64
Changes in operating assets and liabilities:
Accounts receivable	502	(3,165)
Prepaid expenses and other current assets	248	252
Other assets	(94)	(15)
Accounts payable and accrued expenses	1,272	3,180
Accrued salaries, wages and related benefits	(94)	(170)
Income and other taxes	(102)	(72)
Net cash provided by operating activities	1,115	729

Cash flow from investing activities:
Capital expenditures	(1,049)	(153)
Net cash used in investing activities	(1,049)	(153)

Cash flow from financing activities:
Payment of long-term obligations	(31)	(190)
Net cash used in financing activities	(31)	(190)

Effect of exchange rate changes on cash and cash equivalents	(8)	92

Net increase in cash and cash equivalents	27	478

Cash and cash equivalents, beginning of period	14,172	24,908

Cash and cash equivalents, end of period	$14,199	$25,386

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$106	$302
Vendor financed software licenses acquired	$1,213	$-
Common stock issued for MediaMiser acquistion	$525	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2017	25,624	$273	$26,057	$12,400	$(324)	$(4,622)	$33,784
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(1,730)	-	-	(1,730)
Stock-based compensation	-	-	288	-	-	-	288
Issuance of common stock in connection with MediaMiser acquisition	254	2	523	-	-	-	525
Pension liability adjustments, net of taxes	-	-	-	-	(62)	-	(62)
Foreign currency translation adjustment, net of taxes	-	-	-	-	24	-	24
Change in fair value of derivatives, net of taxes	-	-	-	-	311	-	311
March 31, 2017	25,878	$275	$26,868	$10,670	$(51)	$(4,622)	$33,140

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	3	-	-	3
Stock-based compensation	-	-	279	-	-	-	279
Acquisition of non-controlling interest	-	-	(260)	-	-	-	(260)
Pension liability adjustments, net of taxes	-	-	-	-	(82)	-	(82)
Foreign currency translation adjustment, net of taxes	-	-	-	-	356	-	356
Change in fair value of derivatives, net of taxes	-	-	-	-	439	-	439
March 31, 2016	25,445	$270	$24,609	$17,927	$629	$(4,488)	$38,947

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. and Subsidiaries (the “Company”) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of approximately 4,400 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare and insurance companies, and docGenix provides services to financial services institutions. As of March 31, 2017, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

The Company’s MIS segment operates through our Agility PR Solutions and Bulldog Reporter subsidiaries. In December 2016, the Company we rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions, and in March 2017 MediaMiser Ltd in Canada changed its name to Agility PR Solutions Canada Limited.

Agility PR Solutions offers full and self-service solutions, consisting of Agility Enterprise, Agility and Agility Plus, that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact. Agility PR Solutions, through its Agility Enterprise product, provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Enterprise enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources. Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. The solution is offered as software-as-a-service (SaaS).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2017, the results of its operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, and cash flows and stockholders’ equity for the three months ended March 31, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2016 consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, Agility Canada, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The functional currency for our subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

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

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  Early application is permitted.  We adopted this standard and there was no material impact on its condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	March 31,	December 31,
	2017	2016
Equipment	$14,985	$14,558
Software	6,324	5,685
Furniture and equipment	2,122	2,119
Leasehold improvements	4,304	4,929
Total	27,735	27,291
Less: accumulated depreciation and amortization	(21,837)	(21,894)
	$5,898	$5,397

Depreciation and amortization expense of property and equipment was approximately $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

3.	Acquisitions

On July 14, 2016, Innodata’s MediaMiser subsidiary completed the acquisition of the Agility business from PR Newswire under an asset purchase agreement for cash consideration of $4.2 million.

The Agility business consists of two products – Agility, a global media contact database and email distribution platform and Agility Plus that provides additional self-service media monitoring and analytics capabilities. The acquisition helped the MIS segment to foster growth in North America and Europe by bolstering MediaMiser’s media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

As this acquisition was effective on July 14, 2016, the results of operations of Agility are not included in the condensed consolidated financial statements for the three months ended March 31, 2016. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The Company funded the purchase price from its available cash on hand. Transaction expenses amounted to $0.1 million and have been expensed.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2016 (amounts in thousands, except per share amounts). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future.

Three Months Ended
March 31, 2016
Revenues:
As reported	$15,698
Proforma	$17,307

Net income (loss) attributable to Innodata Inc. and Subsidiaries:
As reported	$3
Proforma	$109

Basic and diluted net income (loss) per share:
As reported	$0.00
Proforma	$0.00

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

Goodwill
Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	13
Balance as of March 31, 2017	$2,747

Balance as of January 1, 2016	$1,476
Foreign currency translation adjustment	55
Balance as of March 31, 2016	$1,531

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	20	16	(6)	-	18	48
Balance as of March 31, 2017	$3,039	$2,128	$859	$43	$3,528	$9,597

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$-	$4,610
Foreign currency translation	137	141	17	4	-	299
Balance as of March 31, 2016	$2,115	$2,177	$572	$45	$-	$4,909

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	77	45	30	1	90	243
Foreign currency translation	2	3	-	1	-	6
Balance as of March 31, 2017	$624	$473	$233	$12	$265	$1,607

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$-	$623
Amortization expense	49	42	22	2	-	115
Foreign currency translation	24	20	2	1	-	47
Balance as of March 31, 2016	$353	$302	$122	$8	$-	$785

Amortization expense relating to acquisition-related intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for intangible assets after March 31, 2017 is as follows (in thousands):

Year	Amortization
2017	$718
2018	958
2019	958
2020	893
2021	893
Thereafter	3,570
$7,990

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.2 million as of March 31, 2017 and December 31, 2016, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively. The unrecognized tax benefits as of March 31, 2017 and December 31, 2016, if recognized, would have an impact on the Company’s effective tax rate.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2017 (amounts in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Unrecognized tax benefits
Balance - January 1, 2017	$1,184
Interest accrual	12
Foreign currency revaluation	45
Balance - March 31, 2017	$1,241

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $328,000 including interest, through March 31, 2017 for the fiscal year ended March 31, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $525,000 including interest through March 31, 2017. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $525,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of March 31, 2017, the Company recorded a tax provision amounting to $207,000 including interest, through March 31, 2017.

In 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the period ended March 31, 2017 were $4.2 million. The Company disagrees with the Service Tax Bureau’s position and is vigorously contesting these assertions.

In the first quarter of 2017, the U.S. entity deferred $6.2 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. The Company projects that during the balance of 2017 through 2018 the U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of March 31, 2017 to reflect the projected deferral in payments.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $181,000 including interest through March 31, 2017, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

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

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $0.1 million in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of March 31, 2017, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens - In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of March 31, 2017, the net book value of the property and equipment was $0.4 million.

7.	Stock Options

On June 7, 2016, stockholders of the Company approved amendments to the Innodata Inc. 2013 Stock Plan. The Innodata Inc. 2013 Stock Plan as amended and restated effective June 7, 2016 is referred to herein as the “Plan.” The number of shares of common stock of Innodata Inc. (“Stock”) that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the “Share Reserve”). Shares subject to an option or stock appreciation right granted under the Plan after June 7, 2016 shall count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 shall count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the 2009 Stock Plan (as amended and restated (the “Prior Plan”)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration shall be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there shall be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,169,169	$2.88
Granted	-	-
Exercised	-	-
Forfeited/Expired	(35,824)	2.91
Outstanding at March 31, 2017	5,133,345	$2.88	5.55	$-

Exercisable at March 31, 2017	2,886,857	$3.04	4.44	$-

Vested and Expected to Vest at March 31, 2017	5,133,345	$2.88	5.55	$-

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2017	2016
Weighted average fair value of options granted	$-	$1.09

Risk-free interest rate	-	1.38% - 1.73%
Expected life (years)	-	5-6
Expected volatility factor	-	49%
Expected dividends	-	-

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2017 totaled approximately $1.5 million. The weighted-average period over which these costs will be recognized is twenty-six months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2017	2016

Direct operating costs	$92	$90
Selling and administrative expenses	196	189
Total stock-based compensation	$288	$279

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

8.	Long term obligations

Total long-term obligations as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31,	December 31,
	2017	2016

Vendor obligations
Capital lease obligations (1)	$306	$224
Deferred lease payments (2)	732	705
Microsoft licenses (3)	1,213	-

Acquisition related liability (4)	977	1,492

Pension obligations
Accrued pension liability	2,703	2,616
	5,931	5,037
Less: Current portion of long-term obligations	1,859	1,120
Totals	$4,072	$3,917

(1) Deferred lease payments represent the effect of straight-lining operating lease payments over the respective lease terms.

(2) In March 2017, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2020. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement. The total cost, net of deferred interest (in thousands), was allocated to the following asset accounts in 2017:

Prepaid expenses and other current assets	$404
Other assets	809
$1,213

(3) On September 30, 2016 the Company and the other parties to the transaction in which the Company acquired MediaMiser amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company has the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock. In March 2017, the Company paid 70% of the first installment by issuing 253,622 shares of Innodata Inc.’s common stock and paid 30% of the first installment in cash in April 2017.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of March 31, 2017, and reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, were as follows (net of tax):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	233	24	257
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(85)	(1,369)	(67)
Net amount reclassified to earnings	(62)	78	-	16
Balance at March 31, 2017	$1,325	$(7)	$(1,369)	$(51)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	386	356	742
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	221	(1,086)	658
Net amount reclassified to earnings	(82)	53	-	(29)
Balance at March 31, 2016	$1,441	$274	$(1,086)	$629

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

The Company’s MIS segment operates through its Agility PR Solutions and Bulldog Reporter subsidiaries. In December 2016, the Company rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions and in March 2017 MediaMiser Ltd. in Canada changed its name to Agility PR Solutions Canada Ltd. Agility PR Solutions offers self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended March 31,
Revenues:	2017	2016
DDS	$11,355	$13,644
IADS	1,002	897
MIS	2,596	1,157
Total Consolidated	$14,953	$15,698

Income (loss) before provision for income taxes(1):
DDS	$(75)	$2,246
IADS	(1,146)	(1,369)
MIS	(162)	(468)
Total Consolidated	$(1,383)	$409

Income (loss) before provision for income taxes(2):
DDS	$(817)	$1,542
IADS	(414)	(671)
MIS	(152)	(462)
Total Consolidated	$(1,383)	$409

	March 31, 2017	December 31, 2016
Total assets:
DDS	$25,596	$24,432
IADS	1,184	1,282
MIS	21,805	21,874
Total Consolidated	$48,585	$47,588

	March 31, 2017	December 31, 2016
Goodwill:
DDS	$675	$675
MIS	2,072	2,059
Total Consolidated	$2,747	$2,734

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2017	2016

United States	$6,621	$8,273
United Kingdom	3,285	1,981
The Netherlands	1,894	2,562
Canada	1,475	404
Other - principally Europe	1,678	2,478
	$14,953	$15,698

Long-lived assets as of March 31, 2017 and December 31, 2016, respectively, by geographic region, are comprised of (in thousands):

	March 31,	December 31,
	2017	2016

United States	$4,668	$4,669

Foreign countries:
Canada	5,528	5,085
United Kingdom	2,356	2,376
Philippines	1,893	1,940
India	1,442	1,520
Sri Lanka	701	683
Israel	45	47
Germany	2	2
Total foreign	11,967	11,653
	$16,635	$16,322

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the three months ended March 31, 2017 and 31% of the Company’s total revenues for the three months ended March 31, 2016. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended March 31, 2017 but accounted for 13% of the Company’s total revenues for the three months ended March 31, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2017 and 2016, revenues from non-U.S. clients accounted for 56% and 47%, respectively, of the Company’s total revenues.

As of March 31, 2017, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 26% of accounts receivable was due from two clients. As of December 31, 2016, approximately 73% of the Company's accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

11.	Income (Loss) Per Share

	Three months ended March 31,
	2017	2016
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,730)	$3

Weighted average common shares outstanding	25,627	25,445
Dilutive effect of outstanding options	-	129
Adjusted for dilutive computation	25,627	25,574

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 5.1 million shares and 4.4 million shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2017 and December 31, 2016 was $14.9 million and $19.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$7	$318

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Net gain recognized in OCI(1)	$233	$386
Net loss reclassified from accumulated OCI into income(2)	$(78)	$(53)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2017 and December 31, 2016, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

The following tables set forth the assets and liabilities as of March 31, 2017 and December 31, 2016 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

March 31, 2017	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$7	$-

December 31, 2016	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$318	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2017 and December 31, 2016 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Business Overview

Innodata (NASDAQ: INOD) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of 4,400 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

Many enterprises are embracing new digital information technologies and workflow processes within their operations in order to improve internal decision-support systems. We formed our IADS segment in mid-2011 to design and develop new capabilities to enable clients in the financial services, insurance and healthcare sectors to improve decision-support through digital technologies. We believe that by creating and commercializing innovative business strategies and technology solutions we will be able to accelerate our growth and reduce our revenue volatility.

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of March 31, 2017 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses since their inception in 2011. Our investment net of revenues in these subsidiaries in the first quarter of 2017 was approximately $0.4 million (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.1 to $0.4 million per quarter.

Our MIS segment operates through our Agility PR Solutions and Bulldog Reporter subsidiaries. In December 2016, we rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions, and in March 2017 MediaMiser Ltd. in Canada changed its name to Agility PR Solutions Canada Limited.

Agility PR Solutions offers full and self-service solutions, consisting of Agility Enterprise, Agility and Agility Plus, that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact. Agility PR Solutions, through its Agility Enterprise product, provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Enterprise enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources.

Agility Enterprise’s proprietary technology platform monitors, aggregates, analyzes and distributes summaries of coverage from more than 200,000 content sources including traditional and digital media. The platform includes a powerful sentiment analysis engine that identifies whether opinions expressed in a particular document are positive, negative or neutral.

Increasingly, organizations seek to quantify the impact of public relations (PR) and communications activities and to understand what is being said about them across traditional and digital media. Social media has also dramatically changed how organizations manage and respond to crisis. Organizations need to respond quickly to negative customer feedback or coverage and track ongoing conversations to protect their brand and reputation. Agility Enterprise, with its powerful analytics and human augmented analysis and reporting, is designed to fit these needs.

Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. The solution is offered as software-as-a-service (SaaS).

Bulldog Reporter is a news aggregation service for the PR and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog. In addition, it offers a paid subscription service focused specifically on the health industry, a daily e-newsletter—Inside Health Media—that provides a health-related media list and media intelligence services by leveraging the data from the Agility platform. Bulldog Reporter also manages a PR industry awards program—the Bulldog Awards—which recognizes PR and communications professionals in categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding PR performance.

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

Our globally distributed delivery personnel are responsible for executing our client engagements in accordance with service-level agreements. We deliver services from facilities in the United States, the Philippines, India, Sri Lanka, Israel, the United Kingdom, Germany and Canada.

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

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive income (loss).

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

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and subsidiaries in accordance with U.S. GAAP before income taxes, depreciation, amortization of intangible assets, impairment charges, changes in fair value of contingent consideration, stock-based compensation, loss attributable to non-controlling interests and interest income (expense).

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, U.S. GAAP net income.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,730)	$3
Depreciation and amortization	943	652
Stock-based compensation	288	279
Provision for income taxes	445	518
Interest expense (income), net	(12)	13
Non-controlling interests	(98)	(112)
Adjusted EBITDA	$(164)	$1,353

DDS Segment
	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$(1,166)	$1,123
Depreciation and amortization	614	513
Stock-based compensation	286	295
Provision for income taxes	447	531
Interest expense (income), net	(12)	13
Non-controlling interests	(98)	(112)
Adjusted EBITDA - DDS Segment	$71	$2,363

IADS Segment
	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to IADS Segment	$(414)	$(671)
Stock-based compensation	2	(16)
Adjusted EBITDA - IADS Segment	$(412)	$(687)

MIS Segment
	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to MIS Segment	$(150)	$(449)
Depreciation and amortization	329	139
Provision for income taxes	(2)	(13)
Adjusted EBITDA - MIS Segment	$177	$(323)

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues

Total revenues were $15 million for the three months ended March 31, 2017 compared to $15.7 million for the three months ended March 31, 2016, a decrease of approximately $0.7 million or approximately 4%.

Revenues from the DDS segment were $11.4 million and $13.6 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of approximately $2.2 million or approximately 16%. The decline was primarily on account of reduced volume from a key e-book client amounting to $1.8 million and lower volume from other clients. The decline was partially offset by an increase in revenue primarily attributable to a ramp-up for one new customer for whom services began in the fourth quarter of 2016. For the three months ended March 31, 2017, we deferred $370,000 of revenue from one client that will be accounted for as revenue only to the extent that cash is received from this client. During the second half of 2016 we deferred $750,000 of revenue from the same client that will also be accounted for as revenue only to the extent that cash is received from this client. No revenue was deferred for this client for the three months ended March 31, 2016. In 2016, we wrote off $140,000 of accounts receivable from this client.

Revenues from the IADS segment were $1.0 million for the three months ended March 31, 2017 and $0.9 million for the three months ended March 31, 2016, an increase of $0.1 million or 10%. The increase primarily reflects additional volume from docGenix clients.

Revenues from the MIS segment were $2.6 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $1.4 million or approximately 117%. The increase is attributable to the acquisition of the Agility business in July 2016.

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the three months ended March 31, 2017 and 31% of the Company’s total revenues for the three months ended March 31, 2016. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended March 31, 2017 but accounted for 13% of the Company’s total revenues for the three months ended March 31, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2017 and 2016, revenues from non-U.S. clients accounted for 56% and 47%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $11.7 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $0.2 million or 2%. Direct operating costs as a percentage of total revenues increased to 79% for the three months ended March 31, 2017 compared to 73% for the three months ended March 31, 2016.

Direct operating costs for the DDS segment were approximately $9.2 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $0.3 million or 3%. The decline in direct operating costs is due to a decline in revenues. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 81% and 69% for the three months ended March 31, 2017 and 2016, respectively. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects a decline in DDS segment direct operating costs relative to a decline in revenues.

Direct operating costs for the IADS segment were $1.1 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 109% and 133% for the three months ended March 31, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were $1.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in direct operating costs was primarily on account of the acquisition of the Agility business in July 2016. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 56% and 71% for the three months ended March 31, 2017 and 2016, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $4.6 million for the three months ended March 31, 2017 compared to $3.8 million for the three months ended March 31, 2016, an increase of $0.8 million or approximately 21%. Selling and administrative expenses as a percentage of total revenues increased to 31% for the three months ended March 31, 2017 from 24% for the three months ended March 31, 2016.

Selling and administrative expenses for the DDS segment were $3.0 million and $2.6 million in these respective periods, an increase of $0.4 million or 15%. The increase in selling and administrative costs is mainly due to an increase in payroll costs and professional fees. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 26% for the three months ended March 31, 2017 from 19% for the three months ended March 31, 2016. This increase as a percentage of revenues was caused by the decline in DDS segment revenues and increase in selling and administrative expenses.

Selling and administrative expenses for the IADS segment were $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 32% for the three months ended March 31, 2017 compared to 42% for the three months ended March 31, 2016.

Selling and administrative costs for the MIS segment were $1.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $0.5 million or 63%. The increase in selling and administrative costs was primarily on account of the acquisition of the Agility business in July 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 52% for the three months ended March 31, 2017 from 69% for the three months ended March 31, 2016.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Income (Loss)

We incurred a net loss of $1.7 million during the three months ended March 31, 2017 compared to net income of $3,000 during the three months ended March 31, 2016.

Net loss for the DDS segment was $1.2 million for the three months ended March 31, 2017, compared to net income of $1.2 million for the three months ended March 31, 2016, net of intersegment profits. Net loss for the IADS segment was $0.4 million for the three months ended March 31, 2017 compared to net loss of $0.7 million for the three months ended March 31, 2016, net of intersegment profits. Net loss for the MIS segment was $0.1 million for the three months ended March 31, 2017 compared to net loss of $0.5 million for the three months ended March 31, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2017 was a loss of $0.2 million compared to income of $1.4 million for the three months ended March 31, 2016. Adjusted EBITDA for the DDS segment was $0.1 million compared to $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $0.4 million and a loss of $0.7 million for the IADS segment for the three months ended March 31, 2017 and 2016, respectively. Adjusted EBITDA was $0.1 million for the three months ended March 31, 2017 compared to a loss of $0.3 million for the three months ended March 31, 2016 for the MIS segment.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$14,199	$14,172
Working capital	12,578	14,407

At March 31, 2017, we had cash and cash equivalents of $14.2 million, of which $10.7 million was held by our foreign subsidiaries, and the $3.5 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, they would be subject to United States federal income taxes. As of March 31, 2017, our intent is to permanently reinvest these funds outside the United States, except for $7.0 million in projected deemed dividends described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.1-0.4 million per quarter in the immediate future; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of March 31, 2017, we had working capital of approximately $12.6 million, as compared to working capital of approximately $14.4 million as of December 31, 2016.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, acquisitions or otherwise could materially and adversely affect the Company. See the risk factor entitled “Our liquidity could be affected if our losses continue.” in our Report on Form 10K for the year ended December 31, 2016.

In the first quarter of 2017, our U.S. entity deferred $6.2 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. We project that during the balance of 2017 through 2018 our U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of March 31, 2017 to reflect the projected deferral in payments.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2017 was $1.1 million, resulting from a net loss of $1.8 million and adjustments for non-cash items of $1.2 million and $1.7 million from working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization, stock option expense of $0.3 million and a reduction in tax provisions of $0.1 million. Working capital activities primarily consisted of a source of cash of $1.3 million due to an increase in accounts payable and accrued expenses, a $0.5 million decrease in accounts receivable, offset by a $0.1 million increase in other working capital accounts.

Cash provided by our operating activities for the three months ended March 31, 2016 was $0.7 million, resulting from a net loss of $0.1 million and adjustments for non-cash items of $0.8 million. Adjustments for non-cash items primarily consisted of $0.7 million for depreciation and amortization, stock option expense of $0.3 million and a reduction in tax provisions of $0.2 million.

Our days’ sales outstanding (DSO) for the three months ended March 31, 2017 and for the year ended December 31, 2016 was approximately 59 days. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used In Investing Activities

For the three months ended March 31, 2017 and 2016, cash used in our investing activities was $1.0 million and $0.2 million, respectively. These expenditures principally consisted of purchase of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the IADS segment.

During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.0 to $3.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the three months ended March 31, 2017 and 2016, cash used in financing activities were comprised of total payments of long-term obligations of $31,000 and $0.2 million, respectively.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2017 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$306	$123	$183	$-	$-
Vendor obligations	1,213	438	775	-	-
Non cancellable operating leases	4,085	686	1,556	938	905
Total contractual cash obligations	$5,604	$1,247	$2,514	$938	$905

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2017, and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  Early application is permitted.  We adopted this standard and there was no material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transaction carries a fixed interest rate. Thus, as of March 31, 2017 we are not exposed to any market risk due to interest rate fluctuations.

Foreign currency risk

Although the majority of our revenues is denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, the United Kingdom, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $14.9 million as of March 31, 2017. The total unrealized loss on the outstanding hedges was $7,000 as of March 31, 2017.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.4 million as of March 31, 2017. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $1.7 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of March 31, 2017, our foreign locations held cash and cash equivalents totaling approximately $10.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2017.

On March 31, 2017, we issued 253,622 shares of Innodata Inc. common stock to make a supplemental purchase price payment in consideration for the acquisition of MediaMiser. The issuance was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) thereof.

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

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Link base Document

101.DEF XBRL Taxonomy Extension Definition Link base Document

101.LAB XBRL Taxonomy Extension Label Link base Document

101.PRE XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	May 10, 2017	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 10, 2017	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer