Form 10-Q
period 2017-06-30
INNODATA INC
filed 2017-08-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of August 1, 2017 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2017

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,275	$14,172
Accounts receivable, net	9,230	9,952
Prepaid expenses and other current assets	3,771	3,124
Total current assets	28,276	27,248
Property and equipment, net	7,262	5,397
Other assets	3,240	2,377
Deferred income taxes	1,910	1,641
Intangibles, net	7,897	8,191
Goodwill	2,776	2,734
Total assets	$51,361	$47,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$942	$1,018
Accrued expenses	6,295	4,333
Accrued salaries, wages and related benefits	5,601	5,040
Income and other taxes	1,879	1,330
Current portion of long-term obligations	1,997	1,120
Total current liabilities	16,714	12,841

Deferred income taxes	682	680
Long-term obligations, net of current portion	4,567	3,917
Commitments and contingencies
Non-controlling interests	(3,803)	(3,634)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at June 30, 2017 and 27,305,000 shares issued and 25,624,000 outstanding at December 31, 2016	275	273
Additional paid-in capital	27,057	26,057
Retained earnings	10,504	12,400
Accumulated other comprehensive loss	(13)	(324)
	37,823	38,406
Less: treasury stock, 1,681,000 shares at June 30, 2017 and December 31, 2016, at cost	(4,622)	(4,622)
Total stockholders’ equity	33,201	33,784
Total liabilities and stockholders’ equity	$51,361	$47,588

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2017	2016

Revenues	$15,300	$15,642
Operating costs and expenses:
Direct operating costs	11,399	11,685
Selling and administrative expenses	4,043	5,553
Interest expense, net	1	16
	15,443	17,254

Loss before provision for income taxes	(143)	(1,612)

Provision for income taxes	94	258

Net loss	(237)	(1,870)

Loss attributable to non-controlling interests	71	92

Net loss attributable to Innodata Inc. and Subsidiaries	$(166)	$(1,778)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	25,877	25,445

Comprehensive loss:
Net loss	$(237)	$(1,870)
Pension liability adjustment, net of taxes	(61)	(82)
Change in fair value of derivatives, net of taxes	(175)	(193)
Foreign currency translation adjustment	274	8
Other comprehensive income (loss)	38	(267)
Total comprehensive loss	(199)	(2,137)
Comprehensive loss attributed to non-controlling interest	71	92
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(128)	$(2,045)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2017	2016

Revenues	$30,253	$31,340
Operating costs and expenses:
Direct operating costs	23,122	23,150
Selling and administrative expenses	8,668	9,364
Interest expense (income), net	(11)	29
	31,779	32,543

Loss before provision for income taxes	(1,526)	(1,203)

Provision for income taxes	539	776

Net loss	(2,065)	(1,979)

Loss attributable to non-controlling interests	169	204

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,896)	$(1,775)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	25,753	25,445

Comprehensive loss:
Net loss	$(2,065)	$(1,979)
Pension liability adjustment, net of taxes	(123)	(164)
Change in fair value of derivatives, net of taxes	136	246
Foreign currency translation adjustment	298	364
Other comprehensive income	311	446
Total comprehensive loss	(1,754)	(1,533)
Comprehensive loss attributed to non-controlling interest	169	204
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,585)	$(1,329)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(2,065)	$(1,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,852	1,324
Stock-based compensation	477	522
Deferred income taxes	(282)	(232)
Pension cost	177	82
Changes in operating assets and liabilities:
Accounts receivable	959	(188)
Prepaid expenses and other current assets	(211)	17
Other assets	(169)	(139)
Accounts payable and accrued expenses	1,847	1,356
Accrued salaries, wages and related benefits	550	479
Income and other taxes	525	(73)
Net cash provided by operating activities	3,660	1,169

Cash flow from investing activities:
Capital expenditures	(2,298)	(871)
Net cash used in investing activities	(2,298)	(871)

Cash flow from financing activities:
Proceeds from equipment financing	586	-
Payment of long-term obligations	(831)	(340)
Net cash used in financing activities	(245)	(340)

Effect of exchange rate changes on cash and cash equivalents	(14)	95

Net increase in cash and cash equivalents	1,103	53

Cash and cash equivalents, beginning of period	14,172	24,908

Cash and cash equivalents, end of period	$15,275	$24,961

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$456	$688
Vendor financed software licenses acquired	$1,213	$-
Common stock issued for MediaMiser acquistion	$525	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2017	25,624	$273	$26,057	$12,400	$(324)	$(4,622)	$33,784
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(1,896)	-	-	(1,896)
Stock-based compensation	-	-	477	-	-	-	477
Issuance of common stock in connection with MediaMiser acquisition	254	2	523	-	-	-	525
Pension liability adjustments, net of taxes	-	-	-	-	(123)	-	(123)
Foreign currency translation adjustment, net of taxes	-	-	-	-	298	-	298
Change in fair value of derivatives, net of taxes	-	-	-	-	136	-	136
June 30, 2017	25,878	$275	$27,057	$10,504	$(13)	$(4,622)	$33,201

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(1,775)	-	-	(1,775)
Stock-based compensation	-	-	522	-	-	-	522
Acquisition of non-controlling interest	-	-	(260)	-	-	-	(260)
Pension liability adjustments, net of taxes	-	-	-	-	(164)	-	(164)
Foreign currency translation adjustment, net of taxes	-	-	-	-	364	-	364
Change in fair value of derivatives, net of taxes	-	-	-	-	246	-	246
June 30, 2016	25,445	$270	$24,852	$16,149	$362	$(4,488)	$37,145

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. and Subsidiaries (the “Company”) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of over 4,000 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare and insurance companies, and docGenix provides services to financial services institutions. As of June 30, 2017, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2017, the results of its operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows and stockholders’ equity for the six months ended June 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Foreign Currency Translation - The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

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

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company will adopt the standard on January 1, 2018, and currently anticipates adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company has established a team that is continuing to assess the potential impact of the standard on the timing of revenue recognition, and its contracts with customers, and to determine the effect the guidance will have on its condensed consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted.  The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and condensed consolidated financial statements, but expects there will be an increase in assets and liabilities on the condensed consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  We adopted this standard in 2017 and there was no material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	June 30,	December 31,
	2017	2016
Equipment	$15,138	$14,558
Software	6,470	5,685
Furniture and equipment	2,504	2,119
Leasehold improvements	5,461	4,929
Total	29,573	27,291
Less: accumulated depreciation and amortization	(22,311)	(21,894)
	$7,262	$5,397

Depreciation and amortization expense of property and equipment was approximately $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense of property and equipment was approximately $1.2 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

As this acquisition was effective on July 14, 2016, the results of operations of Agility are not included in the condensed consolidated financial statements for the three months ended June 30, 2016. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Revenues:
As reported	$15,642	$31,340
Proforma	$17,313	$34,620

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(1,778)	$(1,775)
Proforma	$(1,593)	$(1,484)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.07)
Proforma	$(0.06)	$(0.06)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

Goodwill
Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	42
Balance as of June 30, 2017	$2,776

Balance as of January 1, 2016	$1,476
Foreign currency translation adjustment	55
Balance as of June 30, 2016	$1,531

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	84	65	4	1	75	229
Balance as of June 30, 2017	$3,103	$2,177	$869	$44	$3,585	$9,778

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$-	$4,610
Foreign currency translation	137	141	17	3	-	298
Balance as of June 30, 2016	$2,115	$2,177	$572	$44	$-	$4,908

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	153	89	60	2	181	485
Foreign currency translation	18	15	2	1	2	38
Balance as of June 30, 2017	$716	$529	$265	$13	$358	$1,881

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$-	$623
Amortization expense	103	88	44	2	-	237
Foreign currency translation	22	20	3	2	-	47
Balance as of June 30, 2016	$405	$348	$145	$9	$-	$907

Amortization expense relating to acquisition-related intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.

Amortization expense relating to acquisition-related intangible assets was $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense for intangible assets after June 30, 2017 is as follows (in thousands):

Year	Amortization
2017	$488
2018	975
2019	975
2020	910
2021	910
Thereafter	3,639
$7,897

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.3 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively. The unrecognized tax benefits as of June 30, 2017 and December 31, 2016, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2017 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2017	$1,184
Interest accrual	21
Foreign currency revaluation	62
Balance - June 30, 2017	$1,267

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiaries received a tax assessment approximating $335,000 including interest, through June 30, 2017 for the fiscal year ended June 30, 2006. Management disagrees with the basis of these tax assessments, has filed an appeal against the assessments and is contesting them vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended June 30, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $536,000 including interest through June 30, 2017. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $536,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of June 30, 2017, the Company recorded a tax provision amounting to $211,000 including interest, through June 30, 2017.

In 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of the subsidiary’s revenues and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the year ended December 31, 2016 were $16.8 million. The Company disagrees with the Service Tax Bureau’s position and is vigorously contesting these assertions.

In 2017, the U.S. entity deferred $4.7 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. The Company projects that during the balance of 2017 through 2018 the U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of June 30, 2017 to reflect the projected deferral in payments.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $185,000 including interest through June 30, 2017, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Commitments and Contingencies

Litigation – In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.0 million. The payment ordered by the Philippine courts accrued legal interest at the rate of 12% per annum from August 13, 2008 to June 30, 2013, and has thereafter accrued and continues to accrue legal interest at the rate of 6% per annum. The amount of the payment as expressed in US dollars varies with the Philippine peso to U.S. dollar exchange rate. Based on consultation with legal counsel, the Company believes that financial recovery against the Company is unlikely.

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

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $0.3 million in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of June 30, 2017, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Liens - In connection with the procurement of tax incentives at one of the Company’s foreign subsidiaries, the foreign zoning authority was granted a first lien on the subsidiary’s property and equipment. As of June 30, 2017, the net book value of the property and equipment was $0.4 million.

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

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,169,169	$2.88
Granted	-	-
Exercised	-	-
Forfeited/Expired	(35,824)	2.91
Outstanding at June 30, 2017	5,133,345	$2.88	5.30	$-

Exercisable at June 30, 2017	3,997,594	$2.96	4.26	$-

Vested and Expected to Vest at June 30, 2017	5,133,345	$2.88	5.30	$-

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

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2017 totaled approximately $1.3 million. The weighted-average period over which these costs will be recognized is twenty-three months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Direct operating costs	$57	$74	$149	$164
Selling and administrative expenses	132	169	328	358
Total stock-based compensation	$189	$243	$477	$522

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

8.	Long term obligations

Total long-term obligations as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30,	December 31,
	2017	2016

Capital lease obligations	$769	$224
Deferred lease payments (1)	764	705
Microsoft licenses (2)	751	-
Acquisition related liability (3)	769	1,492
Lease incentive liability (4)	678	-
Pension obligations - accrued pension liability	2,833	2,616
	6,564	5,037
Less: Current portion of long-term obligations	1,997	1,120
Totals	$4,567	$3,917

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

(4) In the second quarter of 2017, the Company moved both its U.S. and Canadian headquarters to new premises. As an incentive for the Company to lease in their respective office spaces, the lessors for each of the properties offered to partially defray the construction cost by offering a tenant improvement allowance. Under the terms of the lease contracts the Company is liable to refund any unamortized portion of this allowance should it decide to terminate the lease before the expiry of the specified lock-in period. This amount will be amortized based on the contractual liability and recognized as a reduction in rent expense for the period covered.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of June 30, 2017, and reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016, were as follows (net of tax):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2017	$1,325	$(7)	$(1,369)	$(51)
Other comprehensive income before reclassifications, net of taxes	-	(72)	274	202
Total other comprehensive income (loss) before reclassifications, net of taxes	1,325	(79)	(1,095)	151
Net amount reclassified to earnings	(61)	(103)	-	(164)
Balance at June 30, 2017	$1,264	$(182)	$(1,095)	$(13)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2016	$1,441	$274	$(1,086)	$629
Other comprehensive income (loss) before reclassifications, net of taxes	-	(152)	8	(144)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,441	122	(1,078)	485
Net amount reclassified to earnings	(82)	(41)	-	(123)
Balance at June 30, 2016	$1,359	$81	$(1,078)	$362

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	161	298	459
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(157)	(1,095)	135
Net amount reclassified to earnings	(123)	(25)	-	(148)
Balance at June 30, 2017	$1,264	$(182)	$(1,095)	$(13)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	234	364	598
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	69	(1,078)	514
Net amount reclassified to earnings	(164)	12	-	(152)
Balance at June 30, 2016	$1,359	$81	$(1,078)	$362

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2017	2016	2017	2016
DDS	$11,800	$13,232	$23,155	$26,876
IADS	1,211	1,165	2,213	2,062
MIS	2,289	1,245	4,885	2,402
Total Consolidated	$15,300	$15,642	$30,253	$31,340

Income (loss) before provision for income taxes(1):
DDS	$1,228	$81	$1,153	$2,327
IADS	(816)	(1,089)	(1,962)	(2,458)
MIS	(555)	(604)	(717)	(1,072)
Total Consolidated	$(143)	$(1,612)	$(1,526)	$(1,203)

Income (loss) before provision for income taxes(2):
DDS	$474	$(640)	$(343)	$902
IADS	(79)	(374)	(493)	(1,045)
MIS	(538)	(598)	(690)	(1,060)
Total Consolidated	$(143)	$(1,612)	$(1,526)	$(1,203)

			June 30, 2017	December 31, 2016
Total assets:
DDS			$32,991	$29,804
IADS			1,717	1,282
MIS			16,653	16,502
Total Consolidated			$51,361	$47,588

			June 30, 2017	December 31, 2016
Goodwill:
DDS			$675	$675
MIS			2,101	2,059
Total Consolidated			$2,776	$2,734

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

United States	$8,372	$8,079	$15,053	$16,351
United Kingdom	2,162	1,999	5,387	3,980
The Netherlands	1,589	2,529	3,483	5,090
Canada	1,370	1,498	2,833	2,974
Other - principally Europe	1,807	1,537	3,497	2,945
	$15,300	$15,642	$30,253	$31,340

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

Long-lived assets as of June 30, 2017 and December 31, 2016, respectively, by geographic region, are comprised of (in thousands):

	June 30,	December 31,
	2017	2016

United States	$5,419	$4,669

Foreign countries:
Canada	6,325	5,085
United Kingdom	2,397	2,376
Philippines	1,822	1,940
India	1,300	1,520
Sri Lanka	628	683
Israel	42	47
Germany	2	2
Total foreign	12,516	11,653
	$17,935	$16,322

Two clients in the DDS segment generated approximately 28% of the Company’s total revenues for the three months ended June 30, 2017 and 33% of the Company’s total revenues for the three months ended June 30, 2016. Another client in the DDS segment accounted for 10% of the Company’s total revenues for the three months ended June 30, 2017 but accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2017 and 2016, revenues from non-U.S. clients accounted for 45% and 48%, respectively, of the Company’s total revenues.

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the six months ended June 30, 2017 and 32% of the Company’s total revenues for the six months ended June 30, 2016. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the six months ended June 30, 2017 but accounted for 10% of the Company’s total revenues for the six months ended June 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2017 and 2016, revenues from non-U.S. clients accounted for 50% and 48%, respectively, of the Company’s total revenues.

As of June 30, 2017, approximately 63% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from three clients. As of December 31, 2016, approximately 73% of the Company's accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

11.	Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(166)	$(1,778)	$(1,896)	$(1,775)

Weighted average common shares outstanding	25,877	25,445	25,753	25,445
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,877	25,445	25,753	25,445

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

Options to purchase 5.1 million shares and 4.6 million shares of common stock for the three months ended June 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Options to purchase 5.1 million shares and 4.3 million shares of common stock for the six months ended June 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. In addition, diluted net loss per share for the six months ended June 30, 2016 does not include 0.3 million potential shares of common stock derived from the exercise of stock options, because as a result of the Company’s incurring losses, their effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2017 and December 31, 2016 was $24.8 million and $19.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$182	$318

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net gain (loss) recognized in OCI(1)	$(72)	$(152)	$161	$234
Net gain (loss) reclassified from accumulated OCI into income(2)	$103	$41	$25	$(12)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2017 and December 31, 2016, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

The following tables set forth the assets and liabilities as of June 30, 2017 and December 31, 2016 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Level 1	Level 2	Level 3

June 30, 2017
Liabilities
Derivatives	$-	$182	$-

December 31, 2016	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$318	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2017 and December 31, 2016 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of June 30, 2017 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses since their inception in 2011. Our investment net of revenues in these subsidiaries in the second quarter of 2017 was approximately $0.1 million (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.1 to $0.4 million per quarter.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, U.S. GAAP net income.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(166)	$(1,778)	$(1,896)	$(1,775)
Depreciation and amortization	909	672	1,852	1,324
Stock-based compensation	189	243	477	522
Provision for income taxes	94	258	539	776
Interest expense (income), net	1	16	(11)	29
Non-controlling interests	(71)	(92)	(169)	(204)
Adjusted EBITDA	$956	$(681)	$792	$672

DDS Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$444	$(726)	$(722)	$397
Depreciation and amortization	572	520	1,186	1,033
Stock-based compensation	189	241	475	536
Provision for income taxes	104	272	551	803
Interest expense (income), net	(2)	16	(14)	29
Non-controlling interests	(71)	(92)	(169)	(204)
Adjusted EBITDA - DDS Segment	$1,236	$231	$1,307	$2,594

IADS Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to IADS Segment	$(79)	$(454)	$(493)	$(1,125)
Stock-based compensation	-	2	2	(14)
Adjusted EBITDA - IADS Segment	$(79)	$(452)	$(491)	$(1,139)

MIS Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to MIS Segment	$(531)	$(598)	$(681)	$(1,047)
Depreciation and amortization	337	152	666	291
Benefit from income taxes	(10)	(14)	(12)	(27)
Interest expense, net	3	-	3	-
Adjusted EBITDA - MIS Segment	$(201)	$(460)	$(24)	$(783)

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues

Total revenues were $15.3 million for the three months ended June 30, 2017 compared to $15.6 million for the three months ended June 30, 2016, a decrease of approximately $0.3 million or approximately 2%.

Revenues from the DDS segment were $11.8 million and $13.2 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of approximately $1.4 million or approximately 11%. The decline was primarily on account of reduced volume from a key e-book client amounting to $1.8 million and lower volume from other clients. Revenues for the three months ended June 30, 2017 include $1.6 million for one client, of which $1.1 million constitute revenues that we had previously deferred starting September of 2016, to be recognized on a cash basis. In the fourth quarter of 2016 we established a reserve of $0.1 million in accounts receivable from this client. The client paid its entire outstanding balance in the quarter ended June 30, 2017.

Revenues from the IADS segment were $1.2 million in each of the three months ended June 30, 2017 and June 30, 2016.

Revenues from the MIS segment were $2.3 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $1.1 million or approximately 92%. The increase is attributable to the acquisition of the Agility business in July 2016.

Two clients in the DDS segment generated approximately 28% of the Company’s total revenues for the three months ended June 30, 2017 and 33% of the Company’s total revenues for the three months ended June 30, 2016. Another client in the DDS segment accounted for 10% of the Company’s total revenues for the three months ended June 30, 2017 but accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2016. No other client accounted for 10% or more of the Company’s total revenues during these periods. Further, for the three months ended June 30, 2017 and 2016, revenues from non-U.S. clients accounted for 45% and 48%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $11.4 million and $11.7 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $0.3 million or 3%. Direct operating costs as a percentage of total revenues decreased to 74% for the three months ended June 30, 2017 compared to 75% for the three months ended June 30, 2016.

Direct operating costs for the DDS segment were approximately $8.8 million and $9.7 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $0.9 million or 9%. The decline in direct operating costs is due to a decline in revenues excluding revenues that were previously deferred as referred to under “Revenues”. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 75% (82% excluding revenues previously deferred) and 73% for the three months ended June 30, 2017 and 2016, respectively. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects a decline in DDS segment direct operating costs that was proportionately less than the decline in revenues.

Direct operating costs for the IADS segment were $1 million for the three months ended June 30, 2017 and $1.2 million for the three months ended June 30, 2016, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 83% and 103% for the three months ended June 30, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were $1.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in direct operating costs was primarily on account of the acquisition of the Agility business in July 2016. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 70% and 62% for the three months ended June 30, 2017 and 2016, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $4.0 million for the three months ended June 30, 2017 compared to $5.6 million for the three months ended June 30, 2016, a decrease of $1.6 million or approximately 29%. Selling and administrative expenses as a percentage of total revenues decreased to 27% for the three months ended June 30, 2017 from 36% for the three months ended June 30, 2016.

Selling and administrative expenses for the DDS segment were $2.5 million and $4.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, a decline of $1.7 million or 40%. For the three months ended June 30, 2016, the DDS segment incurred $1.25 million of legal, professional and other costs in connection with an internal investigation. Also, for the three months ended June 30, 2017, DDS selling and administrative expenses were reduced by the recovery of the approximately $140,000 receivable referred to under “Revenues” and the recovery of $110,000 from another client. As a percentage of DDS revenues, DDS selling and administrative expenses were 21% for the three months ended June 30, 2017 and 31% for the three months ended June 30, 2016. This decline as a percentage of revenues was primarily caused by decline in selling and administrative expenses.

Selling and administrative expenses for the IADS segment were $0.3 million for each of the three months ended June 30, 2017 and 2016, respectively. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues were 25% for both the three months ended June 30, 2017 and 2016.

Selling and administrative expenses for the MIS segment were $1.2 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $0.1 million or 9%. The increase in selling and administrative costs was primarily on account of the acquisition of the Agility business in July 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues was 52% for the three months ended June 30, 2017 and 83% for the three months ended June 30, 2016.

Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $0.2 million during the three months ended June 30, 2017 compared to net loss of $1.8 million during the three months ended June 30, 2016.

Net income for the DDS segment was $0.4 million for the three months ended June 30, 2017, compared to net loss of $0.8 million for the three months ended June 30, 2016, net of intersegment profits. Net loss for the IADS segment was $0.1 million for the three months ended June 30, 2017 compared to net loss of $0.4 million for the three months ended June 30, 2016, net of intersegment profits. Net loss for the MIS segment was $0.5 million for the three months ended June 30, 2017 compared to net loss of $0.6 million for the three months ended June 30, 2016.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2017 was $1.0 million compared to a loss of $0.7 million for the three months ended June 30, 2016. Adjusted EBITDA for the DDS segment was $1.3 million compared to $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $0.1 million and a loss of $0.4 million for the IADS segment for the three months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $0.2 million for the three months ended June 30, 2017 compared to a loss of $0.4 million for the three months ended June 30, 2016 for the MIS segment.

Six Months Ended June 30, 2017 and 2016

Revenues

Total revenues were $30.3 million for the six months ended June 30, 2017 compared to $31.3 million for the six months ended June 30, 2016, a decline of approximately $1.0 million or 3%.

Revenues from the DDS segment were $23.2 million and $26.9 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $3.7 million or 14%. The decline was primarily on account of reduced volume from a key e-book client amounting to $2.8 million and lower volume from other clients. The decline was partially offset by an increase in revenue primarily attributable to a ramp-up for one new customer for whom services began in the fourth quarter of 2016.

Revenues from the IADS segment were $2.2 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.1 million or 5%. The increase primarily reflects additional volume from docGenix clients.

Revenues from the MIS segment were $4.9 million for the six months ended June 30, 2017 and $2.3 million for the six months ended June 30, 2016. The increase is attributable to the acquisition of the Agility business in July 2016.

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the six months ended June 30, 2017 and 32% of the Company’s total revenues for the six months ended June 30, 2016. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the six months ended June 30, 2017 but accounted for 10% of the Company’s total revenues for the six months ended June 30, 2016. No other client accounted for 10% or more of the Company’s total revenues during these periods. Further, for the six months ended June 30, 2017 and 2016, revenues from non-U.S. clients accounted for 50% and 48%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $23.1 million and $23.2 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.1 million. Direct operating costs as a percentage of total revenues increased to 76% for the six months ended June 30, 2016 compared to 74% for the six months ended June 30, 2015.

Direct operating costs for the DDS segment were $18.0 million and $19.2 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $1.2 million or approximately 6%. The decline in direct operating costs is due to a decline in revenues excluding revenues that were previously deferred as referred to under “Revenues”. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 78% (82% excluding revenues previously deferred) and 71% for the six months ended June 30, 2017 and 2016, respectively. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects a decline in DDS segment direct operating costs relative to a decline in revenues.

Direct operating costs for the IADS segment were $2.1 million for the six months ended June 30, 2017 and $2.4 million for the six months ended June 30, 2016, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 95% and 116% for the six months ended June 30, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were $3.0 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in direct operating costs was primarily on account of the acquisition of the Agility business in July 2016. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 61% and 66% for the six months ended June 30, 2017 and 2016, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $8.7 million for the six months ended June 30, 2017 compared to $9.4 million for the six months ended June 30, 2016, a decrease of $0.7 million or approximately 7%. Selling and administrative expenses as a percentage of total revenues were 29% for the six months ended June 30, 2017 and 30% for the six months ended June 30, 2016.

Selling and administrative expenses for the DDS segment were $5.5 million and $6.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively, a decrease of $1.3 million or 19%. For the six months ended June 30, 2016, the DDS segment incurred $1.25 million of legal, professional and other costs in connection with an internal investigation. Also, for the six months ended June 30, 2017, DDS selling and administrative expenses were reduced by the recovery of the approximately $140,000 receivable referred to under “Revenues” and the recovery of $110,000 from another client. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues decreased to 24% for the six months ended June 30, 2017 compared to 26% for the six months ended June 30, 2016. The decline as a percentage of revenues was primarily caused by the decline in selling and administrative expenses.

Selling and administrative expenses for the IADS segment were $0.6 million and $0.7 million for each of the six months ended June 30, 2017 and 2016, respectively. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 27% for the six months ended June 30, 2017 compared to 35% for the six months ended June 30, 2016.

Selling and administrative costs for the MIS segment were $2.6 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.7 million or 37%. The increase in selling and administrative costs was primarily on account of the acquisition of the Agility business in July 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 53% for the six months ended June 30, 2017 from 78% for the six months ended June 30, 2016.

Income Taxes

We recorded a provision for income taxes of $0.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $1.9 million during the six months ended June 30, 2017 compared to net loss of $1.8 million during the six months ended June 30, 2016.

Net loss for the DDS segment was $0.7 million for the six months ended June 30, 2017, compared to net income of $0.3 million for the six months ended June 30, 2016, net of intersegment profits. Net loss for the IADS segment was $0.5 million for the six months ended June 30, 2017 compared to net loss of $1.0 million for the six months ended June 30, 2016, net of intersegment profits. Net loss for the MIS segment was $0.7 million for the six months ended June 30, 2017 compared to net loss of $1.1 million for the six months ended June 30, 2016.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2017 was $0.8 million compared to $0.7 million for the six months ended June 30, 2016, an increase of $0.1 million. Adjusted EBITDA for the DDS segment was $1.3 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $1.2 million or approximately 48%. Adjusted EBITDA was a loss of $0.5 million and a loss of $1.1 million for the IADS segment for the six months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $30,000 and a loss of $0.7 million for the MIS segment for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$15,275	$14,172
Working capital	11,562	14,407

At June 30, 2017, we had cash and cash equivalents of $15.3 million, of which $11.8 million was held by our foreign subsidiaries, and the $3.4 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, they would be subject to United States federal income taxes. As of June 30, 2017, our intent is to permanently reinvest these funds outside the United States, except for $7.0 million in projected deemed dividends described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.1-0.4 million per quarter in the immediate future; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of June 30, 2017, we had working capital of approximately $11.6 million, as compared to working capital of approximately $14.4 million as of December 31, 2016.

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

During the six months ended June 30, 2017, our U.S. entity deferred $4.7 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. We project that during the balance of 2017 through 2018 our U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of June 30, 2017 to reflect the projected deferral in payments.

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

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2017 was $3.7 million, resulting from a net loss of $2.1 million and adjustments for non-cash items of $2.3 million and $3.5 million from working capital. Adjustments for non-cash items primarily consisted of $1.9 million for depreciation and amortization, stock option expense of $0.5 million and a reduction in tax provisions of $0.3 million. Working capital activities primarily consisted of a source of cash of $1.8 million due to an increase in accounts payable and accrued expenses, a $1.0 million decrease in accounts receivable and $0.7 million increase in other working capital accounts.

Cash provided by our operating activities for the six months ended June 30, 2016 was $1.2 million, resulting from a net loss of $2.0 million and adjustments for non-cash items of $1.7 million and $1.5 million provided by working capital changes. Adjustments for non-cash items primarily consisted of $1.3 million for depreciation and amortization, stock option expense of $0.5 million and a reduction in tax provisions of $0.2 million. Working capital activities primarily consisted of a source of cash of $1.3 million due to an increase in accounts payable and accrued expenses and a source of cash of $0.5 million for an increase in accrued salaries, wages and related benefits.

Our days’ sales outstanding (DSO) for the six months ended June 30, 2017 and for the year ended December 31, 2016 was approximately 55 days. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the six months ended June 30, 2017 and 2016, cash used in our investing activities was $2.3 million and $0.9 million, respectively. These expenditures principally consisted of construction costs related to the relocation of our new corporate offices in the US and Canada, purchase of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the IADS segment.

During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment, infrastructure upgrades and development of our proprietary software platform, tools and technologies will approximate $2.0 to $3.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the six months ended June 30, 2017, cash used in financing activities were comprised of proceeds from equipment financing of $0.6 million and total payments of long-term obligations of $0.8 million. For the six months ended June 30, 2016, cash used in financing activities comprised of total payments of long term obligations of $0.3 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2017 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$769	$346	$423	$–	$–
Vendor obligations	751	416	335
Non cancellable operating leases	3,433	789	1,350	762	532
Total contractual cash obligations	$4,953	$1,551	$2,108	$762	$532

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2017, and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We will adopt the standard on January 1, 2018, and currently anticipate adopting the standard using the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. We have established a team that is continuing to assess the potential impact of the standard on the timing of revenue recognition, and our contracts with customers, and to determine the effect the guidance will have on our condensed consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new standard is effective for annual periods beginning after December 15, 2018. Early application is permitted. We are in the process of evaluating the effect the guidance will have on our existing accounting policies and condensed consolidated financial statements, but expect there will be an increase in assets and liabilities on the condensed consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

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

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our equipment sales leaseback financing and capital lease transactions carry a fixed interest rate. Thus, as of June 30, 2017 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $24.8 million as of June 30, 2017. The total unrealized loss on the outstanding hedges was $0.2 million as of June 30, 2017.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $2.2 million as of June 30, 2017. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.8 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of June 30, 2017, our foreign locations held cash and cash equivalents totaling approximately $11.8 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information replaces the disclosure under “Legal Proceedings” in Part I, Item 3. in our Annual Report on Form 10-K for the year ended December 31, 2016:

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.0 million. The payment ordered by the Philippine courts accrued legal interest at the rate of 12% per annum from August 13, 2008 to June 30, 2013, and has thereafter accrued and continues to accrue legal interest at the rate of 6% per annum. The amount of the payment as expressed in US dollars varies with the Philippine peso to U.S. dollar exchange rate. Based on consultation with legal counsel, the Company believes that financial recovery against the Company is unlikely.

The Court of Appeals decision was rendered in Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007). Matters relating to execution of this decision are on file with the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.).

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

Item 1A. Risk Factors

The information in Item 1. above also replaces the disclosure under “We are the subject of continuing litigation, including litigation by certain of our former employees” in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes from the other risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2017.

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

INNODATA INC.

Date: August 8, 2017	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date: August 8, 2017	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President Chief Financial Officer and Principal Accounting Officer