Form 10-Q
period 2017-09-30
INNODATA INC
filed 2017-11-09
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of October 31, 2017 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2017

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,468	$14,172
Accounts receivable, net	9,577	9,952
Prepaid expenses and other current assets	3,761	3,124
Total current assets	25,806	27,248
Property and equipment, net	7,322	5,397
Other assets	3,136	2,377
Deferred income taxes	1,909	1,641
Intangibles, net	7,884	8,191
Goodwill	2,839	2,734
Total assets	$48,896	$47,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$856	$1,018
Accrued expenses	4,492	4,333
Accrued salaries, wages and related benefits	5,418	5,040
Income and other taxes	1,764	1,330
Current portion of long-term obligations	2,124	1,120
Total current liabilities	14,654	12,841

Deferred income taxes	694	680
Long-term obligations, net of current portion	4,733	3,917

Non-controlling interests	(3,888)	(3,634)
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at September 30, 2017 and 27,305,000 shares issued and 25,624,000 outstanding at December 31, 2016	275	273
Additional paid-in capital	27,242	26,057
Retained earnings	9,436	12,400
Accumulated other comprehensive income (loss)	372	(324)
	37,325	38,406
Less: treasury stock, 1,681,000 shares at September 30, 2017 and December 31, 2016, at cost	(4,622)	(4,622)
Total stockholders’ equity	32,703	33,784
Total liabilities and stockholders’ equity	$48,896	$47,588

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2017	2016

Revenues	$15,018	$16,060
Operating costs and expenses:
Direct operating costs	11,463	12,422
Selling and administrative expenses	4,438	5,105
Interest expense, net	2	15
Change in fair value of contingent consideration	-	1,038
	15,903	18,580

Loss before provision for income taxes	(885)	(2,520)

Provision for income taxes	268	352

Net loss	(1,153)	(2,872)

Loss attributable to non-controlling interests	85	106

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,068)	$(2,766)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.04)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	25,877	25,651

Comprehensive loss:
Net loss	$(1,153)	$(2,872)
Pension liability adjustment, net of taxes	(60)	(83)
Change in fair value of derivatives, net of taxes	(37)	(39)
Foreign currency translation adjustment	482	(118)
Other comprehensive income (loss)	385	(240)
Total comprehensive loss	(768)	(3,112)
Comprehensive loss attributed to non-controlling interest	85	106
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(683)	$(3,006)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2017	2016

Revenues	$45,271	$47,400
Operating costs and expenses:
Direct operating costs	34,585	35,572
Selling and administrative expenses	13,106	14,469
Interest expense (income), net	(9)	44
Change in fair value of contingent consideration	-	1,038
	47,682	51,123

Loss before provision for income taxes	(2,411)	(3,723)

Provision for income taxes	807	1,128

Net loss	(3,218)	(4,851)

Loss attributable to non-controlling interests	254	310

Net loss attributable to Innodata Inc. and Subsidiaries	$(2,964)	$(4,541)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.11)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	25,795	25,514

Comprehensive loss:
Net loss	$(3,218)	$(4,851)
Pension liability adjustment, net of taxes	(183)	(247)
Change in fair value of derivatives, net of taxes	99	207
Foreign currency translation adjustment	780	246
Other comprehensive income	696	206
Total comprehensive loss	(2,522)	(4,645)
Comprehensive loss attributed to non-controlling interest	254	310
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(2,268)	$(4,335)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(3,218)	$(4,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,771	2,200
Stock-based compensation	662	729
Deferred income taxes	(287)	(289)
Pension cost	208	100
Change in fair value of contingent consideration	-	1,038
Changes in operating assets and liabilities:
Accounts receivable	713	487
Prepaid expenses and other current assets	(150)	(78)
Other assets	(110)	(272)
Accounts payable and accrued expenses	(183)	(1,092)
Accrued salaries, wages and related benefits	363	985
Income and other taxes	395	(80)
Net cash provided by (used in) operating activities	1,164	(1,123)

Cash flow from investing activities:
Capital expenditures	(2,887)	(2,051)
Acquisition of business	-	(4,052)
Net cash used in investing activities	(2,887)	(6,103)

Cash flow from financing activities:
Proceeds from equipment financing	951	-
Payment of long-term obligations	(1,030)	(419)
Purchase of treasury stock	-	(134)
Net cash used in financing activities	(79)	(553)

Effect of exchange rate changes on cash and cash equivalents	98	148

Net decrease in cash and cash equivalents	(1,704)	(7,631)

Cash and cash equivalents, beginning of period	14,172	24,908

Cash and cash equivalents, end of period	$12,468	$17,277

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$811	$928
Vendor financed software licenses acquired	$1,213	$-
Common stock issued for MediaMiser acquisition	$525	$569

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2017	25,624	$273	$26,057	$12,400	$(324)	$(4,622)	$33,784
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,964)	-	-	(2,964)
Stock-based compensation	-	-	662	-	-	-	662
Issuance of common stock in connection with MediaMiser acquisition	254	2	523	-	-	-	525
Pension liability adjustments, net of taxes	-	-	-	-	(183)	-	(183)
Foreign currency translation adjustment, net of taxes	-	-	-	-	780	-	780
Change in fair value of derivatives, net of taxes	-	-	-	-	99	-	99
September 30, 2017	25,878	$275	$27,242	$9,436	$372	$(4,622)	$32,703

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(4,541)	-	-	(4,541)
Stock-based compensation	-	-	729	-	-	-	729
Issuance of common stock in connection with MediaMiser acquisition	236	3	566	-	-	-	569
Acquisition of non-controlling interest	-	-	(261)	-	-	-	(261)
Pension liability adjustments, net of taxes	-	-	-	-	(247)	-	(247)
Foreign currency translation adjustment, net of taxes	-	-	-	-	246	-	246
Change in fair value of derivatives, net of taxes	-	-	-	-	207	-	207
Purchase of treasury stock	(57)	-	-	-	-	(134)	(134)
September 30, 2016	25,624	$273	$25,624	$13,383	$122	$(4,622)	$34,780

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare and insurance companies, and docGenix provides services to financial services institutions. As of September 30, 2017, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

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

Bulldog Reporter is a news aggregation service for public relations and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog. Bulldog Reporter also manages a PR industry awards program—the Bulldog Awards—which recognizes PR and communications professionals in categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding PR performance.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2017, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and cash flows and stockholders’ equity for the nine months ended September 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, Agility PR Solutions Canada, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the net assets acquired in the acquisition of Agility, valuation of derivative instruments and estimated accruals for various tax exposures.

Foreign Currency Translation - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in its consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

For the IADS segment, revenue is recognized primarily based on the quantity delivered and the period in which services are performed and deliverables are made as per contracts. A portion of the Company’s IADS segment revenue is derived from licensing its software and providing access to its hosted software platform. Revenue from such services are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

The MIS segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured. Revenue from enriched media analysis services is recognized when the services are performed and delivered to the client.

Revenue include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company will adopt the new standard and related updates effective January 1, 2018, and intends to use the modified retrospective method of adoption. The Company has undertaken an initial impact analysis, which includes reviewing the terms and conditions of the Company’s existing customer contracts and applying the five discrete criteria required for recognizing revenues as set forth in ASU 2014-09. Based upon its preliminary analysis undertaken through September 30, 2017, the Company currently does not expect the new revenue recognition guidance to have a material impact on its consolidated condensed financial statements, and expects to conclude such analysis by December 31, 2017. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of the Company’s overall assessment of the new guidance, impact the Company’s current conclusions.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  The Company adopted this standard in 2017 and there was no material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	September 30,	December 31,
	2017	2016
Equipment	$14,332	$14,558
Software	6,911	5,685
Furniture and equipment	2,452	2,119
Leasehold improvements	5,342	4,929
Total	29,037	27,291
Less: accumulated depreciation and amortization	(21,715)	(21,894)
	$7,322	$5,397

Depreciation and amortization expense of property and equipment was approximately $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense of property and equipment was approximately $1.9 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

3.	Acquisitions

On July 14, 2016, Innodata’s MediaMiser subsidiary completed the acquisition of the Agility business from PR Newswire under an asset purchase agreement for cash consideration of $4.2 million.

The Agility business consists of two products – Agility, a global media contact database and email distribution platform and Agility Plus that provides additional self-service media monitoring and analytics capabilities. The acquisition helped the Company’s MIS segment foster growth in North America and Europe by bolstering its media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

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
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues:
As reported	$16,060	$47,400
Proforma	$16,280	$50,900

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(2,766)	$(4,541)
Proforma	$(2,721)	$(4,205)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.18)
Proforma	$(0.11)	$(0.16)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

Goodwill
Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	105
Balance as of September 30, 2017	$2,839

Balance as of January 1, 2016	$1,476
Goodwill recorded in connection with an acquisition	1,239
Foreign currency translation adjustment	33
Balance as of September 30, 2016	$2,748

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	204	170	22	3	137	536
Balance as of September 30, 2017	$3,223	$2,282	$887	$46	$3,647	$10,085

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$-	$4,610
Additions	$994	$-	$310	$-	$3,610	4,914
Foreign currency translation	98	108	10	3	(25)	194
Balance as of September 30, 2016	$3,070	$2,144	$875	$44	$3,585	$9,718

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	233	135	90	3	271	732
Foreign currency translation	50	42	7	2	10	111
Balance as of September 30, 2017	$828	$602	$300	$15	$456	$2,201

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$-	$623
Amortization expense	180	133	75	3	90	481
Foreign currency translation	16	14	1	2	(1)	32
Balance as of September 30, 2016	$476	$387	$174	$10	$89	$1,136

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended September 30, 2017 and 2016.

Amortization expense relating to acquisition-related intangible assets was $0.7 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense for intangible assets after September 30, 2017 is as follows (in thousands):

Year	Amortization
2017	$251
2018	1,004
2019	1,004
2020	939
2021	939
Thereafter	3,747
$7,884

5.	Income Taxes

The Company had unrecognized tax benefits of approximately $1.3 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.6 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively. The unrecognized tax benefits as of September 30, 2017 and December 31, 2016, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2017 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2017	$1,184
Interest accrual	34
Foreign currency revaluation	62
Balance - September 30, 2017	$1,280

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiary received a tax assessment approximating $339,000 including interest, through September 30, 2017 for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment, and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $543,000 including interest through September 30, 2017. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $543,000 including interest is adequate. As the Company is continually subject to tax audits by the Indian Bureau of Taxation, the Company continuously assesses the likelihood of an unfavorable assessment for all fiscal years for which the Company has not been audited and, as of September 30, 2017, the Company recorded a tax provision amounting to $213,000 including interest, through September 30, 2017.

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

In 2017, the U.S. entity deferred $4.7 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. The Company projects that during the balance of 2017 through 2018 the U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to the Company’s Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. The Company adjusted its deferred tax assets and the corresponding valuation allowance as of September 30, 2017 to reflect the projected deferral in payments.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $185,000 including interest through September 30, 2017, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Commitments and Contingencies

Litigation – In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.0 million. The payment ordered by the Philippine courts accrued legal interest at the rate of 12% per annum from August 13, 2008 to September 30, 2013, and has thereafter accrued and continues to accrue legal interest at the rate of 6% per annum. The amount of the payment as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. Based on consultation with legal counsel, the Company believes that financial recovery against the Company is unlikely.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer and/or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of September 30, 2017, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,169,169	$2.88
Granted	40,000	1.50
Exercised	-	-
Forfeited/Expired	(75,237)	2.93
Outstanding at September 30, 2017	5,133,932	$2.87	5.08	$-

Exercisable at September 30, 2017	4,116,869	$2.95	4.18	$-

Vested and Expected to Vest at September 30, 2017	5,133,932	$2.87	5.08	$-

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	Nine Months Ended
	September 30,
	2017	2016
Weighted average fair value of options granted	$0.72	$1.08

Risk-free interest rate	1.91%	1.26% - 1.49%
Expected life (years)	6	5-6
Expected volatility factor	49.62%	49%
Expected dividends	-	-

The total compensation cost related to non-vested stock awards not yet recognized as of September 30, 2017 totaled approximately $1.2 million. The weighted-average period over which these costs will be recognized is twenty-one months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Direct operating costs	$55	$81	$204	$245
Selling and administrative expenses	130	126	458	484
Total stock-based compensation	$185	$207	$662	$729

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

8.	Long-term obligations

Total long-term obligations as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30,	December 31,
	2017	2016

Capital lease obligations	$955	$224
Deferred lease payments (1)	787	705
Microsoft licenses (2)	751	-
Acquisition related liability (3)	806	1,492
Lease incentive liability (4)	684	-
Pension obligations - accrued pension liability	2,874	2,616
	6,857	5,037
Less: Current portion of long-term obligations	2,124	1,120
Totals	$4,733	$3,917

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
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

9.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2017, and reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, were as follows (net of tax):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2017	$1,264	$(182)	$(1,095)	$(13)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(119)	482	363
Total other comprehensive income (loss) before reclassifications, net of taxes	1,264	(301)	(613)	350
Net amount reclassified to earnings	(60)	82	-	22
Balance at September 30, 2017	$1,204	$(219)	$(613)	$372

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2016	$1,359	$81	$(1,078)	$362
Other comprehensive loss before reclassifications, net of taxes	-	(11)	(118)	(129)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,359	70	(1,196)	233
Net amount reclassified to earnings	(83)	(28)	-	(111)
Balance at September 30, 2016	$1,276	$42	$(1,196)	$122

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	42	780	822
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(276)	(613)	498
Net amount reclassified to earnings	(183)	57	-	(126)
Balance at September 30, 2017	$1,204	$(219)	$(613)	$372

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income before reclassifications, net of taxes	-	223	246	469
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	58	(1,196)	385
Net amount reclassified to earnings	(247)	(16)	-	(263)
Balance at September 30, 2016	$1,276	$42	$(1,196)	$122

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
DDS	$11,617	$12,052	$34,772	$38,928
IADS	1,193	1,028	3,406	3,090
MIS	2,208	2,980	7,093	5,382
Total Consolidated	$15,018	$16,060	$45,271	$47,400

Income (loss) before provision for income taxes(1):
DDS	$1,077	$(1,132)	$2,230	$1,195
IADS	(1,016)	(1,296)	(2,978)	(3,754)
MIS	(946)	(92)	(1,663)	(1,164)
Total Consolidated	$(885)	$(2,520)	$(2,411)	$(3,723)

Income (loss) before provision for income taxes(2):
DDS	$297	$(1,882)	$(46)	$(980)
IADS	(257)	(553)	(750)	(1,598)
MIS	(925)	(85)	(1,615)	(1,145)
Total Consolidated	$(885)	$(2,520)	$(2,411)	$(3,723)

			September 30, 2017	December 31, 2016
Total assets:
DDS			$26,190	$29,804
IADS			1,567	1,282
MIS			21,139	16,502
Total Consolidated			$48,896	$47,588

			September 30, 2017	December 31, 2016
Goodwill:
DDS			$675	$675
MIS			2,164	2,059
Total Consolidated			$2,839	$2,734

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

United States	$7,637	$8,263	$22,630	$24,614
United Kingdom	2,320	2,006	7,767	7,096
The Netherlands	1,704	2,417	5,187	6,397
Canada	1,367	1,491	4,212	4,465
Other - principally Europe	1,990	1,883	5,475	4,828
	$15,018	$16,060	$45,271	$47,400

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

Long-lived assets as of September 30, 2017 and December 31, 2016, respectively, by geographic region, are comprised of (in thousands):

	September 30,	December 31,
	2017	2016

United States	$5,419	$4,669

Foreign countries:
Canada	6,760	5,085
United Kingdom	2,440	2,376
Philippines	1,629	1,940
India	1,189	1,520
Sri Lanka	569	683
Israel	37	47
Germany	2	2
Total foreign	12,626	11,653
	$18,045	$16,322

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the three months ended September 30, 2017 and 27% of the Company’s total revenues for the three months ended September 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2017 and 2016, revenues from non-U.S. clients accounted for 49% and 48%, respectively, of the Company’s total revenues.

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the nine months ended September 30, 2017 and 30% of the Company’s total revenues for the nine months ended September 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2017 and 2016, revenues from non-U.S. clients accounted for 50% and 48%, respectively, of the Company’s total revenues.

As of September 30, 2017, approximately 56% of the Company's accounts receivable was from foreign (principally European) clients and 50% of accounts receivable was due from four clients. As of December 31, 2016, approximately 73% of the Company's accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from three clients.

11.	Loss Per Share

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,068)	$(2,766)	$(2,964)	$(4,541)

Weighted average common shares outstanding	25,877	25,651	25,795	25,514
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	25,877	25,651	25,795	25,514

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

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

Options to purchase 5.1 million shares and 4.2 million shares of common stock for the three months ended September 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Options to purchase 5.1 million shares and 4.2 million shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net loss per share, because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2017 and December 31, 2016 was $20 million and $19.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$219	$318

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net gain (loss) recognized in OCI(1)	$(119)	$(11)	$42	$223
Net gain (loss) reclassified from accumulated OCI into income(2)	$(82)	$28	$(57)	$16
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income (loss) ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the periods presented.

13.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2017 and December 31, 2016, because of the relative short maturity of these instruments.

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

The following tables set forth the liabilities as of September 30, 2017 and December 31, 2016 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

September 30, 2017	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$219	$-

December 31, 2016	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$318	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2017 and December 31, 2016 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; our Innodata Advanced Data Solutions ("IADS") segment is a venture formed in 2011 that has incurred losses since inception and has recorded impairment charges for all of its fixed assets; we currently intend to continue to invest in IADS; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Media Intelligence Solutions segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata (NASDAQ: INOD) is a global digital services and solutions company. Our technology and services power leading information products and online retail destinations around the world. Our solutions help prestigious enterprises harness the power of digital data to re-imagine how they operate and drive performance. We serve publishers, media and information companies, digital retailers, banks, insurance companies, government agencies and many other industries. Founded in 1988, we comprise a team of 4,000 diverse people in eight countries who are dedicated to delivering services and solutions that help the world embrace digital data as a means of enhancing our lives and transforming our businesses.

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

Our IADS segment operates through our Synodex and docGenix subsidiaries. As of September 30, 2017 we owned 91% of Synodex and 94% of docGenix.

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

The IADS subsidiaries have incurred losses since their inception in 2011. Our investment net of revenues in these subsidiaries in the third quarter of 2017 was approximately $0.3 million (consisting mainly of operating expenses). We wrote off all of the fixed assets of IADS in the third quarter of 2013 and have expensed all investments in IADS since that time. In the immediate future we intend to continue to invest in these subsidiaries net of revenues at the combined rate of $0.1 to $0.4 million per quarter.

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

Bulldog Reporter is a news aggregation service for PR and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog. In addition, it offers a paid subscription service focused specifically on the health industry, a daily e-newsletter—Inside Health Media—that provides a health-related media list and media intelligence services by leveraging the data from the Agility platform. Bulldog Reporter also manages a PR industry awards program—the Bulldog Awards—which recognizes PR and communications professionals in categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding PR performance.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, U.S. GAAP net income.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(1,068)	$(2,766)	$(2,964)	$(4,541)
Depreciation and amortization	919	876	2,771	2,200
Stock-based compensation	185	207	662	729
Provision for income taxes	268	352	807	1,128
Change in fair value of contingent consideration	-	1,038	-	1,038
Interest expense (income), net	2	15	(9)	44
Non-controlling interests	(85)	(106)	(254)	(310)
Adjusted EBITDA	$221	$(384)	$1,013	$288

DDS Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$107	$(2,147)	$(615)	$(1,842)
Depreciation and amortization	546	585	1,732	1,618
Stock-based compensation	183	205	658	741
Provision for income taxes	278	370	829	1,173
Change in fair value of contingent consideration	-	1,038	-	1,038
Interest expense (income), net	(2)	15	(16)	44
Non-controlling interests	(85)	(106)	(254)	(310)
Adjusted EBITDA - DDS Segment	$1,027	$(40)	$2,334	$2,462

IADS Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to IADS Segment	$(256)	$(553)	$(749)	$(1,598)
Stock-based compensation	-	2	2	(12)
Adjusted EBITDA - IADS Segment	$(256)	$(551)	$(747)	$(1,610)

MIS Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to MIS Segment	$(919)	$(66)	$(1,600)	$(1,101)
Depreciation and amortization	373	291	1,039	582
Stock-based compensation	2	-	2	-
Benefit from income taxes	(10)	(18)	(22)	(45)
Interest expense, net	4	-	7	-
Adjusted EBITDA - MIS Segment	$(550)	$207	$(574)	$(564)

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues

Total revenues were $15.0 million for the three months ended September 30, 2017 compared to $16.1 million for the three months ended September 30, 2016, a decrease of approximately $1.1 million or approximately 7%.

Revenues from the DDS segment were $11.6 million and $12.1 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of approximately $0.5 million or approximately 4%. The decline was on account of lower volume from clients.

Revenues from the IADS segment were $1.2 million and $1.0 million for the three months ended September 30, 2017 and September 30, 2016. The increase reflects additional volume from Synodex clients.

Revenues from the MIS segment were $2.2 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.8 million or approximately 27% during the period following the acquisition of Agility in July 2016.

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the three months ended September 30, 2017 and 27% of the Company’s total revenues for the three months ended September 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2017 and 2016, revenues from non-U.S. clients accounted for 49% and 48%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $11.5 million and $12.4 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.9 million or 7%. Direct operating costs as a percentage of total revenues was 77% for each of the three months ended September 30, 2017 and September 30, 2016.

Direct operating costs for the DDS segment were approximately $8.7 million and $9.6 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.9 million or 9%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 75% and 80% for the three months ended September 30, 2017 and 2016, respectively. The decline in direct operating costs and as a percentage of revenues reflects the decline in revenues as well as cost rationalization.

Direct operating costs for the IADS segment were $1.2 million for the three months ended September 30, 2017 and $1.3 million for the three months ended September 30, 2016, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 100% and 127% for the three months ended September 30, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were $1.6 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 73% and 50% for the three months ended September 30, 2017 and 2016, respectively. The increased percentage reflects the 27% decline in MIS revenues during the period following the acquisition of Agility in July 2016.

Selling and Administrative Expenses

Selling and administrative expenses were $4.4 million for the three months ended September 30, 2017 compared to $5.1 million for the three months ended September 30, 2016, a decrease of $0.7 million or approximately 14%. Selling and administrative expenses as a percentage of total revenues decreased to 29% for the three months ended September 30, 2017 from 32% for the three months ended September 30, 2016.

Selling and administrative expenses for the DDS segment were $2.7 million and $3.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively, a decline of $0.6 million or 18%. For the three months ended September 30, 2016, the DDS segment incurred $0.25 million of legal, professional and other costs in connection with an internal investigation and there were miscellaneous administrative cost savings during the three months ended September 30, 2017. As a percentage of DDS revenues, DDS selling and administrative expenses were 23% for the three months ended September 30, 2017 and 27% for the three months ended September 30, 2016. The decline as a percentage of revenues was primarily caused by the decline in selling and administrative expenses.

Selling and administrative expenses for the IADS segment were $0.2 million and $0.3 million for each of the three months ended September 30, 2017 and 2016, respectively. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues was 17% and 26% for the three months ended September 30, 2017 and 2016, respectively.

Selling and administrative expenses for the MIS segment were $1.5 million for each of the three months ended September 30, 2017 and 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues was 68% for the three months ended September 30, 2017 and 56% for the three months ended September 30, 2016. The increased percentage reflects the 27% decline in MIS revenues during the period following the acquisition of Agility in July 2016.

Contingent Consideration

On September 30, 2016, we and the other parties involved in the acquisition of MediaMiser amended the terms on which one of our subsidiaries was required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments. The first instalment was paid on March 31, 2017 and the second instalment is payable on March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. common stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $1.1 million during the three months ended September 30, 2017 compared to net loss of $2.8 million during the three months ended September 30, 2016.

Net income for the DDS segment was $0.1 million for the three months ended September 30, 2017, compared to net loss of $2.1 million for the three months ended September 30, 2016, net of intersegment profits. The change was due to the decline in revenues offset by a decline in direct operating costs and selling and administrative expenses that were mentioned above, and a charge to our operations referred to under “Contingent Consideration” for the three months ended September 30, 2016.

Net loss for the IADS segment was $0.3 million for the three months ended September 30, 2017 compared to net loss of $0.6 million for the three months ended September 30, 2016, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

Net loss for the MIS segment was $0.9 million for the three months ended September 30, 2017 compared to net loss of $0.1 million for the three months ended September 30, 2016. The increase in net loss was due to lower revenues.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2017 was $0.2 million compared to a loss of $0.4 million for the three months ended September 30, 2016. Adjusted EBITDA for the DDS segment was $1.0 million for the three months ended September 30, 2017 compared to break-even for the three months ended September 30, 2016. Adjusted EBITDA was a loss of $0.3 million and a loss of $0.6 million for the IADS segment for the three months ended September 30, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $0.5 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016 for the MIS segment.

Nine Months Ended September 30, 2017 and 2016

Revenues

Total revenues were $45.3 million for the nine months ended September 30, 2017 compared to $47.4 million for the nine months ended September 30, 2016, a decline of approximately $2.1 million or 4%.

Revenues from the DDS segment were $34.8 million and $38.9 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $4.1 million or 11%. The decline was primarily on account of reduced volume from a key e-book client amounting to $3.1 million and lower volume from other clients. The decline was partially offset by an increase in revenue for one new client for whom services began in the fourth quarter of 2016.

Revenues from the IADS segment were $3.4 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.3 million or 10%. The increase primarily reflects additional volume from docGenix clients.

Revenues from the MIS segment were $7.1 million for the nine months ended September 30, 2017 and $5.4 million for the nine months ended September 30, 2016, an increase of $1.7 million or 31%. The increase is attributable to the acquisition of the Agility business in July 2016.

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the nine months ended September 30, 2017 and 30% of the Company’s total revenues for the nine months ended September 30, 2016. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2017 and 2016, revenues from non-U.S. clients accounted for 50% and 48%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $34.6 million and $35.6 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1 million or 3%. Direct operating costs as a percentage of total revenues increased to 76% for the nine months ended September 30, 2017 compared to 75% for the nine months ended September 30, 2016.

Direct operating costs for the DDS segment were $26.7 million and $28.8 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2.1 million or approximately 7%. The decline in direct operating costs is due to a decline in revenues excluding revenues that were previously deferred for one client, and it also reflects cost rationalization. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 77% and 74% for the nine months ended September 30, 2017 and 2016, respectively. The increase in direct operating costs as a percentage of DDS segment revenues primarily reflects a decline in DDS segment direct operating costs relative to a decline in revenues.

Direct operating costs for the IADS segment were $3.3 million for the nine months ended September 30, 2017 and $3.7 million for the nine months ended September 30, 2016, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 97% and 119% for the nine months ended September 30, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were $4.6 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of approximately 48%. The increase in direct operating costs was primarily on account of the acquisition of the Agility business in July 2016. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 65% and 57% for the nine months ended September 30, 2017 and 2016, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $13.1 million for the nine months ended September 30, 2017 compared to $14.5 million for the nine months ended September 30, 2016, a decrease of $1.4 million or approximately 10%. Selling and administrative expenses as a percentage of total revenues were 29% for the nine months ended September 30, 2017 and 31% for the nine months ended September 30, 2016.

Selling and administrative expenses for the DDS segment were $8.2 million and $10.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, a decrease of $1.9 million or 19%. For the nine months ended September 30, 2016, the DDS segment incurred $1.5 million of legal, professional and other costs in connection with an internal investigation and for the nine months ended September 30, 2017, DDS selling and administrative expenses were reduced by the recovery of the approximately $0.3 million of accounts receivable from two clients. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues decreased to 24% for the nine months ended September 30, 2017 compared to 26% for the nine months ended September 30, 2016. The decline as a percentage of revenues was primarily caused by the decline in selling and administrative expenses.

Selling and administrative expenses for the IADS segment were $0.8 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 24% for the nine months ended September 30, 2017 compared to 32% for the nine months ended September 30, 2016. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the increase in IADS revenues and the decline in selling and administrative expenses.

Selling and administrative costs for the MIS segment were $4.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.7 million or 21%. The increase in selling and administrative costs was primarily on account of the acquisition of the Agility business in July 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues declined to 58% for the nine months ended September 30, 2017 from 63% for the nine months ended September 30, 2016.

Contingent Consideration

On September 30, 2016, we and the other parties involved in the acquisition of MediaMiser amended the terms on which one of our subsidiaries was required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments. The first instalment was paid on March 31, 2017 and the second instalment is payable on March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. common stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Income Taxes

We recorded a provision for income taxes of $0.8 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiary and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $3.0 million during the nine months ended September 30, 2017 compared to net loss of $4.5 million during the nine months ended September 30, 2016.

Net loss for the DDS segment was a net loss of $0.6 million for the nine months ended September 30, 2017, compared to a net loss of $1.8 million for the nine months ended September 30, 2016, net of intersegment profits. The change was due to the decline in revenues offset by a decline in direct operating costs and selling and administrative expenses that were mentioned above, and a charge to our operations referred to under “Contingent Consideration” for the nine months ended September 30, 2016.

Net loss for the IADS segment was $0.8 million for the nine months ended September 30, 2017 compared to net loss of $1.6 million for the nine months ended September 30, 2016, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

Net loss for the MIS segment was $1.6 million for the nine months ended September 30, 2017 compared to net loss of $1.1 million for the nine months ended September 30, 2016. The increased net loss is mainly due to the decline in revenues and an increase in direct operating costs and selling and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2017 was $1.0 million compared to $0.3 million for the nine months ended September 30, 2016, an increase of $0.7 million. Adjusted EBITDA for the DDS segment was $2.3 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $0.2 million or approximately 8%. Adjusted EBITDA was a loss of $0.7 million and a loss of $1.6 million for the IADS segment for the nine months ended September 30, 2017 and 2016, respectively. Adjusted EBITDA was a loss of $0.6 million for the MIS segment for each of the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$12,468	$14,172
Working capital	11,152	14,407

At September 30, 2017, we had cash and cash equivalents of $12.5 million, of which $9.2 million was held by our foreign subsidiaries, and the $3.3 million balance was held in the United States. If needed, amounts held by foreign subsidiaries could be repatriated to the United States to satisfy working capital needs of the U.S. entity, but under current law, they would be subject to United States federal income taxes. As of September 30, 2017, our intent is to permanently reinvest these funds outside the United States, except for $7.0 million in projected deemed dividends described below.

We have used, and plan to use, our cash and cash equivalents for (i) investments in IADS which are expected to be at the rate of $0.1-0.4 million per quarter in the immediate future; (ii) investments in MIS which are expected to be at the rate of $0.4-0.8 million per quarter in the immediate future; (iii) the expansion of our other operations; (iv) general corporate purposes, including working capital; and (v) possible business acquisitions. As of September 30, 2017, we had working capital of approximately $11.2 million, as compared to working capital of approximately $14.4 million as of December 31, 2016.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, acquisitions or otherwise could materially and adversely affect us. See the risk factor entitled “Our liquidity could be affected if our losses continue.” in our Report on Form 10K for the year ended December 31, 2016.

During the nine months ended September 30, 2017, our U.S. entity deferred $4.7 million in payments due to its Asian operating subsidiaries. The deferral in payments resulted in a deemed dividend that is taxable income to the U.S. entity and is set off against its net operating loss carryforwards. We project that during the balance of 2017 through 2018 our U.S. entity will not have sufficient cash to pay in full amounts that will be payable by it to its Asian operating subsidiaries and that the cash deficit will amount to approximately $7.0 million. The resulting deferral in payments would similarly result in a deemed dividend that would be taxable income to the U.S. entity and would be set off against its net operating loss carryforwards. We adjusted our deferred tax assets and the corresponding valuation allowance as of September 30, 2017 to reflect the projected deferral in payments.

Net Cash Provided By (Used In) Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2017 was $1.2 million, resulting from a net loss of $3.2 million and adjustments for non-cash items of $3.4 million and $1.0 million from working capital. Adjustments for non-cash items primarily consisted of $2.8 million for depreciation and amortization, stock option expense of $0.7 million and a reduction in tax provisions of $0.3 million. Working capital activities primarily consisted of a source of cash of $0.7 million due to an increase in accounts receivable and a $0.3 million increase in the other working capital accounts.

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

Our days’ sales outstanding (DSO) for the nine months ended September 30, 2017 was 59 days compared to 55 days for the year ended December 31, 2016. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2017 cash used in our investing activities was $2.9 million. These expenditures principally consisted of construction costs related to the relocation of our new corporate offices in the US and Canada and the purchase of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the IADS segment.

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

Net Cash Used in Financing Activities

For the nine months ended September 30, 2017, cash used in financing activities consisted of proceeds from equipment financing of $1.0 million and total payments of long-term obligations of $1.1 million. For the nine months ended September 30, 2016, cash used in financing activities was comprised of total payments of long term obligations of $0.6 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2017 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$955	$452	$503	$-	$-
Vendor obligations	751	406	345	-	-
Non cancellable operating leases	3,692	1,006	1,391	763	532
Total contractual cash obligations	$5,398	$1,864	$2,239	$763	$532

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant, adverse effect on our results of operations and financial position. For a discussion of our critical accounting policies see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within that period, beginning after December 15, 2017, and early adoption is permitted in the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We will adopt the new standard and related updates effective January 1, 2018, and intends to use the modified retrospective method of adoption. We have undertaken an initial impact analysis, which includes reviewing the terms and conditions of our Company’s existing customer contracts and applying the five discrete criteria required for recognizing revenues as set forth in ASU 2014-09. Based upon its preliminary analysis undertaken through September 30, 2017, we currently do not expect the new revenue recognition guidance to have a material impact on our consolidated condensed financial statements, and expects to conclude such analysis by December 31, 2017. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of our overall assessment of the new guidance, impact our current conclusions.

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

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance will be effective for us for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not anticipate that adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for us for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our equipment sales leaseback financing and capital lease transactions carry a fixed interest rate. Thus, as of September 30, 2017 we are not exposed to any market risk due to interest rate fluctuations.

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

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $20.0 million as of September 30, 2017. The total unrealized loss on the outstanding hedges was $0.2 million as of September 30, 2017.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to hedged currencies would decrease the forward contracts’ fair value by approximately $1.8 million as of September 30, 2017. Similarly, a 10% depreciation in the U.S. dollar’s value relative to hedged currencies would increase the forward contracts’ fair value by approximately $2.2 million. Any increase or decrease in the fair value of our currency exchange-rate-sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the aforementioned forward contracts, we have not engaged in any hedging activities nor have we entered into off-balance-sheet transactions or arrangements. In addition, as of September 30, 2017, our foreign locations held cash and cash equivalents totaling approximately $9.2 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

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

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure under “Legal Proceedings” in Part II, Item 1. in our Form 10-Q for the quarterly period ended June 30, 2017.

Item 1A. Risk Factors

The information in the next paragraph is in addition to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our common stock may become subject to delisting from The Nasdaq Stock Market. Nasdaq may under Nasdaq Listing Rule 5810 delist the Company’s common stock if the closing bid price for its common stock is less than $1.00 per share for 30 consecutive business days and the Company does not thereafter cure all listing deficiencies during Nasdaq-designated compliance periods.

The information in the following paragraphs replaces the disclosure under “We are the subject of continuing litigation, including litigation by certain of our former employees” in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than the disclosures in this Item 1A. there were no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

In 2008, the Supreme Court of the Republic of the Philippines refused to review a decision of the Court of Appeals in Manila against a Philippines subsidiary of the Company that is inactive and has no material assets, and purportedly also against Innodata Inc., that orders the reinstatement of certain former employees of the subsidiary to their former positions and also orders the payment of back wages and benefits that aggregate approximately $7.0 million. The payment ordered by the Philippine courts accrued legal interest at the rate of 12% per annum from August 13, 2008 to September 30, 2013, and has thereafter accrued and continues to accrue legal interest at the rate of 6% per annum. The amount of the payment as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. Based on consultation with legal counsel, the Company believes that financial recovery against the Company is unlikely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2017.

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

INNODATA INC.

Date:	November 9, 2017	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 9, 2017	/s/ O’Neil Nalavadi
O’Neil Nalavadi
Senior Vice President
Chief Financial Officer
and Principal Accounting Officer

