Form 10-K
period 2017-12-31
INNODATA INC
filed 2018-03-22
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2017) was $43,073,987.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of March 9, 2018 was 25,877,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC

Form 10-K

For the Year Ended December 31, 2017

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

Information Product Development

We help our clients develop high-value information products. Our clients include four of the ten largest information industry companies in the world, spanning financial, legal, healthcare and scientific information. Information and publishing is a $1.6 trillion industry consisting of more than 7,000 publishers, information providers and software service firms worldwide. Many of our clients specialize in the scientific, technical and medical (STM) area (estimated revenues of $137.4 billion) and the legal and regulatory (L&R) area (estimated revenues of $22.7 billion)1.

1 Outsell Inc. (October 4, 2017). “Information Industry Outlook 2018 – All Data, Nothing But Data.”

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

For example, a leading legal publisher sought to develop a new digital product that would provide lawyers and compliance officers a workflow tool for rule checking, rapid research and fact checking. The new digital tool needed to be accessible via laptops, smart phones and tablet devices. Moreover, it needed to be updated daily to maintain pace with rapid regulatory developments (it was destined to replace a printed loose-leaf series that was updated only monthly). Our technology architects, developers and content analysts designed and implemented the new digital tool within budget and on schedule. Using the new digital tool, lawyers and compliance officers can now confidently react faster to their clients’ increased regulatory burdens with up-to-date information.

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

IADS operates through two subsidiaries: Synodex and docGenix. As of December 31, 2017, we owned 91% of Synodex and 94% of docGenix.

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

At the end of 2017, Synodex had 11 clients, including RGA Reinsurance Company, the principal operating subsidiary of Reinsurance Group of America, Incorporated (NYSE: RGA), one of the top 10 largest providers of life reinsurance in the world according to A.M. Best, and John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. Synodex is engaged in business discussions with other reinsurance companies and insurance carriers that have expressed interest in utilizing its services.

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

Media Intelligence Solutions (MIS) Segment

Our MIS segment operates through our Agility PR Solutions and Bulldog Reporter subsidiaries. In December 2016, we rebranded the MediaMiser and Agility PR Solutions products under the name Agility PR Solutions.

Agility Illuminate (formerly known as Agility Enterprise) provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Enterprise enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources.

Agility Illuminates’s proprietary technology platform monitors, aggregates, analyzes and distributes summaries of coverage from more than 200,000 content sources including traditional and digital media. The platform includes a powerful sentiment analysis engine that identifies whether opinions expressed in a particular document are positive, negative or neutral.

Increasingly, organizations seek to quantify the impact of public relations (PR) and communications activities and to understand what is being said about them across traditional and digital media. Social media has also dramatically changed how organizations manage and respond to crisis. Organizations need to respond quickly to negative customer feedback or coverage and track ongoing conversations in order to protect their brand and reputation. Agility Illuminate, with its powerful analytics and human augmented analysis and reporting, is designed to fit these needs.

Agility Connect is a global media contact database and email distribution platform, and Agility Capture provides additional self-service media monitoring and analytics capabilities. We acquired these two Agility products from PR Newswire in July 2016. Together with Agility Illuminate, these products enable Agility to offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

Bulldog Reporter is a news aggregation service for the PR and corporate communications professionals. Bulldog Reporter publishes a well-known daily e-newsletter, the Daily Dog. In addition, it offers a paid subscription service focused specifically on the health industry, a daily e-newsletter—Inside Health Media—that provides a health-related media list and media intelligence services by leveraging the data from Agility platform. Bulldog Reporter also manages a PR industry awards program—the Bulldog Awards—which recognizes PR and communications professionals in categories including corporate social responsibility, media relations, digital and social marketing, not-for-profit activity and overall outstanding PR performance.

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

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Innodata is certified to the EU-U.S. Privacy Shield framework, which certification includes Synodex, docGenix, Agility PR Solutions and Bulldog Reporter as covered entities. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Clients

Two clients in our DDS segment each generated more than 10% of our total revenues in the 2017 and 2016 fiscal years. In 2017, revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $11.5 million or 19% of total revenues, and revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $6.7 million, or 11% of total revenues. No other client generated more than 10% of our total revenues in 2017. These two clients together generated approximately 31% of our total revenues in each of the fiscal years ended December 31, 2017 and 2016. Revenues from clients located in foreign countries (principally in Europe) accounted for 51% of our total revenues for the year ended December 31, 2017 and 49% of our total revenues for the year ended December 31, 2016.

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

Our contractual arrangements with the RE Clients during 2017 consisted of three master services agreements (“MSAs”) and separately agreed to statements of work (“SOWs”) for specific services. Two of the MSAs have indefinite terms and the third MSA has a term that ends on October 31, 2019. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate certain individual SOWs on notice periods of up to 90 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate two of the MSAs on notice periods of 180 days, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2017 consisted of four MSAs and separately agreed to SOWs for specific services. Two MSAs have indefinite terms, one MSA continues in effect until the completion of all services performed under the MSA, and the fourth MSA has a term that ends on the later of March 2, 2019 or the expiration date of all SOWs issued under the MSA. WK Clients may terminate certain MSAs on notice periods of 30 days, and they may terminate certain individual SOWs on notice periods ranging from 10 days to six months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate certain of the MSAs on notice periods of 30 days, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

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

Sales and Marketing

For our DDS and IADS segments we market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily from various locations in the U.S., and for our MIS segment we market and sell our services primarily from our offices in Canada and the United Kingdom and through our personnel in the U.S. Our corporate headquarters is located at Ridgefield Park, New Jersey, just outside New York City. During 2017, we had four executive-level business development and marketing professionals and approximately 45 sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Research and Development

We incurred $0.5 million and $0.1 million in research and development costs in our DDS segment for the years ended December 31, 2017 and 2016, respectively. We did not incur any research and development costs for our IADS segment in either of the years ended December 31, 2017 and 2016. Our MIS segment incurred research and development costs of $0.6 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

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

Employees

As of December 31, 2017, we employed approximately 144 persons in the United States, Canada and United Kingdom, and over 3,800 persons in ten global delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel. As of December 31, 2017, approximately 234 of our employees were dedicated to the IADS segment, and approximately 236 of our employees were dedicated to the MIS segment. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients in our DDS segment generated approximately 31% of our total revenues in each of the fiscal years ended December 31, 2017 and 2016, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2017 and 2016, revenues from non-US clients accounted for 51% and 49%, respectively, of our revenues. We may lose any of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

In addition, the volume of work performed for our major clients may vary from year to year, and services they require from us may change from year to year. They may also request that we modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major clients varies, if the services they require from us change, or if they require price concessions, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. If certain key terms of our agreements with our major clients are modified, our revenues and results of operations may be adversely affected. Our services are typically subject to client requirements, and in many cases are terminable upon 30 to 90 days’ notice.

Our liquidity could be affected if our losses continue.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company. See “Management Discussion and Analysis – Liquidity and Capital Resources” for information on (i) our cash and cash equivalents that declined to $11.4 million at December 31, 2017 from $14.2 million at December 31, 2016, (ii) the portion of our cash and cash equivalents that at December 31, 2017 was held by our foreign subsidiaries and that can be repatriated to the United States and is subject to applicable withholding taxes in the foreign jurisdictions where we operate, (iii) the cash used in our operating activities as a result of our net loss in 2017, (iv) the cash used in 2017 in our investing activities for the acquisition and integration of Agility and capital expenditures and (v) our current plans for the use of our cash and cash equivalents.

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

Our MIS segment derives its revenues primarily from subscription arrangements. Our clients may choose not to renew subscription agreements when they expire or may renew them at lower prices or for a significantly narrower scope of work. If large numbers of existing subscription clients do not renew these agreements or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our revenues and results of operations will be adversely affected.

The Synodex and docGenix subsidiaries in our IADS segment have incurred significant losses since their inception in 2011.

We have invested significant amounts in the Synodex and docGenix subsidiaries of our IADS segment. Our cumulative investment net of revenues in these subsidiaries as of December 31, 2017 was $33.6 million, consisting of $26.6 million in operating expenses and $7.0 million in capital expenditures. In the third quarter of 2013 we wrote off all the fixed assets of IADS, and we have expensed all investments in IADS since that date. During 2017, these subsidiaries generated approximately $4.8 million in revenues and incurred a net loss of $0.6 million net of inter-segment profits. Our operations and financial condition will be adversely affected if IADS fails to generate meaningful revenues and margins.

New acquisitions, joint ventures or strategic investments or partnerships could harm our operating results.

In July 2016, we acquired the Agility business from PR Newswire, comprised of what we now refer to as the Agility Connect and Agility Capture products, pursuant to an asset purchase agreement. Agility is a global media contact database and email distribution platform and Agility Plus provides additional self-service media monitoring and analytics capabilities. In July 2014, we acquired MediaMiser Ltd., a Canada-based provider of automated, real-time traditional and social media monitoring services, and in December 2014, we acquired intellectual property and related assets of Bulldog Reporter from Sirius Information, Inc.

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

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2017, 51% or $5.2 million, of our accounts receivable was due from three clients. See “Liquidity and Capital Resources.”

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $3,000 in the first quarter of 2016 to a loss of approximately $2.8 million in the third quarter of 2016.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City, and our Media Intelligence Solutions business is headquartered in Ottawa, Canada and has an additional location in London, United Kingdom. We have ten delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel. Our employees are geographically dispersed as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts our ability to execute our business plans may be adversely affected.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, United Kingdom, Canada and Germany, while our headquarters are in the United States, and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate tax authorities may exercise significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

•	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;

•	local competition, particularly in the Philippines, India and Sri Lanka;

•	imposition of public sector controls;

•	trade and tariff restrictions;

•	price or exchange controls;

•	currency control regulations;

•	foreign tax consequences;

•	data privacy laws and regulation;

•	labor disputes and related litigation and liability;

•	intellectual property laws and enforcement practices;

•	limitations on repatriation of earnings; and

•	changing laws and regulations, occasionally with retroactive effect.

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

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada, United Kingdom and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. Thus, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

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

In 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in our service tax filings. In the event the Service Tax Bureau is successful in proving that our services fall under the category of OID Services, the revenue earned by our Indian subsidiary would be subject to a service tax of approximately 14.5% and this would increase our operating costs. The revenues of our Indian subsidiary in 2017 were $15.6 million. We disagree with the Service Tax Bureau’s position and contest these assertions vigorously.

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

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. One such provision relates to a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge. A significant portion of our operations are conducted outside the United States. Despite the access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $24.8 million at December 31, 2017. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of withholding taxes associated with such remittances.

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

In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017 a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court.

We are also subject to various other legal proceedings and claims which arise in the ordinary course of business.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial position or overall trends in our consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above- referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on our consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future. See “Legal Proceedings.”

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

Our services are primarily performed from our Ridgefield, New Jersey headquarters and ten overseas delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, United Kingdom and Israel, all of which are leased. The square footage of all our leased properties totals approximately 293,000.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3.	Legal Proceedings.

In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017 a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

We are also subject to various other legal proceedings and claims which arise in the ordinary course of business.  While we believe that we have adequate reserves for those losses we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial position or overall trends in our consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above- referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 9, 2018, there were 74 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 2,847.

The following table sets forth the high and low sales prices on a quarterly basis for the Company's Common Stock, as reported on Nasdaq, for the two years ended December 31, 2017.

	Common Stock
	Sale Prices

2016	High	Low

First Quarter	$2.83	$2.21

Second Quarter	2.50	2.16

Third Quarter	2.80	2.15

Fourth Quarter	2.59	1.90

2017	High	Low

First Quarter	$2.45	$1.90

Second Quarter	2.25	1.35

Third Quarter	1.85	1.30

Fourth Quarter	1.50	0.88

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2017:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,241,799	$2.82	6,143,206

not approved by security holders Equity compensation plans	-	-	-

Total	4,241,799	$2.82	6,143,206

(1) 2013 Stock Plan, approved by the stockholders, see Note 10 to Consolidated Financial Statements, contained elsewhere herein.

Purchase of Equity Securities

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

We did not repurchase any shares of our common stock during 2017. As of December 31, 2017, we had repurchased approximately 137,000 shares of our common stock under this authorization, for a total cost of approximately $0.3 million.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2017.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table sets forth, for the period indicated, certain financial data expressed for the two years ended December 31, 2017:

	(Dollars in millions)

	Years Ended December 31,
	2017	% of revenue	2016	% of revenue

Revenues	$60.9	100.0%	$63.1	100.0%
Direct operating costs	45.8	75.2%	47.2	74.8%
Selling and administrative expenses	20.2	33.2%	19.5	30.9%
Change in fair value of contingent consideration	-	0.0%	1.1	1.7%
Loss from operations	(5.1)	-8.4%	(4.7)	-7.4%
Other income	-		-
Loss before provision for
income taxes	(5.1)		(4.7)
Provision for income taxes	0.3		1.2
Net loss	(5.4)		(5.9)
Loss attributable to non-controlling interest	0.3		0.4

Net loss attributable to Innodata Inc. and Subsidiaries	$(5.1)		$(5.5)

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

In our IADS segment, we recognize revenues primarily based on the quantity delivered, and the period in which services are performed and deliverables are made as per contracts. A portion of our IADS segment revenue is derived from licensing our software and providing access to our hosted software platform. Revenue from such services are recognized monthly when access to the service is provided to the end user and there are no significant remaining obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income.

The following table shows reconciliation from net loss to Adjusted EBITDA for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(5,055)	$(5,524)
Depreciation and amortization	3,674	3,195
Stock-based compensation	695	1,162
Provision for income taxes	285	1,126
Change in fair value of contingent consideration	-	1,038
Interest expense (income), net	(23)	63
Non-controlling interests	(304)	(387)
Adjusted EBITDA	$(728)	$673

DDS Segment

	Years Ended December 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to DDS Segment	$(1,740)	$(2,570)
Depreciation and amortization	2,258	2,309
Stock-based compensation	689	1,172
Provision for income taxes	326	1,181
Change in fair value of contingent consideration	-	1,038
Interest expense (income), net	(34)	63
Non-controlling interests	(304)	(387)
Adjusted EBITDA - DDS Segment	$1,195	$2,806

IADS Segment

	Years Ended December 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to IADS Segment	$(597)	$(1,778)
Stock-based compensation	2	(10)
Adjusted EBITDA - IADS Segment	$(595)	$(1,788)

MIS Segment

	Years Ended December 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to MIS Segment	$(2,718)	$(1,176)
Depreciation and amortization	1,416	886
Stock-based compensation	4	-
Benefits from income taxes	(41)	(55)
Interest expense, net	11	-
Adjusted EBITDA - MIS Segment	$(1,328)	$(345)

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

Total revenues were $60.9 million for the year ended December 31, 2017, a 3% decrease from $63.1 million for the year ended December 31, 2016.

Revenues from the DDS segment were $46.7 million and $50.7 million for the years ended December 31, 2017 and 2016, respectively, a decline of $4 million or approximately 8%. The decline was primarily on account of reduced volume from a key e-book client amounting to $3.3 million and lower volume from other clients. The decline was partially offset by an increase in revenue for one new client for whom services began in the fourth quarter of 2016.

Revenues from the IADS segment were $4.8 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively, an increase of $0.5 million or approximately 12%. The increase primarily reflects additional volume from Synodex clients.

Revenues from the MIS segment were $9.4 million and $8.1 million for the year ended December 31, 2017 and 2016, respectively, an increase of $1.3 million or approximately 16%. The increase is attributable to the acquisition of the Agility business in July 2016.

Two clients in our DDS segment generated approximately 30% and 31% of our total revenues in the fiscal years ended December 31, 2017 and 2016, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2017 and 2016, revenues from non-US clients accounted for 51% and 49%, respectively, of our revenues.

Direct Operating Costs

Direct operating costs were approximately $45.8 million and $47.2 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $1.4 million or approximately 3%.

Direct operating costs for the DDS segment were $35.4 million and $37.9 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $2.5 million or approximately 7%. The decline in direct operating costs is due to a decline in revenues. It also reflects cost rationalization. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 76% for the year ended December 31, 2017 compared to 75% for the year ended December 31, 2016. The increase primarily reflects a decline in DDS segment direct operating costs relative to the decline in revenues.

Direct operating costs for the IADS segment were approximately $4.3 million and $4.9 million for the respective periods, net of intersegment profits, a decrease of $0.6 million or 12%. The decline in direct operating costs reflects a lower headcount due to production efficiencies. Direct operating costs for the IADS segment as a percentage of IADS segment revenues were 90% and 113% for the years ended December 31, 2017 and 2016, respectively.

Direct operating costs for the MIS segment were approximately $6.1 million and $4.4 million, net of intersegment profit, for the years ended December 31, 2017 and 2016, respectively, an increase of $1.7 million, or 39%. The increase in direct operating costs was primarily on account of the acquisition of the Agility business in July 2016. Direct operating costs for the MIS segment as a percentage of MIS segment revenues were 65% and 55% for the years ended December 31, 2017 and 2016, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $20.2 million for the year ended December 31, 2017 compared to $19.5 million for the year ended December 31, 2016, an increase of $0.7 million or approximately 4%. Selling and administrative expenses as a percentage of total revenues were 33% and 31% for the years ended December 31, 2017 and 2016, respectively.

Selling and administrative expenses for the DDS segment were $13.2 million and $13.5 million in these respective periods, a decrease of $0.3 million or 2%. In 2016, the DDS segment incurred $1.5 million of legal, professional and other costs in connection with an internal investigation. In 2017, selling and administrative expenses included an accrual of $1.4 million primarily in connection with legal proceedings, offset in part by the recovery of approximately $0.2 million of accounts receivable from two clients. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues increased to 28% for the year ended December 31, 2017 from 26% for the year ended December 31, 2016. This increase primarily reflects the decline in selling and administrative expenses relative to the decline in revenues.

Selling and administrative expenses for the IADS segment for the respective periods were $1.0 million and $1.2 million, net of intersegment profits, a decline of $0.2 million or 17%. The decrease in selling and administrative expenses is on account of cost optimization. Selling and administrative expenses for the IADS segment as a percentage of IADS segment revenues decreased to 21% for the year ended December 31, 2017 compared to 28% for the year ended December 31, 2016. The decrease in selling and administrative expenses as a percentage of IADS segment revenues was principally attributable to the increase in IADS revenues and the decline in selling and administrative expenses.

Selling and administrative costs for the MIS segment were $6.0 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively. The increase primarily reflects the acquisition of the Agility business in July 2016. Selling and administrative expenses for the MIS segment as a percentage of MIS segment revenues increased to 64% for the year ended December 31, 2017 from 60% for the year ended December 31, 2017.

Contingent Consideration

On September 30, 2016, we and the other parties involved in the acquisition of MediaMiser amended the terms on which one of our subsidiaries was required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments. The first installment was paid 30% in cash and 70% in shares of Innodata Inc. common stock on March 31, 2017. The second instalment is payable on March 31, 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. We have the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. common stock. We recorded a $1.0 million charge in our statement of operations for the third quarter of 2016 to reflect the amendment.

Taxes

We recorded a provision for income taxes of approximately $0.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act, which was enacted on December 22, 2017 (Enactment Date). The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits; and

•	The introduction of a quasi-territorial tax system for tax years beginning after December 31, 2017 by providing a dividend received deduction under the participation exemption system.

Pursuant to the 2017 Tax Act, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of E&P amounting to $6.4 million. No toll tax liability was recorded due to the available net operating loss carryforwards This resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance of $2.2 million; and

•	A reduction of deferred tax assets and a corresponding reduction of the valuation allowance of $4.8 million, primarily for the remeasurement of our deferred tax assets at the enacted tax rate of 21%. An income tax benefit of $0.1 million, primarily for the remeasurement of our deferred tax liabilities at the enacted tax rate of 21%.

We continue to evaluate the GILTI provisions of the 2017 Tax Act and its impact, if any, on the consolidated financial statements as of December 31, 2017.

One of the several provisions of the 2017 Tax Act was a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge. A significant portion of our operations are conducted outside the United States. The toll charge amounted to $6.4 million. The charge was offset by the available net operating loss carryforwards. Despite the access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $24.8 million at December 31, 2017. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of withholding taxes associated with such remittances.

In 2017, the U.S. entity deferred $5.2 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was offset against the net operating loss carryforwards of the U.S. entity.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiaries. Our Canadian subsidiaries also have research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, our Indian subsidiary received a tax assessment approximating $356,000 including interest, through December 31, 2017 for the fiscal year ended March 31, 2006. We disagree with the basis of this tax assessment, have filed an appeal against the assessment and are contesting it vigorously. In January 2012, our Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. We disagree with the basis of this tax assessment and have filed an appeal against it. Due to this assessment, we recorded a tax provision amounting to $371,000 including interest through December 31, 2017. In April 2015, we received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, we believe that the tax provision of $371,000 including interest is adequate.

In 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by our Indian subsidiary would be subject to a service tax of approximately 14.5% of the subsidiary’s revenues and this would increase our operating costs by an equivalent amount. The revenues of our Indian subsidiary for the year ended December 31, 2017 were $15.6 million. We disagree with the Service Tax Bureau’s position and are vigorously contesting these assertions.

From time to time we are subject to various other tax proceedings and claims for our Philippines subsidiaries. We have recorded a tax provision amounting to $184,000 including interest through December 31, 2017, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, we continue to contest these claims vigorously.

Net Loss

We incurred a net loss of $5.1 million during the year ended December 31, 2017 compared to a net loss of $5.5 million during the year ended December 31, 2016.

Net loss for the DDS segment was $1.7 million for the year ended December 31, 2017, compared to a net loss of $2.6 million for the year ended December 31, 2016, net of intersegment profits. The decline in net loss is primarily due to the decline in direct operating costs and selling and administrative expenses offset in part by the decline in revenues. In 2016, we had a charge to our operations referred to under “Contingent Consideration.”

Net loss for the IADS segment was $0.6 million for the year ended December 31, 2017 compared to a net loss of $1.7 million for the year ended December 31, 2016, net of intersegment profits. The decline in net loss is primarily due to the increase in revenues and the decline in direct operating costs and selling and administrative expenses.

Net loss for the MIS segment was $1.4 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The increased net loss is mainly due to the increase in direct operating costs and selling and administrative expenses partially offset by an increase in revenues.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2017 was a loss of $0.7 million compared to income of $0.7 million for the year ended December 31, 2016, a decline of $1.4 million. Adjusted EBITDA for the DDS segment was $1.2 million and $2.8 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $1.6 million or approximately 57%. Adjusted EBITDA for the IADS segment was a loss of $0.6 million and a loss of $1.8 million for the years ended December 31, 2017 and 2016, respectively. Adjusted EBITDA for the MIS segment was a loss of $1.3 million compared to a loss of $0.3 million for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2017	2016
Cash and cash equivalents	$11,407	$14,172
Working capital	9,729	14,407

At December 31, 2017, we had cash and cash equivalents of $11.4 million, of which $5.7 million was held by our foreign subsidiaries, and$5.7 million was held in the United States. Despite the passage of the new tax law under which the Company may repatriate funds from overseas after paying toll charge, it is our intent as of December 31, 2017, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the MIS Segment; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of December 31, 2017, we had working capital of approximately $9.7 million, as compared to working capital of approximately $14.4 million as of December 31, 2016.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Net Cash Provided by (Used in) Operating Activities

Cash provided by our operating activities for the year ended December 31, 2017 was $0.7 million, resulting from a net loss of $5.4 million and adjustments for non-cash items of $4.2 million and uses of working capital of $1.9 million. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, and stock-based compensation expense of $0.7 million.

Cash used in our operating activities for the year ended December 31, 2016 was $2.7 million, resulting from a net loss of $5.9 million and adjustments for non-cash items of $5.5 million and uses of working capital of $2.3 million. Adjustments for non-cash items primarily consisted of $3.2 million for depreciation and amortization, a change in fair value of contingent consideration of $1.0 million and stock-based compensation expense of $1.2 million.

At December 31, 2017, our days’ sales outstanding were 61 days as compared to 55 days as of December 31, 2016. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the year ended December 31, 2017, cash used in our investing activities was $3.4 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, renovations costs in connection with the relocation of our New Jersey and Canada headquarters, and expenditures for internally developed software. Capital expenditures of $3.4 million consisted of $1.8 million for the DDS segment and $1.6 million for the MIS segment.

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

For the year 2018, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 to $2.0 million, a portion of which we may finance.

Net Cash Provided Used in Financing Activities

Payment of long-term obligations approximated $1.1 million and $0.7 million for 2017 and 2016, respectively. Cash from financing activities represents the net proceeds from a capital lease transaction we entered into during 2017 amounting to $0.8 million. There were no stock option exercises during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, we repurchased 57,000 shares of our common stock for approximately $0.1 million.

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. Thus, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

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

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at December 31, 2017, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease	$829	$436	$393	$-	$-
Vendor obligations	751	395	356	-	-
Non cancellable operating leases	3,255	687	964	720	884
Total contractual cash obligations	$4,835	$1,518	$1,713	$720	$884

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

Foreign Currency Translation

The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2017 and 2016 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $466,000 and $486,000 for the years ended December 31, 2017 and 2016, respectively.

The functional currency for our subsidiaries in Germany, United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was ($687,000) and $1,393,000 for the years ended December 31, 2017 and 2016, respectively.

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

Long-lived Assets

We assess the recoverability of long-lived assets, which consist primarily of fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) a significant decline in our stock price for a sustained period; and (iv) a change in our market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, initially using a projected undiscounted cash flow method.  We make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in our tax provision in the period of change. As of December 31, 2017, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of withholding taxes associated with such remittances.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As of December 31, 2017, we continue to maintain a valuation allowance on all U.S. deferred tax assets.

As of December 31, 2017, our Canadian subsidiaries have available net operating loss carryforwards and research and development expenditures available to reduce taxable income of future years. The potential benefits from balances have not been recognized for financial statement purposes.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “Income Tax Expense” in our consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of net assets acquired. We test our goodwill on an annual basis using a two-step fair value-based test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, we will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

In the annual impairment test conducted by us as of September 30, 2017 and 2016, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

Accounting for Stock-Based Compensation

We are authorized to grant stock options to officers, directors, employees and others who render services to us under the 2013 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $0.7 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. We will adopt the new standard and related updates effective January 1, 2018 using the modified retrospective method of adoption. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We have finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and internal controls over financial reporting.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted. We are in the process of evaluating the effect the guidance will have on our existing accounting policies and consolidated financial statements but expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  We adopted this standard in 2017 and there was no material impact on our consolidated financial statements.

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our equipment sales leaseback financing and capital lease transactions carry a fixed interest rate. Thus, as of December 31, 2017 we are not exposed to any market risk due to interest rate fluctuations.

Foreign currency risk

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues are denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, are incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. Thus, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

To mitigate the exposure of fluctuating future cash flows due to changes in foreign exchange rates, we entered into foreign currency forward contracts in 2017. These foreign currency forward contracts were entered into with a maximum term of twelve months and have an aggregate notional amount of approximately $15.9 million as of December 31, 2017. The total unrealized gain on the outstanding hedges were $0.3 million as of December 31, 2017.

The impact of foreign currency fluctuations will continue to present economic challenges to us and could negatively impact our overall results of operations. A 10% appreciation in the U.S. dollar’s value relating to the hedged currencies would decrease the forward contracts’ fair value by approximately $1.4 million as of December 31, 2017. Similarly, a 10% depreciation in the U.S. dollar’s value relative to the hedged currencies would increase the forward contracts’ fair value by approximately $1.8 million as of December 31, 2017. Any increase or decrease in the fair value of our currency exchange rate sensitive forward contracts, if utilized, would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying cash flows.

We may continue to enter into these, or other such instruments, in the future to reduce foreign currency exposure to appreciation or depreciation in the value of these foreign currencies.

Other than the forward contracts mentioned above, we have not in 2017 engaged in any hedging activities or entered into off-balance-sheet transactions or arrangements. As of December 31, 2017, our foreign subsidiaries held cash and cash equivalents totaling approximately $5.7 million. These assets are exposed to foreign exchange risk arising from changes in foreign exchange rates. At present, we do not enter into any hedging instruments to mitigate foreign exchange risk on such assets; however, we may do so in the future.

Item 8.	Financial Statements and Supplementary Data.

See Financial Statement Index, Financial Statements and Supplementary Data commencing on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.

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
March 22, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 22, 2018
Jack Abuhoff	Chief Executive Officer and President

/s/ Raj Jain	Vice President and Principal Accounting Officer	March 22, 2018
Raj Jain

/s/ Haig S. Bagerdjian	Director	March 22, 2018
Haig S. Bagerdjian

/s/ Louise C. Forlenza	Director	March 22, 2018
Louise C. Forlenza

/s/ Stewart R. Massey	Director	March 22, 2018
Stewart R. Massey

/s/ Michael J. Opat	Director	March 22, 2018
Michael J. Opat

/s/ Anthea C. Stratigos	Director	March 22, 2018
Anthea C. Stratigos

/s/ Andargachew S. Zelleke	Director	March 22, 2018
Andargachew S. Zelleke

Item 8.	Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innodata, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and its results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Roseland, New Jersey

March 22, 2018

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(in thousands, except share and per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,407	$14,172
Accounts receivable, net	10,291	9,952
Prepaid expenses and other current assets	3,630	3,124
Total current assets	25,328	27,248
Property and equipment, net	7,189	5,397
Other assets	3,159	2,377
Deferred income taxes	1,757	1,641
Intangibles, net	7,606	8,191
Goodwill	2,832	2,734
Total assets	$47,871	$47,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,258	$1,018
Accrued expenses	5,571	4,333
Accrued salaries, wages and related benefits	5,539	5,040
Income and other taxes	1,098	1,330
Current portion of long-term obligations	2,133	1,120
Total current liabilities	15,599	12,841
Deferred income taxes	614	680
Long-term obligations, net of current portion	4,477	3,917

Non-controlling interests	(3,938)	(3,634)
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at December 31, 2017 and 27,305,000 shares issued and 25,624,000 outstanding at December 31, 2016	275	273
Additional paid-in capital	27,275	26,057
Retained earnings	7,345	12,400
Accumulated other comprehensive income (loss)	846	(324)
	35,741	38,406
Less: treasury stock, 1,681,000 shares at December 31, 2017 and December 31, 2016, at cost	(4,622)	(4,622)
Total stockholders’ equity	31,119	33,784
Total liabilities and stockholders’ equity	$47,871	$47,588

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands, except per share amounts)

	2017	2016

Revenues	$60,929	$63,074
Operating costs and expenses:
Direct operating costs	45,826	47,219
Selling and administrative expenses	20,200	19,539
Change in fair value of contingent consideration	-	1,038
	66,026	67,796

Loss from operations	(5,097)	(4,722)

Interest expense (income), net	(23)	63

Loss before provision for income taxes	(5,074)	(4,785)

Provision for income taxes	285	1,126

Net loss	(5,359)	(5,911)

Loss attributable to non-controlling interests	304	387

Net loss attributable to Innodata Inc. and Subsidiaries	$(5,055)	$(5,524)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.20)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	25,816	25,542

Comprehensive income (loss):
Net loss	$(5,359)	$(5,911)
Pension liability adjustment, net of taxes	(196)	(136)
Change in fair value of derivatives, net of taxes	660	(153)
Foreign currency translation adjustment	706	49
Other comprehensive income (loss)	1,170	(240)
Total comprehensive loss	(4,189)	(6,151)
Comprehensive loss attributed to non-controlling interest	304	387
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(3,885)	$(5,764)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2016	25,445	$270	$24,590	$17,924	$(84)	$(4,488)	$38,212
Net loss	-	-	-	(5,524)	-	-	(5,524)
Stock-based compensation	-	-	1,162	-	-	-	1,162
Issuance of common stock in connection with MediaMiser acquisition	236	3	566	-	-	-	569
Acquisition of non-controlling interest	-	-	(261)	-	-	-	(261)
Pension liability adjustments, net of taxes	-	-	-	-	(136)	-	(136)
Foreign currency translation adjustment	-	-	-	-	49	-	49
Change in fair value of derivatives, net of taxes	-	-	-	-	(153)	-	(153)
Purchase of treasury stock	(57)	-	-	-	-	(134)	(134)
December 31, 2016	25,624	273	26,057	12,400	(324)	(4,622)	33,784

Net loss	-	-	-	(5,055)	-	-	(5,055)
Stock-based compensation	-	-	695	-	-	-	695
Issuance of common stock in connection with MediaMiser acquisition	254	2	523	-	-	-	525
Pension liability adjustments, net of taxes	-	-	-	-	(196)	-	(196)
Foreign currency translation adjustment	-	-	-	-	706	-	706
Change in fair value of derivatives, net of taxes	-	-	-	-	660	-	660
December 31, 2017	25,878	$275	$27,275	$7,345	$846	$(4,622)	$31,119

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands)

	2017	2016

Cash flow from operating activities:
Net loss	$(5,359)	$(5,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,674	3,195
Provision for doubtful accounts	(139)	136
Stock-based compensation	695	1,162
Deferred income taxes	(255)	(159)
Pension cost	245	103
Change in fair value of contingent consideration	-	1,038
Changes in operating assets and liabilities:
Accounts receivable	(40)	17
Prepaid expenses and other current assets	284	(133)
Other assets	(188)	(395)
Accounts payable and accrued expenses	1,595	(1,749)
Accrued salaries, wages and related benefits	484	84
Income and other taxes	(258)	(123)
Net cash provided by (used in) operating activities	738	(2,735)

Cash flow from investing activities:
Capital expenditures	(3,410)	(2,740)
Acquisition of business	-	(4,228)
Net cash used in investing activities	(3,410)	(6,968)

Cash flow from financing activities:
Proceeds from equipment financing	793	-
Payment of long-term obligations	(1,077)	(703)
Purchase of treasury stock	-	(134)
Net cash used in financing activities	(284)	(837)

Effect of exchange rate changes on cash and cash equivalents	191	(196)

Net decrease in cash and cash equivalents	(2,765)	(10,736)

Cash and cash equivalents, beginning of year	14,172	24,908

Cash and cash equivalents, end of year	$11,407	$14,172

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,090	$1,306
Vendor financed software licenses acquired	$1,213	$-
Common stock issued for MediaMiser acquistion	$525	$569

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

The Company’s IADS segment designs and develops new capabilities to enable clients in the financial services, insurance and healthcare sectors to improve decision-support through digital technologies. IADS operates through two subsidiaries. Synodex offers a range of services for healthcare and insurance companies, and docGenix provides services to financial services institutions. As of December 31, 2017, Innodata owned 91% of Synodex and 94% of docGenix, both limited liability companies.

The Company’s MIS segment operates through our Agility PR Solutions and Bulldog Reporter subsidiaries.

Agility PR Solutions offers full and self-service solutions, consisting of Agility Illuminate, Agility Connect and Agility Capture, that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact. Agility PR Solutions, through its Agility Illuminate product, provides media monitoring and analysis solutions and professional services to several Fortune 500 companies and Canadian government institutions, as well as small- and medium-sized businesses. Agility Illuminate enables companies to reduce the time and effort required to extract, analyze and share valuable business intelligence from traditional and online media sources. Agility Connect is a global media contact database and email distribution platform and Agility Capture provides additional self-service media monitoring and analytics capabilities. The solution is offered as software-as-a-service (SaaS).

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

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly-owned subsidiaries, Agility PR Solutions, a corporation in which the Company owns substantially all of the economic interest, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates - In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of the net assets acquired in the acquisition of Agility, valuation of derivative instruments and estimated accruals for various tax exposures.

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

Foreign Currency Translation - The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2017 and 2016 were translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately $466,000 and $486,000 for the years ended December 31, 2017 and 2016, respectively.

The functional currency for our subsidiaries in Germany, United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was ($687,000) and $1,393,000 as of December 31, 2017 and 2016, respectively.

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

In the annual impairment test conducted by the Company as of September 30, 2017 and 2016, the estimated fair value of the reporting unit exceeded its carrying amount, including goodwill. As such, no impairment was identified or recorded.

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

The stock-based compensation expense related to the Company’s various stock option plans was allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016

Direct operating costs	$260	$330
Selling and adminstrative expenses	435	832

Total stock-based compensation	$695	$1,162

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2017 and 2016, because of the relative short maturity of these instruments.

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

Accounts Receivable - The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the client’s current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. This cannot guarantee that credit loss rates in the future will not be greater that those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2017, the Company had cash and cash equivalents of $11.4 million, of which $5.7 million was held by its foreign subsidiaries with local banks located mainly in Asia and $5.7 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

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

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2017 and 2016 is deferred revenue amounting to $1.9 million and $2.0 million, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt the new standard when it takes effect. The Company will adopt the new standard and related updates effective January 1, 2018 using the modified retrospective method of adoption. The new standard further requires new disclosures about contracts with customers, including the significant judgments the Company has made when applying the guidance. The Company has finalized its analysis and the adoption of this guidance will not have a material impact on its consolidated financial statements and internal controls over financial reporting.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted.  The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and consolidated financial statements but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued guidance relating to share-based compensation. This new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance is effective for annual periods beginning after December 15, 2016.  The Company adopted this standard in 2017 and there was no material impact on its consolidated financial statements.

In March 2017, the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance will be effective for the Company for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
Equipment	$13,574	$14,558
Software	7,291	5,685
Furniture and equipment	2,276	2,119
Leasehold improvements	5,342	4,929
Total	28,483	27,291
Less: accumulated depreciation and amortization	(21,294)	(21,894)
	$7,189	$5,397

Depreciation and amortization expense of property and equipment was approximately $2.5 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

Total assets financed under capital leases for 2017 were $0.8 million. There were no acquisitions financed under capital leases in 2016.

3.	Acquisitions

On July 14, 2016, Innodata’s MediaMiser subsidiary completed the acquisition of the Agility business from PR Newswire under an asset purchase agreement for cash consideration of $4.2 million.

The Agility business that was acquired consists of two products – Agility Connect, a global media contact database and email distribution platform and Agility Capture that provides additional self-service media monitoring and analytics capabilities. The acquisition helped the Company’s MIS segment foster growth in North America and Europe by bolstering its media intelligence solutions and media databases, improving its media outreach capabilities, and delivering stronger, more data-powered media intelligence to clients. With this acquisition, Agility PR Solutions can now offer self and full-service solutions that address the entire communications life cycle – from identifying influencers, amplifying messages, monitoring coverage, to measuring impact.

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,
2016
Revenues:
As reported	$63,074
Proforma	$66,574

Net loss attributable to Innodata Inc. and Subsidiaries:
As reported	$(5,524)
Proforma	$(5,188)

Basic and diluted net loss per share:
As reported	$(0.22)
Proforma	$(0.20)

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2017 and 2016 were as follows (in thousands):

Balance as of January 1, 2016	$1,476
Goodwill recorded in connection with an acquisition	1,263
Foreign currency translation adjustment	(5)
Balance as of December 31, 2016	2,734
Foreign currency translation adjustment	98
Balance as of December 31, 2017	$2,832

The goodwill recorded in connection with the acquisition is not deductible for tax purposes.

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2016	$1,978	$2,036	$555	$41	$-	$4,610
Additions	994	-	310	-	3,610	4,914
Foreign currency translation	47	76	-	2	(100)	25
Balance as of December 31, 2016	3,019	2,112	865	43	3,510	9,549
Foreign currency translation	185	152	19	3	137	496
Balance as of December 31, 2017	$3,204	$2,264	$884	$46	$3,647	$10,045

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2016	$280	$240	$98	$5	$-	$623
Amortization expense	257	178	105	4	181	725
Foreign currency translation	8	7	-	1	(6)	10
Balance as of December 31, 2016	545	425	203	10	175	1,358
Amortization expense	312	182	121	4	361	980
Foreign currency translation	45	38	6	1	11	101
Balance as of December 31, 2017	$902	$645	$330	$15	$547	$2,439

Amortization expense relating to acquisition-related intangible assets was $1.0 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

Estimated annual amortization expense for intangible assets subsequent to December 31, 2017 is as follows (in thousands):

Year	Amortization
2018	$1,000
2019	1,000
2020	935
2021	935
2022	935
Thereafter	2,801
$7,606

5.	Taxes

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act, which was enacted on December 22, 2017 (Enactment Date). The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	An introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits; and

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	A introduction of a quasi-territorial tax system for tax years beginning after December 31, 2017 by providing dividends received deduction under the participation exemption system.

The Company continues to evaluate the impacts of the 2017 Tax Act. The Company is evaluating the GILTI provisions of the 2017 Tax Act and its impact, if any, on the consolidated financial statements as of December 31, 2017. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has not yet determined the accounting policy and as such did not record a deferred income tax expense or benefit related to the GILTI provisions in the consolidated statement of operations for the year ended December 31, 2017 and will finalize this during the measurement period.

Pursuant to the 2017 Tax Act, the Company recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of E&P amounting to $6.4 million. No toll tax liability was recorded due to the available net operating loss carryforwards. This resulted in a reduction of deferred tax assets and a corresponding reduction in the valuation allowance of $2.2 million; and

•	A reduction of deferred tax assets and a corresponding reduction of the valuation allowance of $4.8 million, primarily for the remeasurement of our deferred tax assets at the enacted tax rate of 21%. An income tax benefit of $0.1 million, primarily for the remeasurement of our deferred tax liabilities at the enacted tax rate of 21%.

Due to the complexities involved in accounting for the enactment of the 2017 Tax Act, SEC Staff Accounting Bulletin 118 (SAB 118) allows companies to record provisional estimates of the impacts of the 2017 Tax Act during a measurement period which is similar to the measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations. The Company will continue to assess the impact of the recently enacted tax law on its consolidated financial statements.

The significant components of the provision for income taxes for each of the two years in the period ended December 31, 2017 are as follows (in thousands):

	2017	2016
Current income tax expense:
Foreign	$594	$1,301
Federal	176	-
State and local	5	1
	775	1,302

Deferred income tax expense (benefit):
Foreign	(97)	(176)
Federal	(393)	-
	(490)	(176)

Provision for income taxes	$285	$1,126

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the two years in the period ended December 31, 2017 is summarized as follows:

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
Effect of:
State income taxes (net of federal tax benefit)	(0.5)	(2.7)
Taxes on foreign income at rates that differ from U.S. statutory rate	28.0	17.3
Change in valuation allowance on deferred tax assets	(90.1)	(34.5)
2017 Tax Act	136.9	-
Deemed dividend under Section 956 of the Internal Revenue Code	(35.4)	75.9
Increase (decrease) in unrecognized tax benefits	0.7	1.6
Other	-	0.1
Effective tax rate	5.6%	23.7%

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016

Deferred income tax assets:
Allowances not currently deductible	$226	$546
Depreciation and amortization	1,222	1,654
Equity compensation not currently deductible	853	1,836
Net operating loss carryforwards	4,542	6,718
Expenses not deductible until paid	1,142	1,079
Tax credit carryforwards	-	176
Other	297	188
Total gross deferred income tax assets before valuation allowance	8,282	12,197
Valuation allowance	(6,525)	(10,556)
Deferred income tax assets, net	1,757	1,641

Deferred income tax liabilities:
Acquisition of MediaMiser	(446)	(471)
Other	(168)	(209)
Total deferred income tax liabilities	(614)	(680)

Net deferred income tax assets	$1,143	$961

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2017, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company’s operations are conducted outside the United States. As a result of the 2017 Tax Act, the toll charge amounted to $6.4 million. The charge was offset by the available net operating loss carryforwards. Despite the access to the overseas earnings and the resulting toll charge, the Company intends to indefinitely reinvest the foreign earnings in its foreign subsidiaries on account of the withholding tax that the Company would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $24.8 million at December 31, 2017. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of withholding taxes associated with such remittances.

The 2017 Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distribution. Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subjected to U.S. federal income tax. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes. To the extent the Company repatriates these earnings to the United States, it estimates that it will not incur significant additional taxes related to such amounts, however the estimates are provisional and subject to further analysis.

In 2017 the U.S. entity deferred $5.2 million in payments due to its Asian operating subsidiaries, which resulted in a deemed dividend that is taxable income for U.S. tax purposes under Section 956 of the Internal Revenue Code. The taxable income was offset against the net operating loss carryforwards of the U.S. entity.

United States and foreign components of income (loss) before provision for income taxes for each of the two years ended December 31, (in thousands) are as follows:

	2017	2016

United States	$(2,243)	$(5,401)
Foreign	(2,831)	616
Total	$(5,074)	$(4,785)

Certain of the Company’s foreign subsidiaries are subject to preferential tax rates. In addition, one of the foreign subsidiaries enjoys a tax holiday. Due to the tax holiday and the preferential tax rates, the income tax rate for the Company was substantially reduced, the tax benefit from which was approximately $0.2 million for both 2017 and 2016.

The Company’s Canadian subsidiaries claims deductions of eligible research and development expenses within the Scientific Research and Experimental Development (SR&ED) Program, a federal tax incentive program, administered by the Canada Revenue Agency. Amounts recorded for the federal and provincial research and development tax credits aggregated $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. Such amounts have been recorded as a reduction in selling and administrative expenses.

At December 31, 2017, the Company has available U.S. federal and New Jersey state net operating loss carryforwards of approximately $15.5 million and $16.9 million, respectively. These net operating loss carryforwards expire at various times through the year 2035. Stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). The Company adopted the provisions of ASU 2016-9 whereby these benefits were reflected in the net operating losses and resulting deferred tax assets in 2016. Windfalls included in net operating losses were approximately $5.2 million.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Company’s Canadian subsidiaries have available net operating loss carryforwards of approximately $8.2 million in Canada which begin to expire in 2028. In addition, these subsidiaries also have research and development expenditures of approximately $1.8 million available to reduce taxable income in future years which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had unrecognized tax benefits of $0.9 million and $1.2 million as of December 31, 2017 and 2016. The portion of unrecognized tax benefits relating to interest and penalties was $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively. The unrecognized tax benefits as of December 31, 2017 and 2016, if recognized, would have an impact on the Company’s effective tax rate.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31,
	2017	2016
Balance at January 1	$1,184	$1,207
Increase for tax position	-	40
Decrease for tax position on account of settlement	(402)	(108)
Interest accrual	44	51
Foreign currency revaluation	85	(6)
Balance at December 31	$911	$1,184

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2017.

Pursuant to an income tax audit by the Indian Bureau of Taxation in 2009, the Company’s Indian subsidiary received a tax assessment approximating $356,000 including interest, through December 31, 2017 for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it vigorously. In January 2012, the Indian subsidiary received a final tax assessment of approximately $1.0 million, including interest, for the fiscal year ended March 31, 2008, from the Indian Bureau of Taxation. Management disagrees with the basis of this tax assessment and has filed an appeal against it. Due to this assessment, the Company recorded a tax provision amounting to $371,000 including interest through December 31, 2017. In April 2015, the Company received a favorable judgment whereby the Appeal Officer reduced the tax assessment to $0.3 million. Under the Indian Income Tax Act, however, the income tax assessing officer has the right to appeal against the judgment passed by the Appeal Officer. In the third quarter of 2015, the income tax assessing officer exercised this right and filed an appeal. Based on recent experience, management believes that the tax provision of $371,000 including interest is adequate.

In 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Bureau in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. In the event the Service Tax Bureau is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary would be subject to a service tax of approximately 14.5% of the subsidiary’s revenues and this would increase the operating costs of the Company by an equivalent amount. The revenues of the Company’s Indian subsidiary for the year ended December 31, 2017 were $15.6 million. The Company disagrees with the Service Tax Bureau’s position and is vigorously contesting these assertions.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company established a valuation allowance of approximately $6.5 million and $10.6 million at December 31, 2017 and 2016, respectively. The valuation allowance relates to U.S. deferred tax assets and the Company’s Canadian subsidiaries. The net change in the total valuation allowance was a decrease of $4.1 million for the years ended December 31, 2017 compared to an increase of $0.7 million in December 31, 2016. The decrease in the valuation allowance in 2017 is primarily the result of the 2017 Tax Act. The adoption of the provisions of ASU 2016-9 resulted in a $1.8 million increase in the valuation allowance in 2016.

The Company from time to time is also subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $184,000 including interest through December 31, 2017, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

6.	Long-term obligations

Total long-term obligations as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016

Capital lease obligations	$829	$224
Deferred lease payments (1)	731	705
Microsoft licenses (2)	751	-
Acquisition related liability (3)	800	1,492
Lease incentive liability (4)	664	-
Pension obligations - accrued pension liability	2,835	2,616
	6,610	5,037
Less: Current portion of long-term obligations	2,133	1,120
Totals	$4,477	$3,917

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases subject to a notice period, and generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $2.7 million for each of the years ended December 31, 2017 and 2016.

Future minimum lease payments under non-cancelable leases, by year and in the aggregate, as of December 31, 2017 (in thousands) are as follows:

Years Ending December 31,
2018	$687
2019	500
2020	464
2021	478
2022	242
Thereafter	884
Total minimum lease payments	$3,255

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017 a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court.

The Company is also subject to various other legal proceedings and claims which arise in the ordinary course of business.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippines action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to whom the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2017, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

8.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2017. For the year ended December 31, 2017, the Company did not make any matching contributions.

Non-U.S. Pension benefits - The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2017, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.2 million and $0.3 for the years ended December 31, 2017 and 2016, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2017	2016

Amortization of transition obligation	$38	$43
Actuarial loss	(226)	(179)
Totals	$(188)	$(136)

Amounts in accumulated other comprehensive loss not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$1,331	$1,557
Transition obligation	(132)	(170)
Totals	$1,199	$1,387

Amounts in accumulated other comprehensive loss expected to be amortized in 2018 net periodic pension cost, net of taxes:

Actuarial gain	$(157)
Transition obligation	38
Totals	$(119)

The following table sets out the status of the non-U.S. pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements as of and for each of the two years in the period ended December 31, 2017:

Benefit Obligations:

	2017	2016

Projected benefit obligation at beginning of the year	$2,896	$2,840
Service cost	333	368
Interest cost	187	170
Curtailment	(69)	-
Actuarial gain	(107)	(197)
Foreign currency exchange rates changes	51	(142)
Benefits paid	(170)	(143)
Projected benefit obligation at end of the year	$3,121	$2,896

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Pension Cost:

	2017	2016

Service cost	$333	$368
Interest cost	187	170
Curtailment	(69)	-
Actuarial gain recognized	(249)	(315)
Net periodic pension cost	$202	$223

The accumulated benefit obligation, which represents benefits earned to date, was approximately $2.0 million and $1.5 million as of December 31, 2017 and 2016, respectively.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the two years in the period ended December 31, 2017 are as follows:

	2017	2016
Discount rate	5.78%-10.6%	5.4%-12.5%
Rate of increase in compensation level	5%-7%	5%-8.5%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2018	$360
2019	221
2020	577
2021	142
2022	151
2023 to 2027	1,749
$3,200

9.	Capital Stock

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

Common Stock Reserved - As of December 31, 2017, the Company had reserved for issuance approximately 6,143,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. There were no share repurchases in 2017. As of December 31, 2017, the Company repurchased 137,000 shares of its common stock under the September 2011 authorization.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2017	2016
Weighted average fair value of options granted	$0.73	$1.11

Risk-free interest rate	1.91%	1.26%-1.93%
Expected life (years)	6	5-6
Expected volatility factor	49.62%	47%-49%
Expected dividends	None	None

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

A summary of option activity under the Plans as of December 31, 2017, and changes during the year then ended, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,169,169	$2.88
Granted	40,000	1.50
Exercised	-	-
Forfeited/Expired	(967,370)	3.08
Outstanding at December 31, 2017	4,241,799	$2.82	4.80	$-

Exercisable at December 31, 2017	3,567,136	$2.89	4.08	$-

Vested and Expected to Vest at December 31, 2017	4,241,799	$2.82	4.80	$-

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2017 totaled approximately $0.8 million. The weighted-average period over which these costs will be recognized is eighteen months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no option exercises during the years ended December 31, 2017 and 2016.

11.	Comprehensive income (loss)

Accumulated other comprehensive income (loss), as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2017 and 2016, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	574	706	1,280
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	256	(687)	956
Net amount reclassified to earnings	(196)	86	-	(110)
Balance at December 31, 2017	$1,191	$342	$(687)	$846

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$1,523	$(165)	$(1,442)	$(84)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(90)	49	(41)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,523	(255)	(1,393)	(125)
Net amount reclassified to earnings	(136)	(63)	-	(199)
Balance at December 31, 2016	$1,387	$(318)	$(1,393)	$(324)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the consolidated statements of operations and comprehensive loss.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Revenues:
DDS	$46,753	$50,639
IADS	4,751	4,347
MIS	9,425	8,088
Total Consolidated	$60,929	$63,074

Income (loss) before provision for income taxes (1):
DDS	$1,327	$1,137
IADS	(3,588)	(4,664)
MIS	(2,813)	(1,258)
Total Consolidated	$(5,074)	$(4,785)

Loss before provision for income taxes (2):
DDS	$(1,729)	$(1,776)
IADS	(596)	(1,778)
MIS	(2,749)	(1,231)
Total Consolidated	$(5,074)	$(4,785)

	December 31, 2017	December 31, 2016
Total assets:
DDS	$25,520	$24,432
IADS	1,331	1,282
MIS	21,020	21,874
Total Consolidated	$47,871	$47,588

	December 31, 2017	December 31, 2016
Goodwill:
DDS	$675	$675
MIS	2,157	2,059
Total Consolidated	$2,832	$2,734

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets as of December 31, 2017 and 2016 by geographic region are comprised of:

	2017	2016
	(in thousands)

United States	$5,321	$4,669

Foreign countries:
Canada	6,888	5,085
United Kingdom	2,388	2,376
Philippines	1,446	1,940
India	1,042	1,520
Sri Lanka	504	683
Israel	36	47
Germany	2	2
Total foreign	12,306	11,653
Total	$17,627	$16,322

Two clients in the DDS segment generated approximately 30% and 31% of the Company’s total revenues in the fiscal years ended December 31, 2017 and 2016, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2017 and 2016, revenues from non-US clients accounted for 51% and 49%, respectively, of the Company's revenues.

Revenues for each of the two years in the period ended December 31, 2017 by geographic region (determined based upon client’s domicile), are as follows:

	2017	2016
	(in thousands)

United States	$30,135	$32,070
United Kingdom	10,514	8,271
Others - principally Europe	7,773	7,555
The Netherlands	6,871	9,216
Canada	5,636	5,962
Total	$60,929	$63,074

As of December 31, 2017, approximately 61% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from three clients. As of December 31, 2016, approximately 73% of the Company's accounts receivable was from foreign (principally European) clients and 52% of accounts receivable was due from three clients. No other client accounts for 10% or more of the receivables as of December 31, 2017.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Loss per Share

	For the Years Ended December 31,
	2017	2016
	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(5,055)	$(5,524)

Weighted average common shares outstanding	25,816	25,542
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	25,816	25,542

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

Options to purchase 4.2 million and 5.2 million shares of common stock in 2017 and 2016, respectively, were outstanding but not included in the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

14.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of December 31, 2017 and 2016 was $15.9 million and $19.3 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$342	$-

Foreign currency forward contracts	Accrued expenses	$-	$318

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016

Net gain (loss) recognized in OCI(1)	$574	$(90)
Net gain (loss) reclassified from accumulated OCI into income(2)	$(86)	$63
Net gain recognized in income(3)		$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income ("OCI")
(2)	Effective portion classified within direct operating costs
(3)	There were no ineffective portions for the period presented.

15.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2017 and 2016, because of the relative short maturity of these instruments.

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

The accounting standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

☐	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.

☐	Level 2: Observable inputs other than those included in Level 1.

☐	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table sets forth the assets and liabilities as of December 31, 2017 and 2016 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

December 31, 2017	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$342	$-

December 31, 2016	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$318	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of December 31, 2017 and 2016 are included in accrued expenses in the accompanying consolidated balance sheets.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

2.1 (a)	Share Purchase Agreement, dated as of July 28, 2014 among Innodata Inc., Media Miser Ltd. and certain other parties	Filed as Exhibit 2.1 to our Form 8-K dated July 28, 2014
2.1 (b)	Amendment No. 1 to Share Purchase Agreement dated as of September 30, 2016	Filed as Exhibit 2.1 to our Form 8-K dated September 30, 2016
2.2 (a)	Asset Purchase Agreement dated as of May 11, 2016 among Innodata Inc., MediaMiser LLC, MediaMiser Ltd. and PWW Acquisition LLC	Filed as Exhibit 2.1 to our Form 8-K dated May 11, 2016
2.2 (b)	Amendment No. 1 to Asset Purchase Agreement dated as of July 14, 2016 among PWW Acquisition LLC, MediaMiser LLC and MediaMiser Ltd	Filed as Exhibit 2.1 to our Form 8-K dated July 14, 2016
3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003
3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003
3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003
3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2012
3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002
3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002
4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012
4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002
4.4	Form of Rights Agreement, as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012
4.5	Form of Rights Agreement, as of January 14, 2016 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights agent	Exhibit 4.1 to Form 8-K dated January 14, 2016
4.6	Specimen of Common Stock certificate	Exhibit 4.1 to Form 10-Q dated August 7, 2015
10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994
10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012
10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994
10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995
10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996
10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998
10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001
10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002
10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003
10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844
10.12	Employment Agreement dated as of December 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005
10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005
10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005
10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005
10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005
10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005
10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005
10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005
10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005
10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005
10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006
10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006
10.24	Transition Agreement Dated as of September 29, 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006
10.25	Form of Stock Option Modification Agreement with Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006
10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated April 27, 2006
10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008
10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008
10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008
10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009
10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009
10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009
10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009
10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010
10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010
10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010
10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011
10.39	Amendment dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011
10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011
10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012
10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013
10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013
10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013
10.45	Form of Rights Agreement as of December 27, 2012 between Innodata Inc. and American Stock Transfer Agent and Trust Co., as Rights Agent	Annexure A to Definitive Proxy dated April 8, 2013
10.46	Innodata Inc. 2013 Stock Plan	Annexure B to Definitive Proxy dated April 8, 2013
10.47	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014
10.48	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.49	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014
10.50	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014
10.51	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014
10.52	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 3, 2014)	Annexure A to Definitive Proxy dated April 23, 2014
10.53	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors	Exhibit 10.53 to Form 10-K dated March 14, 2016
10.54	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.54 to Form 10-K dated March 14, 2016
10.55	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Annex B to Definitive Proxy dated April 18, 2016
10.56	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Directors	Exhibit 10.56 to Form 10-K dated March 15, 2017
10.57	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.57 to Form 10-K dated March 15, 2017
16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008
21	Significant subsidiaries of the registrant	Filed herewith
23	Consent of CohnReznick LLP	Filed herewith
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith