Form 10-Q
period 2018-03-31
INNODATA INC
filed 2018-05-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of May 1, 2018 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2018

INDEX

Part I – Financial Information

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,179	$11,407
Accounts receivable, net	9,249	10,291
Prepaid expenses and other current assets	3,006	3,630
Total current assets	24,434	25,328
Property and equipment, net	7,027	7,189
Other assets	3,285	3,159
Deferred income taxes	1,617	1,757
Intangibles, net	7,358	7,606
Goodwill	2,834	2,832
Total assets	$46,555	$47,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,125	$1,258
Accrued expenses	5,387	5,571
Accrued salaries, wages and related benefits	4,948	5,539
Income and other taxes	1,778	1,098
Current portion of long-term obligations	2,110	2,133
Total current liabilities	15,348	15,599

Deferred income taxes	592	614
Long-term obligations, net of current portion	4,188	4,477

Non-controlling interests	(3,946)	(3,938)
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at March 31, 2018 and December 31, 2017	275	275
Additional paid-in capital	27,415	27,275
Retained earnings	7,077	7,345
Accumulated other comprehensive income	228	846
	34,995	35,741
Less: treasury stock, 1,681,000 shares at March 31, 2018 and December 31, 2017, at cost	(4,622)	(4,622)
Total stockholders’ equity	30,373	31,119
Total liabilities and stockholders’ equity	$46,555	$47,871

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$14,120	$14,953
Operating costs and expenses:
Direct operating costs	9,894	11,723
Selling and administrative expenses	3,916	4,625
Interest expense (income), net	4	(12)
	13,814	16,336

Income (loss) before provision for income taxes	306	(1,383)

Provision for income taxes	582	445

Net loss	(276)	(1,828)

Loss attributable to non-controlling interests	8	98

Net loss attributable to Innodata Inc. and Subsidiaries	$(268)	$(1,730)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	25,878	25,627

Comprehensive loss:
Net loss	$(276)	$(1,828)
Pension liability adjustment, net of taxes	(59)	(62)
Change in fair value of derivatives, net of taxes	(531)	311
Foreign currency translation adjustment, net of taxes	(28)	24
Other comprehensive income (loss)	(618)	273
Total comprehensive loss	(894)	(1,555)
Comprehensive loss attributed to non-controlling interest	8	98
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(886)	$(1,457)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash flow from operating activities:
Net loss	$(276)	$(1,828)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	884	943
Stock-based compensation	140	288
Deferred income taxes	143	(102)
Pension cost	(1)	82
Changes in operating assets and liabilities:
Accounts receivable	952	502
Prepaid expenses and other current assets	241	248
Other assets	44	(94)
Accounts payable and accrued expenses	(371)	1,272
Accrued salaries, wages and related benefits	(582)	(94)
Income and other taxes	478	(102)
Net cash provided by operating activities	1,652	1,115

Cash flow from investing activities:
Capital expenditures	(625)	(1,049)
Net cash used in investing activities	(625)	(1,049)

Cash flow from financing activities:
Payment of long-term obligations	(301)	(31)
Net cash used in financing activities	(301)	(31)

Effect of exchange rate changes on cash and cash equivalents	46	(8)

Net increase in cash and cash equivalents	772	27

Cash and cash equivalents, beginning of period	11,407	14,172

Cash and cash equivalents, end of period	$12,179	$14,199

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$71	$106
Vendor financed software licenses acquired	$-	$1,213
Common stock issued for MediaMiser acquisition	$-	$525

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2018	25,878	$275	$27,275	$7,345	$846	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(268)	-	-	(268)
Stock-based compensation	-	-	140	-	-	-	140
Pension liability adjustments, net of taxes	-	-	-	-	(59)	-	(59)
Foreign currency translation adjustment, net of taxes	-	-	-	-	(28)	-	(28)
Change in fair value of derivatives, net of taxes	-	-	-	-	(531)	-	(531)
March 31, 2018	25,878	$275	$27,415	$7,077	$228	$(4,622)	$30,373

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. and Subsidiaries (“we”, the “Company”, or “Innodata”) is a global services and technology company focused on data transformation, enrichment, and management. Through Innodata’s data refinery platform and related products and services, we enable the world’s preeminent media, publishing and information services companies, as well as data-driven enterprises, to improve operational efficiency, drive growth, and bring new data-enabled products to market. Innodata Labs, the Company’s technology incubator, focuses on applied machine learning and emerging artificial intelligence. Founded in 1988, we comprise a team of over 3,500 diverse people in eight countries.

 The Company operates in three reporting segments: Digital Data Solutions (DDS), which is the Company’s core business; Agility PR Solutions (Agility); and Synodex. Agility and Synodex are venture businesses that utilize the Company’s capabilities and assets to provide digital workflow products to new markets.

Prior to the first quarter of 2018 the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018 the results for docGenix are reported within the DDS segment. As of March 31, 2018 Innodata Inc. owned 94% of docGenix.

The Company’s DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content; development of new digital information products; or operational support of existing digital information products and systems. By blending consulting, technology and global operations with deep domain expertise, we provide measurable outcomes for publishing companies, information services companies, and enterprises through digital business transformation, accelerating innovation and efficiency of operations.

The Company’s Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of March 31, 2018 Innodata Inc. owned 91% of Innodata Synodex, LLC.

The Company’s Agility segment provides public relations (“PR”) tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	Media contact database and email distribution capabilities to help PR professionals to find and connect with journalists and influencers. The Agility media contact database includes detailed contact information of over 800,000 journalists, outlets, bloggers and influencers around the globe.
•	Media monitoring to help PR professionals track what is being said about their brand, industry or competitors. Users can monitor and report on coverage across print, broadcast, online and social media sources. With Agility’s self-service monitoring tool Agility Plus, users can create topic alerts, email news briefs/clipbooks and pre-made executive reports to help analyze PR campaign reach and effectiveness.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Agility’s managed services include:

•	Full-service media monitoring and PR analytic services. Our team of media analysts use our SaaS monitoring solution to pull coverage and hand curate daily news briefs to eliminate noise and duplicates and add context and sentiment. This enterprise-grade media monitoring solution is for clients with complex monitoring or reporting requirements.
•	Advanced PR reporting and analysis services including custom reports, PR measurement and social media / influencer analysis.

Agility also owns Bulldog Reporter, a publisher of PR-related news and insights and the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists. The Bulldog Awards program recognizes overall outstanding performance among PR and communications professionals as well as accomplishments in diverse categories including corporate social responsibility, media relations, digital and social marketing, and not-for-profit activity.

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2018 and the results of its operations and comprehensive loss, cash flows and stockholders’ equity for the three months ended March 31, 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2017 consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Foreign Currency Translation - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in its consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss.

Revenue Recognition – Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services as per agreed contract. The Company generates all its revenue from contracts with customers. In case there are contracts with multiple performance obligations, it identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

The services provided for under the Company’s existing agreements with current customers, although comprised of several tasks, all form part of one performance obligation, there is an identifiable price for each service and any result transfers the control to the customer as the performance obligation is delivered.

For the DDS segment, revenue is recognized based on the quantity delivered or resources utilized and in the period in which services are performed and delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered and the period in which services are performed and deliverables are made as per contracts. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform.  Revenue from such services is recognized monthly when access to the service is provided to the end user; all parties to the contract have agreed to the contract; each party’s rights are identifiable; the payment terms are identifiable; the contract has commercial substance; and collection is probable.

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the contract have agreed to the contract; each party’s rights are identifiable; the payment terms are identifiable; the contract has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed and delivered to the client.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Recent Accounting Pronouncements - In May 2014 the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. The Company adopted the new standard and related updates effective January 1, 2018 and used the modified retrospective method of adoption. The Company reviewed the terms and conditions of the existing customer contracts and applied the five discrete criteria required for recognizing revenues as set forth in ASU 2014-09. Based upon its analysis, the new revenue recognition guidance had no material impact on the Company’s consolidated condensed financial statements.

In February 2016 the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted.  The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and consolidated financial statements but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

In January 2017 the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial segments.

In March 2017 the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance was effective for interim and annual periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 and it had no material impact on the consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

In August 2017 the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	March 31,	December 31,
	2018	2017
Equipment	$13,559	$13,574
Software	7,700	7,291
Furniture and equipment	2,267	2,276
Leasehold improvements	5,331	5,342
Total	28,857	28,483
Less: accumulated depreciation and amortization	(21,830)	(21,294)
	$7,027	$7,189

Depreciation and amortization expense of property and equipment was approximately $0.6 million for each of the three months ended March 31, 2018 and 2017, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

Goodwill
Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	2
Balance as of March 31, 2018	$2,834

Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	13
Balance as of March 31, 2017	$2,747

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(33)	(53)	-	(1)	67	(20)
Balance as of March 31, 2018	$3,171	$2,211	$884	$45	$3,714	$10,025

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	20	16	(6)	-	18	48
Balance as of March 31, 2017	$3,039	$2,128	$859	$43	$3,528	$9,597

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	80	47	31	1	90	249
Foreign currency translation	(15)	(17)	(2)	1	12	(21)
Balance as of March 31, 2018	$967	$675	$359	$17	$649	$2,667

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	77	45	30	1	90	243
Foreign currency translation	2	3	-	1	-	6
Balance as of March 31, 2017	$624	$473	$233	$12	$265	$1,607

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended March 31, 2018 and 2017.

Estimated amortization expense for intangible assets after March 31, 2018 is as follows (in thousands):

Year	Amortization
2018	$999
2019	983
2020	934
2021	934
2022	934
Thereafter	2,574
$7,358

4.	Income Taxes

In December 2017 the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act) which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”), referred to as the “toll charge”;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017; and

•	An introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits.

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 the Company incurred a toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against the Company’s net loss carryforwards. In addition, the Company remeasured its deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

Based on the Company’s calculations, the Company will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until its cumulative exposure for unrepatriated foreign earnings reaches a threshold of $24.8 million.  Nevertheless, the Company currently intends to reinvest the foreign earnings in its foreign subsidiaries and not repatriate them to the U.S. until needed because of the foreign jurisdiction withholding taxes that the Company would incur on repatriation.

In the first quarter of 2018 we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The Company had unrecognized tax benefits of approximately $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at March 31, 2018 and December 31, 2017. The unrecognized tax benefits as of March 31, 2018 and December 31, 2017, if recognized, would have an impact on the Company’s effective tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of March 31, 2018, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2018 (amounts in thousands):

Unrecognized tax benefits
Balance - January 1, 2018	$911
Interest accrual	9
Foreign currency revaluation	(14)
Balance - March 31, 2018	$906

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2016.

In October 2010 the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it. Management believes that its recorded tax liability of $353,000 for this matter, which includes interest through March 31, 2018 is adequate.

In January 2012 the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2008. Management disagrees with the basis of this tax assessment, and successfully appealed the assessment. The income tax assessing officer has filed an appeal against the decision entered in favor of the subsidiary. Management is contesting the appeal filed by the assessing officer. Management believes that its recorded tax liability of $369,000 for this matter, which includes interest through March 31, 2018 is adequate.

Management believes that the Company’s recorded tax liabilities are adequate in the aggregate for its income tax exposures.

In September 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was $72.4 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

In October 2016 the Company’s Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Indian subsidiary disagrees with the basis of this decision and is contesting it vigorously. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable.

From time to time the Company is subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $184,000, which includes interest through March 31, 2018, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

5.	Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court.

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

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of March 31, 2018, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,241,799	$2.82
Granted	-	-
Exercised	-	-
Forfeited/Expired	(2,824)	3.39
Outstanding at March 31, 2018	4,238,975	$2.82	4.55	$-

Exercisable at March 31, 2018	3,680,870	$2.86	3.98	$-

Vested and Expected to Vest at March 31, 2018	4,238,975	$2.82	4.55	$-

The were no options granted for the three months ended March 31, 2018 and 2017.

The total compensation cost related to non-vested stock awards not yet recognized as of March 31, 2018 totaled approximately $0.6 million. The weighted-average period over which these costs will be recognized is sixteen months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2018	2017

Direct operating costs	$54	$92
Selling and administrative expenses	86	196
Total stock-based compensation	$140	$288

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

7.	Long-term Obligations

Total long-term obligations as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31,	December 31,
	2018	2017

Capital lease obligations	$739	$829
Deferred lease payments (1)	691	731
Microsoft licenses (2)	608	751
Acquisition related liability (3)	781	800
Lease incentive liability (4)	640	664
Pension obligations - accrued pension liability	2,839	2,835
	6,298	6,610
Less: Current portion of long-term obligations	2,110	2,133
Totals	$4,188	$4,477

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
$1,213

(3) On September 30, 2016, the Company and the other parties to the transaction in which the Company acquired MediaMiser amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company had the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock. In March 2017 the Company paid 70% of the first installment by issuing 253,622 shares of Innodata Inc.’s common stock and paid 30% of the first installment in cash in April 2017. The Company paid the entire second installment in cash in April 2018.

(4) In the second quarter of 2017, the Company relocated its U.S. and Canadian headquarters to new premises. As a financial incentive for the Company to lease office space in each of the new locations, the respective lessor for each of the locations offered to partially defray the construction cost for the new office space by offering tenant improvement allowances, subject to the refund of any unamortized portion of the allowance under specified circumstances as set forth in each lease. These amounts will be amortized based on the contractual lease term and recognized as a reduction in rent expense for the periods covered.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of March 31, 2018, and reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive income before reclassifications, net of taxes	-	(536)	(28)	(564)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(194)	(715)	282
Net amount reclassified to earnings	(59)	5	-	(54)
Balance at March 31, 2018	$1,132	$(189)	$(715)	$228

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	233	24	257
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(85)	(1,369)	(67)
Net amount reclassified to earnings	(62)	78	-	16
Balance at March 31, 2017	$1,325	$(7)	$(1,369)	$(51)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

9.	Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Agility PR Solutions (Agility); and Synodex.

Prior to the first quarter of 2018 the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018 the results for docGenix are reported within the DDS segment.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content; development of new digital information products; or operational support of existing digital information products and systems. By blending consulting, technology and global operations with deep domain expertise, we provide measurable outcomes for publishing companies, information services companies, and enterprises through digital business transformation, accelerating innovation and efficiency of operations.

The Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support.

The Agility segment provides PR tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility also owns Bulldog Reporter, a publisher of PR-related news and insights and the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

The results below for the three months ended March 31, 2017 are presented on a reclassified basis as if for the first quarter of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $132,000 and $278,000 in the first quarter of 2018 and 2017, respectively.

	Three Months Ended March 31,
Revenues:	2018	2017
DDS	$10,477	$11,633
Synodex	981	724
Agility	2,662	2,596
Total Consolidated	$14,120	$14,953

Income (loss) before provision for income taxes(1):
DDS	$656	$(179)
Synodex	(35)	(1,042)
Agility	(315)	(162)
Total Consolidated	$306	$(1,383)

Income (loss) before provision for income taxes(2):
DDS	$590	$(725)
Synodex	7	(506)
Agility	(291)	(152)
Total Consolidated	$306	$(1,383)

	March 31, 2018	December 31, 2017
Total assets:
DDS	$23,120	$26,173
Synodex	466	678
Agility	22,969	21,020
Total Consolidated	$46,555	$47,871

	March 31, 2018	December 31, 2017
Goodwill:
DDS	$675	$675
Agility	2,159	2,157
Total Consolidated	$2,834	$2,832

(1) Before elimination of inter-segment profits

(2) After elimination of inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2018	2017

United States	$5,979	$6,621
United Kingdom	2,955	3,285
The Netherlands	1,762	1,894
Canada	1,469	1,475
Other - principally Europe	1,955	1,678
	$14,120	$14,953

Long-lived assets as of March 31, 2018 and December 31, 2017, respectively, by geographic region, are comprised of (in thousands):

	March 31,	December 31,
	2018	2017

United States	$5,223	$5,321

Foreign countries:
Canada	6,901	6,888
United Kingdom	2,444	2,388
Philippines	1,259	1,446
India	915	1,042
Sri Lanka	443	504
Israel	32	36
Germany	2	2
Total foreign	11,996	12,306
	$17,219	$17,627

Two clients in the DDS segment generated approximately 32% of the Company’s total revenues for the three months ended March 31, 2018 and 30% of the Company’s total revenues for the three months ended March 31, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 56%, respectively, of the Company’s total revenues.

As of March 31, 2018, approximately 64% of the Company's accounts receivable was from foreign (principally European) clients and 47% of accounts receivable was due from three clients. As of December 31, 2017, approximately 61% of the Company's accounts receivable was from foreign (principally European) clients and 51% of accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

10.	Loss Per Share

	Three months ended March 31,
	2018	2017
	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(268)	$(1,730)

Weighted average common shares outstanding	25,878	25,627
Dilutive effect of outstanding options	-	-
Adjusted for dilutive effects	25,878	25,627

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 4.2 million shares and 5.1 million shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were outstanding but not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

To manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company utilizes non-deliverable forward contracts expiring within twelve months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2018 and December 31, 2017 was $11.3 million and $15.9 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$342

Foreign currency forward contracts	Accrued expenses	$189	$-

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, respectively, were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net gain (loss) recognized in OCI(1)	$(536)	$233
Net gain (loss) reclassified from accumulated OCI into income(2)	$(5)	$(78)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income (loss) ("OCI").

(2)Effective portion classified within direct operating costs.

(3)There were no ineffective portions for the periods presented.

12.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2018 and December 31, 2017, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

The following tables set forth the liabilities as of March 31, 2018 and December 31, 2017 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (in thousands):

March 31, 2018	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$189	$-

December 31, 2017	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$342	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of March 31, 2018 is included in accrued expenses in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2017 is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “head start,” "believe," "expect," “should,” "anticipate," "indicate," "point to," “forecast,” “likely,” “goals,” “optimistic,” “foster,” “estimate,” “plan” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata (NASDAQ: INOD) is a global services and technology company focused on data transformation, enrichment, and management. Through our data refinery platform and related products and services, we enable the world’s preeminent media, publishing and information services companies, as well as data-driven enterprises, to improve operational efficiency, drive growth, and bring new data-enabled products to market. Innodata Labs, our technology incubator, focuses on applied machine learning and emerging artificial intelligence. Founded in 1988, we comprise a team of 3,500 diverse people in eight countries.

We operate in three reporting segments: Digital Data Solutions (DDS), Agility PR Solutions (Agility); and Synodex. Agility and Synodex are venture businesses that utilize our capabilities and assets to provide digital workflow products to new markets.

Prior to the first quarter of 2018 we referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018 the results for docGenix are reported within the DDS segment. As of March 31, 2018 Innodata Inc. owned 94% of docGenix.

Our DDS segment provides solutions to digital retailers, information services companies, publishers and enterprises that have one or more of the following broad business requirements: development of digital content; development of new digital information products; or operational support of existing digital information products and systems. By blending consulting, technology and global operations with deep domain expertise, we provide measurable outcomes for publishing companies, information services companies, and enterprises through digital business transformation, accelerating innovation and efficiency of operations.

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

Many enterprises are embracing new digital information technologies and workflow processes within their operations in-order to improve internal decision-support systems.

Our Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and deployed its APS.Extract® product for specific use with life insurance underwriting and claims. Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of March 31, 2018 Innodata Inc. owned 91% of Innodata Synodex, LLC.

Our Agility segment provides PR tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	Media contact database and email distribution capabilities to help PR professionals to find and connect with journalists and influencers. The Agility media database includes detailed contact information of over 800,000 journalists, outlets, bloggers and influencers around the globe.
•	Media monitoring to help PR professionals track what is being said about their brand, industry or competitors. Users can monitor and report on coverage across print, broadcast, online and social media sources. With Agility’s self-service monitoring tool Agility Plus, users can create topic alerts, email news briefs/ clipbooks and pre-made executive reports to help analyze PR campaign reach and effectiveness.

Agility’s managed services include:

•	Full-service media monitoring and PR analytic services. Our team of media analysts use our SaaS monitoring solution to pull coverage and hand curate daily news briefs to eliminate noise and duplicates and add context and sentiment. This enterprise-grade media monitoring solution is for clients with complex monitoring or reporting requirements.
•	Advanced PR reporting and analysis services including custom reports, PR measurement and social media / influencer analysis.

Agility also owns Bulldog Reporter, a publisher of PR-related news and insights and the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists. The Bulldog Awards program recognizes overall outstanding performance among PR and communications professionals as well as accomplishments in diverse categories including corporate social responsibility, media relations, digital and social marketing, and not-for-profit activity.

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 1998 (DPA), as applicable. Innodata Inc. is certified to the EU-U.S. Privacy Shield framework, which certification includes Synodex, Agility PR Solutions and Bulldog Reporter as covered entities. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Revenues

Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for the services as per the agreement with the customer. The Company generates all its revenue from contracts with customers. In case there are contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

The services provided for under the Company’s existing agreements with its current customers, although comprised of several tasks, all form part of one performance obligation, there is an identifiable price for each service and any result transfers the control to the customer as the performance obligation is delivered.

For the DDS segment, revenue is recognized based on the quantity delivered or resources utilized and in the period in which services are performed and delivery has occurred. Revenues for contracts billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered and the period in which services are performed and deliverables are made as per contracts. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform.  Revenue from such services is recognized monthly when access to the service is provided to the end user; all parties to the contract have agreed to the contract; each party’s rights are identifiable; the payment terms are identifiable; the contract has commercial substance; and collection is probable.

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the contract have agreed to the contract; each party’s rights are identifiable; the payment terms are identifiable; the contract has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed and delivered to the client.

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

Contract acquisition costs for our DDS and Synodex segments are amortized over a maximum contract term of two years. Contract acquisition costs for our Agility segments are amortized over the term of the subscription agreement which normally have a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

The results below for the three months ended March 31, 2017 are presented on a reclassified basis as if for the first quarter of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $132,000 and $278,000 in the first quarter of 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(268)	$(1,730)
Depreciation and amortization	884	943
Stock-based compensation	140	288
Provision for income taxes	582	445
Interest expense (income), net	4	(12)
Non-controlling interests	(8)	(98)
Adjusted EBITDA	$1,334	$(164)

DDS Segment

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Net income attributable to DDS Segment	$1	$(1,074)
Depreciation and amortization	502	614
Stock-based compensation	138	286
Provision for income taxes	594	447
Interest expense (income), net	1	(12)
Non-controlling interests	(5)	(98)
Adjusted EBITDA - DDS Segment	$1,231	$163

Synodex Segment

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Net income attributable to Synodex Segment	$10	$(506)
Stock-based compensation	-	2
Non-controlling interests	(3)	-
Adjusted EBITDA - Synodex Segment	$7	$(504)

Agility Segment

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(279)	$(150)
Depreciation and amortization	382	329
Stock-based compensation	2	-
Benefit from income taxes	(12)	(2)
Interest expense, net	3	-
Adjusted EBITDA - Agility Segment	$96	$177

Results of Operations

Three Months Ended March 31, 2018 and 2017

The results below for the three months ended March 31, 2017 are presented on a reclassified basis as if for the first quarter of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $132,000 and $278,000 in the first quarter of 2018 and 2017, respectively.

Revenues

Total revenues were $14.1 million for the three months ended March 31, 2018 compared to $15.0 million for the three months ended March 31, 2017, a decrease of $0.9 million or 6%.

Revenues from the DDS segment were $10.5 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately $1.2 million or approximately 10%. The approximately $0.7 million decrease is primarily attributable to one large project that ended last year, while the remainder represents volume fluctuations from other clients.

Revenues from the Synodex segment were $1.0 million and $0.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively, an increase of $0.3 million or 43%. The increase is due to additional volume from an existing client combined with volume increases from other clients.

Revenues from the Agility segment were $2.6 million for each of the three months ended March 31, 2018 and 2017.

Two clients in the DDS segment generated approximately 32% of the Company’s total revenues for the three months ended March 31, 2018 and 30% of the Company’s total revenues for the three months ended March 31, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 56%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $9.9 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.8 million or 15%. Direct operating costs as a percentage of total revenues was 70% for the three months ended March 31, 2018 and 78% for the three months ended March 31, 2017.

Direct operating costs for the DDS segment were approximately $7.5 million and $9.4 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.9 million or 20%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% and 80% for the three months ended March 31, 2018 and 2017, respectively. The decrease in direct operating costs and as a percentage of revenues is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Direct operating costs for the Synodex segment were $0.8 million for the three months ended March 31, 2018 and $0.9 million for the three months ended March 31, 2017, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 80% and 129% for the three months ended March 31, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were $1.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 62% and 54% for the three months ended March 31, 2018 and 2017, respectively. The increase is due to higher content related costs.

Selling and Administrative Expenses

Selling and administrative expenses were $3.9 million for the three months ended March 31, 2018 compared to $4.6 million for the three months ended March 31, 2017, a decrease of $0.7 million or 15%. Selling and administrative expenses as a percentage of total revenues decreased to 28% for the three months ended March 31, 2018 from 31% for the three months ended March 31, 2017. The decrease is due to cost savings realized from headcount reduction.

Selling and administrative expenses for the DDS segment were $2.3 million and $3.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively, a decline of $0.7 million or 23%. As a percentage of DDS revenues, DDS selling and administrative expenses were 22% and 26% for each of the three months ended March 31, 2018 and 2017, respectively. The decline in selling and administrative expenses is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues was 20% and 43% for the three months ended March 31, 2018 and 2017, respectively.

Selling and administrative expenses for the Agility segment was $1.4 million and $1.3 million for each of the three months ended March 31, 2018 and 2017, respectively. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues was 54% and 50% for the three months ended March 31, 2018 and 2017.

Income Taxes

We recorded a provision for income taxes of $0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate. In addition, the earnings of our foreign subsidiaries are not subject to tax in the U.S. unless the earnings are repatriated.

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“E&P”), referred to as the “toll charge”;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017; and

•	An introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits.

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 the Company incurred a toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against the Company’s net loss carryforwards. In addition, the Company remeasured its deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

Based on the Company’s calculations, the Company will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until its cumulative exposure for unrepatriated foreign earnings reaches a threshold of $24.8 million.  Nevertheless, the Company currently intends to reinvest the foreign earnings in its foreign subsidiaries and not repatriate them to the U.S. until needed because of the foreign jurisdiction withholding taxes that the Company would incur on repatriation.

In the first quarter of 2018 we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

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

Net Loss

We incurred a net loss of $0.3 million during the three months ended March 31, 2018 compared to net loss of $1.7 million during the three months ended March 31, 2017.

The DDS segment was break-even for the three months ended March 31, 2018, compared to net loss of $1.1 million for the three months ended March 31, 2017, net of intersegment profits. The change was due to the decline in revenues offset by a decline in direct operating costs and selling and administrative expenses attributed to our cost rationalization initiatives.

The Synodex segment was break-even for the three months ended March 31, 2018 compared to net loss of $0.5 million for the three months ended March 31, 2017, net of intersegment profits. The decline in net loss is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

Net loss for the Agility segment was $0.3 million for the three months ended March 31, 2018 compared to net loss of $0.1 million for the three months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2018 was $1.3 million compared to an EBITDA loss of $0.2 million for the three months ended March 31, 2017. Adjusted EBITDA for the DDS segment was $1.2 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017. Adjusted EBITDA was break-even and a loss of $0.5 million for the Synodex segment for the three months ended March 31, 2018 and 2017, respectively. Adjusted EBITDA was $0.1 million for the three months ended March 31, 2018 and $0.2 for the three months ended March 31, 2017 for the Agility segment.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$12,179	$11,407
Working capital	9,086	9,729

At March 31, 2018, we had cash and cash equivalents of $12.2 million, of which $6.4 million was held by our foreign subsidiaries, and the $5.8 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $24.8 million.  Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of March 31, 2018 we had working capital of approximately $9.3 million, as compared to working capital of approximately $9.7 million as of December 31, 2017.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs, at least through May 2019. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2018 was $1.7 million, resulting from a net loss of $0.3 million and adjustments for non-cash items of $1.2 million and $0.8 million from working capital. Adjustments for non-cash items primarily consisted of $0.9 million for depreciation and amortization, stock option expense of $0.2 million and a reduction in deferred tax provisions of $0.1 million. Working capital activities primarily consisted of a source of cash of $1.0 million due to a decrease in accounts receivable offset by a $0.2 million decrease in the other working capital accounts.

Our days’ sales outstanding (DSO) for the three months ended March 31, 2018 was 62 days compared to 61 days for the year ended for the year ended December 31, 2017. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the three months ended March 31, 2018 cash used in our investing activities was $0.6 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the Synodex segment.

During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 to $2.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the three months ended March 31, 2018, cash used in financing activities were for payments of long-term obligations of $0.3 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at March 31, 2018 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital leases	$739	$427	$312	$-	$-
Vendor obligations	608	386	222	-	-
Non cancellable operating leases	3,061	603	948	640	870
Total contractual cash obligations	$4,408	$1,416	$1,482	$640	$870

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

Recent Accounting Pronouncements

In May 2014 the FASB issued guidance on revenue from contracts with clients. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted starting from the first quarter of 2017. We adopted the new standard and related updates effective January 1, 2018 and used the modified retrospective method of adoption. We reviewed the terms and conditions of the existing customer contracts and applied the five discrete criteria required for recognizing revenues as set forth in ASU 2014-09. Based upon its analysis, the new revenue recognition guidance had no material impact on our consolidated condensed financial statements.

In February 2016 the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018.  Early application is permitted. We are in the process of evaluating the effect the guidance will have on our existing accounting policies and consolidated financial statements but expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

In January 2017 the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial segments.

In March 2017 the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance was effective for interim and annual periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 and it had no material impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our Chief Executive Officer and our Acting Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Acting Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes from the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INNODATA INC.

Date:	May 15, 2018	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 15, 2018	/s/ Jack Abuhoff
Acting Principal Financial Officer