Form 10-Q
period 2018-06-30
INNODATA INC
filed 2018-08-13
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer      ☐ (Do not check if smaller reporting company)    Smaller reporting company ☑    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of August 1, 2018 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2018

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,706	$11,407
Accounts receivable, net	8,574	10,291
Prepaid expenses and other current assets	4,731	3,630
Total current assets	25,011	25,328
Property and equipment, net	7,052	7,189
Other assets	3,014	3,159
Deferred income taxes	1,464	1,757
Intangibles, net	6,943	7,606
Goodwill	2,108	2,832
Total assets	$45,592	$47,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106	$1,258
Accrued expenses	4,671	5,571
Accrued salaries, wages and related benefits	4,897	5,539
Income and other taxes	3,487	1,098
Current portion of long-term obligations	1,354	2,133
Total current liabilities	15,515	15,599
Deferred income taxes	536	614
Long-term obligations, net of current portion	3,901	4,477

Non-controlling interests	(3,942)	(3,938)
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding at June 30, 2018 and December 31, 2017	275	275
Additional paid-in capital	27,546	27,275
Retained earnings	6,611	7,345
Accumulated other comprehensive (loss) income	(228)	846
	34,204	35,741
Less: treasury stock, 1,681,000 shares, at cost	(4,622)	(4,622)
Total stockholders’ equity	29,582	31,119
Total liabilities and stockholders’ equity	$45,592	$47,871

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2018	2017

Revenues	$14,270	$15,300
Operating costs and expenses:
Direct operating costs	9,929	11,399
Selling and administrative expenses	3,667	4,043
Goodwill impairment	675	-
Interest expense, net	10	1
	14,281	15,443

Loss before provision for income taxes	(11)	(143)

Provision for income taxes	451	94

Net loss	(462)	(237)

Loss (income) attributable to non-controlling interests	(4)	71

Net loss attributable to Innodata Inc. and Subsidiaries	$(466)	$(166)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	25,877	25,877

Comprehensive loss:
Net loss	$(462)	$(237)
Pension liability adjustment, net of taxes	(58)	(61)
Change in fair value of derivatives, net of taxes	(61)	(175)
Foreign currency translation adjustment, net of taxes	(337)	274
Other comprehensive income (loss)	(456)	38
Total comprehensive loss	(918)	(199)
Comprehensive loss (income) attributed to non-controlling interest	(4)	71

Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(922)	$(128)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2018	2017

Revenues	$28,390	$30,253
Operating costs and expenses:
Direct operating costs	19,823	23,122
Selling and administrative expenses	7,583	8,668
Goodwill impairment	675	-
Interest expense (income), net	14	(11)
	28,095	31,779

Income (loss) before provision for income taxes	295	(1,526)

Provision for income taxes	1,033	539

Net loss	(738)	(2,065)

Loss attributable to non-controlling interests	4	169

Net loss attributable to Innodata Inc. and Subsidiaries	$(734)	$(1,896)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.03)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	25,877	25,753

Comprehensive loss:
Net loss	$(738)	$(2,065)
Pension liability adjustment, net of taxes	(117)	(123)
Change in fair value of derivatives, net of taxes	(592)	136
Foreign currency translation adjustment	(365)	298
Other comprehensive income (loss)	(1,074)	311
Total comprehensive loss	(1,812)	(1,754)
Comprehensive loss attributed to non-controlling interest	4	169

Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,808)	$(1,585)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(738)	$(2,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,724	1,852
Goodwill impairment	675	-
Stock-based compensation	271	477
Deferred income taxes	243	(282)
Pension cost	(3)	177
Changes in operating assets and liabilities:
Accounts receivable	1,452	959
Prepaid expenses and other current assets	(1,505)	(211)
Other assets	266	(169)
Accounts payable and accrued expenses	(971)	1,847
Accrued salaries, wages and related benefits	(628)	550
Income and other taxes	2,194	525
Net cash provided by operating activities	2,980	3,660

Cash flow from investing activities:
Capital expenditures	(1,256)	(2,298)
Net cash used in investing activities	(1,256)	(2,298)

Cash flow from financing activities:
Proceeds from equipment financing	-	586
Payment of long-term obligations	(1,371)	(831)
Net cash used in financing activities	(1,371)	(245)

Effect of exchange rate changes on cash and cash equivalents	(54)	(14)

Net increase in cash and cash equivalents	299	1,103

Cash and cash equivalents, beginning of period	11,407	14,172

Cash and cash equivalents, end of period	$11,706	$15,275

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$203	$456
Vendor financed software licenses acquired	$-	$1,213
Common stock issued for MediaMiser acquisition	$-	$525

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2018	25,878	$275	$27,275	$7,345	$846	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(734)	-	-	(734)
Stock-based compensation	-	-	271	-	-	-	271
Pension liability adjustments, net of taxes	-	-	-	-	(117)	-	(117)
Foreign currency translation adjustment, net of taxes	-	-	-	-	(365)	-	(365)
Change in fair value of derivatives, net of taxes	-	-	-	-	(592)	-	(592)
June 30, 2018	25,878	$275	$27,546	$6,611	$(228)	$(4,622)	$29,582

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

The Company, founded in 1988, consists of a team of over 3,500 diverse people in eight countries.

The Company operates in three reporting segments: Digital Data Solutions (DDS) which is the Company’s core business, Agility PR Solutions (Agility), and Synodex. Agility and Synodex are venture businesses that utilize the Company’s capabilities and assets to provide digital workflow products to new markets.

Prior to the first quarter of 2018, the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018, the results for docGenix are reported within the DDS segment. As of June 30, 2018, Innodata Inc. owned 94% of docGenix.

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

The Company’s Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of June 30, 2018, Innodata Inc. owned 91% of Innodata Synodex, LLC.

The Company’s Agility segment provides public relations (“PR”) tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	Media contact database and email distribution capabilities to help PR professionals find and connect with journalists and influencers. The Agility media contact database includes detailed contact information of over 800,000 journalists, outlets, bloggers and influencers around the globe.
•	Media monitoring to help PR professionals track what is being said about their brand, industry or competitors. Users can monitor and report on coverage across print, broadcast, online and social media sources. With Agility’s self-service monitoring tool Agility Plus, users can create topic alerts, email news briefs/clipbooks, and pre-made executive reports to help analyze PR campaign reach and effectiveness.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

Agility also owns Bulldog Reporter, a publisher of PR-related news and insights, the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists. The Bulldog Awards program recognizes overall outstanding performance among PR and communications professionals as well as accomplishments in diverse categories including corporate social responsibility, media relations, digital and social marketing, and not-for-profit activity.

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2018 and the results of its operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows and stockholders’ equity for the six months ended June 30, 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, valuation of derivative instruments and estimated accruals for various tax exposures.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

Foreign Currency Translation - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in their consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

Revenue Recognition – Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services as per the agreement with the customer. The Company generates all its revenue from agreements with customers. In case there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

For the DDS segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform. Revenue from such services is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable.

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenues from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Valuation of Goodwill and Intangible Assets - The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30 of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. Due to a continuing decline in its stock price and other indicators of impairment that arose during 2018, the Company deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment, the Company concluded that the goodwill of the DDS segment, amounting to $675,000, is fully impaired. Refer to Note 3, “Goodwill and Intangible Assets”.

Recent Accounting Pronouncements - In February 2016 the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018. Early application is permitted. The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and consolidated financial statements but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

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

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	June 30,	December 31,
	2018	2017
Equipment	$13,639	$13,574
Software	8,101	7,291
Furniture and equipment	2,246	2,276
Leasehold improvements	5,319	5,342
Total	29,305	28,483
Less: accumulated depreciation and amortization	(22,253)	(21,294)
	$7,052	$7,189

Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense of property and equipment was approximately $1.1 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

Goodwill
Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	(49)
Goodwill impairment	(675)
Balance as of June 30, 2018	$2,108

Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	42
Balance as of June 30, 2017	$2,776

The Company recorded a full goodwill impairment of $675,000 for its DDS segment as of June 30, 2018.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. The continued decline in the Company’s stock price was viewed by the Company as a triggering event under ASU 2017-04 which required an assessment for possible goodwill impairment as of June 30, 2018. Under the provisions of ASU 2017-04, which the Company opted to early adopt, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value.

The Company performed this assessment as of June 30, 2018 and determined that the fair value of the Agility segment exceeded its carrying value, but the fair value of the DDS segment was below its carrying value. As a result, the Company recorded a full goodwill impairment of $675,000 for the DDS segment reporting unit as of June 30, 2018. In addition, the Company also recorded an adjustment to reverse the deferred tax liability that was previously recorded as a result of amortizing goodwill for tax purposes.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

			Trademarks		Media
	Developed	Customer	and trade		Contact
	technology	relationships	names	Patents	Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(107)	(104)	(13)	(2)	(21)	(247)
Balance as of June 30, 2018	$3,097	$2,160	$871	$44	$3,626	$9,798

			Trademarks		Media
	Developed	Customer	and trade		Contact
	technology	relationships	names	Patents	Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	84	65	4	1	75	229
Balance as of June 30, 2017	$3,103	$2,177	$869	$44	$3,585	$9,778

			Trademarks		Media
	Developed	Customer	and trade		Contact
	technology	relationships	names	Patents	Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	159	93	61	2	181	496
Foreign currency translation	(39)	(33)	(5)	-	(3)	(80)
Balance as of June 30, 2018	$1,022	$705	$386	$17	$725	$2,855

			Trademarks		Media
	Developed	Customer	and trade		Contact
	technology	relationships	names	Patents	Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	153	89	60	2	181	485
Foreign currency translation	18	15	2	1	2	38
Balance as of June 30, 2017	$716	$529	$265	$13	$358	$1,881

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended June 30, 2018 and 2017. Amortization expense relating to acquisition-related intangible assets was $0.5 million for each of the six months ended June 30, 2018 and 2017.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

Estimated amortization expense for intangible assets after June 30, 2018 is as follows (in thousands):

Year	Amortization
2018	$521
2019	945
2020	912
2021	912
2022	912
Thereafter	2,741
$6,943

4.	Income Taxes

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

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 the Company incurred an approximately $8.6 million toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against the Company’s net loss carryforwards. In addition, the Company remeasured its deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

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

As of June 30, 2018, the Company performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of the Company’s foreign subsidiaries.

The Company had unrecognized tax benefits of approximately $0.9 million as of June 30, 2018 and December 31, 2017, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at June 30, 2018 and December 31, 2017. The unrecognized tax benefits as of June 30, 2018 and December 31, 2017, if recognized, would have an impact on the Company’s effective tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of June 30, 2018, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2018 (in thousands):

Unrecognized tax
benefits
Balance - January 1, 2018	$911
Interest accrual	9
Foreign currency revaluation	(50)
Balance - June 30, 2018	$870

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2017.

In October 2010 the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it. Management believes that its recorded tax liability of $336,000 for this matter, which includes interest through June 30, 2018, is adequate.

In January 2012 the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2008. Management disagrees with the basis of this tax assessment and successfully appealed the assessment. The income tax assessing officer has filed an appeal against the decision entered in favor of the subsidiary. Management is contesting the appeal filed by the assessing officer. Management believes that its recorded tax liability of $350,000 for this matter, which includes interest through June 30, 2018, is adequate.

Management believes that the Company’s recorded tax liabilities are adequate in the aggregate for its income tax exposures.

In September 2015 the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $70 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

From time to time the Company is subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $184,000, which includes interest through June 30, 2018, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

5.	Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court.  In June 2018 the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $350,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of June 30, 2018, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

6.	Stock Options

On June 7, 2016 stockholders of the Company approved amendments to the Innodata Inc. 2013 Stock Plan. The Innodata Inc. 2013 Stock Plan as amended and restated effective June 7, 2016 is referred to herein as the “Plan.” The number of shares of common stock of Innodata Inc. (“Stock”) that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the “Share Reserve”). Shares subject to an option or stock appreciation rights granted under the Plan after June 7, 2016 shall count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 shall count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the 2009 Stock Plan (as amended and restated (the “Prior Plan”)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration shall be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata Inc. of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there shall be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value
Outstanding at January 1, 2018	4,241,799	$2.82
Granted	-	-
Exercised	-	-
Forfeited/expired	(691,944)	2.63
Outstanding at June 30, 2018	3,549,855	$2.86	5.04	$-

Exercisable at June 30, 2018	3,124,325	$2.91	4.61	$-

Vested and Expected to Vest at June 30, 2018	3,549,855	$2.86	5.04	$-

There were no options granted for the six months ended June 30, 2018.

The total compensation cost related to non-vested stock awards not yet recognized as of June 30, 2018 totaled approximately $0.5 million. The weighted average period over which these costs will be recognized is fourteen months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Direct operating costs	$55	$57	$109	$149
Selling and administrative expenses	76	132	162	328
Total stock-based compensation	$131	$189	$271	$477

7.	Long-term Obligations

Total long-term obligations as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	June 30,	December 31,
	2018	2017

Capital lease obligations	$695	$829
Deferred lease payments (1)	640	731
Microsoft licenses (2)	481	751
Acquisition related liability (3)	-	800
Lease incentive liability (4)	616	664
Pension obligations - accrued pension liability	2,823	2,835
	5,255	6,610
Less: Current portion of long-term obligations	1,354	2,133
Totals	$3,901	$4,477

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

(4) In the second quarter of 2017, the Company relocated its U.S. and Canadian headquarters to new premises. As a financial incentive for the Company to lease office space in each of the new locations, the respective lessor for each of the locations offered to partially defray the construction cost for the new office space by offering tenant improvement allowances, subject to the refund to be made by the Company of any unamortized portion of the allowance under specified circumstances as set forth in each lease. These amounts will be amortized based on the contractual lease term and recognized as a reduction in rent expense for the periods covered.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of June 30, 2018, and reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, were as follows (net of tax) (in thousands):

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Income (Loss)
Balance at April 1, 2018	$1,132	$(189)	$(715)	$228
Other comprehensive loss before reclassifications, net of taxes	-	(148)	(337)	(485)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,132	(337)	(1,052)	(257)
Net amount reclassified to earnings	(58)	87	-	29
Balance at June 30, 2018	$1,074	$(250)	$(1,052)	$(228)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Income (Loss)
Balance at April 1, 2017	$1,325	$(7)	$(1,369)	$(51)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(72)	274	202
Total other comprehensive income (loss) before reclassifications, net of taxes	1,325	(79)	(1,095)	151
Net amount reclassified to earnings	(61)	(103)	-	(164)
Balance at June 30, 2017	$1,264	$(182)	$(1,095)	$(13)

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive loss before reclassifications, net of taxes	-	(684)	(365)	(1,049)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(342)	(1,052)	(203)
Net amount reclassified to earnings	(117)	92	-	(25)
Balance at June 30, 2018	$1,074	$(250)	$(1,052)	$(228)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	161	298	459
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(157)	(1,095)	135
Net amount reclassified to earnings	(123)	(25)	-	(148)
Balance at June 30, 2017	$1,264	$(182)	$(1,095)	$(13)

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

9.	Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Agility PR Solutions (Agility), and Synodex.

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

The Agility segment provides PR tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility also owns Bulldog Reporter, a publisher of PR-related news and insights, the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

The results below for the three and six months ended June 30, 2017 are presented on a reclassified basis as if for the first and second quarters of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $165,000 and $340,000 for the three months ended June 30, 2018 and 2017, respectively. docGenix revenue was $297,000 and $618,000 for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
DDS	$10,826	$12,140	$21,303	$23,773
Synodex	1,013	871	1,995	1,595
Agility	2,431	2,289	5,092	4,885
Total Consolidated	$14,270	$15,300	$28,390	$30,253

Income (loss) before provision for income taxes(1):
DDS	$456	$1,162	$1,112	$983
Synodex	88	(750)	53	(1,792)
Agility	(555)	(555)	(870)	(717)
Total Consolidated	$(11)	$(143)	$295	$(1,526)

Income (loss) before provision for income taxes(2):
DDS	$400	$608	$990	$(117)
Synodex	127	(213)	134	(719)
Agility	(538)	(538)	(829)	(690)
Total Consolidated	$(11)	$(143)	$295	$(1,526)

	June 30, 2018	December 31, 2017
Total assets:
DDS	$23,677	$26,173
Synodex	616	678
Agility	21,299	21,020
Total Consolidated	$45,592	$47,871

	June 30, 2018	December 31, 2017

Goodwill:
DDS	$-	$675
Agility	2,108	2,157
Total Consolidated	$2,108	$2,832

(1) Before elimination of inter-segment profits

(2) After elimination of inter-segment profits

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

United States	$5,992	$8,372	$11,971	$14,993
United Kingdom	3,029	2,162	5,984	5,447
The Netherlands	1,827	1,589	3,589	3,483
Canada	1,469	1,370	2,938	2,845
Other - principally Europe	1,953	1,807	3,908	3,485
	$14,270	$15,300	$28,390	$30,253

Long-lived assets as of June 30, 2018 and December 31, 2017, respectively, by geographic region, are comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017

United States	$4,481	$5,321

Foreign countries:

Canada	6,892	6,888
United Kingdom	2,261	2,388
Philippines	1,192	1,446
India	846	1,042
Sri Lanka	383	504
Israel	46	36
Germany	2	2
Total foreign	11,622	12,306
	$16,103	$17,627

Two clients in the DDS segment generated approximately 31% of the Company’s total revenues for the three months ended June 30, 2018 and 28% of the Company’s total revenues for the three months ended June 30, 2017. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2018 but accounted for 10% of the Company’s total revenues for the three months ended June 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 45%, respectively, of the Company’s total revenues.

Two clients in the DDS segment generated approximately 31% of the Company’s total revenues for the six months ended June 30, 2018 and 29% of the Company’s total revenues for the six months ended June 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 50%, respectively, of the Company’s total revenues.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

As of June 30, 2018, approximately 68% of the Company's accounts receivable was from foreign (principally European) clients and 41% of the Company’s accounts receivable was due from three clients. As of December 31, 2017, approximately 61% of the Company's accounts receivable was from foreign (principally European) clients and 51% of the Company’s accounts receivable was due from three clients.

10.	Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(466)	$(166)	$(734)	$(1,896)

Weighted average common shares outstanding	25,877	25,877	25,877	25,753
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive effects	25,877	25,877	25,877	25,753

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 3.5 million shares and 5.1 million shares of common stock for the three months ended June 30, 2018 and 2017, respectively, were outstanding but not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. Options to purchase 3.5 million shares and 5.1 million shares of common stock for the six months ended June 30, 2018 and 2017, respectively, were outstanding but not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2018 and December 31, 2017 was $6.0 million and $15.9 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$342

Foreign currency forward contracts	Accrued expenses	$250	$-

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018 and 2017, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net gain (loss) recognized in OCI(1)	$(148)	$(72)	$(684)	$161
Net gain (loss) reclassified from accumulated OCI into income(2)	$(87)	$103	$(92)	$25
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income (loss) ("OCI").

(2)Effective portion classified within direct operating costs.

(3)There were no ineffective portions for the periods presented.

12.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2018 and December 31, 2017, because of the relative short maturity of these instruments.

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
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

•     Level 2: Observable inputs other than those included in Level 1.

•     Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables set forth the liabilities as of June 30, 2018 and December 31, 2017 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (in thousands).

June 30, 2018	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$250	$-

December 31, 2017	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$342	$-

The Level 2 liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of June 30, 2018 is included in accrued expenses in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2017 is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets.

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

The Company, founded in 1988, consists of a team of over 3,500 diverse people in eight countries.

The Company operates in three reporting segments: Digital Data Solutions (DDS) which is the Company’s core business, Agility PR Solutions (Agility), and Synodex. Agility and Synodex are venture businesses that utilize the Company’s capabilities and assets to provide digital workflow products to new markets.

Prior to the first quarter of 2018 we referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018 the results for docGenix are reported within the DDS segment. As of June 30, 2018, Innodata Inc. owned 94% of docGenix.

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

Many enterprises are embracing new digital information technologies and workflow processes within their operations to improve internal decision-support systems.

Our Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and deployed its APS.Extract® product for specific use with life insurance underwriting and claims. Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of June 30, 2018, Innodata Inc. owned 91% of Innodata Synodex, LLC.

Our Agility segment provides PR tools and related managed services that enable PR and communications professionals to identify influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	Media contact database and email distribution capabilities to help PR professionals find and connect with journalists and influencers. The Agility media database includes detailed contact information of over 800,000 journalists, outlets, bloggers and influencers around the globe.
•	Media monitoring to help PR professionals track what is being said about their brand, industry or competitors. Users can monitor and report on coverage across print, broadcast, online and social media sources. With Agility’s self-service monitoring tool Agility Plus, users can create topic alerts, email news briefs/clipbooks, and pre-made executive reports to help analyze PR campaign reach and effectiveness.

Agility’s managed services include:

•	Full-service media monitoring and PR analytic services. Our team of media analysts use our SaaS monitoring solution to pull coverage and hand curate daily news briefs to eliminate noise and duplicates and add context and sentiment. This enterprise-grade media monitoring solution is for clients with complex monitoring or reporting requirements.
•	Advanced PR reporting and analysis services including custom reports, PR measurement and social media / influencer analysis.

Agility also owns Bulldog Reporter, a publisher of PR-related news and insights, the Daily Dog, a well-known daily e-newsletter, and the Bulldog Awards, the only PR awards program judged exclusively by working journalists. The Bulldog Awards program recognizes overall outstanding performance among PR and communications professionals as well as accomplishments in diverse categories including corporate social responsibility, media relations, digital and social marketing, and not-for-profit activity.

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 2018, as applicable. Innodata Inc. is certified to the EU-U.S. Privacy Shield framework, which certification includes Synodex, Agility PR Solutions and Bulldog Reporter as covered entities. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

Revenues

Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for the services as per the agreement with the customer. The Company generates all its revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

For the DDS segment, revenue is recognized primarily based on the quantity delivered or resources utilized and in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee contracts, which are not significant to the overall revenues, are recognized on the percentage of completion method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered and the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform. Revenue from such services is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable.

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed and performance conditions are satisfied.

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

Contract acquisition costs for our DDS and Synodex segments are amortized over a maximum contract term of two years. Contract acquisition costs for our Agility segments are amortized over the term of the subscription agreement which normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

Valuation of Goodwill and Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30 of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During 2018, due to a continuing significant decline in its stock price and other indicators of impairment that arose during the second quarter of 2018, the Company deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment, the Company concluded that the goodwill of the DDS segment, amounting to $675,000 is fully impaired.

Adjusted EBITDA

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

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, it facilitates comparisons of the core operating performance of our Company from period to period on a consistent basis and helps us identify underlying trends in our business. We believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by the management in our financial and operational decision-making. We use this measure to establish operational goals for managing our business and evaluating our performance.

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

The following table reconciles net (loss) to Adjusted EBITDA for the periods presented (in thousands):

The results below for the six months ended June 30, 2017 are presented on a reclassified basis as if for the first and second quarters of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $165,000 and $340,000 for the three months ended June 30, 2018 and 2017, respectively. docGenix revenue was $297,000 and $618,000 for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(466)	$(166)	$(734)	$(1,896)
Depreciation and amortization	840	909	1,724	1,852
Goodwill impairment	675	-	675	-
Stock-based compensation	131	189	271	477
Provision for income taxes	451	94	1,033	539
Interest expense (income), net	10	1	14	(11)
Non-controlling interests	4	(71)	(4)	(169)
Adjusted EBITDA	$1,645	$956	$2,979	$792

DDS Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$(60)	$511	$(59)	$(657)
Depreciation and amortization	461	572	963	1,186
Goodwill impairment	675	-	675	-
Stock-based compensation	129	189	267	475
Provision for income taxes	463	104	1,057	551
Interest expense (income), net	7	(2)	8	(14)
Non-controlling interests	(4)	(4)	(9)	(10)
Adjusted EBITDA - DDS Segment	$1,671	$1,370	$2,902	$1,531

Synodex Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to Synodex Segment	$119	$(146)	$129	$(558)
Stock-based compensation	-	-	-	2
Non-controlling interests	8	(67)	5	(159)
Adjusted EBITDA - Synodex Segment	$127	$(213)	$134	$(715)

Agility Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(525)	$(531)	$(804)	$(681)
Depreciation and amortization	379	337	761	666
Stock-based compensation	2	-	4	-
Benefit from income taxes	(12)	(10)	(24)	(12)
Interest expense, net	3	3	6	3
Adjusted EBITDA - Agility Segment	$(153)	$(201)	$(57)	$(24)

Results of Operations

Three Months Ended June 30, 2018 and 2017

The results below for the three months ended June 30, 2017 are presented on a reclassified basis as if for the first and second quarters of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $165,000 and $340,000 in the three months ended June 30, 2018 and 2017, respectively.

Revenues

Total revenues were $14.3 million for the three months ended June 30, 2018 compared to $15.3 million for the three months ended June 30, 2017, a decrease of $1.0 million or approximately 7%.

Revenues from the DDS segment were $10.9 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of approximately $1.2 million or 10%. The decrease is primarily attributable to one large project that ended last year and is also attributable to volume fluctuations from other clients.

Revenues from the Synodex segment were $1.0 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.1 million or approximately 11%. This increase is primarily attributable to increased volume from one client.

Revenues from the Agility segment were $2.4 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.1 million or approximately 4%.

Two clients in the DDS segment generated approximately 31% of the Company’s total revenues for the three months ended June 30, 2018 and 28% of the Company’s total revenues for the three months ended June 30, 2017. Another client in the DDS segment accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2018 but accounted for 10% of the Company’s total revenues for the three months ended June 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 45%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $9.9 million and $11.4 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1.5 million or 13%. Direct operating costs as a percentage of total revenues decreased to 69% for the three months ended June 30, 2018 compared to 74% for the three months ended June 30, 2017.

Direct operating costs for the DDS segment were approximately $7.7 million and $9.0 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1.3 million or 14%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% and 74% for the three months ended June 30, 2018 and 2017, respectively. The decrease in direct operating costs is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Direct operating costs for the Synodex segment were $0.7 million for the three months ended June 30, 2018 and $0.8 million for the three months ended June 30, 2017, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 70% and 89% for the three months ended June 30, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 63% and 70% for the three months ended June 30, 2018 and 2017, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $3.7 million for the three months ended June 30, 2018 compared to $4.0 million for the three months ended June 30, 2017, a decrease of $0.3 million or approximately 8%. Selling and administrative expenses as a percentage of total revenues decreased to 26% for the three months ended June 30, 2018 compared to 27% for the three months ended June 30, 2017.

Selling and administrative expenses for the DDS segment were $2.1 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, a decline of $0.4 million or 16%. As a percentage of DDS revenues, DDS selling and administrative expenses were 19% for the three months ended June 30, 2018 and 21% for the three months ended June 30, 2017. The decline in selling and administrative expenses is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.2 million for the three months ended June 30, 2018 and $0.3 million for the three months ended June 30, 2017, respectively. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 20% for the three months ended June 30, 2018 and 33% for the three months ended June 30, 2017.

Selling and administrative expenses for the Agility segment were $1.4 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $0.2 million or 17%. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 58% for the three months ended June 30, 2018 and 52% for the three months ended June 30, 2017.

Goodwill Impairment

During the three months ended June 30, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the three months ended June 30, 2017.

We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the Company’s estimated fair value, as determined based on our stock price, to our net book value. The continued decline in our stock price was viewed as a triggering event under ASU 2017-04 which required an assessment for possible goodwill impairment as of June 30, 2018. Under the provisions of ASU 2017-04, which we opted to early adopt, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value.

We performed this assessment as of June 30, 2018 and determined that the fair value of the Agility segment exceeded its carrying value, but that the fair value of the DDS segment was below its carrying value. As a result, we recorded a full goodwill impairment of $675,000 for the DDS segment reporting unit as of June 30, 2018. In addition, we also recorded an adjustment to reverse the deferred tax liability that was previously recorded as a result of amortizing goodwill for tax purposes.

Income Taxes

We recorded a provision for income taxes of $0.5 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

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

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 we incurred an approximately $8.6 million toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against our Company’s net loss carryforwards. In addition, we remeasured our deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

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

For the six months ended June 30, 2018, we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Loss

We incurred a net loss of $0.5 million during the three months ended June 30, 2018 compared to a net loss of $0.2 million during the three months ended June 30, 2017.

The net loss for the DDS segment was $0.1 million for the three months ended June 30, 2018, compared to net income of $0.5 million for the three months ended June 30, 2017, net of intersegment profits. Net income for the Synodex segment was $0.1 million for the three months ended June 30, 2018 compared to a net loss of $0.2 million for the three months ended June 30, 2017, net of intersegment profits. Net loss for the Agility segment was $0.5 million for each of the three months ended June 30, 2018 and 2017.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2018 was $1.6 million compared to $1.0 million for the three months ended June 30, 2017. Adjusted EBITDA for the DDS segment was $1.7 million compared to $1.4 million for the three months ended June 30, 2018 and 2017, respectively. Adjusted EBITDA was $0.1 million and a loss of $0.2 million for the Synodex segment for the three months ended June 30, 2018 and 2017, respectively. Adjusted EBITDA was a loss of $0.2 million for each of the three months ended June 30, 2018 and 2017 for the Agility segment.

Six Months Ended June 30, 2018 and 2017

The results below for the six months ended June 30, 2017 are presented on a reclassified basis as if for the six months of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $297,000 and $618,000 in the six months ended June 30, 2018 and 2017, respectively.

Revenues

Total revenues were $28.4 million for the six months ended June 30, 2018 compared to $30.3 million for the six months ended June 30, 2017, a decrease of $1.9 million or 6%.

Revenues from the DDS segment were $21.3 million and $23.8 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of approximately $2.5 million or 11%. Approximately $1.5 million of the decrease is attributable to one large project that ended last year and the balance is attributable to volume fluctuations from other clients.

Revenues from the Synodex segment were $2.0 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $0.4 million or 25%. The increase is primarily due to additional volume from an existing client combined with volume increases from other clients.

Revenues from the Agility segment were $5.1 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.

Two clients in the DDS segment generated approximately 31% of the Company’s total revenues for the six months ended June 30, 2018 and 29% of the Company’s total revenues for the six months ended June 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2018 and 2017, revenues from non-U.S. clients accounted for 58% and 50%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $19.8 million and $23.1 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $3.3 million or 14%. Direct operating costs as a percentage of total revenues were 70% for the six months ended June 30, 2018 and 76% for the six months ended June 30, 2017.

Direct operating costs for the DDS segment were approximately $15.2 million and $18.4 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $3.2 million or 17%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% and 77% for the six months ended June 30, 2018 and 2017, respectively. The decrease in direct operating costs is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Direct operating costs for the Synodex segment were $1.5 million for the six months ended June 30, 2018 and $1.7 million for the six months ended June 30, 2017, net of intersegment profits. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 75% and 106% for the six months ended June 30, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were $3.1 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 61% for each of the six months ended June 30, 2018 and 2017, respectively. The increase is due to higher content related costs.

Selling and Administrative Expenses

Selling and administrative expenses were $7.6 million for the six months ended June 30, 2018 compared to $8.7 million for the six months ended June 30, 2017, a decrease of $1.1 million or 13%. Selling and administrative expenses as a percentage of total revenues decreased to 27% for the six months ended June 30, 2018 from 29% for the six months ended June 30, 2017.

Selling and administrative expenses for the DDS segment were $4.4 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively, a decline of $1.1 million or 20%. As a percentage of DDS revenues, DDS selling and administrative expenses were 21% and 23% for each of the six months ended June 30, 2018 and 2017, respectively. The decline in selling and administrative expenses is attributed to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.4 million and $0.6 million for each of the six months ended June 30, 2018 and 2017, respectively. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 20% and 38% for the six months ended June 30, 2018 and 2017, respectively.

Selling and administrative expenses for the Agility segment were $2.8 million and $2.6 million for each of the six months ended June 30, 2018 and 2017, respectively. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 55% and 53% for the six months ended June 30, 2018 and 2017.

Goodwill Impairment

During the six months ended June 30, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the six months ended June 30, 2017.

We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the Company’s estimated fair value, as determined based on our stock price, to our net book value. The continued decline in our stock price was viewed as a triggering event under ASU 2017-04 which required an assessment for possible goodwill impairment as of June 30, 2018. Under the provisions of ASU 2017-04, which we opted to early adopt, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value.

We performed this assessment as of June 30, 2018 and determined that the fair value of the Agility segment exceeded its carrying value, but that the fair value of the DDS segment was below its carrying value. As a result, we recorded a full goodwill impairment of $675,000 for the DDS segment reporting unit as of June 30, 2018. In addition, we also recorded an adjustment to reverse the deferred tax liability that was previously recorded as a result of amortizing goodwill for tax purposes.

Income Taxes

We recorded a provision for income taxes of $1.0 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

For the six months ended June 30, 2018, we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

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

Net Loss

We incurred a net loss of $0.7 million during the six months ended June 30, 2018 compared to net loss of $1.9 million during the six months ended June 30, 2017.

The DDS segment was breakeven for the six months ended June 30, 2018, compared to a net loss of $0.6 million for the six months ended June 30, 2017, net of intersegment profits. The change is due to the decline in revenues offset by a decline in direct operating costs and selling and administrative expenses attributed to our cost rationalization initiatives.

The net income for the Synodex segment was $0.1 million for the six months ended June 30, 2018 compared to net loss of $0.6 million for the six months ended June 30, 2017, net of intersegment profits. The change is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

The net loss for the Agility segment was $0.8 million for the six months ended June 30, 2018 compared to a net loss of $0.7 million for the six months ended June 30, 2017.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2018 was $3.0 million compared to Adjusted EBITDA of $0.8 million for the six months ended June 30, 2017. Adjusted EBITDA for the DDS segment was $2.9 million for the six months ended June 30, 2018 compared to $1.5 million for the six months ended June 30, 2017. Adjusted EBITDA was $0.1 million and a loss of $0.7 million for the Synodex segment for the six months ended June 30, 2018 and 2017, respectively. Adjusted EBITDA was break-even for each of the six months ended June 30, 2018 and 2017 for the Agility segment.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$11,706	$11,407
Working capital	9,496	9,729

At June 30, 2018, we had cash and cash equivalents of $11.7 million, of which $5.4 million was held by our foreign subsidiaries, and the $6.3 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $24.8 million. Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of June 30, 2018, we had working capital of approximately $9.5 million, as compared to working capital of approximately $9.7 million as of December 31, 2017.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs, at least through August 2019. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise would materially and adversely affect the Company.

Net Cash Provided By Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2018 was $3.0 million, resulting from a net loss of $0.7 million and adjustments for non-cash items of $2.9 million and $0.8 million from working capital. Adjustments for non-cash items primarily consisted of $1.7 million for depreciation and amortization, goodwill impairment of $0.7 million, stock option expense of $0.3 million and a reduction in deferred tax provisions of $0.2 million. Working capital activities primarily consisted of a source of cash of $1.5 million due to a decrease in accounts receivable offset by a $0.7 million increase in the other working capital accounts.

Our days’ sales outstanding (DSO) for the six months ended June 30, 2018 were 59 days compared to 61 days for the year ended for the year ended December 31, 2017. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the six months ended June 30, 2018 cash used in our investing activities was $1.3 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the Synodex segment.

During the next twelve months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 to $2.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the six months ended June 30, 2018, cash used in financing activities was for payments of long-term obligations of $1.4 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at June 30, 2018 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Capital leases	$695	$471	$224	$-	$-
Vendor obligations	481	379	102	-	-
Non-cancellable operating leases	2,485	484	733	472	796
Total contractual cash obligations	$3,661	$1,334	$1,059	$472	$796

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

In January 2017 the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We opted to early adopt the provisions of ASU 2017-04 in the second quarter of 2018. We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the estimated fair value of the Company, as determined based on its stock price, to its net book value. In applying the new guidance, we consider changes in the current business and economic factors that would be considered as “triggering events”. Such triggering events require an assessment for possible goodwill impairment. Due to the continuing decline in the Company’s stock price, we deemed it appropriate to assess goodwill impairment for our DDS and Agility segments as of June 30, 2018. Based on our assessment we concluded that the goodwill of the DDS segment, amounting to $675,000, is fully impaired as of June 30, 2018.

In March 2017 the FASB issued guidance on Compensation - Retirement Benefits relating to improvements in the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing U.S. GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in the guidance require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in the guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The guidance was effective for interim and annual periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 and it had no material impact on the consolidated financial statements.

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

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

The following information replaces the disclosure under “Legal Proceedings” in Part I, Item 3. in our Annual Report on Form 10-K for the year ended December 31, 2017:

In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017 a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court. In June 2018 the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No. 07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

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

INNODATA INC.

Date:	August 13, 2018	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 13, 2018	/s/ Jack Abuhoff
Acting Principal Financial Officer