Form 10-Q
period 2018-09-30
INNODATA INC
filed 2018-11-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-35774

INNODATA INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Challenger Road	07660
Ridgefield Park, New Jersey	(Zip Code)
(Address of principal executive offices)

(201) 371-8000

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer  ☑     Smaller reporting company ☑     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of November 1, 2018 was 25,877,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2018

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,890	$11,407
Accounts receivable, net	9,065	10,291
Prepaid expenses and other current assets	5,209	3,630
Total current assets	26,164	25,328
Property and equipment, net	7,080	7,189
Other assets	2,580	3,159
Deferred income taxes	1,419	1,757
Intangibles, net	6,743	7,606
Goodwill	2,122	2,832
Total assets	$46,108	$47,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185	$1,258
Accrued expenses	4,727	5,571
Accrued salaries, wages and related benefits	4,771	5,539
Income and other taxes	3,224	1,098
Current portion of long-term obligations	1,283	2,133
Total current liabilities	15,190	15,599
Deferred income taxes	550	614
Long-term obligations, net of current portion	3,608	4,477

Non-controlling interests	(3,446)	(3,938)
Commitments and contingencies	-	-
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,877,454 outstanding at September 30, 2018 and December 31, 2017	275	275
Additional paid-in capital	27,322	27,275
Retained earnings	7,299	7,345
Accumulated other comprehensive (loss) income	(68)	846
	34,828	35,741
Less: treasury stock, 1,681,000 shares, at cost	(4,622)	(4,622)
Total stockholders’ equity	30,206	31,119
Total liabilities and stockholders’ equity	$46,108	$47,871

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$14,049	$15,018
Operating costs and expenses:
Direct operating costs	9,237	11,463
Selling and administrative expenses	3,640	4,438
Interest expense, net	10	2
	12,887	15,903

Income (loss) before provision for income taxes	1,162	(885)

Provision for income taxes	469	268

Net income (loss)	693	(1,153)

Income (loss) attributable to non-controlling interests	5	(85)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$688	$(1,068)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	25,877	25,877
Diluted	26,093	25,877

Comprehensive income (loss):
Net income (loss)	$693	$(1,153)
Pension liability adjustment, net of taxes	(57)	(60)
Change in fair value of derivatives, net of taxes	103	(37)
Foreign currency translation adjustment, net of taxes	114	482
Other comprehensive income	160	385
Total comprehensive income (loss)	853	(768)
Comprehensive income (loss) attributed to non-controlling interest	5	(85)
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$848	$(683)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2018	2017
Revenues	$42,439	$45,271
Operating costs and expenses:
Direct operating costs	29,060	34,585
Selling and administrative expenses	11,223	13,106
Interest expense (income), net	24	(9)
Goodwill impairment	675	-
	40,982	47,682

Income (loss) before provision for income taxes	1,457	(2,411)

Provision for income taxes	1,502	807

Net loss	(45)	(3,218)

Income (loss) attributable to non-controlling interests	1	(254)

Net loss attributable to Innodata Inc. and Subsidiaries	$(46)	$(2,964)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.00)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	25,877	25,795

Comprehensive loss:
Net loss	$(45)	$(3,218)
Pension liability adjustment, net of taxes	(174)	(183)
Change in fair value of derivatives, net of taxes	(489)	99
Foreign currency translation adjustment	(251)	780
Other comprehensive income (loss)	(914)	696
Total comprehensive loss	(959)	(2,522)
Comprehensive income (loss) attributed to non-controlling interest	1	(254)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(960)	$(2,268)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(45)	$(3,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,558	2,771
Goodwill impairment	675	-
Stock-based compensation	539	662
Deferred income taxes	285	(287)
Pension cost	(15)	208
Changes in operating assets and liabilities:
Accounts receivable	1,053	713
Prepaid expenses and other current assets	(1,960)	(150)
Other assets	656	(110)
Accounts payable and accrued expenses	(902)	(183)
Accrued salaries, wages and related benefits	(757)	363
Income and other taxes	1,919	395
Net cash provided by operating activities	4,006	1,164

Cash flows from investing activities:
Capital expenditures	(1,700)	(2,887)
Net cash used in investing activities	(1,700)	(2,887)

Cash flows from financing activities:
Proceeds from equipment financing	-	951
Payment of long-term obligations	(1,792)	(1,030)
Net cash used in financing activities	(1,792)	(79)

Effect of exchange rate changes on cash and cash equivalents	(31)	98

Net increase (derease) in cash and cash equivalents	483	(1,704)

Cash and cash equivalents, beginning of period	11,407	14,172

Cash and cash equivalents, end of period	$11,890	$12,468

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$426	$811
Vendor financed software licenses acquired	$-	$1,213
Common stock issued for MediaMiser acquisition	$-	$525
Change in non-controlling interest	$(492)	$-

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2018	25,877	$275	$27,275	$7,345	$846	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(46)	-	-	(46)
Stock-based compensation	-	-	539	-	-	-	539
Acquisition of non-controlling interest	-	-	(492)	-	-	-	(492)
Pension liability adjustments, net of taxes	-	-	-	-	(174)	-	(174)
Foreign currency translation adjustment, net of taxes	-	-	-	-	(251)	-	(251)
Change in fair value of derivatives, net of taxes	-	-	-	-	(489)	-	(489)
September 30, 2018	25,877	$275	$27,322	$7,299	$(68)	$(4,622)	$30,206

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Prior to the first quarter of 2018, the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018, the results for docGenix are reported within the DDS segment. As of September 30, 2018, Innodata Inc. owned 94% of docGenix.

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company's Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The Company's Synodex segment operates through the Company's Innodata Synodex, LLC subsidiary. As of September 30, 2018, Innodata Inc. owned 92.5% of Innodata Synodex, LLC, an increase of 1.5% from June 30, 2018. As a result, the Company reduced the carrying value of the non-controlling interest in Innodata Synodex, LLC by approximately $492,000, which was charged against the Company's additional paid-in capital.

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2018, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017, and stockholders’ equity for the nine months ended September 30, 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2017 consolidated financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Foreign Currency Translation - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in their consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenues as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with the Company functioning as a principal due to the Company meeting the following criteria. It acts as the primary obligor in the sales transaction, assumes the credit risk, sets the price, can select suppliers, and is involved in the execution of the services, including after sales service.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30 of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, the Company adopted Accounting Standard Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged compared to the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. Due to a continuing decline in its stock price and other indicators of impairment that arose during the second quarter of 2018, the Company deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment the Company concluded that the goodwill of the DDS segment, amounting to $675,000, is fully impaired. Refer to Note 3, “Goodwill and Intangible Assets”.

The Company conducted its annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and the Company concluded that there is no impairment of the goodwill of the Agility segment.

Recent Accounting Pronouncements - In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018. Early application is permitted. The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and consolidated financial statements but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

2.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	September 30,	December 31,
	2018	2017
Equipment	$13,478	$13,574
Software	8,605	7,291
Furniture and equipment	2,257	2,276
Leasehold improvements	5,331	5,342
Total	29,671	28,483
Less: accumulated depreciation and amortization	(22,591)	(21,294)
	$7,080	$7,189

Depreciation and amortization expense of property and equipment was approximately $0.5 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense of property and equipment was approximately $1.7 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

Goodwill
Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	(35)
Goodwill impairment	(675)
Balance as of September 30, 2018	$2,122

Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	105
Balance as of September 30, 2017	$2,839

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2018 and reached the conclusion that there is no goodwill impairment because the Agility segment’s fair value exceeded its carrying value.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(63)	(53)	(9)	(1)	(42)	(168)
Balance as of September 30, 2018	$3,141	$2,211	$875	$45	$3,605	$9,877

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	204	170	22	3	137	536
Balance as of September 30, 2017	$3,223	$2,282	$887	$46	$3,647	$10,085

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	238	139	91	3	274	745
Foreign currency translation	(22)	(16)	(3)	1	(10)	(50)
Balance as of September 30, 2018	$1,118	$768	$418	$19	$811	$3,134

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	233	135	90	3	271	732
Foreign currency translation	50	42	7	2	10	111
Balance as of September 30, 2017	$828	$602	$300	$15	$456	$2,201

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended September 30, 2018 and 2017. Amortization expense relating to acquisition-related intangible assets was $0.7 million for each of the nine months ended September 30, 2018 and 2017.

Estimated amortization expense for intangible assets after September 30, 2018 is as follows (in thousands):

Year	Amortization
2018	$246
2019	984
2020	919
2021	919
2022	920
Thereafter	2,755
$6,743

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

4.	Income Taxes

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

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 the Company incurred an approximately $9.1 million toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against the Company’s net loss carryforwards. In addition, the Company remeasured its deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

The Company will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until its cumulative exposure for unrepatriated foreign earnings reaches a threshold of $25.8 million. Nevertheless, the Company currently intends to reinvest the foreign earnings in its foreign subsidiaries and not repatriate them to the U.S. until needed because of the foreign jurisdiction withholding taxes that the Company would incur on repatriation.

As of September 30, 2018, the Company performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of the Company’s foreign subsidiaries.

The Company had unrecognized tax benefits of approximately $0.8 million as of September 30, 2018 and $0.9 million December 31, 2017, respectively. The portion of unrecognized tax benefits relating to interest and penalties was approximately $0.4 million at September 30, 2018 and December 31, 2017. The unrecognized tax benefits as of September 30, 2018 and December 31, 2017, if recognized, would have an impact on the Company’s effective tax rate.

Our deferred tax assets are primarily on account of continuing losses incurred by our U.S. entity and Canadian subsidiaries and temporary differences arising from accrued expenses and book versus tax depreciation methods in our Asian subsidiaries. In assessing its realization, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of September 30, 2018, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2018 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2018	$911
Interest accrual	-
Foreign currency revaluation	(77)
Balance - September 30, 2018	$834

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company is no longer subject to examination by Federal tax authorities for years prior to 2006 and by New Jersey tax authorities for years prior to 2012. Various foreign subsidiaries currently have open tax years from 2003 through 2017.

In October 2010, the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it. Management believes that its recorded tax liability of $317,000 for this matter, which includes interest, is adequate.

In January 2012, the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2008. Management disagrees with the basis of this tax assessment and successfully appealed the assessment. The income tax assessing officer has filed an appeal against the decision entered in favor of the subsidiary. Management is contesting the appeal filed by the assessing officer. Management believes that its recorded tax liability of $332,000 for this matter, which includes interest, is adequate.

Management believes that the Company’s recorded tax liabilities are adequate in the aggregate for its income tax exposures.

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $65.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016, service tax is no longer applicable to OID or BS Services.

In October 2016, the Company’s Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Indian subsidiary disagrees with the basis of this decision and is contesting it vigorously. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable.

From time-to-time the Company is subject to various other tax proceedings and claims for its Philippines subsidiaries. The Company has recorded a tax provision amounting to $184,000, which includes interest, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

5.	Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount as recalculated in November 2017 by the Philippines Department of Labor and Employment National Labor Relations Commission aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC.  In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director and/or officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of September 30, 2018, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

6.	Stock Options

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,241,799	$2.82
Granted	1,997,500	1.09
Exercised	-	-
Forfeited/Expired	(775,413)	2.66
Outstanding at September 30, 2018	5,463,886	$2.21	5.80	$751,100

Exercisable at September 30, 2018	3,427,231	$2.75	4.99	$108,320

Vested and Expected to Vest at September 30, 2018	5,463,886	$2.21	5.80	$751,100

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted and weighted average assumptions are as follows:

	Nine Months Ended
	September 30,
	2018	2017
Weighted average fair value of options granted	$0.54	$0.72

Risk-free interest rate	2.77%	1.91%
Expected life (years)	5-6	6
Expected volatility factor	49%	49.62%
Expected dividends	-	-

The compensation cost related to non-vested stock awards not yet recognized as of September 30, 2018 totaled approximately $1.3 million. The weighted average period over which these costs will be recognized is 22 months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct operating costs	$62	$55	$171	$204
Selling and administrative expenses	206	130	368	458
Total stock-based compensation	$268	$185	$539	$662

7.	Long-term Obligations

Total long-term obligations as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Capital lease obligations	$530	$829
Deferred lease payments (1)	593	731
Microsoft licenses (2)	344	751
Acquisition related liability (3)	-	800
Lease incentive liability (4)	605	664
Pension obligations - accrued pension liability	2,819	2,835
	4,891	6,610
Less: Current portion of long-term obligations	1,283	2,133
Totals	$3,608	$4,477

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

8.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2018, and reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2018	$1,074	$(250)	$(1,052)	$(228)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(50)	114	64
Total other comprehensive income (loss) before reclassifications, net of taxes	1,074	(300)	(938)	(164)
Net amount reclassified to earnings	(57)	153	-	96
Balance at September 30, 2018	$1,017	$(147)	$(938)	$(68)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2017	$1,264	$(182)	$(1,095)	$(13)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(119)	482	363
Total other comprehensive income (loss) before reclassifications, net of taxes	1,264	(301)	(613)	350
Net amount reclassified to earnings	(60)	82	-	22
Balance at September 30, 2017	$1,204	$(219)	$(613)	$372

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive loss before reclassifications, net of taxes	-	(734)	(251)	(985)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(392)	(938)	(139)
Net amount reclassified to earnings	(174)	245	-	71
Balance at September 30, 2018	$1,017	$(147)	$(938)	$(68)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	42	780	822
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	(276)	(613)	498
Net amount reclassified to earnings	(183)	57	-	(126)
Balance at September 30, 2017	$1,204	$(219)	$(613)	$372

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

The results below for the three and nine months ended September 30, 2017 are presented on a reclassified basis as if for the first nine months of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $126,000 and $224,000 for the three months ended September 30, 2018 and 2017, respectively. docGenix revenue was $423,000 and $843,000 for the nine months ended September 30, 2018 and 2017, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
DDS	$10,756	$11,841	$32,059	$35,614
Synodex	1,013	969	3,008	2,564
Agility	2,280	2,208	7,372	7,093
Total Consolidated	$14,049	$15,018	$42,439	$45,271

Income (loss) before provision for income taxes(1):
DDS	$1,731	$887	$2,843	$1,870
Synodex	91	(826)	144	(2,618)
Agility	(660)	(946)	(1,530)	(1,663)
Total Consolidated	$1,162	$(885)	$1,457	$(2,411)

Income (loss) before provision for income taxes(2):
DDS	$1,673	$310	$2,663	$193
Synodex	132	(270)	266	(989)
Agility	(643)	(925)	(1,472)	(1,615)
Total Consolidated	$1,162	$(885)	$1,457	$(2,411)

	September 30, 2018	December 31, 2017
Total assets:
DDS	$23,430	$26,173
Synodex	495	678
Agility	22,183	21,020
Total Consolidated	$46,108	$47,871

	September 30, 2018	December 31, 2017
Goodwill:
DDS	$-	$675
Agility	2,122	2,157
Total Consolidated	$2,122	$2,832

(1)	Before elimination of inter-segment profits
(2)	After elimination of inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$6,481	$7,637	$18,452	$22,630
United Kingdom	2,403	2,320	8,387	7,767
The Netherlands	1,896	1,704	5,485	5,187
Canada	1,459	1,367	4,397	4,212
Other - principally Europe	1,810	1,990	5,718	5,475
	$14,049	$15,018	$42,439	$45,271

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Long-lived assets as of September 30, 2018 and December 31, 2017, respectively, by geographic region, are comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
United States	$4,385	$5,321

Foreign countries:
Canada	7,228	6,888
United Kingdom	2,177	2,388
Philippines	1,043	1,446
India	740	1,042
Sri Lanka	331	504
Israel	39	36
Germany	2	2
Total foreign	11,560	12,306
	$15,945	$17,627

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the three months ended September 30, 2018 and 30% of the Company’s total revenues for the three months ended September 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 49% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively.

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the nine months ended September 30, 2018 and 29% of the Company’s total revenues for the nine months ended September 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 57% and 50% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, approximately 56% of the Company's accounts receivable was from foreign (principally European) clients and 43% of the Company’s accounts receivable was due from three clients. As of December 31, 2017, approximately 61% of the Company's accounts receivable was from foreign (principally European) clients and 51% of the Company’s accounts receivable was due from three clients.

10.	Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$688	$(1,068)	$(46)	$(2,964)

Weighted average common shares outstanding	25,877	25,877	25,877	25,795
Dilutive effect of outstanding options	216	-	-	-
Adjusted for dilutive effects	26,093	25,877	25,877	25,795

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 3.5 million shares and 5.1 million shares of common stock for the three months ended September 30, 2018 and 2017, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive. Options to purchase 4.3 million shares and 5.1 million shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive.

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

To manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company utilizes non-deliverable forward contracts expiring within 12 months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of September 30, 2018 and December 31, 2017 was $2.6 million and $15.9 million, respectively, which is comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$342

Foreign currency forward contracts	Accrued expenses	$147	$-

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net gain (loss) recognized in OCI(1)	$(50)	$(119)	$(734)	$42
Net loss reclassified from accumulated OCI into income(2)	$(153)	$(82)	$(245)	$(57)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (loss) ("OCI").
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

12.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2018 and December 31, 2017, because of the relative short maturity of these instruments.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

The following tables set forth the liabilities as of September 30, 2018 and December 31, 2017 that the Company measured at fair value, on a recurring basis by level, within the fair value hierarchy (in thousands). As required by the standard, liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (in thousands).

September 30, 2018	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$147	$-

December 31, 2017	Level 1	Level 2	Level 3

Assets
Derivatives	$-	$342	$-

The Level 2 assets and liabilities contain foreign currency forward contracts. Fair value is determined based on the observable market transactions of spot and forward rates. The fair value of these contracts as of September 30, 2018 is included in accrued expenses in the accompanying condensed consolidated balance sheets. The fair value of these contracts as of December 31, 2017 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Prior to the first quarter of 2018 we referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018 the results for docGenix are reported within the DDS segment. As of September 30, 2018, Innodata Inc. owned 94% of docGenix.

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

Agility’s software-as-a-service (SaaS) tools include:

•	Media contact database and email distribution capabilities to help PR professionals find and connect with journalists and influencers. The Agility media database includes detailed contact information of over 800,000 journalists, outlets, bloggers and influencers around the globe.
•	Media monitoring to help PR professionals track what is being said about their brand, industry or competitors. Users can monitor and report on coverage across print, broadcast, online and social media sources. With Agility’s self-service monitoring tool Agility Plus, users can create topic alerts, email news briefs/ clipbooks, and pre-made executive reports to help analyze PR campaign reach and effectiveness.

Agility’s managed services include:

•	Full-service media monitoring and PR analytic services. Our team of media analysts use our SaaS monitoring solution to pull coverage and hand curate daily news briefs to eliminate noise and duplicates and add context and sentiment. This enterprise-grade media monitoring solution is for clients with complex monitoring or reporting requirements.
•	Advanced PR reporting and analysis services including custom reports, PR measurement and social media / influencer analysis.

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

Our Synodex segment designs and develops new capabilities to enable clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the data to augment decision support. The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management and clinical trial support services. Synodex has developed and deployed its APS.Extract® product for specific use with life insurance underwriting and claims. Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of September 30, 2018, Innodata Inc. owned 92.5% of Innodata Synodex, LLC an increase of 1.5% from June 30, 2018. As a result, the Company reduced the carrying value of the non-controlling interest in Innodata Synodex, LLC by approximately $492,000, which was charged against the Company’s additional paid-in capital.

We provide our services using a globally distributed workforce utilizing advanced technologies that automate portions of our process and help ensure that our work product is highly accurate and consistent.

Our delivery centers in Asia are ISO 27001 certified. In addition, we comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 2018, as applicable. Innodata Inc. is certified to the EU-U.S. Privacy Shield framework, which certification includes Innodata Synodex, Innodata docGenix, Agility PR Solutions and Bulldog Reporter as covered entities. We encrypt all individual protected health information, both at rest and in motion, to the AES 256 or similar standard, and we employ a range of security features including monitored firewalls and intrusion detection devices.

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

The Agility segment derives its revenues primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenues as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenues from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with the Company functioning as a principal due to the Company meeting the following criteria. It acts as the primary obligor in the sales transaction, assumes the credit risk, sets the price, can select suppliers, and is involved in the execution of the services, including after sales service.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30 of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During 2018, due to a continuing decline in its stock price and other indicators of impairment that arose during the second quarter of 2018, the Company deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment, the Company concluded that the goodwill of the DDS segment, amounting to $675,000 is fully impaired.

The Company conducted its annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and the Company concluded that there is no impairment of the goodwill of the Agility segment.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

The results below for the three and nine months ended September 30, 2017 are presented on a reclassified basis as if for the first nine months of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $126,000 and $224,000 for the three months ended September 30, 2018 and 2017, respectively. docGenix revenue was $423,000 and $843,000 for the nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$688	$(1,068)	$(46)	$(2,964)
Depreciation and amortization	833	919	2,558	2,771
Goodwill impairment	-	-	675	-
Stock-based compensation	268	185	539	662
Provision for income taxes	469	268	1,502	807
Interest expense (income), net	10	2	24	(9)
Non-controlling interests	5	(85)	1	(254)
Adjusted EBITDA	$2,273	$221	$5,253	$1,013

DDS Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$1,194	$47	$1,135	$(610)
Depreciation and amortization	444	546	1,408	1,732
Goodwill impairment	-	-	675	-
Stock-based compensation	266	183	533	658
Provision for income taxes	481	278	1,538	829
Interest expense (income), net	8	(2)	16	(16)
Non-controlling interests	(2)	(12)	(11)	(22)
Adjusted EBITDA - DDS Segment	$2,391	$1,040	$5,294	$2,571

Synodex Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to Synodex Segment	$125	$(196)	$254	$(754)
Stock-based compensation	-	-	-	2
Non-controlling interests	7	(73)	12	(232)
Adjusted EBITDA (loss) - Synodex Segment	$132	$(269)	$266	$(984)

Agility Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(631)	$(919)	$(1,435)	$(1,600)
Depreciation and amortization	389	373	1,150	1,039
Stock-based compensation	2	2	6	2
Benefit from income taxes	(12)	(10)	(36)	(22)
Interest expense, net	2	4	8	7
Adjusted EBITDA (loss) - Agility Segment	$(250)	$(550)	$(307)	$(574)

Results of Operations

Three Months Ended September 30, 2018 and 2017

The results below for the three months ended September 30, 2017 are presented on a reclassified basis as if for the third quarter of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $126,000 and $224,000 in the three months ended September 30, 2018 and 2017, respectively.

Revenues

Total revenues were $14.0 million for the three months ended September 30, 2018 compared to $15.0 million for the three months ended September 30, 2017, a decrease of approximately $1.0 million or 7%.

Revenues from the DDS segment were $10.8 million and $11.8 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately $1 million or 8%. The decrease is attributable to one large project that ended last year, a decrease in volume from one client and the balance is attributable to volume fluctuations from other clients.

Revenues from the Synodex segment were $1.0 million for each of the three months ended September 30, 2018 and 2017.

Revenues from the Agility segment were $2.3 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, an increase of approximately $0.1 million or 5%.

Two clients in the DDS segment generated approximately 29% of the Company’s total revenues for the three months ended September 30, 2018 and 30% of the Company’s total revenues for the three months ended September 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 49% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively.

Direct Operating Costs

Direct operating costs were $9.2 million and $11.5 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2.3 million or 20%. Direct operating costs as a percentage of total revenues decreased to 66% for the three months ended September 30, 2018 compared to 77% for the three months ended September 30, 2017.

Direct operating costs for the DDS segment were approximately $6.9 million and $8.9 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2.0 million or 22%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 64% and 75% for the three months ended September 30, 2018 and 2017, respectively. The decrease in direct operating costs is attributable to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Direct operating costs for the Synodex segment were $0.8 million for the three months ended September 30, 2018 and $1.0 million for the three months ended September 30, 2017, net of intersegment profits, a decrease of $0.2 million or 20%. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 80% and 100% for the three months ended September 30, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were $1.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.1 million or 6%. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 70% and 73% for the three months ended September 30, 2018 and 2017, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $3.7 million for the three months ended September 30, 2018 compared to $4.5 million for the three months ended September 30, 2017, a decrease of $0.8 million or approximately 18%. Selling and administrative expenses as a percentage of total revenues were 26% and 30% for the three months ended September 30, 2018 and 2017, respectively.

Selling and administrative expenses for the DDS segment were $2.2 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, a decline of $0.5 million or 19%. As a percentage of DDS revenues, DDS selling and administrative expenses were 20% for the three months ended September 30, 2018 and 23% for the three months ended September 30, 2017. The decline in selling and administrative expenses is attributable to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.1 million for the three months ended September 30, 2018 and $0.2 million for the three months ended September 30, 2017, respectively, a decrease of $0.1 million or 50%. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 10% for the three months ended September 30, 2018 and 20% for the three months ended September 30, 2017.

Selling and administrative expenses for the Agility segment were $1.4 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $0.2 million or 13%. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 61% for the three months ended September 30, 2018 and 73% for the three months ended September 30, 2017.

Income Taxes

We recorded a provision for income taxes of $0.5 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

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

Pursuant to the 2017 Tax Act, in the fourth quarter of 2017 we incurred an approximately $9.1 million toll charge on the Company’s post-1986 untaxed foreign E&P which was offset against our Company’s net loss carryforwards. In addition, we remeasured our deferred tax assets and adjusted its deferred tax valuation allowance to reflect the new U.S. Federal tax rate of 21%.

The Company will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until its cumulative exposure for unrepatriated foreign earnings reaches a threshold of $25.8 million. Nevertheless, the Company currently intends to reinvest the foreign earnings in its foreign subsidiaries and not repatriate them to the U.S. until needed because of the foreign jurisdiction withholding taxes that the Company would incur on repatriation.

For the nine months ended September 30, 2018, we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on deferred tax assets of our Canadian subsidiary on account of continuing losses.

Net Income (Loss)

We earned net income of $0.7 million during the three months ended September 30, 2018 compared to a net loss of $1.1 million during the three months ended September 30, 2017.

Net income for the DDS segment was $1.2 million for the three months ended September 30, 2018, compared to a net loss of $50,000 for the three months ended September 30, 2017, net of intersegment profits. Net income for the Synodex segment was $0.1 million for the three months ended September 30, 2018 compared to a net loss of $0.2 million for the three months ended September 30, 2017, net of intersegment profits. Net loss for the Agility segment was $0.6 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2018 was $2.3 million compared to $0.2 million for the three months ended September 30, 2017. Adjusted EBITDA for the DDS segment was $2.4 million compared to $1.0 million for the three months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA for the Synodex segment was $0.1 million and a loss of $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA for the Agility segment was a loss of $0.2 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 and 2017

The results below for the nine months ended September 30, 2017 are presented on a reclassified basis as if for the first nine months of 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $423,000 and $843,000 in the nine months ended September 30, 2018 and 2017, respectively.

Revenues

Total revenues were $42.4 million for the nine months ended September 30, 2018 compared to $45.3 million for the nine months ended September 30, 2017, a decrease of $2.9 million or 6%.

Revenues from the DDS segment were $32.0 million and $35.6 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $3.6 million or 10%. Approximately $1.8 million of the decrease is attributable to one large project that ended last year and the balance is attributable to volume fluctuations from other clients.

Revenues from the Synodex segment were $3.0 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.4 million or 15%. The increase is primarily due to additional volume from an existing client combined with volume increases from other clients.

Revenues from the Agility segment were $7.4 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.3 million or 4%. The increase in revenues primarily reflects additional revenue from a reseller.

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues for the nine months ended September 30, 2018 and 29% of the Company’s total revenues for the nine months ended September 30, 2017. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 57% and 50% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

Direct Operating Costs

Direct operating costs were $29.1 million and $34.6 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $5.5 million or 16%. Direct operating costs as a percentage of total revenues were 69% for the nine months ended September 30, 2018 and 76% for the nine months ended September 30, 2017.

Direct operating costs for the DDS segment were approximately $22.1 million and $27.3 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $5.2 million or 19%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 69% and 76% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in direct operating costs is attributable to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Direct operating costs for the Synodex segment were $2.3 million for the nine months ended September 30, 2018 and $2.7 million for the nine months ended September 30, 2017, net of intersegment profits, a decrease of $0.4 million or 15%. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 77% and 104% for the nine months ended September 30, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were $4.7 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.1 million or 2%. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 64% and 65% for the nine months ended September 30, 2018 and 2017, respectively. The increase is due to higher content related costs.

Selling and Administrative Expenses

Selling and administrative expenses were $11.2 million for the nine months ended September 30, 2018 compared to $13.1 million for the nine months ended September 30, 2017, a decrease of $1.9 million or 15%. Selling and administrative expenses as a percentage of total revenues decreased to 26% for the nine months ended September 30, 2018 from 29% for the nine months ended September 30, 2017.

Selling and administrative expenses for the DDS segment were $6.6 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $1.6 million or 20%. As a percentage of DDS revenues, DDS selling and administrative expenses were 21% and 23% for each of the nine months ended September 30, 2018 and 2017, respectively. The decline in selling and administrative expenses is attributable to labor cost savings arising from headcount reductions that commenced in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.5 million and $0.8 million for each of the nine months ended September 30, 2018 and 2017, respectively, a decrease of $0.3 million or 38%. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 17% and 31% for the nine months ended September 30, 2018 and 2017, respectively.

Selling and administrative expenses for the Agility segment were $4.2 million and $4.1 million for each of the nine months ended September 30, 2018 and 2017, respectively, an increase of $0.1 million or 2%. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 55% and 58% for the nine months ended September 30, 2018 and 2017.

Goodwill Impairment

During the nine months ended September 30, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the nine months ended September 30, 2017.

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

The Company conducted its annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and the Company concluded that there is no impairment of the goodwill of the Agility segment.

Income Taxes

We recorded a provision for income taxes of $1.5 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

For the nine months ended September 30, 2018, we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

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

Net Income (Loss)

We incurred a net loss of $46,000 during the nine months ended September 30, 2018 compared to net loss of $3.0 million during the nine months ended September 30, 2017.

Net income for the DDS segment was $1.1 million for the nine months ended September 30, 2018, compared to a net loss of $0.6 million for the nine months ended September 30, 2017, net of intersegment profits. The change is due to the decline in revenues offset by a decline in direct operating costs and selling and administrative expenses attributable to our cost rationalization initiatives.

Net income for the Synodex segment was $250,000 for the nine months ended September 30, 2018 compared to net loss of $0.8 million for the nine months ended September 30, 2017, net of intersegment profits. The change is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

Net loss for the Agility segment was $1.4 million for the nine months ended September 30, 2018 compared to a net loss of $1.6 million for the nine months ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2018 was $5.3 million compared to Adjusted EBITDA of $1.0 million for the nine months ended September 30, 2017. Adjusted EBITDA for the DDS segment was $5.3 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017. Adjusted EBITDA for the Synodex segment was $0.3 million and a loss of $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA for the Agility segment was a net loss of $0.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$11,890	$11,407
Working capital	10,974	9,729

At September 30, 2018, we had cash and cash equivalents of $11.9 million, of which $6.3 million was held by our foreign subsidiaries, and the $5.6 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under IRS Reg 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $24.8 million. Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) general corporate purposes, including working capital; and (iv) possible business acquisitions. As of September 30, 2018, we had working capital of approximately $11 million, as compared to working capital of approximately $9.7 million as of December 31, 2017.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs, at least through November 9, 2019. However, we have no bank facilities or lines of credit, and continuing material reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise would materially and adversely affect the Company.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2018 was $4.0 million, resulting from lower operating costs due to cost rationalization initiatives. Adjustments for non-cash items primarily consisted of $2.6 million for depreciation and amortization, goodwill impairment of $0.7 million, stock option expense of $0.5 million and a reduction in deferred tax provisions of $0.2 million. Working capital activities primarily consisted of a source of cash of $1.0 million due to a decrease in accounts receivable offset by a $1.0 million increase in the other working capital accounts.

Our days’ sales outstanding (DSO) were 61 days for each of the nine months ended September 30, 2018 and the year ended December 31, 2017. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2018 cash used in our investing activities was $1.7 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations. We continue to expense all capital expenditures for the Synodex segment.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 to $2.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2018, cash used in financing activities was for payments of long-term obligations of $1.8 million.

Contractual Obligations

The table below summarizes our contractual obligations (in thousands) at September 30, 2018 and the effects that those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Capital leases	$530	$403	$127	$-	$-
Vendor obligations	344	344	-	-	-
Non-cancellable operating leases	2,382	436	749	444	753
Total contractual cash obligations	$3,256	$1,183	$876	$444	$753

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

In January 2017, the FASB issued guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective beginning in January 2020, with early adoption permitted. We opted to early adopt the provisions of ASU 2017-04 in the second quarter of 2018. We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the estimated fair value of the Company, as determined based on its stock price, to its net book value. In applying the new guidance, we consider changes in the current business and economic factors that would be considered as “triggering events”. Such triggering events require an assessment for possible goodwill impairment. Due to the continuing decline in the Company’s stock price, we deemed it appropriate to assess goodwill impairment for our DDS and Agility segments as of June 30, 2018. Based on our assessment we concluded that the goodwill of the DDS segment, amounting to $675,000, is fully impaired as of June 30, 2018. The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2018 and reached the conclusion that there is no goodwill impairment because Agility segment’s fair value exceeded its carrying value.

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

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure under “Legal Proceedings” in Part II, Item 1. in our Form 10-Q for the quarterly period ended June 30, 2018.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by the disclosure under “Risk Factors” in Part II, Item 1A. in our Form 10-Q for the quarterly period ended June 30, 2018.

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

INNODATA INC.

Date:	November 8, 2018	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 8, 2018	/s/ Jack Abuhoff
Acting Principal Financial Officer

