Form 10-K
period 2018-12-31
INNODATA INC
filed 2019-03-26
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2018

☐	Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 001-35774

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2018) was $24,699,712.

The number of outstanding shares of the registrant’s common stock, $.01 par value, as of March 21, 2019 was 25,952,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2018

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

Item 1. Business.

Business Overview

Innodata Inc. (NASDAQ: INOD) is a global services and technology company. We combine human expertise with deep learning technologies to power leading information products and enterprise artificial intelligence (AI)/digital transformation.

The Company, founded in 1988 and headquartered in northern New Jersey, features a 3,500-strong global delivery and technology team spanning ten offices globally and a research and technology incubator, Innodata Labs, which focuses on applied machine learning and emerging artificial intelligence.

Our core services are (i) data acquisition, transformation, and enrichment at scale; (ii) digital operations management and analytics; and (iii) content applications. We report our core business as the Digital Data Solutions (DDS) segment.

We also have venture businesses that leverage our core capabilities to provide specific industry solutions. Our Synodex venture business delivers a SaaS platform and managed services for digital transformation of medical data. Our Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

Our Core Business (Digital Data Solutions (DDS) Segment)

We specialize in combining deep neural networks and human expertise in multiple domains (including health, science, and law) to make “unstructured information” (sometimes referred to as “content”) useable. For business information companies, “useable” means that the content can be sold via subscription to a digital product. For enterprises, “useable” means that the content can drive digital process transformation and AI. We work with all classes of data, including sensitive and protected data.

We also develop digital products for business information companies and digital systems which replace legacy systems and processes.

In 2018, we continued to implement a strategy we initiated in 2017 focused on technology differentiation, increasingly taking an innovation-led approach to create value for clients while driving leaner, more cost-effective operations.

Our Approach: Deep Neural Networks and Experts-in-the-loop

Finding the right approach for mixing machines and experts-in-the-loop for each customer requirement is one of our core competencies. On the human side, we have over three thousand staff with deep domain expertise in legal, tax, regulatory, scientific, technical, and health-related content. Many hold advanced degrees. They work from our global operations centers in North and South America, Europe, Israel, India, Sri Lanka and the Philippines. Our operations centers in Asia are ISO 27001 certified. On the technology side, we use deep learning, a sophisticated machine learning technique which is a branch of artificial intelligence that has enjoyed great success in real-world applications.

In our approach, content is fed first into our deep learning machines that automate much of the work, but distinguish between what they can automatically process and what requires human intervention. Work that requires humans is “pushed” to human experts. Once human experts perform tasks, their output is then fed back to the machines, which, as a result, become “smarter” and achieve over time progressively greater levels of automation. (See “Our Technology and Infrastructure”, below.)

Our Customers

Our customers include leading digital businesses in banking and financial services, technology, and digital retailing and four of the largest information industry companies in the world, spanning financial, legal, healthcare and scientific vertical markets.1 Our customers often seek to use digital data in combination with AI to support their businesses or to digitally transform operations. Our information industry customers sell subscriptions to data products that require enhanced digital data.

1 According to Outsell Inc., business information is a $1.7 trillion industry consisting of more than 7,000 publishers, information providers and software service firms worldwide. Many of our clients specialize in the scientific, technical and health (STH) area (estimated revenues of $14.6 billion) and the legal and regulatory (L&R) area (estimated revenues of $24.3 billion). “Information Industry Outlook 2019 – Trust is the New Algorithm.” (October 3, 2018).

Our Services

(i)	Data Acquisition, Transformation, and Enrichment at Scale

In order to use content in an information product or in AI, there are often significant obstacles that must be overcome: the content may be contained in multiple websites; it may be in disparate formats; and it may lack the necessary semantics and metadata to make it product- or AI-ready. Innodata overcomes these obstacles by combining advanced technology and human subject matter experts, enabling us to produce highly refined product- and AI-ready content efficiently and at scale.

Acquiring unstructured data often involves monitoring thousands of sources such as websites in real-time for new or changing content and then automatically extracting the changed content. One of the challenges with web data monitoring and extraction is that the HTML code underlying web pages often changes, causing programs and scripts to break. We overcome this by using enterprise-class tools for content change detection and extraction. These tools use both machine learning-based visual data abstraction combined with traditional programmatic approaches. With visual abstraction, the technology knows what the content “looks like” and recognizes when a data element moves from one spot on a Web page to another.

Digital data transformation can refer to a large number of very specific tasks necessary to create well-structured, valid XML, such as text zoning, editing, format tagging, format conversion, extraction, cross-reference capture, and linking.

Digital data enrichment often includes structural tagging as well as semantic enrichment such as entity tagging and normalization. Data enrichment also includes text categorization - classifying content to systems that organize knowledge such as ontologies and knowledge graphs. This kind of enrichment enables powerful information retrieval and discovery and provides hooks for integration and interoperability.

(ii)	Digital Operations Management and Analytics

We provide digital operations management and analytics for an increasing diversity of complex functions. At present, these include IP rights management, contract management, customer relations, data processing, regulatory reporting, publishing workflow management, publisher relationship management, and transaction management. Our services draw on a combination of industry and functional expertise from our thousands of global delivery resources, many with advanced degrees, augmented by sophisticated machine learning and robotics process automation (RPA) technology.

Our digital operations management solutions often leverage our core competency in augmenting human expert effort with advanced technology and configuring the technology to continually improve as a result of expert feedback. In this way, we provide high-quality, cost-effective solutions for our customers that become increasingly automated, resulting in further cost and improvements in both productivity and response time.

Many of the operations we manage are mission-critical for our customers (as opposed to back-office), are unique, and have multiple contingencies and potential points of failure. To manage this complexity, we have developed methodologies and best practices around process management and risk mitigation, and we work with clients at a strategic business and technology level.

Examples of recent deployments:

•	Digitally transforming and managing a complex operation for rights and royalty management for a leading provider of print and interactive online properties.
•	Migrating a large-scale scanning and metadata capture center owned by a nonprofit digital library to one of the Company’s Philippine facilities, assuming responsibility for managing complex logistics, technology, and productivity.
•	Provisioning the entire back-end production capabilities for an online learning platform providing over 24 million course-specific study resources.
•	Providing customer support and AI model training for a Chinese multinational conglomerate specializing in e-commerce.

(iii)	Content Applications

We develop and maintain applications used in conjunction with product- or AI-ready content we create. Our content applications address knowledge representation, search/discovery, and digital transformation of customer workflows. Our scope of services spans full-stack development, knowledge engineering, and integration support.

Examples of recent engagements:

•	As part of a digital transformation initiative for a national standards body, developing a content workflow management solution using MarkLogic and RSuite that automated content ingestion and managed multi-channel delivery.
•	Building a content workflow management solution and automated distribution system to manage multi-channel delivery for the principal professional association for scholars of language and literature with 25,000 members in 100 countries.
•	Developing a regulatory content management solution that includes business activity monitoring and reporting for one of the “Big Four” accounting and professional services firms.

Our Technology and Infrastructure

Our deep learning technologies are built on frameworks such as TensorFlow and Torch that layer algorithms to create artificial neural networks that continuously learn on the job, constantly improving the quality and accuracy of results.

Our content processing application infrastructure consists of three integrated tiers. The first tier is an orchestration layer featuring a console we use to configure our workflow engines. Each workflow is customized around the content acquisition, transformation, and enrichment tasks required to transform a specific input into a specific output. This is where we oversee and manage AI, setting our accuracy thresholds and quality assurance parameters to decide when cognitive tasks that have been performed by machines are sent for human review.

The second tier of our data processing application infrastructure is a microservices layer of deep learning networks which perform discrete tasks automatically. Microservices are invoked by workflows via RESTful APIs. Our deep neural networks are trained to understand domain-specific terms and meaning and can be deployed to enforce privacy and maintain customer-proprietary learning. We have built domain-specific and task-specific microservices that perform deep sequence labelling, text categorization, and computer vision. The technology works by observing text patterns using algorithms and assigning labels based on these observed values.

For each cognitive decision, the machines provide a result together with a confidence score. A high confidence score means the machine is confident that it has performed accurately and the content is ready to be deployed in an information product or for AI. A low confidence score means expert review is required.

Our third layer is human experts-in-the-loop. When an expert review is required, the human experts use tools we refer to as “workbenches” to apply their expertise to a task. The workbenches are integrated with the microservice endpoints in one of two ways. In one deployment, only low-confidence data is sent to workbenches for human review. In an alternative deployment, we send both high-confidence and low-confidence data back to the workbench, displaying the confidence level for each decision taken by the machine. In both of these deployments, human-reviewed work is retroactively fed back into the deep neural network, enabling it to get smarter. The result is continuous, predicable improvement and progressively greater levels of automation.

Our data storage and application hosting platform has been built utilizing an innovative enterprise infrastructure platform enabling robust performance scaling, strong security, high availability, and advanced business continuity. We support a range of strategies to suit our customers’ needs for data security, compliance, scalability and reliability. We can host data and applications in our own data centers at our production facilities or we can utilize third-party cloud services which provide the benefit of “infinite scalability” of hardware resources. When we are processing sensitive information for banks and insurance companies, we utilize U.S.-based, co-located data centers in combination with advanced data encryption (both at rest and in motion to the AES 256 or similar standard) and desktop virtualization technologies, ensuring that data never leaves secured environments in the U.S. We employ a range of security features including monitored firewalls and intrusion detection devices. We can deploy on-premises, as well, and our machine learning microservices can be consumed via API.

We comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (HIPAA) (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) and the United Kingdom’s Data Protection Act 2018, as applicable. Innodata Inc. is certified to the EU-U.S. Privacy Shield framework, which certification includes Synodex and Agility as covered entities.

Our DDS segment includes our Innodata docGenix, LLC subsidiary (docGenix). As of December 31, 2018, Innodata Inc. owned 94% of docGenix.

Our Venture Businesses

Our venture businesses provide specific industry solutions. We have chosen to invest in these businesses because they leverage one or more of our core capabilities (typically data acquisition/transformation/enrichment at scale, content applications, and global workforce deployment), have attractive business models such as SaaS (software-as-a-service), and expand our addressable market. Each venture business is reported as its own business segment.

Synodex Segment

Synodex (www.synodex.com) enables clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the digital data to augment decision support.

The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management, life settlement claims, and clinical trial support services. Synodex has developed and deployed its APS.Extract® product for specific use with life insurance underwriting and claims.

Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of December 31, 2018, Innodata Inc. owned 92.5% of Innodata Synodex, LLC, an increase of 1.5% from December 31, 2017.

At the end of 2018, Synodex had 11 clients, including RGA Reinsurance Company and John Hancock Insurance. RGA Reinsurance Company is the principal operating subsidiary of Reinsurance Group of America, Incorporated (NYSE: RGA), one of the top 10 largest providers of life reinsurance in the world according to A.M. Best. John Hancock Insurance is the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. Synodex is engaged in business discussions with other reinsurance companies and insurance carriers that have expressed interest in utilizing its services.

Agility Segment

Agility PR Solutions (www.agilitypr.com) provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility has been ranked as the #1 easiest to use media database and as a leader in media and influencer targeting and media monitoring, out-performing significantly larger, more established competitors.2 The media intelligence solutions market is estimated to be $3.2 billion and growing 7% annually.3 The market is highly fragmented, with only a limited number of providers of integrated solutions such as Agility.

Agility’s software-as-a-service (SaaS) tools include:

•	An influencer targeting solution to help PR professionals identify influencers. The Agility media database includes detailed contact information for over 840,000 unique influencers globally including journalists, outlets, and bloggers. Live social media streams to allow users to research influencers by tracking activity and keywords across multiple social media channels.

•	An outreach and content amplification solution enabling PR professionals to distribute news, information, and content to targeted influencers.

•	Integrated newswire services.

•	A media monitoring solution to help PR professionals track what is being said about their brand, industry or competitors and track engagement. Users can monitor and report on coverage across print, broadcast, online and social media sources, including AI-powered image monitoring. The self-serve monitoring tool enables users to create alerts, compile and share coverage briefings and clipbooks.

•	A media analysis solution to help PR professionals analyze coverage, determine PR campaign reach and effectiveness, and create and distribute reports.

Agility’s professional services include:

•	Media monitoring and PR measurement services delivered by a team of media analysts who use our SaaS monitoring solution to pull coverage and curate daily news briefs. This powerful media monitoring solution is for clients with complex monitoring or reporting requirements.

•	Advanced PR reporting and measurement services including custom reports, PR measurement and social media / influencer analysis.

To provision our services, we maintain a big data engine that stores and indexes media content. We index approximately two billion media items each year.

Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility.

Our Opportunity

Digital data has gained an increasing role across enterprises that seek to use AI to drive analytics and enhance operational excellence. At the same time, information companies are seeking to shift from products that are exclusively discovery-based products to products that provide predictive and prescriptive value. To accomplish these objectives, businesses often seek the ability to aggregate, integrate, transform and enhance data on a massive scale.

2 G2 Crowd

3 Burton-Taylor

At the same time, digital businesses are pushing the boundaries of how technology can improve process and operational efficiencies. To accomplish these objectives, businesses often seek the ability to manage complex operations leveraging the benefits of sophisticated technologies.

We believe that we are well-poised to benefit from these global trends, enabling us to enhance our existing services as our customers’ needs evolve and to increase our addressable market opportunity by developing new solution offerings and expanding into adjacent markets.

Clients

Two clients in our DDS segment each generated more than 10% of our total revenues in the 2018 and 2017 fiscal years. In 2018, revenues from Wolters Kluwer affiliated companies (the “WK Clients”) were approximately $10.6 million or 19% of total revenues, and revenues from Reed Elsevier affiliated companies (the “RE Clients”) were approximately $6.4 million, or 11% of total revenues. No other client generated more than 10% of our total revenues in 2018. These two clients together generated approximately 30% of our total revenues in each of the fiscal years ended December 31, 2018 and 2017.

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

Our contractual arrangements with the RE Clients during 2018 consisted of three master services agreements (“MSAs”) and separately agreed to statements of work (“SOWs”) for specific services. Two of the MSAs have indefinite terms and the third MSA has a term that ends on October 31, 2019. RE Clients may terminate the MSAs on notice periods ranging from zero to six months, and they may terminate certain individual SOWs on notice periods of up to 90 days. They may also terminate certain of the MSAs and SOWs on notice periods of three months or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate two of the MSAs on notice periods of 180 days, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the RE Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our contractual arrangements with the WK Clients during calendar year 2018 consisted of four MSAs and separately agreed to SOWs for specific services. Two MSAs have indefinite terms, one MSA continues in effect until the completion of all services performed under the MSA, and the fourth MSA has a term that ends on the later of March 2, 2020 or the expiration date of all SOWs issued under the MSA. WK Clients may terminate certain MSAs on notice periods of 30 days, and they may terminate certain individual SOWs on notice periods ranging from 10 days to six months. WK Clients may also terminate certain of the MSAs and SOWs on notice periods of 60 days or less for “cause” and for insolvency related events, and on changes of control, force majeure and the imposition of certain price increases by the Company that are not acceptable to them. We may terminate certain of the MSAs on notice periods of 30 days, and we may also terminate certain MSAs and SOWs for “cause”, insolvency related events affecting the WK Clients, and other defined events. The MSAs contain confidentiality, limitation of liability, indemnification and other standard provisions.

Our agreements with our other clients are in many cases terminable on 30 to 90 days' notice. A substantial portion of the services we provide to our clients is subject to their requirements.

Competitive Strengths

Our expertise in digital data. We are primarily focused on helping clients across multiple vertical industries by supplying enriched digital data at a lower cost which is either incorporated in clients’ information products or used for AI.

Our focus on applied machine learning and emerging artificial intelligence (AI).   Our Innodata Labs develops machine learning and deep learning-based technologies that we utilize in our operations and with our customers. Our engineering and IT teams create workbench tools that integrate with our machine learning and deep learning microservices to enable human review where necessary.

Our focus on human expertise. We have a large global staff in multiple domains (including health, science, and law). We integrate human experts with our machine learning and deep learning-based technologies to create superior outcomes for our clients that require enriched content that is product- and AI-ready.

Our focus on quality. We have achieved a reputation with our clients for consistent high-quality. We maintain independent quality assurance capabilities in all geographies where we have delivery centers. Our quality assurance teams in Asia are compliant and certified to the ISO 9001:2008 quality management system standards.

Our global delivery models. We have operations in eight countries in North America, Europe and Asia. We provide services to our clients through a comprehensive global delivery model that integrates both local and global resources to obtain the best economic results.

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

Sales and Marketing

For our DDS and Synodex segments we market and sell our services directly through our professional staff, senior management and direct sales personnel operating primarily from various locations in the U.S., and for our Agility segment we market and sell our services primarily from our offices in Canada and the United Kingdom and through our personnel in the U.S. In addition, we are increasingly developing and expanding our use of strategic partnerships and channel relationships for the establishment and development of new and existing customers. Our corporate headquarters is located at Ridgefield Park, New Jersey, just outside New York City. During 2018, we had four executive-level business development and marketing professionals and approximately 55 sales and marketing personnel. We also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

Competition

Our Digital Data Solutions segment operates in a highly competitive, fragmented and intense market. Major competitors in data services include Apex CoVantage, Aptara, Cenveo, Infosys, HCL Technologies, Macmillan India, SPI Technologies, JSI S.A.S. Groupe Jouve and Thomson Digital. Major competitors in operations management and analytics include Cognizant Technology Solutions, ExlService Holdings, Inc., Genpact Limited, Infosys, and Tata Consultancy Services.

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

The Synodex segment competes in the insurance data analysis industry with an initial focus on applying innovative technology to speed accurate decision making and to improve productivity in the processing of medical files for the life insurance industry. Major competitors are Risk Righter, EMSI, Parameds, and other BPO companies all of whom are large firms with established client bases. We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs.

For our Agility segment, our primary competitors are companies such as Meltwater, Cision, Kantar, Infomart, Nasdaq, Intelligent I.Q., Trendkite and Custom Scoop, several of which are large firms with established customer bases, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases. Our competitors also include social media listening companies and start-ups offering platforms to amplify messages by targeting social media influencers.

Locations

We are headquartered in Ridgefield Park, New Jersey, just outside New York City. Our Agility business is headquartered in Ottawa, Canada and we have an additional location in London, the United Kingdom. We have ten delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Employees

As of December 31, 2018, we employed approximately 147 persons in the United States, Canada and the United Kingdom, and over 3,000 persons in ten global delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel. As of December 31, 2018, approximately 212 of our employees were dedicated to the Synodex segment, and approximately 261 of our employees were dedicated to the Agility segment. Most of our employees have graduated from at least a two-year college program. Many of our employees hold advanced degrees in law, business, technology, medicine and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. Two clients in our DDS segment generated approximately 30% of our total revenues in each of the fiscal years ended December 31, 2018 and 2017, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2018 and 2017, revenues from non-US clients accounted for 56% and 51%, respectively, of our revenues. We may lose any of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

We have no bank facilities or line of credit.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company. See “Management Discussion and Analysis – Liquidity and Capital Resources” for additional information.

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

Our solutions for the Agility segment are sold pursuant to subscription agreements, and if subscription clients elect either not to renew these agreements, or to renew these agreements for less expensive services, our revenues and results of operations will be adversely affected.

Our Agility segment derives its revenues primarily from subscription arrangements. Our clients may choose not to renew subscription agreements when they expire or may renew them at lower prices or for a significantly narrower scope of work. If large numbers of existing subscription clients do not renew these agreements or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our revenues and results of operations will be adversely affected.

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

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations would be adversely affected. As of December 31, 2018, 48% or $5.1 million, of our accounts receivable was due from three clients. See “Management Discussion and Analysis – Liquidity and Capital Resources.”

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from a profit of approximately $693,000 in the third quarter of 2018 to a loss of approximately $2.1 million in the fourth quarter of 2017.

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

We rely upon certain software that we license from third parties, including software integrated with our internally developed software used in the provision of our services. These third-party software licenses may not continue to be available to us on commercially reasonable or competitive terms, if at all. The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in the provision of our services until we develop, identify, license and integrate equivalent software. Any delay in the provision of our services could damage our business and adversely affect our results of operations. In addition, our Company utilizes third party data centers to serve our clients and generate revenue. Any disruption in provision of services from these data centers could result in loss of revenue, client dissatisfaction and loss of clients.

Our Agility segment relies on third parties to provide certain content and data for our solutions, and if those third-parties discontinue providing their content, our revenue and results of operations could be adversely affected.

Our Agility segment relies on third parties to provide or make available certain data for our information databases and our news and social media monitoring service. These third parties may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. In the event we are unable to use such third-party content or are unable to enter into agreements with new third parties, current clients may discontinue their relationship with us, and it may be difficult to acquire new clients.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City, and our Agility business is headquartered in Ottawa, Canada and has an additional location in London, the United Kingdom. We have ten delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel. Our employees are geographically dispersed as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts our ability to execute our business plans may be adversely affected.

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

We use a distributed global resource model. Our onshore workforce provides services from our United States and Canada offices, as well as from client sites; and our offshore workforce provides services from our nine offshore delivery centers in the Philippines, India, Sri Lanka, Germany, the United Kingdom and Israel. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete client projects on time, or provide services to our clients. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, the United Kingdom, Canada and Germany, while our headquarters are in the United States, and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate tax authorities may exercise significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

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

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenues is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada, the United Kingdom and Israel, is incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with accounting principles generally accepted in the United States. We do not currently undertake hedging activities to offset the risk of adverse foreign currency fluctuations.  As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies may affect our financial results.

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

In 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in this subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $67.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services.

In 2016, the Company’s Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Indian subsidiary disagrees with the basis of this decision and is contesting it vigorously. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable.

Substantial recovery against us in the above referenced 2015 Service Tax Department case could have a material adverse impact on us, and unfavorable rulings or recoveries in other tax proceedings could have a material impact on the consolidated operating results of the period in which the rulings or recovery occurs. Based on the assessment of the Company’s counsel, the Company has not recorded any liability for this case.

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

One of our foreign subsidiaries is subject to preferential tax rates. These tax incentives provide that we pay reduced income taxes in those jurisdictions for a fixed period of time that varies depending on the jurisdiction, or they may result in lowering our expenses. An expiration or termination of these incentives could substantially increase our worldwide effective tax rate, or increase our tax expense, thereby decreasing our net income and adversely affecting our results of operations.

Our earnings may be adversely affected if we change our intent not to repatriate our foreign earnings or if such earnings become subject to U.S. tax on a current basis.

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. One such provision relates to a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge. A significant portion of our operations are conducted outside the United States. Despite the access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $21.0 million at December 31, 2018. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

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

Our reputation could be damaged, or our profitability could suffer if we do not meet the controls and procedures in respect of the services and solutions we provide to our clients, or if we contribute to our clients’ internal control deficiencies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Ridgefield, New Jersey headquarters and ten overseas delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel, all of which are leased. The square footage of all our leased properties totals approximately 246,000.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD.” On February 22, 2019, there were 69 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent.  Virtually all of the Company’s publicly held shares are held in “street name” and the Company believes the actual number of beneficial holders of its Common Stock to be 2,848.

Purchase of Equity Securities

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 million of our common stock in open market or private transactions. There is no expiration date associated with the program.

We did not repurchase any shares of our common stock during 2018.

We did not have any sales of unregistered equity securities during the three months ended December 31, 2018.

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

Executive Overview

We are a global digital services and solution company. We operate in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The following table sets forth, for the period indicated, certain financial data expressed for the two years ended December 31, 2018:

	(Dollars in millions)
	Years Ended December 31,
	2018	% of revenue	2017	% of revenue

Revenues	$57.4	100.0%	$60.9	100.0%
Direct operating costs	39.0	68.0%	45.8	75.2%
Selling and administrative expenses	15.8	27.6%	20.2	33.2%
Goodwill impairment	0.7	1.2%	-	0.0%
Income (loss) from operations	1.9	3.2%	(5.1)	-8.4%
Other income	0.0		-
Income (loss) before provision for income taxes	1.8		(5.1)
Provision for income taxes	1.8		0.3
Net income (loss)	0.0		(5.4)
Income (loss) attributable to non-controlling interest	-		0.3

Net income (loss) attributable to non-controlling interest	$-		(5.1)

Revenues

Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. We generate all our revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

For the DDS segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to the overall revenues, are recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk, set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

Contract acquisition cost for our Agility segment is amortized over the term of the subscription agreement which normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

Valuation of Goodwill and Intangible Assets

We perform a valuation of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. We determine the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We do not amortize goodwill but evaluate it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30th of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.

We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the Company’s estimated fair value, as determined based on our stock price, to the Company’s net book value. During 2018, due to a continuing decline in its stock price and other indicators of impairment that arose during the second quarter of 2018, we deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment, we concluded that the goodwill of the DDS segment, amounting to $675,000, was fully impaired.

We conducted our annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and we concluded that there is no impairment of the goodwill of the Agility segment.

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

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, it facilitates comparisons of the core operating performance of our Company from period to period on a consistent basis and helps us identify underlying trends in our business. We believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by management in our financial and operational decision-making. We use this measure to establish operational goals for managing our business and evaluating our performance.

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

The results below for the year ended December 31, 2017 are presented on a reclassified basis as if for the full year 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $531,000 and $1,087,000 for the years ended December 31, 2018 and 2017, respectively.

The following table shows the reconciliation from net income (loss) Adjusted EBITDA for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$4	$(5,055)
Depreciation and amortization	3,374	3,674
Goodwill impairment	675	-
Stock-based compensation	796	695
Provision for income taxes	1,808	285
Interest expense (income), net	33	(23)
Non-controlling interests	7	(304)
Adjusted EBITDA (loss)	$6,697	$(728)

DDS Segment

	Years Ended December 31,
	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$1,871	$(1,728)
Depreciation and amortization	1,832	2,258
Goodwill impairment	675	-
Stock-based compensation	750	689
Provision for income taxes	1,791	326
Interest expense (income), net	22	(34)
Non-controlling interests	(15)	(32)
Adjusted EBITDA - DDS Segment	$6,926	$1,479

Synodex Segment

	Years Ended December 31,
	2018	2017
Adjusted EBITDA:
Net income (loss) attributable to Synodex Segment	$424	$(609)
Stock-based compensation	6	$2
Non-controlling interests	22	(272)
Adjusted EBITDA (loss) - Synodex Segment	$452	$(879)

Agility Segment

	Years Ended December 31,
	2018	2017
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(2,291)	$(2,718)
Depreciation and amortization	1,542	1,416
Stock-based compensation	40	4
Provision for income taxes	17	(41)
Interest expense, net	11	11
Adjusted EBITDA loss - Agility Segment	$(681)	$(1,328)

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The results below for the year ended December 31, 2017 are presented on a reclassified basis as if for the full year 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $531,000 and $1,087,000 in the years ended December 31, 2018 and 2017, respectively.

Revenues

Total revenues were $57.4 million for the year ended December 31, 2018, a 6% decrease from $60.9 million for the year ended December 31, 2017.

Revenues from the DDS segment were $43.5 million and $47.8 million for the years ended December 31, 2018 and 2017, respectively, a decline of $4.3 million or approximately 9%. Approximately $2.3 million of the decrease is attributable to one large project that ended in 2017 and the balance is attributable to volume fluctuations from other clients.

Revenues from the Synodex segment were $4.1 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively, an increase of $0.4 million or approximately 11%. The increase is primarily due to additional volume from two existing clients partially offset by a reduction in volume from another client whose project ended in the first quarter of 2018.

Revenues from the Agility segment were $9.8 million and $9.4 million for the year ended December 31, 2018 and 2017, respectively, an increase of $0.4 million or approximately 4%.

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues in the fiscal years ended December 31, 2018 and 2017, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2018 and 2017, revenues from non-US clients accounted for 56% and 51%, respectively, of the Company's revenues.

Direct Operating Costs

Direct operating costs were approximately $39.0 million and $45.8 million for the years ended December 31, 2018 and 2017, respectively, a decrease of $6.8 million or approximately 15%.

Direct operating costs for the DDS segment were $29.7 million and $36.2 million for the years ended December 31, 2018 and 2017, respectively, a decrease of $6.5 million or approximately 18%. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 68% and 76% for the years ended December 31, 2018 and 2017, respectively. The decrease in direct operating costs is primarily attributable to labor cost savings arising from headcount reductions in the second half of 2017.

Direct operating costs for the Synodex segment were approximately $3.0 million and $3.5 million for the respective periods, net of intersegment profit, a decrease of $0.5 million or 14%. The decline in direct operating costs reflects efficiencies in the production headcount. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 73% and 95% for the years ended December 31, 2018 and 2017, respectively.

Direct operating costs for the Agility segment were approximately $6.3 million and $6.1 million, net of intersegment profit, for the years ended December 31, 2018 and 2017, respectively, an increase of $0.2 million, or 3%. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 64% and 65% for the years ended December 31, 2018 and 2017, respectively. The increase is primarily due to higher content related costs.

Correction of Immaterial Error

The 2018 DDS direct operating costs referred to above include an out-of-period adjustment of $269,000 relating to under-recorded pension liabilities relating to the period from 2008 to 2013. See note 1 to the consolidated financial statements for further information.

Selling and Administrative Expenses

Selling and administrative expenses were $15.8 million for the year ended December 31, 2018 compared to $20.2 million for the year ended December 31, 2017, a decrease of $4.4 million or 22% due to cost rationalization implemented in the later part of 2017. Selling and administrative expenses as a percentage of total revenues were 28% and 33% for the years ended December 31, 2018 and 2017, respectively.

Selling and administrative expenses for the DDS segment were $9.3 million and $13.1 million for the years ended December 31, 2018 and 2017, respectively, a decrease of $3.8 million or 29%. As a percentage of DDS revenues, DDS selling and administrative expenses were 21% and 27% for each of the years ended December 31, 2018 and 2017, respectively. The decline in selling and administrative expenses is attributable to labor cost savings arising from headcount reductions in the second half of 2017.

Selling and administrative expenses for the Synodex segment were $0.7 million and $1.1 million for each of the years ended December 31, 2018 and 2017, respectively, a decrease of $0.4 million or 36%. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 17% and 30% for the years ended December 31, 2018 and 2017, respectively.

Selling and administrative expenses for the Agility segment were $5.8 million and $6.0 million for each of the years ended December 31, 2018 and 2017, respectively, a decrease of $0.2 million or 3%. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 59% and 64% for the years ended December 31, 2018 and 2017, respectively.

Goodwill Impairment

During the year ended December 31, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the year ended December 31, 2017.

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

We conducted our annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and we concluded that there is no impairment of the goodwill of the Agility segment.

Taxes

We recorded a provision for income taxes of approximately $1.8 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate primarily due to the valuation allowance recorded on the deferred taxes on the U.S. and Canadian entities. See Notes to Consolidated Financial Statements, Footnote 4. “Taxes” for additional information.

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act, which was enacted on December 22, 2017 (Enactment Date). The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits; and

•	The introduction of a quasi-territorial tax system for tax years beginning after December 31, 2017 by providing a dividend received deduction under the participation exemption system.

Pursuant to the 2017 Tax Act, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of E&P amounting to $25.8 million. No toll charge liability was recorded due to the available net operating loss carryforwards; and

•	A reduction of deferred tax assets and a corresponding reduction of the valuation allowance of $2.3 million, primarily for the remeasurement of our deferred tax assets at the enacted tax rate of 21%.

Beginning January 1, 2018, we performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of our foreign subsidiaries.

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $21.0 million at December 31, 2018. If such earnings are repatriated in the future, or are on longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entity. In addition, we also have a valuation allowance on the deferred tax assets of our Canadian subsidiaries. Our Canadian subsidiaries also have research and development expenditures available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Tax Assessments

In October 2010, our Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2006. We disagree with the basis of this tax assessment, have filed an appeal against the assessment and are contesting it. We believe that our recorded tax liability of $329,000 for this matter, which includes interest, is adequate.

In January 2012, our Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2008. We disagree with the basis of this tax assessment and successfully appealed the assessment. The income tax assessing officer has filed an appeal against the decision entered in favor of the subsidiary. We are contesting the appeal filed by the assessing officer. We believe that our recorded tax liability of $343,000 for this matter, which includes interest, is adequate.

In September 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. We disagree with the Service Tax Department’s position and are vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by our Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $67.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on our counsel’s assessment, we have not recorded any tax liability for this case.

In October 2016, our Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. We disagree with the basis of this decision and are contesting it vigorously. We expect delays in our Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently have service tax credits of approximately $1.0 million recorded as a receivable. Based on our counsel’s assessment, we have not recorded any tax liability for this case.

We have recorded a tax provision amounting to $181,000, which includes interest, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, we continue to contest these claims vigorously.

Net Income (Loss)

We had a net income of $4,000 during the year ended December 31, 2018 compared to a net loss of $5.1 million during the year ended December 31, 2017.

Net income for the DDS segment was $1.9 million for the year ended December 31, 2018, compared to a net loss of $1.8 million for the year ended December 31, 2017, net of intersegment profits. The change is due to a decline in revenues offset by a decline in direct operating costs and selling and administrative expenses attributable to our cost rationalization initiatives.

Net income for the Synodex segment was $0.4 million for the year ended December 31, 2018, compared to net loss of $0.6 million for the year ended December 31, 2017, net of intersegment profits. The change is primarily due to an increase in revenues and a decline in direct operating costs and selling and administrative expense.

Net loss for the Agility segment was $2.3 million for the year ended December 31, 2018, compared to a net loss of $2.7 million for the year ended December 31, 2017.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2018 was $6.7 million compared to an Adjusted EBITDA loss of $0.7 million for the year ended December 31, 2017, an increase of $7.4 million. Adjusted EBITDA for the DDS segment was $6.9 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively, an increase of $5.4 million or approximately 360%. Adjusted EBITDA for the Synodex segment was $0.5 million and an Adjusted EBITDA loss of $0.9 million for the years ended December 31, 2018 and 2017, respectively, an increase of $1.4 million. Adjusted EBITDA loss for the Agility segment was of $0.7 million compared to an Adjusted EBITDA loss of $1.3 million for the years ended December 31, 2018 and 2017, respectively, an improvement of $0.6 million or approximately 46%.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$10,869	$11,407
Working capital	12,981	9,729

At December 31, 2018, we had cash and cash equivalents of $10.9 million, of which $5.6 million was held by our foreign subsidiaries, and $5.3 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent as of December 31, 2018, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility Segment; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2018, we had working capital of approximately $13.0 million, as compared to working capital of approximately $9.7 million as of December 31, 2017.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2018 was $3.6 million, resulting from a net income of $11,000 and adjustments for non-cash items of $5.6 million and uses of working capital of $2.0 million. Adjustments for non-cash items primarily consisted of $3.4 million for depreciation and amortization, stock option expense of $0.8 million, goodwill impairment of $0.7 million, pension cost of $0.5 million and deferred tax provisions of $0.2 million. Working capital activities primarily consisted of a use of cash of $1.0 million due to a decrease in accrued salaries, wages and related benefits, $0.8 million due to a decrease in accounts payable and accrued expenses and $0.2 million due to a decrease in other working capital accounts.

Cash provided by our operating activities for the year ended December 31, 2017 was $0.7 million, resulting from a net loss of $5.4 million and adjustments for non-cash items of $4.2 million and uses of working capital of $1.9 million. Adjustments for non-cash items primarily consisted of $3.7 million for depreciation and amortization, and stock-based compensation expense of $0.7 million.

At December 31, 2018, our days’ sales outstanding were 66 days as compared to 61 days as of December 31, 2017. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities was $2.0 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for internally developed software. Capital expenditures of $2.0 million consisted of $0.4 million for the DDS segment and $1.6 million for the Agility segment.

For the year 2019, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 to $2.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Payment of long-term obligations approximated $2.0 million and $1.1 million for 2018 and 2017, respectively. Cash from financing activities represents the net proceeds from a capital lease transaction we entered into in 2017 amounting to $0.8 million. There were no stock option exercises during the years ended December 31, 2018 and 2017, respectively.

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

Allowance for Doubtful Accounts

We establish credit terms for new clients based upon management’s review of their credit information and project terms, and perform ongoing credit evaluations of our clients, adjusting credit terms when management believes appropriate, based upon payment history and an assessment of the client’s current credit worthiness. We record an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, our estimate of the client’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We cannot guarantee that credit loss rates in the future will not be greater that those experienced in the past. In addition, we would have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be necessary. Our allowance for doubtful accounts as of December 31, 2018 and 2017 was approximately $1.0 million and $1.2 million, respectively.

Foreign Currency Translation

The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2018 and 2017 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately ($201,000) and $466,000 for the years ended December 31, 2018 and 2017, respectively.

The functional currency for our subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was ($779,000) and $706,000 for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. We generate all our revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain insignificant to the Company’s results of operations on an ongoing basis.

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk, set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenue include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

Contract acquisition cost for our Agility segment is amortized over the term of the subscription agreement which normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

Income Taxes

We determine our deferred taxes based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. We provide a valuation allowance when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While we consider future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event we were to determine that we would not be able to realize the deferred tax assets in the future considering the future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in our tax provision in the period of change. As of December 31, 2018, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries. However, if we change our intent and repatriate such earnings, we will have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that all or some of the U.S. deferred tax assets would not be realizable. As of December 31, 2018, we continue to maintain a valuation allowance on all U.S. deferred tax assets.

As of December 31, 2018, our Canadian subsidiaries have available net operating loss carryforwards and research and development expenditures available to reduce taxable income of future years. The potential benefits from balances have not been recognized for financial statement purposes. As of December 31, 2018, we continue to maintain a valuation allowance on all Canadian deferred tax assets.

We account for income taxes regarding uncertain tax positions, and recognize interest and penalties related to uncertain tax positions under “Income Tax Expense” in our consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

We perform a valuation of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. We determine the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We do not amortize goodwill but evaluate it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30th of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.

We periodically analyze whether any indicators of impairment have occurred. As part of these periodic analyses, we compare the Company’s estimated fair value, as determined based on our stock price, to the Company’s net book value. During 2018, due to a continuing decline in our stock price and other indicators of impairment that arose during the second quarter of 2018, we deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on our assessment, we concluded that the goodwill of the DDS segment, amounting to $675,000, was fully impaired.

We conducted our annual goodwill impairment test for the Agility segment as of September 30, 2018. The estimated fair value of the reporting unit exceeded its carrying value, including goodwill, and we concluded that there is no impairment of the goodwill of the Agility segment.

Accounting for Stock-Based Compensation

We are authorized to grant stock options and other stock-based awards to officers, directors, employees and others who render services to us under the 2013 Stock Plan approved by the stockholders.

We measure and recognize stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair value at the grant date and recognized over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. The fair value is determined using the Black-Scholes option-pricing model. We recorded stock-based compensation expense of approximately $0.8 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain insignificant to the Company’s results of operations on an ongoing basis.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than twelve months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018. We adopted this guidance on January 1, 2019 and are electing the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. At adoption, the Company expects to recognize right of use assets of approximately $8 million and related lease liabilities of $9 million on its consolidated balance sheet for its operating leases. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit  Plans" ("ASU 2018-14") that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities, early adoption is permitted. We are currently evaluating the early adoption of ASU 2018-14 but do not expect it to have a material impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See Financial Statement Index and Financial Statements commencing on page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our Chief Executive Officer and our interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Interim Principal Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, interim principal financial officer and corporate controller. The text of the Company’s code of ethics is posted on its website at www.innodata.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable Nasdaq and SEC requirements.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for under Item 403 Security Ownership of Certain Beneficial Owners and Management of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2018:

Number of
	Securities to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,982,040	$2.14	5,351,733

Equity compensation plans not approved by security holders	-	-	-

Total	4,982,040	$2.14	5,351,733

(1) 2013 Stock Plan, approved by the stockholders, see Note 9 to Consolidated Financial Statements, contained elsewhere herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. See Item 8. Index to Financial Statements.

2.  Exhibits – See Exhibit Index attached hereto and incorporated by reference herein.

Item 16. Form 10K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

By	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President
March 25, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Abuhoff	Chairman of the Board,	March 25, 2019
Jack Abuhoff	Chief Executive Officer, President and Interim Principal Financial Officer

/s/ David B. Atkinson	Director	March 25, 2019
David B. Atkinson

/s/ Louise C. Forlenza	Director	March 25, 2019
Louise C. Forlenza

/s/ Brian E. Kardon	Director	March 25, 2019
Brian E. Kardon

/s/ Douglas J. Manoni	Director	March 25, 2019
Douglas J. Manoni

/s/ Stewart R. Massey	Director	March 25, 2019
Stewart R. Massey

/s/ Michael J. Opat	Director	March 25, 2019
Michael J. Opat

Item 8. Financial Statements.

INNODATA INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Innodata Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and its results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP
Roseland, New Jersey
March 25, 2019

We have served as the Company’s auditor since 2008.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,869	$11,407
Accounts receivable, net	10,626	10,291
Prepaid expenses and other current assets	5,778	3,630
Total current assets	27,273	25,328
Property and equipment, net	6,813	7,189
Other assets	2,436	3,159
Deferred income taxes	1,204	1,757
Intangibles, net	6,275	7,606
Goodwill	2,050	2,832
Total assets	$46,051	$47,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,834	$1,870
Accrued expenses	2,903	3,759
Accrued salaries, wages and related benefits	4,494	5,539
Income and other taxes	3,532	1,098
Current portion of long-term obligations	1,529	3,333
Total current liabilities	14,292	15,599

Deferred income taxes	571	614
Long-term obligations, net of current portion	4,062	4,477

Non-controlling interests	(3,440)	(3,938)

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,559,000 shares issued and 25,878,000 outstanding	275	275
Additional paid-in capital	27,579	27,275
Retained earnings	7,349	7,345
Accumulated other comprehensive income (loss)	(15)	846
	35,188	35,741
Less: treasury stock, 1,681,000 shares at cost	(4,622)	(4,622)
Total stockholders’ equity	30,566	31,119
Total liabilities and stockholders’ equity	$46,051	$47,871

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(In thousands, except per share amounts)

	2018	2017

Revenues	$57,418	$60,929
Operating costs and expenses:
Direct operating costs	39,045	45,826
Selling and administrative expenses	15,846	20,200
Goodwill impairment	675	-
Interest expense (income), net	33	(23)
	55,599	66,003
Income (loss) before provision for income taxes	1,819	(5,074)

Provision for income taxes	1,808	285

Net income (loss)	11	(5,359)

Income (loss) attributable to non-controlling interests	7	(304)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$4	$(5,055)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$0.00	$(0.20)

Weighted average shares outstanding:
Basic and diluted	25,878	25,816

Comprehensive loss:
Net income (loss)	$11	$(5,359)
Pension liability adjustment, net of taxes	260	(196)
Change in fair value of derivatives, net of taxes	(342)	660
Foreign currency translation adjustment	(779)	706
Other comprehensive income (loss)	(861)	1,170
Total comprehensive loss	(850)	(4,189)
Comprehensive income (loss) attributed to non-controlling interest	7	(304)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(857)	$(3,885)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 and 2017

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2017	25,624	$273	$26,057	$12,400	$(324)	$(4,622)	$33,784
Net loss	-	-	-	(5,055)	-	-	(5,055)
Stock-based compensation	-	-	695	-	-	-	695
Issuance of common stock in connection with MediaMiser acquisition	254	2	523	-	-	-	525
Pension liability adjustments, net of taxes	-	-	-	-	(196)	-	(196)
Foreign currency translation adjustment	-	-	-	-	706	-	706
Change in fair value of derivatives, net of taxes	-	-	-	-	660	-	660
December 31, 2017	25,878	275	27,275	7,345	846	(4,622)	31,119

Net income	-	-	-	4	-	-	4
Stock-based compensation	-	-	796	-	-	-	796
Acquisition of non-controlling interest	-	-	(492)	-	-	-	(492)
Pension liability adjustments, net of taxes	-	-	-	-	260	-	260
Foreign currency translation adjustment	-	-	-	-	(779)	-	(779)
Change in fair value of derivatives, net of taxes	-	-	-	-	(342)	-	(342)
December 31, 2018	25,878	$275	$27,579	$7,349	$(15)	$(4,622)	$30,566

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(In thousands)

	2018	2017

Cash flows from operating activities:
Net income (loss)	$11	$(5,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,374	3,674
Goodwill impairment	675	-
Provision for doubtful accounts	-	(139)
Stock-based compensation	796	695
Deferred income taxes	175	(354)
Pension cost	477	245
Changes in operating assets and liabilities:
Accounts receivable	(533)	(40)
Prepaid expenses and other current assets	(327)	284
Other assets	521	(188)
Accounts payable and accrued expenses	(779)	1,595
Accrued salaries, wages and related benefits	(1,020)	484
Income and other taxes	234	(258)
Net cash provided by operating activities	3,604	639

Cash flows from investing activities:
Capital expenditures	(2,033)	(3,410)
Net cash used in investing activities	(2,033)	(3,410)

Cash flows from financing activities:
Proceeds from equipment financing	-	793
Redemption of shares from non-controlling interest	(2)	-
Payment of long-term obligations	(2,025)	(1,077)
Net cash used in financing activities	(2,027)	(284)

Effect of exchange rate changes on cash and cash equivalents	(82)	290

Net decrease in cash and cash equivalents	(538)	(2,765)

Cash and cash equivalents, beginning of year	11,407	14,172

Cash and cash equivalents, end of year	$10,869	$11,407

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$680	$1,090
Vendor financed software licenses acquired	$-	$1,213
Common stock issued for MediaMiser acquisition	$-	$525
Non cash redemption of non-controlling interest	$(490)	$-

See notes to consolidated financial statements.

Innodata Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. and Subsidiaries (“we”, the “Company”, or “Innodata”) is a global services and technology company. We combine human expertise with deep learning technologies to power leading information products and enterprise artificial intelligence (AI)/digital transformation.

The Company, founded in 1988 and headquartered in northern New Jersey, features a 3,500-strong global delivery and technology team spanning ten offices globally and a research and technology incubator, Innodata Labs, which focuses on applied machine learning and emerging artificial intelligence.

The Company’s core services are (i) data acquisition, transformation, and enrichment at scale; (ii) digital operations management and analytics; and content applications. We report our core business as the Digital Data Solutions (DDS) segment.

The Company also has venture businesses that leverage its core capabilities to provide specific industry solutions. The Company’s Synodex venture business delivers a SaaS platform and managed services for digital transformation of medical data. The Company’s Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

Prior to the first quarter of 2018, the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018, the results for docGenix are reported within the DDS segment. As of December 31, 2018, Innodata Inc. owned 94% of docGenix.

The Company’s DDS segment specializes in combining deep neural networks and human expertise in multiple domains (including health, science, and law) to make “unstructured information” (sometimes referred to as “content”) useable. For business information companies, “useable” means that the content can be sold via subscription to a digital product. For enterprises, “useable” means that the content can drive digital process transformation and AI. The Company works with all classes of data, including sensitive and protected data.

We also develop digital products for business information companies and digital systems which replace legacy systems and processes.

In 2018, we continued to implement a strategy we initiated in 2017 focused on technology differentiation, increasingly taking an innovation-led approach to create value for clients while driving leaner, more cost-effective operations.

The Company’s Synodex segment enables clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the digital data to augment decision support.

The main focus of the Synodex business is the extraction and classification of data from unstructured medical records in an innovative way to provide improved data service capabilities for insurance underwriting, insurance claims, medical records management, life settlement claims, and clinical trial support services.

The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of December 31, 2018, Innodata Inc. owned 92.5% of Innodata Synodex, LLC, an increase of 1.5% from June 30, 2018. As a result, the Company reduced the carrying value of the non-controlling interest in Innodata Synodex, LLC by approximately $492,000, which was charged against the Company’s additional paid-in capital.

The Company’s Agility segment provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	An influencer targeting solution to help PR professionals identify influencers. The Agility media database includes detailed contact information for over 840,000 unique influencers globally including journalists, outlets, and bloggers. Live social media streams to allow users to research influencers by tracking activity and keywords across multiple social media channels.

•	An outreach and content amplification solution enabling PR professionals to distribute news, information, and content to targeted influencers.

•	Integrated newswire services.

•	A media monitoring solution to help PR professionals track what is being said about their brand, industry or competitors and track engagement. Users can monitor and report on coverage across print, broadcast, online and social media sources, including AI-powered image monitoring. The self-serve monitoring tool enables users to create alerts, compile and share coverage briefings and clipbooks.

•	A media analysis solution to help PR professionals analyze coverage, determine PR campaign reach and effectiveness, and create and distribute reports.

Agility’s professional services include:

•	Media monitoring and PR measurement services delivered by a team of media analysts who use the Company’s SaaS monitoring solution to pull coverage and curate daily news briefs. This powerful media monitoring solution is for clients with complex monitoring or reporting requirements.

•	Advanced PR reporting and measurement services including custom reports, PR measurement and social media / influencer analysis.

Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility.

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

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of securities underlying stock-based compensation, litigation accruals, valuation of derivative instruments and estimated accruals for various tax exposures.

Revenue Recognition – Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. We generate all our revenue from agreements with customers. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain insignificant to the Company’s result of operations on an ongoing basis.

For the DDS segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to the overall revenues, are recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk, set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a client may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from clients are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

Contract acquisition cost for our Agility segment is amortized over the term of the subscription agreement which normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

Foreign Currency Translation - The functional currency of our production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in the Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2018 and 2017 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rates. Included in direct operating costs are exchange losses (gains) resulting from such transactions of approximately ($201,000) and $466,000 for the years ended December 31, 2018 and 2017, respectively.

The functional currency for our subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are reported in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss. The amount of foreign currency translation adjustment was ($779,000) and $706,000 for the years ended December 31, 2018 and 2017, respectively.

Derivative Instruments - The Company has designated its derivatives (foreign currency forward contracts) as a cash flow hedge. Accordingly, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income or loss and is subsequently reclassified to earnings when the hedge exposure affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. There were no outstanding foreign currency forward contracts at December 31, 2018.

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

Leases - The Company uses its incremental borrowing rate in the assessment of lease classification as capital or operating and defines the initial lease term to include renewal options determined to be reasonably assured. The majority of our leases are operating leases. See “Recent Accounting Pronouncement on Leases.”

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

Goodwill and Other Intangible Assets – The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30th of that quarter) or when an event occurs, or circumstance changes, that indicate the carrying value may not be recoverable. In 2018, the Company adopted Accounting Standard Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged compared to the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. Due to a continuing decline in its stock price and other indicators of impairment that arose during the second quarter of 2018, the Company deemed it appropriate to assess goodwill impairment as of June 30, 2018, rather than the historical testing date of September 30. Based on its assessment the Company concluded that the goodwill of the DDS segment, amounting to $675,000, was fully impaired. Refer to Note 3, “Goodwill and Intangible Assets”.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from Synodex and Agility segments cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s stock plan was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017

Direct operating costs	$264	$260
Selling and adminstrative expenses	532	435

Total stock-based compensation	$796	$695

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2018 and 2017, because of the relative short maturity of these instruments. See Note 14.

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

Accounts Receivable - The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the client’s current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. This cannot guarantee that credit loss rates in the future will not be greater than those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be necessary. Our allowance for doubtful accounts as of December 31, 2018 and 2017 was approximately $1.0 million and $1.2 million, respectively.

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2018, the Company had cash and cash equivalents of $10.9 million, of which $5.6 million was held by its foreign subsidiaries with local banks located mainly in Asia and $5.3 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company would be uninsured. The Company has not experienced any losses in such accounts.

Income (loss) per Share – Income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing income (loss) per share is used.

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

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2018 and 2017 is deferred revenue amounting to $1.1 million and $1.3 million, respectively. Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Recent Accounting Pronouncements – On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain insignificant to the Company’s results of operations on an ongoing basis.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than twelve months.  The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.  This new guidance is effective for annual periods beginning after December 15, 2018. We adopted this guidance on January 1, 2019 and are electing the package of practical expedients, which, among other things, allows us to carry forward our prior lease classifications under ASC 840. At adoption, the Company expects to recognize right of use assets of approximately $8 million and related lease liabilities of $9 million on its consolidated balance sheet for its operating leases. We do not expect ASU 2016-02 to have a material impact on our annual results of operations and/or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (“Subtopic 825-10”): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit  Plans” (“ASU 2018-14”) that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. Early adoption is permitted. We are currently evaluating the impact of the adoption of the Update on our financial statements, but do not expect it to have a material impact.

Correction of Immaterial Error – During the preparation of the 2018 consolidated financial statements, the Company identified a cumulative error in accounting for pension expense under ASC 715, resulting in an immaterial understatement of pension liabilities and overstatement of retained earnings. The cumulative error resulted from the cumulative effect of under-recorded pension expense from December 31, 2008 through December 31, 2013 with respect to the Company’s DDS segment.  On a year to year basis, the under-recorded pension expense did not have a significant impact on the consolidated balance sheets and statements of operations and comprehensive loss.  The cumulative error resulted in an understatement of pension liabilities and an overstatement of retained earnings, each by an aggregate amount of $269,000.

In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the cumulative error on the current year and affected prior year financial statements from both a qualitative and quantitative perspective.  Based on this analysis, the Company concluded that correcting the cumulative error would be immaterial to the current year financial statements and that such cumulative error does not have a material impact on the periods in which the pension expenses were under-recorded or the intervening periods. The correction of the cumulative error was recorded in the 2018 consolidated financial statements. The $700,000 in recorded pension expense for 2018 includes the $269,000 of prior under-recorded pension expense and the $2.5 million of pension liability as of December 31, 2018 includes the $269,000 of prior under-recorded pension liability. The aggregate effect of the out-of-period correction was a reduction of net income of $269,000.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2018	2017
Equipment	$13,165	$13,574
Software	8,868	7,291
Furniture and equipment	2,153	2,276
Leasehold improvements	4,604	5,342
Total	28,790	28,483
Less: accumulated depreciation and amortization	(21,977)	(21,294)
	$6,813	$7,189

Depreciation and amortization expense of property and equipment was approximately $2.2 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

Total assets financed under capital leases for the years ended December 31, 2018 and 2017 were $0.2 million and $0.8 million, respectively.

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2018 and 2017 were as follows (in thousands):

Balance as of January 1, 2017	$2,734
Foreign currency translation adjustment	98
Balance as of December 31, 2017	2,832
Foreign currency translation adjustment	(107)
Goodwill impairment	(675)
Balance as of December 31, 2018	$2,050

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

December 31, 2018	Level 1	Level 2	Level 3

Assets
Goodwill	$-	$-	$2,050

December 31, 2017	Level 1	Level 2	Level 3

Assets
Goodwill	$-	$-	$2,832

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2017	$3,019	$2,112	$865	$43	$3,510	$9,549
Foreign currency translation	185	152	19	3	137	496
Balance as of December 31, 2017	3,204	2,264	884	46	3,647	10,045
Foreign currency translation	(205)	(183)	(29)	(4)	(101)	(522)
Balance as of December 31, 2018	$2,999	$2,081	$855	$42	$3,546	$9,523

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2017	$545	$425	$203	$10	$175	$1,358
Amortization expense	312	182	121	4	361	980
Foreign currency translation	45	38	6	1	11	101
Balance as of December 31, 2017	902	645	330	15	547	2,439
Amortization expense	317	185	122	5	367	996
Foreign currency translation	(82)	(64)	(12)	(1)	(28)	(187)
Balance as of December 31, 2018	$1,137	$766	$440	$19	$886	$3,248

Amortization expense relating to acquisition-related intangible assets was approximately $1.0 million for both years ended December 31, 2018 and 2017.

Estimated annual amortization expense for intangible assets subsequent to December 31, 2018 is as follows (in thousands):

Year	Amortization
2019	$951
2020	886
2021	886
2022	886
2023	886
Thereafter	1,780
$6,275

4.	Taxes

In December 2017, the President signed the U.S. Tax Cuts and Jobs Act (2017 Tax Act), which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act, which was enacted on December 22, 2017 (Enactment Date). The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge;

•	A reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•	The introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by applicable foreign tax credits; and

•	The introduction of a quasi-territorial tax system for tax years beginning after December 31, 2017 by providing a dividend received deduction under the participation exemption system.

Pursuant to the 2017 Tax Act, we recorded the following adjustments to income tax expense during the fourth quarter of 2017:

•	A one-time deemed repatriation of E&P on the Company’s post-1986 untaxed foreign E&P amounting to $25.8 million. No toll tax charge was recorded due to the available net operating loss carryforwards; and

•	A reduction of deferred tax assets and a corresponding reduction of the valuation allowance of $2.3 million, primarily for the remeasurement of our deferred tax assets at the enacted tax rate of 21%.

Beginning January 1, 2018, the Company performed a calculation of the GILTI provisions and concluded that it has no impact on account of the net losses of the Company’s foreign subsidiaries.

The significant components of the provision for income taxes for the two years ended December 31, 2018 are as follows (in thousands):

	2018	2017
Current income tax expense:
Foreign	$1,467	$634
Federal	121	-
State and local	45	5
	1,633	639

Deferred income tax expense (benefit):
Foreign	312	(137)
Federal	(139)	(217)
State and local	2	-
	175	(354)

Provision for income taxes	$1,808	$285

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for each of the two years in the period ended December 31, 2018 is summarized as follows:

	2018	2017

Federal income tax expense (benefit) at statutory rate	21.0%	(34.0)%
Effect of:
2017 Tax Act	(96.7)	101.5
Foreign tax differential	23.0	5.8
Tax effects of foreign operations	46.6	33.8
Tax effects of foreign operations - permanent FX gains and losses	23.8	(11.6)
Increase in unrecognized tax benefits (FIN48)	19.1	0.7
Withholding tax	6.7	-
State income tax, net of federal	2.0	0.1
Change in valuation allowance	58.6	(90.7)
Permanent items	(4.7)	-
Effective tax rate	99.4%	5.6%

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017

Deferred income tax assets:
Allowances not currently deductible	$232	$226
Depreciation and amortization	338	555
Equity compensation not currently deductible	775	441
Net operating loss carryforwards	5,089	4,597
Expenses not deductible until paid	769	1,142
Other	99	233
Total gross deferred income tax assets before valuation allowance	7,302	7,194
Valuation allowance	(6,098)	(5,437)
Deferred income tax assets, net	1,204	1,757

Deferred income tax liabilities:
Acquisition of MediaMiser	(356)	(446)
Other	(215)	(168)
Total deferred income tax liabilities	(571)	(614)

Net deferred income tax assets	$633	$1,143

Net deferred income tax asset	1,204	1,757
Net deferred income tax liability	(571)	(614)

Net deferred income tax assets	$633	$1,143

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2018, the Company continues to maintain a valuation allowance on all U.S. and Canadian deferred tax assets.

The Company established a valuation allowance of approximately $6.1 million and $5.4 million at December 31, 2018 and 2017, respectively. The valuation allowance relates to U.S. deferred tax assets and the Company’s Canadian subsidiaries. The net change in the total valuation allowance was an increase of $0.7 million for the year ended December 31, 2018 compared to a decrease of $5.1 million in December 31, 2017. The decrease in the valuation allowance in 2017 is primarily the result of the 2017 Tax Act.

Despite the access to the overseas earnings and the resulting toll charge, the Company intends to indefinitely reinvest the foreign earnings in its foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $21.0 million at December 31, 2018. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

United States and foreign components of income (loss) before provision for income taxes for each of the two years ended December 31, (in thousands) are as follows:

	2018	2017

United States	$3,107	$(2,243)
Foreign	(1,288)	(2,831)
Total	$1,819	$(5,074)

The Company’s Canadian subsidiaries claim deductions of eligible research and development expenses within the Scientific Research and Experimental Development (SR&ED) Program, a federal tax incentive program, administered by the Canada Revenue Agency. Amounts recorded for the federal and provincial research and development tax credits aggregated $0.1 million for the years ended December 31, 2018 and 2017, respectively. Such amounts have been recorded as a reduction in selling and administrative expenses.

At December 31, 2018, the Company has available U.S. federal net operating loss carryforwards of approximately $14.8 million. These net operating loss carryforwards expire at various times through the year 2035.

At December 31, 2018, the Company’s Canadian subsidiaries have available net operating loss carryforwards of approximately $9.3 million in Canada which begin to expire in 2028. In addition, these subsidiaries also have research and development expenditures of approximately $1.5 million available to reduce taxable income in future years which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had unrecognized tax benefits of $2.4 million and $2.2 million as of December 31, 2018 and 2017, respectively. The portion of unrecognized tax benefits relating to interest and penalties was $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. The unrecognized tax benefits as of December 31, 2018 and 2017, if recognized, would have an impact on the Company’s effective tax rate.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31,
	2018	2017
Balance at January 1	$2,177	$2,063
Increase for tax position	285	389
Decrease for tax position on account of settlement	-	(661)
Interest accrual	63	313
Foreign currency revaluation	(101)	73
Balance at December 31	$2,424	$2,177

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for US Federal and state taxes from 2014 through 2018. Various foreign subsidiaries currently have open tax years from 2003 through 2018.

Tax Assessments

In October 2010, the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2006. Management disagrees with the basis of this tax assessment, has filed an appeal against the assessment and is contesting it. Management believes that its recorded tax liability of $329,000 for this matter, which includes interest, is adequate.

In January 2012, the Company’s Indian subsidiary received an assessment from the Indian Income Tax Department for the fiscal year ended March 31, 2008. Management disagrees with the basis of this tax assessment and successfully appealed the assessment. The income tax assessing officer has filed an appeal against the decision entered in favor of the subsidiary. Management is contesting the appeal filed by the assessing officer. Management believes that its recorded tax liability of $343,000 for this matter, which includes interest, is adequate.

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Management disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $67.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

In October 2016, the Company’s Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. Management disagrees with the basis of this decision and is contesting it vigorously. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

The Company has recorded a tax provision amounting to $181,000, which includes interest, for several ongoing tax proceedings in the Philippines. Although the ultimate outcome cannot be determined at this time, the Company continues to contest these claims vigorously.

Certain amounts in the 2017 income tax disclosures were reclassified to conform to the 2018 presentation. There was no effect on the Company’s current income tax expense or net deferred tax assets.

5.	Long term obligations

Total long-term obligations as of December 31, 2018 and 2017 consist of the following (in thousands):

	December 31,
	2018	2017

Capital lease obligations	$574	$829
Deferred lease payments (1)	489	731
Microsoft licenses (2)	355	751
Acquisition related liability (3)	-	800
Lease incentive liability (4)	572	664
Pension obligations - accrued pension liability	2,591	2,835
Settlement agreement (5)	1,010	1,200
	5,591	7,810
Less: Current portion of long-term obligations	1,529	3,333
Totals	$4,062	$4,477

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
$1,213

(3) On September 30, 2016, the Company and the other parties to the transaction in which the Company acquired MediaMiser Ltd. amended the terms on which a subsidiary of the Company is required to make a supplemental purchase price payment for MediaMiser Ltd. MediaMiser Ltd. is now known as Agility PR Solutions Canada Ltd. Prior to the amendment, the amount of the supplemental purchase price payment was to be determined by the achievement of certain financial thresholds and was in no event to exceed $3.8 million (C$5 million). The amendment fixed the amount of the supplemental purchase price payment at $1.5 million (C$2 million) payable in two equal installments on March 31, 2017 and 2018 to designated recipients, except that no payments will be made to designated recipients who fail to satisfy specified conditions. The Company had the option to pay up to 70% of the supplemental amount in shares of Innodata Inc. stock. In March 2017, the Company paid 70% of the first installment by issuing 253,622 shares of Innodata Inc.’s common stock and paid 30% of the first installment in cash in April 2017. The Company paid the entire second installment in cash in April 2018.

(4) In the second quarter of 2017, the Company relocated its U.S. and Canadian headquarters to new premises. As a financial incentive for the Company to lease office space in each of the new locations, the respective lessor for each of the locations offered to partially defray the construction cost for the new office space by offering tenant improvement allowances, subject to the Company refunding any unamortized portion of the allowance under specified circumstances as set forth in each lease. These amounts will be amortized based on the contractual lease term and recognized as a reduction in rent expense for the periods covered.

(5) Represents payment to be made pursuant to a settlement agreement entered into between a subsidiary of the Company and 19 former employees of such subsidiary in December of 2018. $168,000 was paid in January 2019 and $842,000 will be paid in 48 monthly installments commencing April 2019.

6.	Commitments and contingencies

Leases - The Company is obligated under various operating lease agreements for office and production space. Certain agreements contain escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Company leases that include escalated lease payments are expensed on a straight-line basis over the lease period.

Lease agreements for production space in most overseas facilities, which expire through 2030, contain provisions pursuant to which the Company may cancel the leases subject to a notice period, and generally subject to forfeiture of the security deposit. Rent expense, principally for office and production space totaled approximately $2.3 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable leases, by year and in the aggregate, as of December 31, 2018 (in thousands) are as follows:

Years Ending December 31
2019	$334
2020	347
2021	353
2022	202
2023	176
Thereafter	708
Total minimum lease payments	$2,120

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount aggregates approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017 a group of 97 of the former employees indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the Court. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $275,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2018, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

7.	Pension benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. The Company intends to match approximately $0.1 million to the plan for the year ended December 31, 2019. For the year ended December 31, 2018, the Company did not make any matching contributions.

Non-U.S. Pension benefits - The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2018, these plans are unfunded. Pension expense for foreign subsidiaries totaled approximately $0.7 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. Included in the $0.7 million pension expense for the year ended 2018 is $269,000 representing the correction of an understatement of pension liabilities from prior years.

The following table summarizes the amounts recognized in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Years Ended December 31,
	2018	2017

Amortization of transition obligation	$41	$38
Actuarial gain (loss)	416	(226)
Totals	$457	$(188)

Amounts in accumulated other comprehensive loss not yet reflected in net periodic pension cost, net of taxes:

Actuarial gain	$1,747	$1,331
Transition obligation	(91)	(132)
Totals	$1,656	$1,199

Amounts in accumulated other comprehensive loss expected to be amortized in 2019 net periodic pension cost, net of taxes:

Actuarial gain	$(195)
Transition obligation	36
Totals	$(159)

The following table sets out the status of the non-U.S. pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements as of and for each of the two years in the period ended December 31, 2018:

Benefit Obligations:

	2018	2017

Projected benefit obligation at beginning of the year	$3,121	$2,896
Service cost	344	333
Interest cost	198	187
Curtailment and other adjustments	14	(69)
Actuarial gain	(622)	(107)
Foreign currency exchange rates changes	(251)	51
Benefits paid	(213)	(170)
Projected benefit obligation at end of the year	$2,591	$3,121

Components of Net Periodic Pension Cost:

	2018	2017

Service cost	$344	$333
Interest cost	198	187
Past service cost	34	-
Curtailment	-	(69)
Actuarial gain recognized	133	(249)
Net periodic pension cost	$709	$202

The accumulated benefit obligation, which represents benefits earned to date, was approximately $1.7 million and $2.0 million as of December 31, 2018 and 2017, respectively.

Amounts recognized in the consolidated balance sheets for the years ended December 31 consist of the following:

	2018	2017
Current accrued benefit cost	320	249
Non-current accrued benefit cost	2,271	2,586
Net amount recognized	2,591	2,835

Current accrued benefit cost for pension benefits is included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits is included in long-term obligations, net of current portion, in the consolidated balance sheets.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the two years in the period ended December 31, 2018 are as follows:

	2018	2017
Discount rate	7.25%-12.17%	5.78%-10.6%
Rate of increase in compensation level	5%-7%	5%-7%

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31,

2019	$320
2020	310
2021	168
2022	134
2023	159
2024 to 2028	1,736
$2,827

8.	Capital Stock

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

Stockholders Rights Agreement - On February 1, 2019, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right,” and collectively, the “Rights”) for each outstanding share of the Company’s common stock on February 15, 2019. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as rights agent, dated as of February 1, 2019 (the “Rights Agreement”). Each Right entitles its holder to purchase, under certain conditions, one one-thousandth of a share of Series C Participating Preferred Stock (“Preferred Stock”). Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of the Company’s common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement) by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock, or, if earlier, ten business days (or a later date determined by the Board of Directors before any Person becomes an Acquiring Person) after a Person begins a tender or exchange offer which, if completed, would result in that Person becoming an Acquiring Person. Any Rights held by an Acquiring Person are void and may not be exercised.

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

If the Rights Agreement is approved by the Company’s stockholders at the 2019 annual meeting, the Rights will expire on January 31, 2022 unless earlier redeemed or exchanged. If the Company’s stockholders do not approve the Rights Agreement, the Rights will expire immediately following certification of the vote at the 2019 annual meeting.

Common Stock Reserved - As of December 31, 2018, the Company had reserved for issuance approximately 5,352,000 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In September 2011, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. There were no share repurchases in the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company repurchased 137,000 shares of its common stock under the September 2011 authorization.

9.	Stock Options

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Years Ended December 31,
	2018	2017
Weighted average fair value of options granted	$0.54	$0.73

Risk-free interest rate	2.73%	1.91%
Expected life (years)	5-6	6
Expected volatility factor	44.16%-48.82%	49.62%
Expected dividends	None	None

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

A summary of option activity under the Plans as of December 31, 2018, and changes during the year then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	4,241,799	$2.82
Granted	1,997,500	1.09
Exercised	-	-
Forfeited/Expired	(1,257,259)	2.76
Outstanding at December 31, 2018	4,982,040	$2.14	6.62	$811,025

Exercisable at December 31, 2018	3,272,477	$2.62	5.19	$200,524

Vested and Expected to Vest at December 31, 2018	4,982,040	$2.14	6.62	$811,025

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2018 totaled approximately $1 million. The weighted-average period over which these costs will be recognized is twenty-seven months.

There were no option exercises during the years ended December 31, 2018 and 2017.

10.	Comprehensive loss

Accumulated other comprehensive income (loss), as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of December 31, 2018 and 2017, and reclassifications out of other comprehensive income (loss) for the years then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive loss before reclassifications, net of taxes	-	(695)	(779)	(1,474)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(353)	(1,466)	(628)
Net amount reclassified to earnings	260	353	-	613
Balance at December 31, 2018	$1,451	$-	$(1,466)	$(15)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$1,387	$(318)	$(1,393)	$(324)
Other comprehensive income before reclassifications, net of taxes	-	574	706	1,280
Total other comprehensive income (loss) before reclassifications, net of taxes	1,387	256	(687)	956
Net amount reclassified to earnings	(196)	86	-	(110)
Balance at December 31, 2017	$1,191	$342	$(687)	$846

All reclassifications out of accumulated other comprehensive income (loss) had an impact on direct operating costs in the consolidated statements of operations and comprehensive loss.

11.	Segment reporting and concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility PR Solutions (Agility).

Prior to the first quarter of 2018, the Company referred to the Agility segment as Media Intelligence Solutions (MIS) and the Synodex segment as Innodata Advanced Data Solutions (IADS), and reported the results of the Innodata docGenix, LLC subsidiary (docGenix) within the IADS segment. Effective with the first quarter of 2018, the results for docGenix are reported within the DDS segment.

The DDS segment specializes in combining deep neural networks and human expertise in multiple domains (including health, science, and law) to make “unstructured information” (sometimes referred to as “content”) useable. For business information companies, “useable” means that the content can be sold via subscription to a digital product. For enterprises, “useable” means that the content can drive digital process transformation and AI. The Company works with all classes of data, including sensitive and protected data.

The Synodex segment enables clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the digital data to augment decision support.

The Agility segment provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

The results below for the year ended December 31, 2017 are presented on a reclassified basis as if for the full year 2017 docGenix had been included in the DDS segment and the Synodex segment had solely included the results of Synodex. docGenix revenue was $531,000 and $1,087,000 for years ended December 31, 2018 and 2017, respectively.

	For the Years Ended December 31,
	2018	2017
Revenues:
DDS	$43,546	$47,840
Synodex	4,063	3,664
Agility	9,809	9,425
Total Consolidated	$57,418	$60,929

Income (loss) before provision for income taxes(1):
DDS	$3,882	$(1,177)
Synodex	284	(1,084)
Agility	(2,347)	(2,813)
Total Consolidated	$1,819	$(5,074)

Income (loss) before provision for income taxes(2):
DDS	$3,648	$(1,444)
Synodex	446	(881)
Agility	(2,275)	(2,749)
Total Consolidated	$1,819	$(5,074)

	December 31, 2018	December 31, 2017
Total assets:
DDS	$22,334	$26,173
Synodex	787	678
Agility	22,930	21,020
Total Consolidated	$46,051	$47,871

	December 31, 2018	December 31, 2017
Goodwill:
DDS	$-	$675
Agility	2,050	2,157
Total Consolidated	$2,050	$2,832

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

Long-lived assets as of December 31, 2018 and 2017 by geographic region are comprised of:

	2018	2017
	(in thousands)

United States	$4,383	$5,321

Foreign countries:
Canada	7,023	6,888
United Kingdom	2,045	2,388
Philippines	900	1,446
India	475	1,042
Sri Lanka	280	504
Israel	30	36
Germany	2	2
Total foreign	10,755	12,306
Total	$15,138	$17,627

Two clients in the DDS segment generated approximately 30% of the Company’s total revenues in the fiscal years ended December 31, 2018 and 2017, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2018 and 2017, revenues from non-US clients accounted for 56% and 51%, respectively, of the Company's revenues.

Revenues for each of the two years in the period ended December 31, 2018 by geographic region (determined based upon client’s domicile), are as follows:

	2018	2017
	(in thousands)

United States	$25,403	$30,135
United Kingdom	10,874	10,514
The Netherlands	7,488	6,871
Canada	5,985	5,636
Others - principally Europe	7,668	7,773
Total	$57,418	$60,929

As of December 31, 2018, approximately 57% of the Company's accounts receivable was due from foreign (principally European) clients and 48% of accounts receivable was due from three clients. As of December 31, 2017, approximately 61% of the Company's accounts receivable was due from foreign (principally European) clients and 52% of accounts receivable was due from three clients. No other client accounts for 10% or more of the receivables as of December 31, 2018.

12.	Income (Loss) per Share

	For the Years Ended December 31,
	2018	2017
	(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$4	$(5,055)

Weighted average common shares outstanding	25,878	25,816
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	25,878	25,816

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

Options to purchase 3.0 million shares of common stock in 2018 were outstanding but not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been antidilutive.

Options to purchase 4.2 million shares of common stock in 2017 were outstanding but not included in the computation of diluted loss per share due to the net loss incurred for the year, and the effect would have been antidilutive.

13.	Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. As of December 31, 2018, we had no outstanding forward contracts. The total notional amount for outstanding derivatives as of December 31, 2017 was $15.9 million.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$342

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017

Net gain (loss) recognized in OCI(1)	$(695)	$574
Net gain (loss) reclassified from accumulated OCI into income(2)	$(353)	$(86)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

14.	Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2018 and 2017, because of the relative short maturity of these instruments.

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

•      Level 2: Observable inputs other than those included in Level 1.

•      Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

2.1 (a)	Share Purchase Agreement, dated as of July 28, 2014 among Innodata Inc., Media Miser Ltd. and certain other parties	Filed as Exhibit 2.1 to our Form 8-K dated July 28, 2014

2.1 (b)	Amendment No. 1 to Share Purchase Agreement dated as of September 30, 2016	Filed as Exhibit 2.1 to our Form 8-K dated September 30, 2016

2.2 (a)	Asset Purchase Agreement dated as of May 11, 2016 among Innodata Inc., MediaMiser LLC, MediaMiser Ltd. and PWW Acquisition LLC	Filed as Exhibit 2.1 to our Form 8-K dated May 11, 2016

2.2 (b)	Amendment No. 1 to Asset Purchase Agreement dated as of July 14, 2016 among PWW Acquisition LLC, MediaMiser LLC and MediaMiser Ltd	Filed as Exhibit 2.1 to our Form 8-K dated July 14, 2016

3.1 (a)	Restated Certificate of Incorporation filed on April 29, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation filed on March 1, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation Filed on November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc.	Filed as Exhibit 3.1 to our Form 10Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.2	Specimen of Common Stock certificate	Exhibit 4.2 to Form SB-2 Registration Statement No. 33-62012

4.3	Form of Rights Agreement, dated as of December 16, 2002 between Innodata Corporation and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 16, 2002

4.4	Form of Rights Agreement, as of December 27, 2012 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated December 27, 2012

4.5	Form of Rights Agreement, as of January 14, 2016 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights agent	Exhibit 4.1 to Form 8-K dated January 14, 2016

4.6	Specimen of Common Stock certificate	Exhibit 4.1 to Form 10-Q dated August 7, 2015

4.7	Form of Rights Agreement, as of February 1, 2019 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Exhibit 4.1 to Form 8-K dated February 4, 2019

10.1	1994 Stock Option Plan	Exhibit A to Definitive Proxy dated August 9, 1994

10.2	1993 Stock Option Plan	Exhibit 10.4 to Form SB-2 Registration Statement No. 33-62012

10.3	Form of Indemnification Agreement between us and our directors and one of our Officers	Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.4	1994 Disinterested Directors Stock Option Plan	Exhibit B to Definitive Proxy dated August 9, 1994

10.5	1995 Stock Option Plan	Exhibit A to Definitive Proxy dated August 10, 1995

F-35

10.6	1996 Stock Option Plan	Exhibit A to Definitive Proxy dated November 7, 1996

10.7	1998 Stock Option Plan	Exhibit A to Definitive Proxy dated November 5, 1998

10.8	2001 Stock Option Plan	Exhibit A to Definitive Proxy dated June 29, 2001

10.9	2002 Stock Option Plan	Exhibit A to Definitive Proxy dated September 3, 2002

10.10	Employment Agreement dated as of January 1, 2004 with George Kondrach	Filed as Exhibit 10.10 to our Form 10-K for the year ended December 31, 2003

10.11	Letter Agreement dated as of August 9, 2004, by and between us and The Bank of New York	Filed as Exhibit 10.2 to Form S-3 Registration statement No. 333-121844

10.12	Employment Agreement dated as of December 22, 2005, by and between us and Steven L. Ford	Exhibit 10.1 to Form 8-K dated December 28, 2005

10.13	Form of 2001 Stock Option Plan Grant Letter, dated December 22, 2005	Exhibit 10.2 to Form 8-K dated December 28, 2005

10.14	Form of 1995 Stock Option Agreement	Exhibit 10.4 to Form 8-K dated December 15, 2005

10.15	Form of 1998 Stock Option Agreement for Directors	Exhibit 10.5 to Form 8-K dated December 15, 2005

10.16	Form of 1998 Stock Option Agreement for Officers	Exhibit 10.6 to Form 8-K dated December 15, 2005

10.17	Form of 2001 Stock Option Agreement	Exhibit 10.7 to Form 8-K dated December 15, 2005

10.18	Form of new vesting and lock-up agreement for each of Haig Bagerdjian, Louise Forlenza, John Marozsan and Todd Solomon	Exhibit 10.8 to Form 8-K dated December 15, 2005

10.19	Form of new vesting and lock-up agreement for Jack Abuhoff	Exhibit 10.9 to Form 8-K dated December 15, 2005

10.20	Form of new vesting and lock-up agreement for George Kondrach	Exhibit 10.10 to Form 8-K dated December 15, 2005

10.21	Form of new vesting and lock-up agreement for Stephen Agress	Exhibit 10.11 to Form 8-K dated December 15, 2005

10.22	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Abuhoff, Agress and Kondrach	Exhibit 10.2 to Form 8-K dated January 5, 2006

10.23	Form of 2001 Stock Option Plan Grant Letter, dated December 31, 2005, for Messrs. Bagerdjian and Marozsan and Ms. Forlenza	Exhibit 10.3 to Form 8-K dated January 5, 2006

10.24	Transition Agreement Dated as of September 29, 2006 with Stephen Agress	Exhibit 10.1 to Form 8-K dated October 3, 2006

10.25	Form of Stock Option Modification Agreement with With Stephen Agress	Exhibit 10.2 to Form 8-K dated October 3, 2006

10.26	Employment Agreement dated as of February 1, 2006 with Jack Abuhoff	Exhibit 10.2 to Form 8-K dated April 27, 2006

10.27	Employment Agreement dated as of January 1, 2007 with Ashok Mishra	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.28	Innodata Incentive Compensation Plan	Exhibit 10.1 to Form 8-K dated February 13, 2008

F-36

10.29	Form of 2002 Stock Option Plan Grant Letter, dated August 13, 2008, for Messrs. Bagerdjian, Marozsan and Woodward, and Ms. Forlenza	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2008

10.30	Amended and Restated Employment Agreement dated as of December 24, 2008 with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated December 30, 2008

10.31	Employment Agreement dated as of March 25, 2009 with Jack Abuhoff	Exhibit 10.1 to Form 8-K dated March 25, 2009

10.32	Separation Agreement and General Release dated as of April 27, 2009 with Steven Ford	Exhibit 10.1 to Form 8-K dated April 27, 2009

10.33	2009 Stock Plan	Annex A to Definitive Proxy dated April 28, 2009

10.34	Employment Agreement dated as of November 9, 2009 with O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated October 11, 2009

10.35	Form of 2009 Stock Option Plan Grant Letter, dated April 2, 2010 for O’Neil Nalavadi	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010

10.36	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2010

10.37	Form of 2009 Stock Option Plan Grant Letter, dated March 16, 2010 for O’Neil Nalavadi	Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010

10.38	Amended and Restated 2009 Stock Plan	Annex A to Definitive Proxy dated April 22, 2011

10.39	Amendment dated as of July 11, 2011 to Employment Agreement with Jack S. Abuhoff	Exhibit 10.1 to Form 8-K dated July 12, 2011

10.40	Amended dated as of July 11, 2011 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.2 to Form 8-K dated July 12, 2011

10.41	Amendment dated as of November 9, 2012 to Employment Agreement with O’Neil Nalavadi	Exhibit 10.3 to Form 8-K dated November 8, 2012

10.42	Form of Director Stock Option Grant Letter dated March 8, 2013	Exhibit 10.42 to Form 10-K dated March 15, 2013

10.43	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.43 to Form 10-K dated March 15, 2013

10.44	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff	Exhibit 10.44 to Form 10-K dated March 15, 2013

10.45	Innodata Inc. 2013 Stock Plan	Annexure B to Definitive Proxy dated April 8, 2013

10.46	Advised Line of Credit Note dated June 25, 2012 in favor of Chase	Exhibit 99.1 to Form 8-K dated February 7, 2014

10.47	Note Modification Agreement dated June 27, 2013 between Innodata and Chase	Exhibit 99.2 to Form 8-K dated February 7, 2014

10.48	Continuing Security Agreement dated May 22, 2008 between Innodata and Chase	Exhibit 99.3 to Form 8-K dated February 7, 2014

10.49	Letter dated June 27, 2013 from Chase to Innodata	Exhibit 99.4 to Form 8-K dated February 7, 2014

F-37

10.50	Letter dated February 7, 2014 from Chase to Innodata	Exhibit 99.5 to Form 8-K dated February 7, 2014

10.51	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 3, 2014)	Annexure A to Definitive Proxy dated April 23, 2014

10.52	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors	Exhibit 10.53 to Form 10-K dated March 14, 2016

10.53	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.54 to Form 10-K dated March 14, 2016

10.54	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Annex B to Definitive Proxy dated April 18, 2016

10.55	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Directors	Exhibit 10.56 to Form 10-K dated March 15, 2017

10.56	Form of Stock Option Grant Letter For December 31, 2016 Grant, for Messrs. Abuhoff, Mishra and Nalavadi	Exhibit 10.57 to Form 10-K dated March 15, 2017

10.57	Separation Agreement and General Release between Innodata Inc. and O’Neil Nalavadi	Exhibit 10.1 to Form 8-K dated January 17, 2018

10.58	Amendment Number 1 dated August 24, 2018 to Agreement dated January 1, 2007 between the Company and Mr. Mishra	Exhibit 10.1 to Form 8-K dated August 28, 2018

10.59	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Directors	Filed herewith

10.60	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Messrs. Abuhoff and Mishra	Filed herewith

16	Letter of Grant Thornton regarding change in certifying accountant	Exhibit 4.01 to Form 8-K dated September 12, 2008

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of CohnReznick LLP	Filed herewith

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

F-38

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

F-39