Form 10-Q
period 2019-03-31
INNODATA INC
filed 2019-05-10
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	INOD	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 1, 2019 was 25,952,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2019

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,161	$10,869
Accounts receivable, net of allowance for doubtful accounts of $900 and $1,000, respectively	8,320	10,626
Prepaid expenses and other current assets	5,247	5,778
Total current assets	25,728	27,273
Property and equipment, net	6,860	6,813
Right of use asset	7,784	-
Other assets	2,318	2,436
Deferred income taxes	1,750	1,204
Intangibles, net	6,151	6,275
Goodwill	2,089	2,050
Total assets	$52,680	$46,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$1,834
Accrued expenses	3,250	2,903
Accrued salaries, wages and related benefits	3,463	4,494
Income and other taxes	3,717	3,532
Long-term obligations - current portion	1,033	1,529
Operating lease liability - current portion	1,147	-
Total current liabilities	14,600	14,292

Deferred income taxes	383	571
Long-term obligations, net of current portion	3,097	4,062
Operating lease liability, net of current portion	7,568	-

Non-controlling interests	(3,439)	(3,440)
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,633,000 shares issued and 25,952,000 outstanding at March 31, 2019; 27,558,000 shares issued and 25,877,000 outstanding at December 31, 2018	276	275
Additional paid-in capital	27,707	27,579
Retained earnings	6,897	7,349
Accumulated other comprehensive income (loss)	213	(15)
	35,093	35,188
Less: treasury stock, 1,681,000 shares at cost	(4,622)	(4,622)
Total stockholders’ equity	30,471	30,566
Total liabilities and stockholders’ equity	$52,680	$46,051

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$13,694	$14,120
Operating costs and expenses:
Direct operating costs	9,560	9,894
Selling and administrative expenses	4,602	3,916
Interest expense, net	11	4
	14,173	13,814
Income (loss) before provision for income taxes	(479)	306

Provision for income taxes	(28)	582

Net loss	(451)	(276)

Income (loss) attributable to non-controlling interests	1	(8)

Net loss attributable to Innodata Inc. and Subsidiaries	$(452)	$(268)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	25,927	25,878

Comprehensive loss:
Net loss	$(451)	$(276)
Pension liability adjustments, net of taxes	(36)	(59)
Change in fair value of derivatives, net of taxes	-	(531)
Foreign currency translation adjustment	264	(28)
Other comprehensive income (loss)	228	(618)
Total comprehensive loss	(223)	(894)
Comprehensive income (loss) attributed to non-controlling interest	1	(8)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(224)	$(886)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(451)	$(276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	809	884
Stock-based compensation	129	140
Deferred income taxes	(734)	143
Pension cost	113	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,543	952
Prepaid expenses and other current assets	474	241
Other assets	75	44
Accounts payable and accrued expenses	20	(371)
Accrued salaries, wages and related benefits	(1,047)	(582)
Income and other taxes	170	478
Net cash provided by operating activities	2,101	1,652

Cash flows from investing activities:
Capital expenditures	(485)	(625)
Net cash used in investing activities	(485)	(625)

Cash flows from financing activities:
Payment of long-term obligations	(387)	(301)
Net cash used in financing activities	(387)	(301)

Effect of exchange rate changes on cash and cash equivalents	63	46

Net increase in cash and cash equivalents	1,292	772

Cash and cash equivalents, beginning of period	10,869	11,407

Cash and cash equivalents, end of period	$12,161	$12,179

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$339	$71
Cash paid for operating leases	$501	$638

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2018	25,877	$275	$27,275	$7,345	$846	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(268)	-	-	(268)
Stock-based compensation	-	-	140	-	-	-	140
Pension liability adjustments, net of taxes	-	-	-	-	(59)	-	(59)
Foreign currency translation adjustment, net of taxes	-	-	-	-	(28)	-	(28)
Change in fair value of derivatives, net of taxes	-	-	-	-	(531)	-	(531)
March 31, 2018	25,877	$275	$27,415	$7,077	$228	$(4,622)	$30,373

January 1, 2019	25,877	$275	$27,579	$7,349	$(15)	$(4,622)	$30,566
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(452)	-	-	(452)
Issuance of restricted stock	75	1	5	-	-	-	6
Stock-based compensation	-	-	123	-	-	-	123
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	(36)
Foreign currency translation adjustment	-	-	-	-	264	-	264
March 31, 2019	25,952	$276	$27,707	$6,897	$213	$(4,622)	$30,471

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. (including its subsidiaries, “we”, the “Company”, or “Innodata”) is a global services and technology company. We combine human expertise with advanced deep learning technologies to power leading information products and enterprise AI (artificial intelligence)/digital transformation.

The Company, founded in 1988 and headquartered in northern New Jersey, features a 3,500-strong global delivery and technology team spanning ten offices globally and a research and technology incubator, Innodata Labs, which focuses on applied machine learning and emerging artificial intelligence.

The Company’s core services are (i) data acquisition, transformation, and enrichment at scale; (ii) digital operations management and analytics; and (iii) applications development. We report our core business as the Digital Data Solutions (DDS) segment.

The Company also has venture businesses that leverage its core capabilities to provide specific industry solutions. The Company’s Synodex venture business delivers a software-as-a-service (SaaS) platform and managed services for digital transformation of medical data. The Company’s Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

The Company’s DDS segment specializes in combining artificial neural networks and human expertise in multiple domains (including health, science, and law) to make “unstructured information” (sometimes referred to as “content”) useable. For business information companies, “useable” means that the content can be sold via subscription to a digital product. For enterprises, “useable” means that the content can drive digital process transformation and AI. The Company works with all classes of data, including sensitive and protected data.

The Company also develops digital products for business information companies and digital systems which replace legacy systems and processes.

In 2019, The Company continues to execute a strategy we initiated in 2017 focused on technology differentiation, increasingly taking an innovation-led approach to create value for clients while driving leaner, more cost-effective operations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of March 31, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC.

The Company’s Agility segment provides public relations (PR) tools and related professional services that enable PR and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

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

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2019, the results of its operations and comprehensive loss for the three months ended March 31, 2019 and 2018, cash flows for the three months ended March 31, 2019 and 2018, and stockholders’ equity for the three months ended March 31, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2018 consolidated financial statements.

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

Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

Revenue Recognition – Commencing January 1, 2018, the Company’s revenue recognition is in accordance with ASU 2014-09, Revenue from Contracts with Customers. The Company’s revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

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

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk; set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

Contract acquisition cost for our Agility segment is amortized over the term of the subscription agreement which normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

Foreign Currency - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates which approximate those in effect on the transaction dates.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the Synodex and Agility segments cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Leases - In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” as modified (ASU 2016-02), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted ASU 2016-02 effective January 1, 2019. Upon adoption, the Company recognized a right-to-use asset and corresponding lease liability. Refer to Note 6, Operating Leases.

The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at the inception date and requires an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. A reassessment is made after inception of the lease only if one of the following applies:

a.	there is a change in contractual terms, other than a renewal or extension of the arrangement;

b.	a renewal option is exercised or extension granted, unless the term of the renewal or extension was initially included in the lease term;

c.	there is a change in the determination of whether fulfillment is dependent on a specified asset; or

d.	there is a substantial change to the asset.

Whenever a reassessment is made, lease accounting shall commence or cease from the date when the change in circumstances gave rise to the reassessment for scenarios (a), (c) or (d) and at the date of renewal or extension period for scenario (b).

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Deferred Revenue - represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018 is deferred revenue amounting to $1.3 million and $1.1 million, respectively.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (“Subtopic 825-10”): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefits Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company is currently evaluating the early adoption of ASU-2018-14 but does not expect it to have a material impact on the Company’s consolidated financial statements.

2.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	2
Balance as of March 31, 2018	$2,834

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	39
Balance as of March 31, 2019	$2,089

Information regarding the Company’s acquisition-related intangible assets is as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	61	47	10	1	59	178
Balance as of March 31, 2019	$3,060	$2,128	$865	$43	$3,605	$9,701

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(33)	(53)	-	(1)	67	(20)
Balance as of March 31, 2018	$3,171	$2,211	$884	$45	$3,714	$10,025

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	77	45	30	1	89	242
Foreign currency translation	24	16	4	-	16	60
Balance as of March 31, 2019	$1,238	$827	$474	$20	$991	$3,550

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	80	47	31	1	90	249
Foreign currency translation	(15)	(17)	(2)	1	12	(21)
Balance as of March 31, 2018	$967	$675	$359	$17	$649	$2,667

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended March 31, 2019 and 2018.

Estimated amortization expense for intangible assets after March 31, 2019 is as follows (in thousands):

Year	Amortization
2019	$726
2020	903
2021	903
2022	903
2023	903
Thereafter	1,813
$6,151

3.	Income Taxes

The Company recorded a provision for income taxes of ($28,000) and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities and tax effects of foreign operation, including foreign exchange gains and losses.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the three-month period ended March 31, 2019 is summarized as below:

March 31, 2019

Federal income tax benefit at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	104.2
Increase in unrecognized tax benefits (FIN48)	(36.8)
Tax effects of foreign operations	(34.0)
Return to provision true up	(28.0)
Foreign rate differential	(8.1)
Change in valuation allowance	(7.9)
Other	(4.6)
Effective tax rate	5.8%

Pursuant to the Tax Cuts and Jobs Act of 2017, during the fourth quarter of 2017, the Company recorded a one-time deemed repatriation of foreign earnings and profits (“E&P”) amounting to $25.8 million. No toll charge liability was recorded due to the available net operating loss carryforwards.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

As of March 31, 2019, the Company performed a calculation of the Global Intangible Low-Taxed Income (“GILTI”) provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

The following presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2019 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2019	$2,424
Increase in tax position	91
Interest accrual	46
Foreign currency revaluation	49
Balance - March 31, 2019	$2,610

The Company had unrecognized tax benefits of approximately $2.6 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively. The portion of unrecognized tax benefits relating to an increase in tax positions was approximately $0.1 million while the portion of unrecognized tax benefits relating to interest and penalties was approximately $0.1 million for the three months ended March 31, 2019. The unrecognized tax benefits as of March 31, 2019 and December 31, 2018, if recognized, would have an impact on the Company’s effective tax rate.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for U.S. Federal and state taxes from 2015 through 2018. Various foreign subsidiaries currently have open tax years from 2003 through 2018.

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

In October 2016, the Company’s Indian subsidiary received notices of appeal from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. Management disagrees with the basis of this decision and is contesting it vigorously. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the assessment of the Company’s counsel, the Company as not recorded any tax liability for this case.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

4.	Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippines subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippines subsidiary. The payment amount aggregates to approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippines subsidiary indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

5.	Stock Options

The Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016, is referred to herein as the “Plan.” The number of shares of common stock of Innodata Inc. that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the “Share Reserve”). Shares subject to an option or stock appreciation right granted under the Plan after June 7, 2016 count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the Company’s 2009 Stock Plan (as amended and restated (the “Prior Plan”)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration will be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there will be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

A summary of option activity under the Plans as of March 31, 2019, and changes during the three months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,982,040	$2.14
Granted	220,000	1.38
Exercised	-	-
Forfeited/Expired	(174,237)	2.04
Outstanding at March 31, 2019	5,027,803	$2.11	6.52	$343,280

Exercisable at March 31, 2019	3,364,563	$2.55	5.17	$112,962

Vested and Expected to Vest at March 31, 2019	5,027,803	$2.11	6.52	$343,280

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted, and weighted average assumptions are as follows:

	For the Three Months Ended March 31,
	2019	2018
Weighted average fair value of options granted	$0.64	$-

Risk-free interest rate	2.55%	-
Expected life (years)	6	-
Expected volatility factor	45%	-
Expected dividends	None	-

A summary of restricted shares under the Company’s stock option plans as of March 31, 2019, and changes during the period then ended, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Granted	75,000	1.38
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2019	75,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of March 31, 2019 totaled approximately $1.1 million. The weighted average period over which these costs will be recognized is 26 months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended March 31,
	2019	2018

Direct operating costs	$18	$54
Selling and administrative expenses	111	86
Total stock-based compensation	$129	$140

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

6.	Operating Leases

The Company has various operating lease agreements for its offices and service delivery centers. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases.

These lease agreements are for terms ranging from two to 11 years and, in most cases, provide for rental escalations ranging from 1.75% to 10%. Most of these agreements are renewable at the mutual consent of the parties in the contract.

The Company adopted the ASU Topic 842- Leases beginning January 1, 2019 and adopted the practical expedients consistently for all its leases. Accordingly, the Company:

1.	Did not reassess whether any expired or existing contracts are or contain leases.

2.	Did not reassess the lease classification for any expired or existing leases.

3.	Did not reassess initial direct costs for any existing leases.

In addition, the Company elected to retrospectively determine the lease term and assess impairment of right of use asset.

At the date of transition, the Company recognized an operating lease liability and right of use asset. The amount of lease liability is equal to the present value of the remaining lease payments as of January 1, 2019 discounted using the incremental borrowing rate of each respective country.

A right of use asset is measured at the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

The table below summarizes the amounts recognized in the financial statements related to operating leases:

For the three months ended
March 31, 2019

Rent expense for long-term operating leases	$415
Rent expense for short-term leases	86
Total rent expense	$501

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of the these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of March 31, 2019.

Year	Amount

2019	$1,399
2020	1,769
2021	1,356
2022	1,269
2023	1,047
2024 and thereafter	5,686
Total lease payments	12,526
Less: Interest	(3,811)
Net present value of lease liabilities	$8,715

Current portion	$1,147
Long term portion	7,568
Total	$8,715

The weighted average remaining lease terms and discount rates for all of our operating leases as of March 31, 2019 were as follows:

Weighted average lease term	78 months
Weighted average discount rate	8.96%

7.	Long-term Obligations

Total long-term obligations of the Company as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31,	December 31,
	2019	2018

Pension obligations - accrued pension liability	$2,634	$2,591
Settlement agreement (1)	841	1,010
Capital lease obligations	432	574
Microsoft licenses (2)	223	355
Deferred lease payments	-	489
Lease incentive liability	-	572
	4,130	5,591
Less: Current portion of long-term obligations	1,033	1,529
Totals	$3,097	$4,062

(1) Represents payment to be made pursuant to a settlement agreement entered into between a subsidiary of the Company and 19 former employees of such subsidiary in December of 2018. $168,000 was paid in January 2019 and $841,000 will be paid in 48 monthly installments commencing April 2019.

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

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2019, and reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive loss before reclassifications, net of taxes	-	-	264	264

Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,202)	249
Net amount reclassified to earnings	(36)	-	-	(36)
Balance at March 31, 2019	$1,415	$-	$(1,202)	$213

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive income before reclassifications, net of taxes	-	(536)	(28)	(564)

Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(194)	(715)	282
Net amount reclassified to earnings	(59)	5	-	(54)
Balance at March 31, 2018	$1,132	$(189)	$(715)	$228

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

9.	Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility PR Solutions (Agility).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

The Agility segment provides tools and related professional services that enable PR and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility.

A significant portion of the Company’s revenues is generated from its production facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
DDS	$10,177	$10,477
Synodex	1,024	981
Agility	2,493	2,662
Total Consolidated	$13,694	$14,120

Income (loss) before provision for income taxes(1):
DDS	$74	$656
Synodex	119	(35)
Agility	(672)	(315)
Total Consolidated	$(479)	$306

Income (loss) before provision for income taxes(2):
DDS	$12	$590
Synodex	159	7
Agility	(650)	(291)
Total Consolidated	$(479)	$306

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	March 31, 2019	December 31, 2018
Total assets:
DDS	$26,480	$22,334
Synodex	382	787
Agility	25,818	22,930
Total Consolidated	$52,680	$46,051

	March 31, 2019	December 31, 2018
Goodwill:
Agility	$2,089	$2,050

(1) Before elimination of inter-segment profits

(2) After elimination of inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended
	March 31,
	2019	2018

United States	$6,531	$5,979
United Kingdom	2,318	2,955
The Netherlands	1,722	1,762
Canada	1,484	1,469
Other - principally Europe	1,639	1,955
	$13,694	$14,120

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Long-lived assets of the Company as of March 31, 2019 and December 31, 2018, respectively, by geographic region, are comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018

United States	$4,981	$4,383

Foreign countries:
Canada	8,329	7,023
United Kingdom	2,071	2,045
Philippines	5,683	900
India	946	475
Sri Lanka	846	280
Israel	27	30
Germany	1	2
Total foreign	17,903	10,755
	$22,884	$15,138

Long lived assets include the unamortized balance of right of use assets amounting to $7,784 as of March 31, 2019.

Two clients in the DDS segment generated approximately 26% of the Company’s total revenues for the three months ended March 31, 2019 and 32% of the Company’s total revenues for the three months ended March 31, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 52% and 58% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, approximately 62% of the Company's accounts receivable was from foreign (principally European) clients and 43% of the Company’s accounts receivable was due from three clients. As of December 31, 2018, approximately 57% of the Company's accounts receivable was from foreign (principally European) clients and 48% of the Company’s accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

10.	Loss Per Share

	Three months ended March 31,
	2019	2018
	(in thousands)

Net loss attributable to Innodata Inc. and Subsidiaries	$(452)	$(268)

Weighted average common shares outstanding	25,927	25,878
Dilutive effect of outstanding options	-	-
Adjusted for dilutive effects	25,927	25,878

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

Options to purchase 5.0 million and 4.2 million shares of common stock were outstanding as of March 31, 2019 and 2018, respectively, but not included in the computation of diluted loss per share. This was due to the net loss incurred for each of the three months ended March 31, 2019 and 2018, and the effect would have been antidilutive.

11.	Derivatives

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, respectively, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net gain (loss) recognized in OCI(1)	$-	$(536)
Net gain (loss) reclassified from accumulated OCI into income(2)	$-	$(5)
Net gain recognized in income(3)		$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “head start,” "believe," "expect," “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” "anticipate," "indicate," "point to," “forecast,” “predict,” “likely,” “goals,” “optimistic,” “foster,” “estimate,” “plan”, “potential”, or the negative thereof, and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

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

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will occur and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the dates such statements are made.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise.

Business Overview

Innodata Inc. (NASDAQ: INOD) (including its subsidiaries, the “Company”, “Innodata”, “we” or “our”) is a global services and technology company. We combine human expertise with deep learning technologies to power leading information products and enterprise artificial intelligence (AI)/digital transformation.

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

We also have venture businesses that leverage our core capabilities to provide specific industry solutions. Our Synodex venture business delivers a software-as-a-service (SaaS) platform and managed services for digital transformation of medical data. Our Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

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

Our Customers

Our customers include leading digital businesses in banking and financial services, technology, and digital retailing and four of the largest information industry companies in the world, spanning financial, legal, healthcare and scientific vertical markets. Our customers often seek to use digital data in combination with AI to support their businesses or to digitally transform operations. Our information industry customers sell subscriptions to data products that require enhanced digital data.

Our Services

(i)	Data Acquisition, Transformation, and Enrichment at Scale

In order to use content in an information product or in AI, there are often significant obstacles that must be overcome: the content may be contained in multiple websites; it may be in disparate formats; and it may lack the necessary semantics and metadata to make it product- or AI-ready. We overcome these obstacles by combining advanced technology and human subject matter experts, enabling us to produce highly refined product- and AI-ready content efficiently and at scale.

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

Our data storage and application hosting platform has been built utilizing an innovative enterprise infrastructure platform enabling robust performance scaling, strong security, high availability, and advanced business continuity. We support a range of strategies to suit our customers’ needs for data security, compliance, scalability and reliability. We can host data and applications in our own data centers at our production facilities or we can utilize third-party cloud services which provide the benefit of “infinite scalability” of hardware resources. When we are processing sensitive information for banks and insurance companies, we utilize U.S.-based, co-located data centers in combination with advanced data encryption (both at rest and in motion to the Advanced Encryption Standard 256 or similar standard) and desktop virtualization technologies, ensuring that data never leaves secured environments in the U.S. We employ a range of security features including monitored firewalls and intrusion detection devices. We can deploy on-premises, as well, and our machine learning microservices can be consumed via API.

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

Our DDS segment includes our Innodata docGenix, LLC subsidiary (docGenix). As of March 31, 2019, Innodata Inc. owned 94% of docGenix.

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

Synodex Segment

Synodex enables clients in the insurance and healthcare sectors to transform medical records into useable digital data and to apply technologies to the digital data to augment decision support.

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

Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of March 31, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC. More information about our Synodex segment can be found at www.synodex.com.

Agility Segment

Agility provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility has been ranked as the #1 easiest to use media database and as a leader in media and influencer targeting and media monitoring, out-performing significantly larger, more established competitors.1 The media intelligence solutions market is estimated to be $3.2 billion and growing 7% annually.2 The market is highly fragmented, with only a limited number of providers of integrated solutions such as Agility.

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

1 G2 Crowd

2 Burton-Taylor

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

To provide our services, we maintain a big data engine that stores and indexes media content. We index approximately two billion media items each year.

Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility. More information about our Agility segment can be found at www.agilitypr.com

Revenues

Revenue Recognition – commencing January 1, 2018 we recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements, which are not significant to the overall revenues, are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk; set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

We consider U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

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

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before income taxes, depreciation, amortization of intangible assets, impairment charges, changes in fair value of contingent consideration, stock-based compensation, loss attributable to non-controlling interests and interest income (expense).

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, Adjusted EBITDA facilitates comparisons of the core operating performance of our Company from period to period on a consistent basis and helps us identify underlying trends in our business. We believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by the management in our financial and operational decision-making. We use this measure to establish operational goals for managing our business and evaluating our performance.

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

The following tables reconcile net income (loss) to Adjusted EBITDA for the periods presented (in thousands):

Consolidated

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(452)	$(268)
Depreciation and amortization	809	884
Stock-based compensation	129	140
Provision for income taxes	(28)	582
Interest expense, net	11	4
Non-controlling interests	1	(8)
Adjusted EBITDA - Consolidated	$470	$1,334

DDS Segment

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net income attributable to DDS Segment	$37	$1
Depreciation and amortization	425	502
Stock-based compensation	118	138
Provision for income taxes	(17)	594
Interest expense, net	10	1
Non-controlling interests	(8)	(5)
Adjusted EBITDA - DDS Segment	$565	$1,231

Synodex Segment

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net income attributable to Synodex Segment	$150	$10
Stock-based compensation	3	-
Non-controlling interests	9	(3)
Adjusted EBITDA - Synodex Segment	$162	$7

Agility Segment

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(639)	$(279)
Depreciation and amortization	384	382
Stock-based compensation	8	2
Provision for income taxes	(11)	(12)
Interest expense, net	1	3
Adjusted EBITDA - Agility Segment	$(257)	$96

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues

Total revenues were $13.7 million for the three months ended March 31, 2019 compared to $14.1 million for the three months ended March 31, 2018, a decrease of approximately $0.4 million or 3%.

Revenues from the DDS segment were $10.2 million and $10.5 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately $0.3 million or 3%. The decrease is attributable to a reduction in volume from one client offset in part by volume increases from other clients.

Revenues from the Synodex segment were $1.0 million for each of the three months ended March 31, 2019 and 2018.

Revenues from the Agility segment were $2.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately $0.1 million or 4%.

Two clients in the DDS segment generated an aggregate of approximately 26% of the Company’s total revenues for the three months ended March 31, 2019 and 32% of the Company’s total revenues for the three months ended March 31, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 52% and 58% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

Direct Operating Costs

Direct operating costs were $9.6 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $0.3 million or 3%. Direct operating costs as a percentage of total revenues were 70% for each of the three months ended March 31, 2019 and March 31, 2018.

Direct operating costs for the DDS segment were approximately $7.3 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively, a net decrease of approximately $0.2 million or 3%.  The decrease in direct operating costs is primarily attributable to lower labor costs of $0.3 million and reduced delivery center costs of $0.4 million, offset in part by $0.5 million of foreign exchange losses. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% for each of the three months ended March 31, 2019 and 2018, respectively.

Direct operating costs for the Synodex segment were $0.7 million for the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018, net of intersegment profits, a decrease of $0.1 million or 12%. The decline in direct operating costs reflects production efficiencies realized. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 71% and 80% for the three months ended March 31, 2019 and 2018, respectively.

Direct operating costs for the Agility segment were $1.6 million for the three months ended March 31, 2019 and 2018, respectively. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 64% and 62% for the three months ended March 31, 2019 and 2018, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $4.6 million for the three months ended March 31, 2019 compared to $3.9 million for the three months ended March 31, 2018, an increase of $0.7 million or approximately 18%. Selling and administrative expenses as a percentage of total revenues were 34% and 28% for the three months ended March 31, 2019 and 2018, respectively.

Selling and administrative expenses for the DDS segment were $3.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $0.6 million or 26%. The increase in selling and administrative expenses are primarily attributable to higher professional fees, incentives and new hires. As a percentage of DDS revenues, DDS selling and administrative expenses were 29% and 22% for the three months ended March 31, 2019 and March 31, 2018, respectively.

Selling and administrative expenses for the Synodex segment were $0.1 million for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31, 2018, respectively, a decrease of $0.1 million or 50%. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 13% for the three months ended March 31, 2019 and 20% for the three months ended March 31, 2018.

Selling and administrative expenses for the Agility segment were $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $0.1 million or 7%. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 61% for the three months ended March 31, 2019 and 54% for the three months ended March 31, 2018.

Income Taxes

We recorded a provision for income taxes of ($28,000) and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the three-month period ended March 31, 2019 is summarized as below:

March 31, 2019

Federal income tax expense at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	104.2
Increase in unrecognized tax benefits (FIN48)	(36.8)
Tax effects of foreign operations	(34.0)
Return to provision true up	(28.0)
Foreign rate differential	(8.1)
Change in valuation allowance	(7.9)
Other	(4.6)
Effective tax rate	5.8%

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $20.8 million at March 31, 2019. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for US Federal and state taxes from 2015 through 2018. Various foreign subsidiaries currently have open tax years from 2003 through 2018. Refer to Item 1, Note 3 for more information about Tax Assessments.

Net Loss

We incurred a net loss of $0.5 million during the three months ended March 31, 2019 compared to a net loss of $0.3 million during the three months ended March 31, 2018.

Net income for the DDS segment was break-even for the three months ended March 31, 2019 and March 31, 2018, net of intersegment profits. Net income for the Synodex segment was $150,000 for the three months ended March 31, 2019 compared to break-even for the three months ended March 31, 2018, net of intersegment profits. Net loss for the Agility segment was $650,000 and $300,000 for the three months ended March 31, 2019 and 2018, respectively.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2019 was $0.5 million compared to $1.3 million for the three months ended March 31, 2018. Adjusted EBITDA for the DDS segment was $0.6 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA for the Synodex segment was $0.2 million and break-even for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA for the Agility segment was a net loss of $0.3 million and income of $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$12,161	$10,869
Working capital	11,128	12,981

At March 31, 2019, we had cash and cash equivalents of $12.2 million, of which $5.7 million was held by our foreign subsidiaries, and the $6.5 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under Internal Revenue Service Regulation 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $25.8 million. Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovations; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2019, we had working capital of approximately $11.1 million, as compared to working capital of approximately $13.0 million as of December 31, 2018.

We did not have any material commitments for capital expenditure as of March 31, 2019.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no debt facilities or lines of credit, and reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise would materially and adversely affect the Company.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2019 was $2.1 million primarily on account of the $2.5 million decrease in our accounts receivable and $0.1 million net decrease in other working capital accounts. This favorable result was reduced by our net loss of $0.5 million in the quarter.  The reduction in accounts receivable  is a result of improvements in our collection effort during the period.  Refer to the condensed consolidated statement of cash flows for further details.

Our days’ sales outstanding (DSO) were 62 days for the three months ended March 31, 2019 and 66 days for the year ended December 31, 2018. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the three months ended March 31, 2019, cash used in our investing activities was $0.5 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $1.0 million to $2.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

For the three months ended March 31, 2019, cash used in financing activities was for payments of long-term obligations of $0.4 million.

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

The significant accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K, unless otherwise noted.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01, Financial Instruments – Overall (“Subtopic 825-10”): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefits Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”) that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. We are currently evaluating the early adoption of ASU-2018-14 but do not expect it to have a material impact to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2019 based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure under “Legal Proceedings” in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Rights Agreement, dated as of February 1, 2019, between Innodata Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to Innodata’s Current Report on Form 8-K, filed with the SEC on February 4, 2019).

10.1	Offer of Employment, effective April 17, 2019, between Innodata Inc. and Mr. Robert O’Connor (incorporated herein by reference to Exhibit 10.1 to Innodata’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

_____________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	May 10, 2019	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 10, 2019	/s/ Robert O’Connor
Chief Financial Officer and Principal Accounting Officer