Form 10-Q
period 2019-06-30
INNODATA INC
filed 2019-08-08
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INOD	NASDAQ

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of July 31, 2019 was 25,952,454.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2019

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,261	$10,869
Accounts receivable, net of allowance for doubtful accounts of $700 and $1,000, respectively	8,512	10,626
Prepaid expenses and other current assets	5,186	5,778
Total current assets	25,959	27,273
Property and equipment, net	6,960	6,813
Right of use asset	7,559	-
Other assets	2,218	2,436
Deferred income taxes	1,881	1,204
Intangibles, net	5,928	6,275
Goodwill	2,095	2,050
Total assets	$52,600	$46,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$1,834
Accrued expenses	3,357	2,903
Accrued salaries, wages and related benefits	3,753	4,494
Income and other taxes	4,231	3,532
Long-term obligations - current portion	838	1,529
Operating lease liability - current portion	1,163	-
Total current liabilities	15,175	14,292

Deferred income taxes	547	571
Long-term obligations, net of current portion	3,114	4,062
Operating lease liability, net of current portion	7,266	-

Non-controlling interests	(3,447)	(3,440)
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,633,000 shares issued and 25,952,000 outstanding at June 30, 2019; 27,558,000 shares issued and 25,877,000 outstanding at December 31, 2018	276	275
Additional paid-in capital	27,852	27,579
Retained earnings	6,244	7,349
Accumulated other comprehensive income (loss)	195	(15)
	34,567	35,188
Less: treasury stock, 1,681,000 shares at cost	(4,622)	(4,622)
Total stockholders’ equity	29,945	30,566
Total liabilities and stockholders’ equity	$52,600	$46,051

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2019	2018

Revenues	$13,639	$14,270
Operating costs and expenses:
Direct operating costs	9,575	9,929
Selling and administrative expenses	4,613	3,667
Goodwill impairment	-	675
Interest expense, net	12	10
	14,200	14,281

Loss before provision for income taxes	(561)	(11)

Provision for income taxes	100	451

Net loss	(661)	(462)

Income (loss) attributable to non-controlling interests	(8)	4

Net loss attributable to Innodata Inc. and Subsidiaries	$(653)	$(466)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	25,877	25,877

Comprehensive loss:
Net loss	$(661)	$(462)
Pension liability adjustments, net of taxes	(41)	(58)
Change in fair value of derivatives, net of taxes	-	(61)
Foreign currency translation adjustment	23	(337)
Other comprehensive loss	(18)	(456)
Total comprehensive loss	(679)	(918)
Comprehensive income (loss) attributed to non-controlling interest	(8)	4
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(671)	$(922)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2019	2018

Revenues	$27,333	$28,390
Operating costs and expenses:
Direct operating costs	19,135	19,823
Selling and administrative expenses	9,215	7,583
Goodwill impairment	-	675
Interest expense, net	23	14
	28,373	28,095

Income (loss) before provision for income taxes	(1,040)	295

Provision for income taxes	72	1,033

Net loss	(1,112)	(738)

Loss attributable to non-controlling interests	(7)	(4)

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,105)	$(734)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	25,877	25,877

Comprehensive loss:
Net loss	$(1,112)	$(738)
Pension liability adjustment, net of taxes	(77)	(117)
Change in fair value of derivatives, net of taxes	-	(592)
Foreign currency translation adjustment	287	(365)
Other comprehensive income (loss)	210	(1,074)
Total comprehensive loss	(902)	(1,812)
Comprehensive loss attributed to non-controlling interest	(7)	(4)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(895)	$(1,808)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,112)	$(738)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,561	1,724
Goodwill impairment	-	675
Stock-based compensation	273	271
Deferred income taxes	(677)	243
Pension cost	240	(3)
Changes in operating assets and liabilities:
Accounts receivable	2,392	1,452
Prepaid expenses and other current assets	455	(1,505)
Other assets	224	266
Accounts payable and accrued expenses	(160)	(971)
Accrued salaries, wages and related benefits	(759)	(628)
Income and other taxes	677	2,194
Net cash provided by operating activities	3,114	2,980

Cash flows from investing activities:
Capital expenditures	(813)	(1,256)
Net cash used in investing activities	(813)	(1,256)

Cash flows from financing activities:
Payment of long-term obligations	(699)	(1,371)
Issuance of restricted shares	1	-
Net cash used in financing activities	(698)	(1,371)

Effect of exchange rate changes on cash and cash equivalents	(211)	(54)

Net increase in cash and cash equivalents	1,392	299

Cash and cash equivalents, beginning of period	10,869	11,407

Cash and cash equivalents, end of period	$12,261	$11,706

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$528	$203
Cash paid for operating leases	$1,155	$1,308

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

January 1, 2018	25,877	$275	$27,275	$7,345	$846	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(268)	-	-	(268)
Stock-based compensation	-	-	140	-	-	-	140
Pension liability adjustments, net of taxes	-	-	-	-	(59)	-	(59)
Foreign currency translation adjustment	-	-	-	-	(28)	-	(28)
Change in fair value of derivatives, net of taxes	-	-	-	-	(531)	-	(531)
March 31, 2018	25,877	275	27,415	7,077	228	(4,622)	30,373
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(466)	-	-	(466)
Stock-based compensation	-	-	131	-	-	-	131
Pension liability adjustments, net of taxes	-	-	-	-	(58)	-	(58)
Foreign currency translation adjustment	-	-	-	-	(337)	-	(337)
Change in fair value of derivatives, net of taxes	-	-	-	-	(61)	-	(61)
June 30, 2018	25,877	$275	$27,546	$6,611	$(228)	$(4,622)	$29,582

January 1, 2019	25,877	$275	$27,579	$7,349	$(15)	$(4,622)	$30,566
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(452)	-	-	(452)
Issuance of restricted stock	75	1	5	-	-	-	6
Stock-based compensation	-	-	123	-	-	-	123
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	(36)
Foreign currency translation adjustment	-	-	-	-	264	-	264
March 31, 2019	25,952	276	27,707	6,897	213	(4,622)	30,471
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(653)	-	-	(653)
Issuance of restricted stock	-	-	9	-	-	-	9
Stock-based compensation	-	-	136	-	-	-	136
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	(41)
Foreign currency translation adjustment	-	-	-	-	23	-	23
June 30, 2019	25,952	$276	$27,852	$6,244	$195	$(4,622)	$29,945

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company also has venture businesses that leverage its core capabilities to provide specific industry solutions. The Company’s Synodex venture business delivers a software-as-a-service (SaaS) platform and managed services for digital transformation of medical data. The Company’s Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers, as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

The Company’s DDS segment specializes in combining artificial neural networks and human expertise in multiple domains (including health, science, and law) to make “unstructured information” (sometimes referred to as “content”) useable. For business information companies, “useable” means that the content can be sold via subscription to a digital product. For enterprises, “useable” means that the content can drive digital process transformation and artificial intelligence (AI). The Company works with all classes of data, including sensitive and protected data.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of June 30, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC.

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

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2019, the results of its operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, cash flows for the six months ended June 30, 2019 and 2018, and stockholders’ equity for the three and six months ended June 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the December 31, 2018 consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

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

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements are recognized at gross with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk; set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

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

Foreign Currency - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees or Israeli shekels are translated to U.S. dollars at rates using the average rates in effect on the transaction dates.

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

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

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

Leases - In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” as modified (“ASU 2016-02”), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted ASU 2016-02 effective January 1, 2019. Upon adoption, the Company recognized a right of use asset and corresponding lease liability. Refer to Note 6, Operating Leases.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at the inception date and requires an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. A reassessment is made after inception of the lease only if one of the following applies:

a.	there is a change in contractual terms, other than a renewal or extension of the arrangement;

b.	a renewal option is exercised, or extension granted, unless the term of the renewal or extension was initially included in the lease term;

c.	there is a change in the determination of whether fulfillment is dependent on a specified asset; or

d.	there is a substantial change to the asset.

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

Deferred Revenue - represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018 is deferred revenue amounting to $1.4 million and $1.1 million, respectively.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (“Subtopic 825-10”): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

2.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	45
Balance as of June 30, 2019	$2,095

Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	(49)
Goodwill impairment	(675)
Balance as of June 30, 2018	$2,108

As of June 30, 2018, the Company recorded a full goodwill impairment of $675,000 for its DDS segment.

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

The Company will perform its annual goodwill assessment for the Agility segment as of September 30, 2019.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	99	96	13	1	19	228
Balance as of June 30, 2019	$3,098	$2,177	$868	$43	$3,565	$9,751

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(107)	(104)	(13)	(2)	(21)	(247)
Balance as of June 30, 2018	$3,097	$2,160	$871	$44	$3,626	$9,798

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	154	90	60	1	179	484
Foreign currency translation	44	36	6	1	4	91
Balance as of June 30, 2019	$1,335	$892	$506	$21	$1,069	$3,823

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	159	93	61	2	181	496
Foreign currency translation	(39)	(33)	(5)	-	(3)	(80)
Balance as of June 30, 2018	$1,022	$705	$386	$17	$725	$2,855

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended June 30, 2019 and 2018. Amortization expense relating to acquisition-related intangible assets was $0.5 million for each of the six months ended June 30, 2019 and 2018.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

As of the date hereof, estimated amortization expense for intangible assets after June 30, 2019 is as follows (in thousands):

Year	Amortization
2019	$487
2020	907
2021	907
2022	907
2023	907
Thereafter	1,813
$5,928

3.	Income Taxes

The Company recorded a provision for income taxes of $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively; and $0.1 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by the Company’s foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. entities and Canadian subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the six-month period ended June 30, 2019 is summarized in the table below:

June 30, 2019

Federal income tax expense at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	53.4
Change in valuation allowance	10.9
Increase in unrecognized tax benefits (FIN48)	(27.7)
Tax effects of foreign operations	(61.3)
Return to provision true up	0.4
Foreign rate differential	(0.1)
Other	(3.5)
Effective tax rate	(6.9)%

Pursuant to the Tax Cuts and Jobs Act of 2017, during the fourth quarter of 2017, the Company recorded a one-time deemed repatriation of foreign earnings and profits (“E&P”) amounting to $25.8 million. No toll charge liability was recorded due to the available net operating loss carryforwards.

As of June 30, 2019, the Company performed a calculation of the Global Intangible Low-Taxed Income (“GILTI”) provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2019 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2019	$2,424
Increase in tax position	183
Interest accrual	88
Foreign currency remeasurement	34
Balance - June 30, 2019	$2,729

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The Company had unrecognized tax benefits of approximately $2.7 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively. The portion of unrecognized tax benefits relating to an increase in tax positions was approximately $0.2 million while the portion of unrecognized tax benefits relating to interest and penalties was approximately $0.1 million for the six months ended June 30, 2019. The unrecognized tax benefits as of June 30, 2019 and December 31, 2018, if recognized, would have an impact on the Company’s effective tax rate.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for U.S. Federal and state taxes from 2015 through 2018. Various foreign subsidiaries currently have open tax years from 2003 through 2018.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Management disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $68.3 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

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

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

4.	Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The payment amount aggregates to approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (the “USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

The Company is also subject to various other legal proceedings and claims which arise in the ordinary course of business.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, the Company’s estimate of potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

The Company’s legal reserves related to legal proceedings and claims are based on a determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The reserves are adjusted if necessary. While the Company intends to defend against these matters vigorously, adverse outcomes that it estimates could reach approximately $275,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

A summary of stock option activity under the Plan as of June 30, 2019, and changes during the six months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,982,040	$2.14
Granted	220,000	1.38
Exercised	-
Forfeited/Expired	(174,237)	2.04
Outstanding at June 30, 2019	5,027,803	$2.11	6.27	$-

Exercisable at June 30, 2019	3,564,211	$2.49	5.13	$-

Vested and Expected to Vest at June 30, 2019	5,027,803	$2.11	6.27	$-

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options granted, and weighted average assumptions were as follows:

	For the Six Months Ended June 30,
	2019	2018
Weighted average fair value of options granted	$0.64	$-

Risk-free interest rate	2.55%	-
Expected life (years)	6	-
Expected volatility factor	45%	-
Expected dividends	None	-

A summary of restricted shares under the Company’s Plan as of June 30, 2019 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Granted	75,000	1.38
Vested	-	-
Forfeited/Expired	-	-
Unvested at June 30, 2019	75,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of June 30, 2019 totaled approximately $0.9 million. The weighted average period over which these costs will be recognized is 24 months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Direct operating costs	$20	$55	$38	$109
Selling and administrative expenses	125	76	235	162
Total stock-based compensation	$145	$131	$273	$271

6.	Operating Leases

The Company has various operating lease agreements for its offices and service delivery centers. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

These lease agreements are for terms ranging from two to 11 years and, in most cases, provide for rental escalations ranging from 1.75% to 10%. Most of these agreements are renewable at the mutual consent of the parties in the contract.

The Company adopted ASU Topic 842 - Leases beginning January 1, 2019 and adopted the practical expedients consistently for all its leases. Accordingly, the Company:

1.	Did not reassess whether any expired or existing contracts are or contain leases.

2.	Did not reassess the lease classification for any expired or existing leases.

3.	Did not reassess initial direct costs for any existing leases.

In addition, the Company elected to retrospectively determine the lease term and assess impairment of the right of use asset.

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

The table below summarizes the amounts recognized in the financial statements related to operating leases for the periods presented (in thousands):

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019

Rent expense for long-term operating leases	$453	$907
Rent expense for short-term leases	85	172
Total rent expense	$538	$1,079

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of June 30, 2019 (in thousands).

Year	Amount

2019	$930
2020	1,757
2021	1,341
2022	1,258
2023	1,051
2024 and thereafter	5,701
Total lease payments	12,038
Less: Interest	(3,609)
Net present value of lease liabilities	$8,429

Current portion	$1,163
Long term portion	7,266
Total	$8,429

The weighted average remaining lease terms and discount rates for all of our operating leases as of June 30, 2019 were as follows:

Weighted average lease term remaining	73 months
Weighted average discount rate	8.98%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

7.	Long-term Obligations

Total long-term obligations of the Company as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Pension obligations - accrued pension liability	$2,750	$2,591
Settlement agreement (1)	810	1,010
Capital lease obligations	290	574
Microsoft licenses (2)	102	355
Deferred lease payments	-	489
Lease incentive liability	-	572
	3,952	5,591
Less: Current portion of long-term obligations	838	1,529
Totals	$3,114	$4,062

 (1) Represents payment to be made pursuant to a settlement agreement between a subsidiary of the Company and 19 former employees of such subsidiary in December of 2018. The balance is payable in monthly installments through March 2023.

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

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2019, and reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at April 1, 2019	$1,415	$-	$(1,202)	$213
Other comprehensive income before reclassifications, net of taxes	-	-	23	23
Total other comprehensive income (loss) before reclassifications, net of taxes	1,415	-	(1,179)	236
Net amount reclassified to earnings	(41)	-	-	(41)
Balance at June 30, 2019	$1,374	$-	$(1,179)	$195

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2018	$1,132	$(189)	$(715)	$228
Other comprehensive loss before reclassifications, net of taxes	-	(148)	(337)	(485)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,132	(337)	(1,052)	(257)
Net amount reclassified to earnings	(58)	87	-	29
Balance at June 30, 2018	$1,074	$(250)	$(1,052)	$(228)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	-	287	287
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,179)	272
Net amount reclassified to earnings	(77)	-	-	(77)
Balance at June 30, 2019	$1,374	$-	$(1,179)	$195

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive loss before reclassifications, net of taxes	-	(684)	(365)	(1,049)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(342)	(1,052)	(203)
Net amount reclassified to earnings	(117)	92	-	(25)
Balance at June 30, 2018	$1,074	$(250)	$(1,052)	$(228)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
DDS	$10,052	$10,826	$20,229	$21,303
Synodex	915	1,013	1,939	1,995
Agility	2,672	2,431	5,165	5,092
Total Consolidated	$13,639	$14,270	$27,333	$28,390

Income (loss) before provision for income taxes(1):
DDS	$153	$456	$227	$1,112
Synodex	(130)	88	(11)	53
Agility	(584)	(555)	(1,256)	(870)
Total Consolidated	$(561)	$(11)	$(1,040)	$295

Income (loss) before provision for income taxes(2):
DDS	$94	$400	$106	$990
Synodex	(91)	127	68	134
Agility	(564)	(538)	(1,214)	(829)
Total Consolidated	$(561)	$(11)	$(1,040)	$295

	June 30, 2019	December 31, 2018
Total assets:
DDS	$28,247	$22,334
Synodex	399	787
Agility	23,954	22,930
Total Consolidated	$52,600	$46,051

	June 30, 2019	December 31, 2018
Goodwill:
Agility	$2,095	$2,050

(1) Before elimination of inter-segment profits

(2) After elimination of inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

United States	$6,223	$5,992	$12,754	$11,971
United Kingdom	2,408	3,029	4,726	5,984
The Netherlands	1,694	1,827	3,416	3,589
Canada	1,476	1,469	2,960	2,938
Other - principally Europe	1,838	1,953	3,477	3,908
	$13,639	$14,270	$27,333	$28,390

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

Long-lived assets of the Company as of June 30, 2019 and December 31, 2018, respectively, by geographic region, are comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018

United States	$4,860	$4,383

Foreign countries:
Canada	8,639	7,023
United Kingdom	1,964	2,045
Philippines	5,495	900
India	770	475
Sri Lanka	790	280
Israel	23	30
Germany	1	2
Total foreign	17,682	10,755
	$22,542	$15,138

Long lived assets include the unamortized balance of right of use assets amounting to $7.6 million as of June 30, 2019.

Two clients in the DDS segment generated approximately 26% of the Company’s total revenues for the three months ended June 30, 2019 and 31% of the Company’s total revenues for the three months ended June 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 58% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively.

Two clients in the DDS segment generated approximately 26% of the Company’s total revenues for the six months ended June 30, 2019 and 31% of the Company’s total revenues for the six months ended June 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2019 and 2018, revenues from non-U.S. clients accounted for 53% and 58%, respectively, of the Company’s total revenues.

As of June 30, 2019, approximately 58% of the Company's accounts receivable was from foreign (principally European) clients and 36% of the Company’s accounts receivable was due from two clients. As of December 31, 2018, approximately 57% of the Company's accounts receivable was from foreign (principally European) clients and 48% of the Company’s accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

10.	Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net loss attributable to Innodata Inc. and Subsidiaries	$(653)	$(466)	$(1,105)	$(734)

Weighted average common shares outstanding	25,877	25,877	25,877	25,877
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive effects	25,877	25,877	25,877	25,877

Basic loss per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two-class method of computing income (loss) per share is used. Options to purchase 5.0 million and 3.5 million shares of common stock were outstanding as of June 30, 2019 and 2018, respectively, but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

11.	Derivatives

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net gain (loss) recognized in OCI(1)	$-	$(148)	$-	$(684)
Net gain (loss) reclassified from accumulated OCI into income(2)	$-	$(87)	$-	$(92)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “head start,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” "anticipate," "indicate," "point to," “forecast,” “predict,” “likely,” “goals,” “optimistic,” “foster,” “estimate,” “plan”, “potential”, or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. Such risks and uncertainties may be in addition to the risk described in part I, Item 1A, “Risk factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-k for the year ended December 31,2018.

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-Q will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the federal securities laws.

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

We also have venture businesses that leverage our core capabilities to provide specific industry solutions. Our Synodex venture business delivers a software-as-a-service (SaaS) platform and managed services for digital transformation of medical data. Our Agility PR Solutions (Agility) venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers, as well as monitoring and analyzing coverage across traditional and social media sources. Each venture business is reported as a separate segment.

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

For each cognitive decision, the machines provide a result together with a confidence score. A high confidence score means the machine is confident that it has performed accurately, and the content is ready to be deployed in an information product or for AI. A low confidence score means expert review is required.

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

Our DDS segment includes our Innodata docGenix, LLC subsidiary (docGenix). As of June 30, 2019, Innodata Inc. owned 94% of docGenix.

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

Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of June 30, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC. More information about our Synodex segment can be found at www.synodex.com.

Agility Segment

Agility provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility has been ranked as the #1 easiest to use media and influencer targeting platform and as a “momentum leader” based on company growth and customer satisfaction ratings, out-performing significantly larger, more established competitors.1  The media intelligence solutions is highly fragmented, with only a limited number of providers of integrated solutions such as Agility.

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

1 G2 Crowd Inc., https://www.g2.com/categories/media-and-influencer-targeting

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

Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility. More information about our Agility segment can be found at www.agilitypr.com.

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

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before income taxes, depreciation and amortization of intangible assets, impairment charges, stock-based compensation, loss attributable to non-controlling interests and interest income (expense).

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, Adjusted EBITDA facilitates period-to-period comparisons of our operating results on a consistent basis by excluding items that are not reflective of our core operations or are not within our control, and helps us identify underlying trends in our business. In this regard, we believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by management in our financial and operational decision-making. We also use this measure to establish operational goals for managing our business and evaluating our performance.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, U.S. GAAP net income (loss).

The following tables reconcile net income (loss) to Adjusted EBITDA (loss) for the periods presented (in thousands):

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net loss attributable to Innodata Inc. and Subsidiaries	$(653)	$(466)	$(1,105)	$(734)
Depreciation and amortization	752	840	1,561	1,724
Goodwill impairment	-	675	-	675
Stock-based compensation	145	131	273	271
Provision for income taxes	100	451	72	1,033
Interest expense, net	12	10	23	14
Non-controlling interests	(8)	4	(7)	(4)
Adjusted EBITDA - Consolidated	$348	$1,645	$817	$2,979

DDS Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$(22)	$(60)	$15	$(59)
Depreciation and amortization	365	461	790	963
Goodwill impairment	-	675	-	675
Stock-based compensation	127	129	244	267
Provision for income taxes	111	463	94	1,057
Interest expense, net	11	7	21	8
Non-controlling interests	2	(4)	(6)	(9)
Adjusted EBITDA - DDS Segment	$594	$1,671	$1,158	$2,902

Synodex Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income (loss) attributable to Synodex Segment	$(81)	$119	$69	$129
Stock-based compensation	3	-	6	-
Non-controlling interests	(10)	8	(1)	5
Adjusted EBITDA (loss) - Synodex Segment	$(88)	$127	$74	$134

Agility Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(550)	$(525)	$(1,189)	$(804)
Depreciation and amortization	387	379	771	761
Stock-based compensation	15	2	23	4
Provision for income taxes	(11)	(12)	(22)	(24)
Interest expense, net	1	3	2	6
Adjusted EBITDA loss - Agility Segment	$(158)	$(153)	$(415)	$(57)

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenues

Total revenues were $13.6 million for the three months ended June 30, 2019 compared to $14.3 million for the three months ended June 30, 2018, a decrease of approximately $0.7 million or 5%.

Revenues from the DDS segment were $10.0 million and $10.9 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately $0.9 million or 8%. The decrease is attributable to lower volume from three clients.

Revenues from the Synodex segment were $0.9 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.1 million or approximately 10%. This decrease is primarily attributable to lower volume from one client.

Revenues from the Agility segment were $2.7 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.3 million or approximately 13%. The increase is due to seasonal revenues from our annual Bulldog awards program of $0.1 million and $0.2 million increased revenues from subscriptions to our Agility database.

Two clients in the DDS segment generated approximately 26% of the Company’s total revenues for the three months ended June 30, 2019 and 31% of the Company’s total revenues for the three months ended June 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 58% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively.

Direct Operating Costs

Direct operating costs were $9.6 million and $9.9 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.3 million or 3%. Direct operating costs as a percentage of total revenues increased to 71% for the three months ended June 30, 2019 compared to 69% for the three months ended June 30, 2018.

Direct operating costs for the DDS segment were approximately $7.1 million and $7.7 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.6 million or 8%. Direct operating costs for the three months ended June 30, 2019 include a one-time charge of $400,000 for an assessment of retroactive foreign social security contributions as a result of a recent decision by the Supreme Court of India that affects companies generally. The decrease in direct operating costs is attributed to lower labor and reduced delivery center costs arising from continuing cost rationalization that commenced in the second half of 2017. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% for each of the three months ended June 30, 2019 and 2018.

Direct operating costs for the Synodex segment were $0.8 million for the three months ended June 30, 2019 and $0.7 million for the three months ended June 30, 2018, net of intersegment profits. Direct operating costs for the Synodex segment as a percentage of revenues were 89% and 70% for the three months ended June 30, 2019 and 2018, respectively. Direct operating costs as a percentage of revenues increased in the second quarter of 2019 primarily due to revenue timing from one client combined with the cost of hardware and software upgrades which were expensed in the second quarter of 2019.

Direct operating costs for the Agility segment were $1.7 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively. The $0.2 million increase is primarily a result of expenditures in support of increased revenues. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 63% for each of the three months ended June 30, 2019 and 2018.

Selling and Administrative Expenses

Selling and administrative expenses were $4.6 million for the three months ended June 30, 2019 compared to $3.7 million for the three months ended June 30, 2018, an increase of $0.9 million or approximately 24%. Selling and administrative expenses as a percentage of total revenues were 34% for the three months ended June 30, 2019 and 26% for the three months ended June 30, 2018.

Selling and administrative expenses for the DDS segment were $2.9 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.8 million or 38%. The increase in selling and administrative expenses is primarily attributable to investing in our product and marketing strategic initiatives. As a percentage of DDS revenues, DDS selling and administrative expenses were 29% for the three months ended June 30, 2019 and 19% for the three months ended June 30, 2018. The increase in selling and administrative expenses as a percentage of revenues is due to lower revenues combined with increased selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.2 million for each of the three months ended June 30, 2019 and 2018. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 22% for the three months ended June 30, 2019 and 20% for the three months ended June 30, 2018.

Selling and administrative expenses for the Agility segment were $1.5 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.1 million or 7%. The $0.1 million increase is primarily a result of expenditures in support of increased revenues. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 56% for the three months ended June 30, 2019 and 58% for the three months ended June 30, 2018.

Goodwill Impairment

During the three months ended June 30, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the three months ended June 30, 2019.

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

The Company will perform its annual goodwill assessment for the Agility segment as of September 30, 2019.

Income Taxes

We recorded a provision for income taxes of $0.1 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The $0.4 million decrease is primarily due to a higher tax provision by our foreign subsidiaries attributable to foreign exchange gains in the three months ended June 30, 2018.

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities and tax effects of foreign operations, including foreign exchange gains and losses.

Net Loss

We incurred a net loss of $0.7 million during the three months ended June 30, 2019 compared to a net loss of $0.5 million during the three months ended June 30, 2018.

The DDS segment was breakeven for the three months ended June 30, 2019, compared to net loss of $0.1 million for the three months ended June 30, 2018, net of intersegment profits. Net loss for the three months ended June 30, 2019 include a one-time charge of $400,000 for an assessment of retroactive foreign social security contributions as a result of a recent decision by the Supreme Court of India that affects companies generally.

Net loss for the Synodex segment was $0.1 million for the three months ended June 30, 2019 compared to a net income of $0.1 million for the three months ended June 30, 2018, net of intersegment profits.

Net loss for the Agility segment was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2019 was $0.3 million compared to $1.6 million for the three months ended June 30, 2018.

Adjusted EBITDA for the DDS segment was $0.6 million compared to $1.7 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1.1 million or 65%. The decrease is primarily attributable to $0.7 million of goodwill impairment, $0.3 million tax provision by our foreign subsidiaries attributable to foreign exchange gains and $0.1 million depreciation and amortization in the three months ended June 30, 2018.

Adjusted EBITDA for the Synodex segment was a loss of $0.1 million for the three months ended June 30, 2019 compared to an income of $0.1 million for the three months ended June 30, 2018, a decrease of $0.2 million. This decrease is primarily due to revenue timing from one client combined with the cost of existing hardware and software upgrades which were expensed in the second quarter of 2019.

Adjusted EBITDA for the Agility segment was a loss of $0.2 million for each of the three months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019 and 2018

Revenues

Total revenues were $27.3 million for the six months ended June 30, 2019 compared to $28.4 million for the six months ended June 30, 2018, a decrease of $1.1 million or 4%.

Revenues from the DDS segment were $20.2 million and $21.3 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately $1.1 million or 5%. The decrease in revenues is primarily attributable to lower volume from one client.

Revenues from the Synodex segment were $1.9 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.1 million or 5%. This decrease is primarily due to revenue timing from one client.

Revenues from the Agility segment were $5.2 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase is attributable to higher revenues from subscriptions to our Agility database.

Two clients in the DDS segment generated approximately 26% of the Company’s total revenues for the six months ended June 30, 2019 and 31% of the Company’s total revenues for the six months ended June 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, for the six months ended June 30, 2019 and 2018, revenues from non-U.S. clients accounted for 53% and 58%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $19.1 million and $19.8 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.7 million or 4%. Direct operating costs as a percentage of total revenues were 70% for each of the six months ended June 30, 2019 and 2018.

Direct operating costs for the DDS segment were approximately $14.2 million and $15.2 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $1.0 million or 7%.  Direct operating costs for the six months ended June 30, 2019 include a one-time charge of $400,000 for an assessment of retroactive foreign social security contributions as a result of a recent decision by the Supreme Court of India that affects companies generally. The decrease in direct operating costs is attributed to lower labor and reduced delivery center costs arising from continuing cost rationalization that commenced in the second half of 2017. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 70% and 71% for each of the six months ended June 30, 2019 and 2018, respectively.

Direct operating costs for the Synodex segment were $1.6 million for the six months ended June 30, 2019 and $1.5 million for the six months ended June 30, 2018, net of intersegment profits. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 84% and 75% for the six months ended June 30, 2019 and 2018, respectively. Direct operating costs as a percentage of revenues increased in the second quarter of 2019 primarily due to revenue timing from one client combined with the cost of hardware and software upgrades which were expensed in the second quarter of 2019.

Direct operating costs for the Agility segment were $3.3 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively. The $0.2 million increase is primarily a result of expenditures in support of increased revenues. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 63% and 61% for the six months ended June 30, 2019 and 2018, respectively.  The increase is due to higher content related costs.

Selling and Administrative Expenses

Selling and administrative expenses were $9.2 million for the six months ended June 30, 2019 compared to $7.6 million for the six months ended June 30, 2018, an increase of $1.6 million or 21%. Selling and administrative expenses as a percentage of total revenues increased to 34% for the six months ended June 30, 2019 from 27% for the six months ended June 30, 2018.

Selling and administrative expenses for the DDS segment were $5.9 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $1.5 million or 34%. The increase in selling and administrative expenses is primarily attributable to investing in our product and marketing strategic initiatives. As a percentage of DDS revenues, DDS selling and administrative expenses were 29% and 21% for each of the six months ended June 30, 2019 and 2018, respectively. The increase in selling and administrative expenses as a percentage of revenues is due to lower revenues combined with increased selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 16% and 20% for the six months ended June 30, 2019 and 2018, respectively.

Selling and administrative expenses for the Agility segment were $3.0 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 58% and 55% for the six months ended June 30, 2019 and 2018, respectively.

Goodwill Impairment

During the six months ended June 30, 2018, we recorded a full goodwill impairment of $675,000 for the DDS segment. There was no goodwill impairment recorded during the six months ended June 30, 2019.

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

The Company will perform its annual goodwill assessment for the Agility segment as of September 30, 2019.

Income Taxes

We recorded a provision for income taxes of $0.1 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. The $0.9 million decrease is primarily due to a higher tax provision by our foreign subsidiaries attributable to foreign exchange gains in the six months ended June 30, 2018.

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

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the six-month period ended June 30, 2019 is summarized in the table below:

June 30, 2019

Federal income tax expense at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	53.4
Change in valuation allowance	10.9
Increase in unrecognized tax benefits (FIN48)	(27.7)
Tax effects of foreign operations	(61.3)
Return to provision true up	0.4
Foreign rate differential	(0.1)
Other	(3.5)
Effective tax rate	(6.9)%

Pursuant to the Tax Cuts and Jobs Act of 2017, during the fourth quarter of 2017, we recorded a one-time deemed repatriation of foreign earnings and profits (“E&P”) amounting to $25.8 million. No toll charge liability was recorded due to the available net operating loss carryforwards.

As of June 30, 2019, we performed a calculation of the GILTI provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $19.4 million at June 30, 2019. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for U.S. Federal and state taxes from 2016 through 2019. Various foreign subsidiaries currently have open tax years from 2003 through 2018. Refer to Item 1, Note 3 for more information about Tax Assessments.

Net Loss

We incurred a net loss of $1.1 million for the six months ended June 30, 2019 compared to $0.7 million for the six months ended June 30, 2018.

The DDS segment was breakeven for each of the six months ended June 30, 2019 and 2018, net of intersegment profits. Net loss for the six months ended June 30, 2019 include a one-time charge of $400,000 for an assessment of retroactive foreign social security contributions as a result of a recent decision by the Supreme Court of India that affects companies generally.

The net income for the Synodex segment was $0.1 million for each of the six months ended June 30, 2019 and 2018, net of intersegment profits.

The net loss for the Agility segment was $1.2 million for the six months ended June 30, 2019 compared to a net loss of $0.8 million for the six months ended June 30, 2018. The $0.4 million increase in net loss is primarily a result of expenditures in support of increased revenues.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2019 was $0.8 million compared to Adjusted EBITDA of $3.0 million for the six months ended June 30, 2018.

Adjusted EBITDA for the DDS segment was $1.1 million for the six months ended June 30, 2019 compared to $2.9 million for the six months ended June 30, 2018, a decrease of $1.8 million or 62%. The decrease is primarily attributable to $1.1 million higher tax provision by our foreign subsidiaries due to foreign exchange gains and $0.7 million of goodwill impairment in the six months ended June 30, 2018.

Adjusted EBITDA was $0.1 million for the Synodex segment for each of the six months ended June 30, 2019 and 2018.

Adjusted EBITDA for the Agility segment was a loss of $0.4 million for the six months ended June 30, 2019 compared to a break-even for the six months ended June 30, 2018.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$12,261	$10,869
Working capital	10,784	12,981

At June 30, 2019, we had cash and cash equivalents of $12.3 million, of which $5.4 million was held by our foreign subsidiaries, and the $6.9 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under Internal Revenue Service Regulation 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $25.8 million. Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovations; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2019, we had working capital of approximately $10.8 million, as compared to working capital of approximately $13.0 million as of December 31, 2018.

We did not have any material commitments for capital expenditures as of June 30, 2019.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2019 was $3.1 million primarily on account of the $2.4 million decrease in our accounts receivable and a $0.4 million increase in other working capital. This favorable result was reduced by our net loss of $1.1 million in the period. The reduction in accounts receivable is a result of improvements in our collection effort during the period. Refer to the condensed consolidated statements of cash flows for further details.

Our days’ sales outstanding (DSO) were 63 days for the six months ended June 30, 2019 and 66 days for the year ended December 31, 2018. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the six months ended June 30, 2019, cash used in our investing activities was $0.8 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 million to $2.5 million. The source of funds for the anticipated capital expenditures will be cash generated from our operations.

Net Cash Used in Financing Activities

For the six months ended June 30, 2019, cash used in financing activities was for payments of long-term obligations of $0.7 million.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	August 8, 2019	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	August 8, 2019	/s/ Robert O’Connor
Chief Financial Officer and Principal Accounting Officer