Form 10-Q
period 2019-09-30
INNODATA INC
filed 2019-11-07
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of October 31, 2019 was 25,527,679.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2019

Part I. Financial Information

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,188	$10,869
Accounts receivable, net of allowance for doubtful accounts of $800 and $1,000, respectively	8,297	10,626
Prepaid expenses and other current assets	4,829	5,778
Total current assets	26,314	27,273
Property and equipment, net	7,074	6,813
Right-of-use asset	7,271	-
Other assets	2,075	2,436
Deferred income taxes	1,759	1,204
Intangibles, net	5,597	6,275
Goodwill	2,062	2,050
Total assets	$52,152	$46,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,111	$1,834
Accrued expenses	2,983	2,903
Accrued salaries, wages and related benefits	4,479	4,494
Income and other taxes	4,215	3,532
Long-term obligations - current portion	699	1,529
Operating lease liability - current portion	1,149	-
Total current liabilities	15,636	14,292

Deferred income taxes	528	571
Long-term obligations, net of current portion	3,086	4,062
Operating lease liability, net of current portion	6,949	-

Non-controlling interests	(3,450)	(3,440)
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series preferred stock; 5,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,633,000 shares issued and 25,918,000 outstanding at September 30, 2019; 27,558,000 shares issued and 25,877,000 outstanding at December 31, 2018	275	275
Additional paid-in capital	28,203	27,579
Retained earnings	5,689	7,349
Accumulated other comprehensive loss	(98)	(15)
	34,069	35,188
Less: Treasury stock, 1,715,000 shares at September 30, 2019 and 1,681,000 shares at December 31, 2018 at cost	(4,666)	(4,622)
Total stockholders’ equity	29,403	30,566
Total liabilities and stockholders’ equity	$52,152	$46,051

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2019	2018
Revenues	$13,846	$14,049
Operating costs and expenses:
Direct operating costs	9,019	9,237
Selling and administrative expenses	4,951	3,640
Interest expense, net	13	10
	13,983	12,887

Income (loss) before provision for income taxes	(137)	1,162

Provision for income taxes	421	469

Consolidated income (loss)	(558)	693

Income (loss) attributable to non-controlling interests	(3)	5

Income (loss) attributable to Innodata Inc. and Subsidiaries	$(555)	$688

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$0.03

Weighted average shares outstanding:
Basic	25,856	25,877
Diluted	25,856	26,093

Comprehensive income (loss):
Consolidated income (loss)	$(558)	$693
Pension liability adjustments, net of taxes	(41)	(57)
Change in fair value of derivatives, net of taxes	-	103
Foreign currency translation adjustment	(252)	114
Other comprehensive income (loss)	(293)	160
Total comprehensive income (loss)	(851)	853
Comprehensive income (loss) attributed to non-controlling interest	(3)	5
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(848)	$848

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2019	2018
Revenues	$41,179	$42,439
Operating costs and expenses:
Direct operating costs	28,154	29,060
Selling and administrative expenses	14,166	11,223
Goodwill impairment	-	675
Interest expense, net	36	24
	42,356	40,982

Income (loss) before provision for income taxes	(1,177)	1,457

Provision for income taxes	493	1,502

Consolidated net loss	(1,670)	(45)

Income (loss) attributable to non-controlling interests	(10)	1

Net loss attributable to Innodata Inc. and Subsidiaries	$(1,660)	$(46)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.06)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	25,870	25,877

Comprehensive loss:
Consolidated net loss	$(1,670)	$(45)
Pension liability adjustment, net of taxes	(118)	(174)
Change in fair value of derivatives, net of taxes	-	(489)
Foreign currency translation adjustment	35	(251)
Other comprehensive loss	(83)	(914)
Total comprehensive loss	(1,753)	(959)
Comprehensive income (loss) attributed to non-controlling interest	(10)	1
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,743)	$(960)

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(1,670)	$(45)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	2,248	2,558
Goodwill impairment	-	675
Stock-based compensation	624	539
Deferred income taxes	(607)	285
Pension cost	274	(15)
Changes in operating assets and liabilities:
Accounts receivable	2,509	1,053
Prepaid expenses and other current assets	752	(1,960)
Other assets	367	656
Accounts payable and accrued expenses	(208)	(902)
Accrued salaries, wages and related benefits	(29)	(757)
Income and other taxes	669	1,919
Net cash provided by operating activities	4,929	4,006

Cash flows from investing activities:
Capital expenditures	(1,393)	(1,700)
Net cash used in investing activities	(1,393)	(1,700)

Cash flows from financing activities:
Payment of long-term obligations	(881)	(1,792)
Purchase of treasury stock	(44)	-
Net cash used in financing activities	(925)	(1,792)

Effect of exchange rate changes on cash and cash equivalents	(292)	(31)

Net increase in cash and cash equivalents	2,319	483

Cash and cash equivalents, beginning of period	10,869	11,407

Cash and cash equivalents, end of period	$13,188	$11,890

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$726	$426
Cash paid for operating leases	$1,673	$1,951

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
January 1, 2018	27,558	$275	$27,275	$7,345	$846	1,681	$(4,622)	$31,119
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(268)	-	-	-	(268)
Stock-based compensation	-	-	140	-	-	-	-	140
Pension liability adjustments, net of taxes	-	-	-	-	(59)	-	-	(59)
Foreign currency translation adjustment	-	-	-	-	(28)	-	-	(28)
Change in fair value of derivatives, net of taxes	-	-	-	-	(531)	-	-	(531)
March 31, 2018	27,558	275	27,415	7,077	228	1,681	(4,622)	30,373
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(466)	-	-	-	(466)
Stock-based compensation	-	-	131	-	-	-	-	131
Pension liability adjustments, net of taxes	-	-	-	-	(58)	-	-	(58)
Foreign currency translation adjustment	-	-	-	-	(337)	-	-	(337)
Change in fair value of derivatives, net of taxes	-	-	-	-	(61)	-	-	(61)
June 30, 2018	27,558	275	27,546	6,611	(228)	1,681	(4,622)	29,582
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	688	-	-	-	688
Stock-based compensation	-	-	268	-	-	-	-	268
Acquisition of non-controlling interest	-	-	(492)	-	-	-	-	(492)
Pension liability adjustments, net of taxes	-	-	-	-	(57)	-	-	(57)
Foreign currency translation adjustment, net of taxes	-	-	-	-	114	-	-	114
Change in fair value of derivatives, net of taxes	-	-	-	-	103	-	-	103
September 30, 2018	27,558	$275	$27,322	$7,299	$(68)	1,681	$(4,622)	$30,206

January 1, 2019	27,558	$275	$27,579	$7,349	$(15)	1,681	$(4,622)	$30,566
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(452)	-	-	-	(452)
Issuance of restricted stock	75	-	5	-	-	-	-	5
Stock-based compensation	-	-	123	-	-	-	-	123
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	264	-	-	264
March 31, 2019	27,633	275	27,707	6,897	213	1,681	(4,622)	30,470
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(653)	-	-	-	(653)
Issuance of restricted stock	-	-	9	-	-	-	-	9
Stock-based compensation	-	-	136	-	-	-	-	136
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	-	(41)
Foreign currency translation adjustment	-	-	-	-	23	-	-	23
June 30, 2019	27,633	275	27,852	6,244	195	1,681	(4,622)	29,944
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(555)	-	-	-	(555)
Issuance of restricted stock	-	-	9	-	-	-	-	9
Purchase of treasury stock	-	-	-	-	-	34	(44)	(44)
Stock-based compensation	-	-	342	-	-	-	-	342
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	-	(41)
Foreign currency translation adjustment	-	-	-	-	(252)	-	-	(252)
September 30, 2019	27,633	$275	$28,203	$5,689	$(98)	1,715	$(4,666)	$29,403

See notes to condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company, founded in 1988 and headquartered in northern New Jersey, features a 3,000-strong global delivery and technology team spanning ten offices globally and a research and technology incubator, Innodata Labs, which focuses on applied machine learning and emerging artificial intelligence. The Company is organized and operates in three different operating segments: the Digital Data Solutions (DDS) segment, the Synodex segment, and the Agility segment.

The Company’s core services are (i) data acquisition, transformation, and enrichment at scale; (ii) digital operations management and analytics; and (iii) applications development. We report our core business as the DDS segment.

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

In 2019, the Company continued to execute a strategy we initiated in 2017 focused on technology differentiation, increasingly taking an innovation-led approach to create value for clients while driving leaner, more cost-effective operations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The Company’s Synodex segment operates through the Company’s Innodata Synodex, LLC subsidiary. As of September 30, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC.

The Company’s Agility segment provides public relations (PR) tools and related professional services that enable PR and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns.

Agility’s software-as-a-service (SaaS) tools include:

•	An influencer targeting solution to help PR professionals identify influencers. The Agility media database includes detailed contact information for over 840,000 unique influencers globally including journalists, outlets, and bloggers. Live social media streams to allow users to research influencers by tracking activity and keywords across multiple social media channels.

•	An outreach and content amplification solution enabling PR professionals to distribute news, information, and content to targeted influencers.

•	Integrated newswire services.

•	A media monitoring solution to help PR professionals track what is being said about their brand, industry or competitors and track engagement. Users can monitor and report on coverage across print, broadcast, online and social media sources, including AI-powered image monitoring. The self-serve monitoring tool enables users to create alerts and compile and share coverage briefings and clipbooks.

•	A media analysis solution to help PR professionals analyze coverage, determine PR campaign reach and effectiveness, and create and distribute reports.

Agility’s professional services include:

•	Media monitoring and PR measurement services delivered by a team of media analysts who use the Company’s SaaS monitoring solution to pull coverage and curate daily news briefs. This powerful media monitoring solution is for clients with complex monitoring or reporting requirements.

•	Advanced PR reporting and measurement services including custom reports, PR measurement and social media / influencer analysis.

Bulldog Reporter, a publisher of PR-related news and a popular e-newsletter, and the Bulldog Awards, a PR awards program that recognizes outstanding performance among PR and communications professionals and agencies, are properties of Agility.

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2019, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, cash flows for the nine months ended September 30, 2019 and 2018, and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the consolidated financial statements for the year ended December 31, 2018.

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

Revenue Recognition – Commencing January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The Company’s revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are transferred to the customer to determine the timing of revenue recognition.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

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

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform. Revenue from such services is recognized monthly when all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; access to the service is provided to the end user; and collection is probable.

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

The Company considers U.S. GAAP criteria for determining whether to report revenue gross as a principal versus net as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

Contract acquisition cost, which is included in prepaid expenses and other current assets, for our Agility segment is amortized over the term of a subscription agreement that normally has a duration of 12 months or less. The Company reviews these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Income Taxes - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determines that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as modified (ASU 2016-02), which replaced existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted ASU 2016-02 effective January 1, 2019. Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability. Refer to Note 6, Operating Leases.

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. All of the Company’s leases are classified as operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Deferred Revenue - represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018 is deferred revenue amounting to $1.0 million and $1.1 million, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company is currently evaluating the early adoption of ASU 2018-14 but does not expect it to have a material impact on the Company’s consolidated financial statements.

2.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	12
Balance as of September 30, 2019	$2,062

Balance as of January 1, 2018	$2,832
Foreign currency translation adjustment	(35)
Goodwill impairment	(675)
Balance as of September 30, 2018	$2,122

As of September 30, 2018, the Company recorded a full goodwill impairment of $675,000 for its DDS segment.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. The continued decline in the Company’s stock price was viewed by the Company as a triggering event under ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, (ASU 2017-04) which required an assessment for possible goodwill impairment as of June 30, 2018. Under the provisions of ASU 2017-04, which the Company opted to early adopt, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The Company performed this assessment as of June 30, 2018 and determined that the fair value of the Agility segment exceeded its carrying value, but the fair value of the DDS segment was below its carrying value. As a result, the Company recorded a full goodwill impairment of $675,000 for the DDS segment reporting unit as of June 30, 2018.

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2019. In performing the assessment, the Company adhered to the provisions of ASU 2017-04 by using a single step approach that determines the carrying value of goodwill and comparing it against the excess of the reporting unit’s fair value. Based on the Company’s assessment, the Company reached the conclusion that there was no goodwill impairment because the fair value of the Agility segment’s goodwill exceeded its carrying value. Therefore, there was no goodwill impairment recorded during the nine months ended September 30, 2019.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

			Trademarks		Media
	Developed	Customer	and trade		Contact
	technology	relationships	names	Patents	Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	51	63	4	1	(36)	83
Balance as of September 30, 2019	$3,050	$2,144	$859	$43	$3,510	$9,606

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2018	$3,204	$2,264	$884	$46	$3,647	$10,045
Foreign currency translation	(63)	(53)	(9)	(1)	(42)	(168)
Balance as of September 30, 2018	$3,141	$2,211	$875	$45	$3,605	$9,877

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	230	133	90	3	269	725
Foreign currency translation	24	24	2	1	(15)	36
Balance as of September 30, 2019	$1,391	$923	$532	$23	$1,140	$4,009

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2018	$902	$645	$330	$15	$547	$2,439
Amortization expense	238	139	91	3	274	745
Foreign currency translation	(22)	(16)	(3)	1	(10)	(50)
Balance as of September 30, 2018	$1,118	$768	$418	$19	$811	$3,134

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended September 30, 2019 and 2018. Amortization expense relating to acquisition-related intangible assets was $0.7 million for each of the nine months ended September 30, 2019 and 2018.

As of the date hereof, estimated amortization expense for intangible assets after September 30, 2019 is as follows (in thousands):

Year	Amortization
2019	$240
2020	893
2021	893
2022	893
2023	893
Thereafter	1,785
$5,597

3.	Income Taxes

The Company recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively; and $0.5 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with the local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. entities and Canadian subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the nine-month period ended September 30, 2019 is summarized in the table below:

September 30, 2019
Federal income tax benefit at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	39.3
Change in valuation allowance	15.1
Foreign rate differential	1.8
Return to provision true up	0.3
State income tax net of federal benefit	(1.8)
Withholding tax	(4.5)
Increase in unrecognized tax benefits (FIN 48)	(30.8)
Tax effects of foreign operations	(84.8)
Others	2.4
Effective tax rate (expense)	(42.0)%

As of September 30, 2019, the Company performed a calculation of the Global Intangible Low-Taxed Income (GILTI) provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2019 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2019	$2,424
Increase in tax position	229
Interest accrual	135
Foreign currency remeasurement	(34)
Balance - September 30, 2019	$2,754

The Company had unrecognized tax benefits of approximately $2.8 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively. The portion of unrecognized tax benefits relating to an increase in tax positions was approximately $0.2 million while the portion of unrecognized tax benefits relating to interest and penalties was approximately $0.1 million for the nine months ended September 30, 2019. The unrecognized tax benefits as of September 30, 2019 and December 31, 2018, if recognized, would have an impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for U.S. Federal and state taxes from 2015 through 2018. Various foreign subsidiaries currently have open tax years from 2003 through 2018.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Management disagrees with the Service Tax Department’s position and is vigorously contesting these assertions. In the event the Service Tax Department is successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%. The revenue of our Indian subsidiary during this period was approximately $66.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

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

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The payment amount aggregates to approximately $6.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to them in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (USDC) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

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

The Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016, is referred to herein as the “Plan.” The number of shares of common stock of Innodata Inc. that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the Share Reserve). Shares subject to an option or stock appreciation right granted under the Plan after June 7, 2016 count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the Company’s 2009 Stock Plan (as amended and restated (the Prior Plan)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration will be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there will be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

A summary of stock option activity under the Plan as of September 30, 2019, and changes during the nine months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,982,040	$2.14
Granted	2,112,500	1.25
Exercised	-
Forfeited/Expired	(214,237)	2.46
Outstanding at September 30, 2019	6,880,303	$1.86	7.11	$591,955

Exercisable at September 30, 2019	4,067,655	$2.31	5.53	$234,016

Vested and Expected to Vest at September 30, 2019	6,880,303	$1.86	7.11	$591,955

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted and weighted-average assumptions were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Weighted-average fair value of options granted	$0.56	$0.54

Risk-free interest rate	1.7% - 2.6%	2.77%
Expected life (years)	5-6	5-6
Expected volatility factor	45-46%	49%
Expected dividends	-	-

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

A summary of restricted shares under the Company’s Plan as of September 30, 2019 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Granted	75,000	$1.38
Vested	-	-
Forfeited/Expired	-	-
Unvested at September 30, 2019	75,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of September 30, 2019 totaled approximately $1.6 million. The weighted-average period over which these costs will be recognized is 28 months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct operating costs	$34	$62	$72	$171
Selling and administrative expenses	317	206	552	368
Total stock-based compensation	$351	$268	$624	$539

6.	Operating Leases

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

The Company adopted Accounting Standards Codification ASU 2016-02, beginning January 1, 2019 and applied the practical expedients consistently for all of its leases. Accordingly, the Company:

1.	Did not reassess whether any expired or existing contracts are or contain leases.
2.	Did not reassess the lease classification for any expired or existing leases.
3.	Did not reassess initial direct costs for any existing leases.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

In addition, the Company elected to retrospectively determine the lease term and assess impairment of the right-of-use asset.

At the date of transition, the Company recognized an operating lease liability and right-of-use asset. The amount of lease liability is equal to the present value of the remaining lease payments as of January 1, 2019, discounted using the incremental borrowing rate of each respective country.

A right-of-use asset is measured as the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

The table below summarizes the amounts recognized in the financial statements related to operating leases for the periods presented (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Rent expense for long-term operating leases	$453	$1,360
Rent expense for short-term leases	66	237
Total rent expense	$519	$1,597

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of September 30, 2019 (in thousands).

Year	Amount
2019	$461
2020	1,736
2021	1,331
2022	1,249
2023	1,047
2024 and thereafter	5,685
Total lease payments	11,509
Less: Interest	(3,411)
Net present value of lease liabilities	$8,098

Current portion	$1,149
Long-term portion	6,949
Total	$8,098

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The weighted average remaining lease terms and discount rates for all of our operating leases as of September 30, 2019 were as follows:

Weighted-average lease term remaining	70 months
Weighted-average discount rate	8.98%

7.	Long-term Obligations

Total long-term obligations of the Company as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Pension obligations - accrued pension liability	$2,781	$2,591
Settlement agreement (1)	748	1,010
Capital lease obligations	256	574
Microsoft licenses (2)	-	355
Deferred lease payments	-	489
Lease incentive liability	-	572
	3,785	5,591
Less: Current portion of long-term obligations	699	1,529
Totals	$3,086	$4,062

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

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2019, and reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2019	$1,374	$-	$(1,179)	$195
Other comprehensive loss before reclassifications, net of taxes	-	-	(252)	(252)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,374	-	(1,431)	(57)
Net amount reclassified to earnings	(41)	-	-	(41)
Balance at September 30, 2019	$1,333	$-	$(1,431)	$(98)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at July 1, 2018	$1,074	$(250)	$(1,052)	$(228)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(50)	114	64
Total other comprehensive income (loss) before reclassifications, net of taxes	1,074	(300)	(938)	(164)
Net amount reclassified to earnings	(57)	153	-	96
Balance at September 30, 2018	$1,017	$(147)	$(938)	$(68)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	-	35	35
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,431)	20
Net amount reclassified to earnings	(118)	-	-	(118)
Balance at September 30, 2019	$1,333	$-	$(1,431)	$(98)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2018	$1,191	$342	$(687)	$846
Other comprehensive loss before reclassifications, net of taxes	-	(734)	(251)	(985)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,191	(392)	(938)	(139)
Net amount reclassified to earnings	(174)	245	-	71
Balance at September 30, 2018	$1,017	$(147)	$(938)	$(68)

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

9.	Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: DDS, Synodex and Agility.

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
DDS	$10,124	$10,756	$30,353	$32,059
Synodex	977	1,013	2,916	3,008
Agility	2,745	2,280	7,910	7,372
Total Consolidated	$13,846	$14,049	$41,179	$42,439

Income (loss) before provision for income taxes(1):
DDS	$376	$1,731	$603	$2,843
Synodex	(70)	91	(81)	144
Agility	(443)	(660)	(1,699)	(1,530)
Total Consolidated	$(137)	$1,162	$(1,177)	$1,457

Income (loss) before provision for income taxes(2):
DDS	$309	$1,673	$415	$2,663
Synodex	(26)	132	42	266
Agility	(420)	(643)	(1,634)	(1,472)
Total Consolidated	$(137)	$1,162	$(1,177)	$1,457

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Total assets:
DDS	$29,186	$22,334
Synodex	752	787
Agility	22,214	22,930
Total Consolidated	$52,152	$46,051

	September 30, 2019	December 31, 2018
Goodwill:
Agility	$2,062	$2,050

(1) Before elimination of inter-segment profits

(2) After elimination of inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$6,022	$6,481	$18,776	$18,452
United Kingdom	2,394	2,403	7,120	8,387
The Netherlands	1,730	1,896	5,146	5,485
Canada	1,634	1,459	4,594	4,397
Other - principally Europe	2,066	1,810	5,543	5,718
	$13,846	$14,049	$41,179	$42,439

Long-lived assets of the Company as of September 30, 2019 and December 31, 2018, respectively, by geographic region, were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
United States	$4,740	$4,383

Foreign countries:
Canada	8,709	7,023
United Kingdom	1,840	2,045
Philippines	5,326	900
India	634	475
Sri Lanka	733	280
Israel	21	30
Germany	1	2
Total foreign	17,264	10,755
	$22,004	$15,138

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Long-lived assets include the unamortized balance of right-of-use assets amounting to $7.3 million as of September 30, 2019.

Two clients in the DDS segment together generated approximately 25% of the Company’s total revenues for the three months ended September 30, 2019 and 29% of the Company’s total revenues for the three months ended September 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 57% and 54% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively.

Two clients in the DDS segment together generated approximately 26% of the Company’s total revenues for the nine months ended September 30, 2019 and 30% of the Company’s total revenues for the nine months ended September 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2019 and 2018, revenues from non-U.S. clients accounted for 54% and 57%, respectively, of the Company’s total revenues.

As of September 30, 2019, approximately 59% of the Company's accounts receivable was from foreign (principally European) clients and 43% of the Company’s accounts receivable was due from three clients. As of December 31, 2018, approximately 57% of the Company's accounts receivable was from foreign (principally European) clients and 48% of the Company’s accounts receivable was due from three clients.

10.	Income (loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(555)	$688	$(1,660)	$(46)

Weighted average common shares outstanding	25,856	25,877	25,870	25,877
Dilutive effect of outstanding options	-	216	-	-
Adjusted for dilutive effects	25,856	26,093	25,870	25,877

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 6.9 million shares and 3.5 million shares of common stock for the three months ended September 30, 2019 and 2018, respectively, were outstanding but not included in the computation of diluted income (loss) per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive. Options to purchase 6.9 million shares and 5.5 million shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, were outstanding but not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.

11.	Subsequent Event

In October 2019, the Company re-purchased 390,625 shares of its common stock in a privately negotiated transaction at $1.28 per share, for a total cost of $500,000.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, that contracts may be terminated by clients; projected or committed volumes of work may not materialize; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans which give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. Such risks and uncertainties may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company, founded in 1988 and headquartered in northern New Jersey, features a 3,000-strong global delivery and technology team spanning ten offices globally and a research and technology incubator, Innodata Labs, which focuses on applied machine learning and emerging artificial intelligence. The Company is organized and operates in three different operating segments: the Digital Data Solutions (DDS) segment, the Synodex segment, and the Agility segment.

Our core services are (i) data acquisition, transformation, and enrichment at scale; (ii) digital operations management and analytics; and (iii) content applications. We report our core business as the DDS segment.

We also have venture businesses that leverage our core capabilities to provide specific industry solutions. In the Synodex segment, our Synodex venture business delivers a software-as-a-service (SaaS) platform and managed services for digital transformation of medical data. In our Agility segment, our Agility venture business delivers a SaaS platform and managed service for delivering news, information, and content to targeted journalists and influencers, as well as monitoring and analyzing coverage across traditional and social media sources.

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

In our approach, content is fed first into our deep learning machines that automate much of the work but distinguish between what they can automatically process and what requires human intervention. Work that requires humans is “pushed” to human experts. Once human experts perform tasks, their output is then fed back to the machines, which, as a result, become “smarter” and achieve over time progressively greater levels of automation. (See “Our Technology and Infrastructure”, below.)

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

Many of the operations we manage are mission-critical for our customers (as opposed to back-office) are unique, and have multiple contingencies and potential points of failure. To manage this complexity, we have developed methodologies and best practices around process management and risk mitigation, and we work with clients at a strategic business and technology level.

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

Our third layer is human experts-in-the-loop. When an expert review is required, the human experts use tools we refer to as “workbenches” to apply their expertise to a task. The workbenches are integrated with the microservice endpoints in one of two ways. In one deployment, only low-confidence data is sent to workbenches for human review. In an alternative deployment, we send both high-confidence and low-confidence data back to the workbench, displaying the confidence level for each decision taken by the machine. In both of these deployments, human-reviewed work is retroactively fed back into the deep neural network, enabling it to get smarter. The result is continuous, predictable improvement and progressively greater levels of automation.

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

Our DDS segment includes our Innodata docGenix, LLC subsidiary (docGenix). As of September 30, 2019, Innodata Inc. owned 94% of docGenix.

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

Our Synodex segment operates through our Innodata Synodex, LLC subsidiary. As of September 30, 2019, Innodata Inc. owned 92.5% of Innodata Synodex, LLC. More information about our Synodex segment can be found at www.synodex.com.

Agility Segment

Agility provides tools and related professional services that enable public relations (PR) and communications professionals to discover influencers, amplify messages, monitor coverage, and measure the impact of campaigns. Agility has been ranked as the #1 easiest to use media and influencer targeting platform out-performing significantly larger, more established competitors.1 The media intelligence solutions market is highly fragmented, with only a limited number of providers of integrated solutions such as Agility.

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

1 G2 Crowd Inc., https://www.g2.com/gated_content/tokens/5ca8f8c7-7fd5-41ad-a9c9-1b7d0a47932a

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

Revenues

Revenue Recognition – Commencing January 1, 2018, we recognize revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. In case there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. We allocate the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluate how the services are transferred to the customer to determine the timing of revenue recognition.

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

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of our Synodex segment revenue is derived from licensing our functional software and providing access to our hosted software platform. Revenue from such services is recognized monthly when all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; access to the service is provided to the end user; and collection is probable.

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

Contract acquisition cost for our Agility segment, which is included in prepaid expenses and other current assets, is amortized over the term of a subscription agreement that normally has a duration of 12 months or less. We review these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

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

Valuation of Goodwill and Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible assets are amortized into direct operating costs ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the third quarter of each fiscal year (as of September 30 of that quarter) or when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. In 2018, the Company adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. Under the newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying value of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.

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

We believe Adjusted EBITDA is useful to our management and investors in evaluating our operating performance and for financial and operational decision-making purposes. In particular, Adjusted EBITDA facilitates period-to-period comparisons of our operating results on a consistent basis by excluding items that are not reflective of our core operations or are not within our control and helps us identify underlying trends in our business. In this regard, we believe it provides useful information about our operating results, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to key metrics used by the management in our financial and operational decision-making. We also use this measure to establish operational goals for managing our business and evaluating our performance.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for results reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect tax payments, and such payments reflect a reduction in cash available to us;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs and for our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA excludes the potential dilutive impact of stock-based compensation expense related to our workforce, interest income (expense) and net loss attributable to non-controlling interests, and these items may represent a reduction or increase in cash available to us;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•	Other companies, including companies in our own industry, may calculate Adjusted EBITDA differently from our calculation, limiting its usefulness as a comparative measure.

Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, U.S. GAAP net income (loss).

The following tables reconcile net income (loss) to Adjusted EBITDA (loss) for the periods presented (in thousands):

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(555)	$688	$(1,660)	$(46)
Depreciation and amortization	687	833	2,248	2,558
Goodwill impairment	-	-	-	675
Stock-based compensation	351	268	624	539
Provision for income taxes	421	469	493	1,502
Interest expense, net	13	10	36	24
Non-controlling interests	(3)	5	(10)	1
Adjusted EBITDA - Consolidated	$914	$2,273	$1,731	$5,253

DDS Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income (loss) attributable to DDS Segment	$(125)	$1,194	$(110)	$1,135
Depreciation and amortization	282	444	1,072	1,408
Goodwill impairment	-	-	-	675
Stock-based compensation	330	266	574	533
Provision for income taxes	432	481	526	1,538
Interest expense, net	12	8	33	16
Non-controlling interests	2	(2)	(4)	(11)
Adjusted EBITDA - DDS Segment	$933	$2,391	$2,091	$5,294

Synodex Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net income (loss) attributable to Synodex Segment	$(20)	$125	$49	$254
Stock-based compensation	6	-	12	-
Non-controlling interests	(5)	7	(6)	12
Adjusted EBITDA (loss) - Synodex Segment	$(19)	$132	$55	$266

Agility Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net loss attributable to Agility Segment	$(410)	$(631)	$(1,599)	$(1,435)
Depreciation and amortization	405	389	1,176	1,150
Stock-based compensation	15	2	38	6
Provision for income taxes	(11)	(12)	(33)	(36)
Interest expense, net	1	2	3	8
Adjusted EBITDA loss - Agility Segment	$-	$(250)	$(415)	$(307)

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues

Total revenues were $13.8 million for the three months ended September 30, 2019 compared to $14.0 million for the three months ended September 30, 2018, a decrease of approximately $0.2 million or 1%.

Revenues from the DDS segment were $10.1 million and $10.8 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately $0.7 million or 6%. The decrease is attributable to lower volume from three clients.

Revenues from the Synodex segment were $1.0 million for each of the three-month periods ended September 30, 2019 and 2018.

Revenues from the Agility segment were $2.7 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $0.4 million or approximately 17%. The increase is attributable to higher revenues from subscriptions to our Agility media database.

Two clients in the DDS segment together generated approximately 25% of the Company’s total revenues for the three months ended September 30, 2019 and 29% of the Company’s total revenues for the three months ended September 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 57% and 54% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively.

Direct Operating Costs

Direct operating costs were $9.0 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.2 million or 2%. Direct operating costs as a percentage of total revenues were 65% and 66% for the three months ended September 30, 2019 and 2018, respectively.

Direct operating costs for the DDS segment were approximately $6.5 million and $6.9 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.4 million or 6%.  The decrease is due to a reduction in direct operating costs of $0.6 million as part of our continuing cost rationalization initiatives, offset in part by foreign exchange transaction losses of $0.2 million. The reduction of $0.6 million is primarily a result of lower compensation related costs of $0.3 million, lower occupancy costs and related depreciation of $0.2 million, and lower other facility related costs of $0.1 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 64% for each of the three-month periods ended September 30, 2019 and 2018.

Direct operating costs for the Synodex segment were $0.8 million for each of the three-month periods ended September 30, 2019 and 2018, net of intersegment profits. Direct operating costs for the Synodex segment as a percentage of revenues were 85% and 80% for the three months ended September 30, 2019 and 2018, respectively. Direct operating costs as a percentage of revenues increased in the third quarter of 2019 primarily due to lower revenue from one client.

Direct operating costs for the Agility segment were $1.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. The $0.2 million increase is primarily a result of expenditures in support of increased revenues. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 63% and 70% for the three-month periods ended September 30, 2019 and 2018, respectively.

Selling and Administrative Expenses

Selling and administrative expenses were $5.0 million for the three months ended September 30, 2019, compared to $3.7 million for the three months ended September 30, 2018, an increase of $1.3 million or approximately 35%. This increase is a result of investments in strategic initiatives designed to expand our addressable market. Innodata has made prescient, early investments in machine learning and artificial intelligence and is now positioned to turn these into new products and services. Selling and administrative expenses as a percentage of total revenues were 36% for the three months ended September 30, 2019 and 26% for the three months ended September 30, 2018.

Selling and administrative expenses for the DDS segment were $3.3 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1.1 million or 50%. This increase is a result of investments in strategic initiatives designed to expand our addressable market. The savings realized from our cost rationalization initiatives were channeled into our strategic initiatives. The increase in selling and administrative expenses for the DDS segment were primarily due to higher compensation related costs of $0.9 million and recruitment and professional fees of approximately $0.2 million. As a percentage of DDS revenues, DDS selling and administrative expenses were 33% for the three months ended September 30, 2019 and 20% for the three months ended September 30, 2018. The increase in selling and administrative expenses as a percentage of revenues is due to lower revenues combined with increased selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase is attributable to higher professional fees incurred for the period. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 20% for the three months ended September 30, 2019 and 10% for the three months ended September 30, 2018.

Selling and administrative expenses for the Agility segment were $1.5 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily due to additional provisions for doubtful accounts and higher marketing costs in support of sales initiatives. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 56% for the three months ended September 30, 2019 and 61% for the three months ended September 30, 2018.

Goodwill Impairment

We performed our annual goodwill assessment for the Agility segment as of September 30, 2019. In performing the assessment, we adhered to the provisions of ASU 2017-04, by using a single step approach that determines the carrying value of goodwill and comparing it against the excess of the reporting unit’s fair value. Based on our assessment, we reached the conclusion that there was no goodwill impairment because the fair value of the Agility segment’s goodwill exceeded its carrying value. Therefore, there was no goodwill impairment recorded during the three months ended September 30, 2019.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. The $0.1 million decrease is primarily due to a lower tax provision by our foreign subsidiaries attributable to foreign exchange gains in the three months ended September 30, 2018.

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

Net Loss

We incurred a net loss of $0.6 million during the three months ended September 30, 2019, compared to a net income of $0.7 million during the three months ended September 30, 2018.

Net loss for the DDS segment was $0.1 million for the three months ended September 30, 2019, compared to net income of $1.2 million for the three months ended September 30, 2018, net of intersegment profits. The decrease in net income of $1.3 million is attributable to lower revenues of $0.6 million and higher operating expenses of $0.7 million in the period.

The Synodex segment was breakeven for the three months ended September 30, 2019, compared to a net income of $0.1 million for the three months ended September 30, 2018, net of intersegment profits. The decrease is due to revenue timing from one client.

Net loss for the Agility segment was $0.5 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018, net of intersegment profits. The decrease in net loss is due to higher revenues offset by an increase in operating costs.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2019 was $0.9 million, compared to $2.3 million for the three months ended September 30, 2018.

Adjusted EBITDA for the DDS segment was $0.9 million for the three months ended September 30, 2019, compared to $2.4 million for the three months ended September 30, 2018, a decrease of $1.5 million or 64%. The decrease is primarily attributable to the $1.3 million lower income and $0.2 million lower depreciation and amortization in the three months ended September 30, 2019.

Adjusted EBITDA for the Synodex segment was breakeven for the three months ended September 30, 2019, compared to $0.1 million for the three months ended September 30, 2018, a decrease of $0.1 million. The decrease is due to revenue timing from one client.

Adjusted EBITDA for the Agility segment was breakeven for the three months ended September 30, 2019, compared to a loss of $0.2 million for the three months ended September 30, 2018. The improvement is a result of a lower loss incurred for the period.

Nine Months Ended September 30, 2019 and 2018

Revenues

Total revenues were $41.2 million for the nine months ended September 30, 2019 compared to $42.4 million for the nine months ended September 30, 2018, a decrease of $1.2 million or 3%.

Revenues from the DDS segment were $30.4 million and $32 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately $1.6 million or 5%. The decrease in revenues is primarily attributable to lower volume from one client.

Revenues from the Synodex segment were $2.9 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $0.1 million or 3%. This decrease is primarily due to lower volume from one client.

Revenues from the Agility segment were $7.9 million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $0.5 million or approximately 7%. The increase is attributable to higher revenues from subscriptions to our Agility media database.

Two clients in the DDS segment together generated approximately 26% of the Company’s total revenues for the nine months ended September 30, 2019 and 30% of the Company’s total revenues for the nine months ended September 30, 2018. No other client accounted for 10% or more of total revenues during these periods. Further, for the nine months ended September 30, 2019 and 2018, revenues from non-U.S. clients accounted for 54% and 57%, respectively, of the Company’s total revenues.

Direct Operating Costs

Direct operating costs were $28.2 million and $29.1 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $0.9 million or 3%. Direct operating costs as a percentage of total revenues were 68% and 69% for the nine months ended September 30, 2019 and 2018, respectively.

Direct operating costs for the DDS segment were approximately $20.8 million and $22.1 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $1.3 million or 6%.  The decrease is due to a reduction in direct operating costs of $2.4 million as part of our continuing cost rationalization initiatives offset in part by foreign exchange transaction losses of $0.7 million and a one-time charge of $0.4 million for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affects companies generally. The reduction of $2.4 million is primarily a result of lower compensation related costs of $1.2 million, lower occupancy costs and related depreciation of $0.7 million, and lower other facility related costs of $0.5 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 68% and 69% for the nine months ended September 30, 2019 and 2018, respectively.

Direct operating costs for the Synodex segment were $2.4 million for the nine months ended September 30, 2019 and $2.3 million for the nine months ended September 30, 2018, net of intersegment profits. The increase is due to the cost of hardware and software upgrades expensed during the year. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 83% and 77% for the nine months ended September 30, 2019 and 2018, respectively. The increase in direct operating costs as a percentage of revenues in the nine months ended September 30, 2019 is primarily due to lower revenue from one client combined with the higher cost of hardware and software upgrades, expensed during the year.

Direct operating costs for the Agility segment were $5.0 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.3 million increase is primarily a result of expenditures in support of increased revenues. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 63% and 64% for the nine months ended September 30, 2019 and 2018, respectively.  The increase is due to higher content related costs.

Selling and Administrative Expenses

Selling and administrative expenses were $14.2 million for the nine months ended September 30, 2019, compared to $11.2 million for the nine months ended September 30, 2018, an increase of $3.0 million or 27%. This increase is a result of investments in strategic initiatives designed to expand our addressable market. Selling and administrative expenses as a percentage of total revenues increased to 34% for the nine months ended September 30, 2019 from 26% for the nine months ended September 30, 2018.

Selling and administrative expenses for the DDS segment were $9.2 million and $6.6 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $2.6 million or 39%. This increase is a result of investments in strategic initiatives designed to expand our addressable market. The savings realized from our cost rationalization initiatives were channeled into our strategic initiatives. The increase in selling and administrative expenses for the DDS segment were primarily due to higher compensation related costs of $1.8 million, recruitment and professional fees of $0.6 million, and other selling and marketing costs of $0.2 million. As a percentage of DDS revenues, DDS selling and administrative expenses were 30% and 21% for the nine months ended September 30, 2019 and 2018, respectively. The increase in selling and administrative expenses as a percentage of revenues is due to lower revenues combined with increased selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.5 million for each of the nine-month periods ended September 30, 2019 and 2018. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 17% for each of the nine-month periods ended September 30, 2019 and 2018.

Selling and administrative expenses for the Agility segment were $4.5 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.3 million increase is primarily due to compensation related expenses, additional provisions for doubtful accounts and higher marketing costs in support of sales initiatives. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 57% and 55% for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill Impairment

We performed our annual goodwill assessment for the Agility segment as of September 30, 2019. In performing the assessment, we adhered to the provisions of ASU 2017-04, by using a single step approach that determines the carrying value of goodwill and comparing it against the excess of the reporting unit’s fair value. Based on our assessment, we reached the conclusion that there was no goodwill impairment because the fair value of the Agility segment’s goodwill exceeded its carrying value. Therefore, there was no goodwill impairment recorded during the nine months ended September 30, 2019.

The Company performed an assessment as of June 30, 2018 and determined that the fair value of the Agility segment exceeded its carrying value, but the fair value of the DDS segment was below its carrying value. As a result, the Company recorded a full goodwill impairment of $675,000 for the DDS segment reporting unit during the nine months ended September 30, 2018.

Income Taxes

We recorded a provision for income taxes of $0.5 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. The $1.0 million decrease is primarily due to a higher tax provision by our foreign subsidiaries attributable to foreign exchange gains in the nine months ended September 30, 2018.

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries and a valuation allowance recorded on deferred taxes on these entities. Some of our foreign subsidiaries are subject to tax holidays or preferential tax rates, which reduce our overall effective tax rate when compared to the U.S. statutory tax rate.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the nine-month period ended September 30, 2019 is summarized in the table below:

September 30, 2019
Federal income tax benefit at statutory rate	21.0%
Effect of:
Tax effects of FX gains and losses	39.3
Change in valuation allowance	15.1
Foreign rate differential	1.8
Return to provision true up	0.3
State income tax net of federal benefit	(1.8)
Withholding tax	(4.5)
Increase in unrecognized tax benefits (FIN 48)	(30.8)
Tax effects of foreign operations	(84.8)
Others	2.4
Effective tax rate (expense)	(42.0)%

As of September 30, 2019, we performed a calculation of the GILTI provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $18.5 million at September 30, 2019. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

Net Loss

We incurred a net loss of $1.7 million for the nine months ended September 30, 2019, compared to a net loss of $46,000 for the nine months ended September 30, 2018.

The net loss for the DDS segment was $0.1 million for the nine months ended September 30, 2019, compared to a net income of $1.1 million for the nine months ended September 30, 2018, net of intersegment profits. Net loss for the nine months ended September 30, 2019 includes a one-time charge of $400,000 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affects companies generally. The decrease in net income of $1.2 million is attributable to lower revenues of $1.6 million, higher operating expenses of $1.3 million, a decrease in tax provisions of $1.0 million, and a decrease in goodwill impairment of $0.7 million.

The Synodex segment was breakeven for the nine months ended September 30, 2019, compared to a net income of $250,000 for the nine months ended September 30, 2018, net of intersegment profits. The decrease is due to revenue timing from one client.

The net loss for the Agility segment was $1.6 million for the nine months ended September 30, 2019, compared to a net loss of $1.4 million for the nine months ended September 30, 2018. The $0.2 million increase in net loss is primarily a result of expenditures in support of increased revenues.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2019 was $1.7 million, compared to Adjusted EBITDA of $5.3 million for the nine months ended September 30, 2018.

Adjusted EBITDA for the DDS segment was $2.0 million for the nine months ended September 30, 2019, compared to $5.3 million for the nine months ended September 30, 2018, a decrease of $3.3 million or 62%. The decrease is primarily attributable to a $1.1 million higher tax provision by our foreign subsidiaries due to foreign exchange gains and $0.7 million of goodwill impairment in the nine months ended September 30, 2018.

Adjusted EBITDA for the Synodex segment was $0.1 million for the nine months ended September 30, 2019, compared to $0.3 million for the nine months ended September 30, 2018. The decrease is due to revenue timing from one client.

Adjusted EBITDA for the Agility segment was a loss of $0.4 million for the nine months ended September 30, 2019, compared to a loss of $0.3 million for the nine months ended September 30, 2018. The increase is a result of a higher net loss incurred for the period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$13,188	$10,869
Working capital	10,678	12,981

At September 30, 2019, we had cash and cash equivalents of $13.2 million, of which $5.9 million was held by our foreign subsidiaries, and the $7.3 million balance was held in the United States. Based on our calculations, as a result of the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, we will not have any liability for taxes with respect to repatriated foreign earnings under Internal Revenue Service Regulation 956 until our cumulative exposure for unrepatriated foreign earnings reaches a threshold of $25.8 million. Although we do not currently intend to repatriate amounts held by foreign subsidiaries, we could if needed repatriate these amounts less up to 21% in withholding taxes of foreign jurisdictions.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovations; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2019, we had working capital of approximately $10.7 million, as compared to working capital of approximately $13.0 million as of December 31, 2018.

We did not have any material commitments for capital expenditures as of September 30, 2019. In October 2019, we re-purchased 390,625 shares of our common stock in a privately negotiated transaction at $1.28 per share, for a total cost of $500,000.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2019 was $4.9 million primarily on account of the $2.5 million decrease in our accounts receivable, a $0.8 million decrease in prepaid and other current assets, a $0.7 million decrease in in income and other taxes and a $0.1 million increase in other working capital. This favorable result was reduced by our net loss of $1.7 million in the period. The reduction in accounts receivable is a result of improvements in our collections during the period. Refer to the condensed consolidated statements of cash flows for further details.

Our days’ sales outstanding (DSO) were 62 days for the nine months ended September 30, 2019 and 66 days for the year ended December 31, 2018. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover.” Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2019, cash used in our investing activities was $1.4 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 million to $2.3 million. The source of funds for the anticipated capital expenditures will be cash generated from our operations.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2019, cash used in financing activities was for payments of long-term obligations of $0.9 million and repurchasing of 34,150 shares of our common stock at a cost of approximately $44,000 at a volume-weighted average price of $1.29 per share. The repurchase was made under the 2019 authorization approved by the Board of Directors.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard in the first quarter of 2019, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefits Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. We are currently evaluating the early adoption of ASU 2018-14 but do not expect it to have a material impact to the Company’s consolidated financial statements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2018.

We purchased 34,150 shares of our common stock, for a total cost of approximately $44,054, during the three months ended September 30, 2019, as shown in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs Available for Repurchase
August 1-31, 2019	34,150	$1.29	34,150	$1,955,947

In July 2019, our Board of Directors authorized the repurchase of up to $2.0 million of its issued and outstanding common stock in open market or privately negotiated transactions. There is no expiration date associated with the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	November 7, 2019	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	November 7, 2019	/s/ Robert O’Connor
Chief Financial Officer and Principal Accounting Officer