Form 10-Q
period 2020-03-31
INNODATA INC
filed 2020-05-14
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INOD	NASDAQ
Preferred Stock Purchase Right	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 1, 2020 was 24,459,359.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2020

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,745	$10,874
Accounts receivable, net of allowance for doubtful accounts of $773 and $750, respectively	9,505	9,723
Prepaid expenses and other current assets	3,676	3,418
Total current assets	23,926	24,015
Property and equipment, net	6,910	7,125
Right-of-use-asset	6,530	7,005
Other assets	2,442	2,110
Deferred income taxes	2,083	1,906
Intangibles, net	4,982	5,477
Goodwill	2,003	2,108
Total assets	$48,876	$49,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,853	$1,419
Accrued expenses	3,451	3,340
Accrued salaries, wages and related benefits	4,199	4,265
Income and other taxes	4,529	4,183
Long-term obligations - current portion	856	912
Operating lease liability - current portion	922	1,107
Total current liabilities	15,810	15,226
Deferred income taxes	326	363
Long-term obligations, net of current portion	4,579	4,534
Operating lease liability, net of current portion	6,328	6,731
Non-controlling interests	(3,406)	(3,417)
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,643,000 shares issued and 24,459,000 outstanding at March 31, 2020 and December 31, 2019;	275	275
Additional paid-in capital	28,596	28,426
Retained earnings	4,628	4,993
Accumulated other comprehensive loss	(1,795)	(920)
	31,704	32,774
Less: treasury stock, 3,184,000 shares at March 31, 2020 and December 31, 2019 at cost	(6,465)	(6,465)
Total stockholders’ equity	25,239	26,309
Total liabilities and stockholders’ equity	$48,876	$49,746

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$14,530	$13,694
Operating costs and expenses:
Direct operating costs	9,743	9,560
Selling and administrative expenses	4,723	4,602
Interest expense, net	13	11
	14,479	14,173
Income (loss) before provision for income taxes	51	(479)

Provision for income taxes	405	(28)

Consolidated net loss	(354)	(451)

Income attributable to non-controlling interests	11	1

Net loss attributable to Innodata Inc. and Subsidiaries	$(365)	$(452)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	24,401	25,927

Comprehensive loss:
Consolidated net loss	$(354)	$(451)
Pension liability adjustment, net of taxes	14	(36)
Change in fair value of derivatives, net of taxes	(171)	-
Foreign currency translation adjustment, net of taxes	(718)	264
Other comprehensive loss	(875)	228
Total comprehensive loss	(1,229)	(223)
Comprehensive income attributed to non-controlling interests	11	1
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,240)	$(224)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(354)	$(451)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	643	809
Stock-based compensation	170	129
Deferred income taxes	(71)	(734)
Pension cost	200	113
Changes in operating assets and liabilities:
Accounts receivable	(92)	2,543
Prepaid expenses and other current assets	(439)	474
Other assets	(336)	75
Accounts payable and accrued expenses	666	20
Accrued salaries, wages and related benefits	(53)	(1,047)
Income and other taxes	369	170
Net cash provided by operating activities	703	2,101

Cash flows from investing activities:
Capital expenditures	(578)	(485)
Net cash used in investing activities	(578)	(485)

Cash flows from financing activities:
Payment of long-term obligations	(57)	(387)
Net cash used in financing activities	(57)	(387)

Effect of exchange rate changes on cash and cash equivalents	(197)	63

Net increase (decrease) in cash and cash equivalents	(129)	1,292

Cash and cash equivalents, beginning of period	10,874	10,869

Cash and cash equivalents, end of period	$10,745	$12,161

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$339
Cash paid for operating leases	$504	$501

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(In thousands)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2019	25,877	$275	$27,579	$7,349	$(15)	1,681	$(4,622)	$30,566
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(452)	-	-	-	(452)
Stock-based compensation	75	-	129	-	-	-	-	129
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustment, net of taxes	-	-	-	-	264	-	-	264
March 31, 2019	25,952	$275	$27,708	$6,897	$213	1,681	$(4,622)	$30,471

January 1, 2020	27,643	$275	$28,426	$4,993	$(920)	3,184	$(6,465)	$26,309
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(365)	-	-	-	(365)
Stock-based compensation		-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment, net of taxes	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31, 2020	27,643	$275	$28,596	$4,628	$(1,795)	3,184	$(6,465)	$25,239

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2020, the results of its operations and comprehensive loss for the three months ended March 31, 2020 and 2019, cash flows for the three months ended March 31, 2020 and 2019, and stockholders’ equity for the three months ended March 31, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the condensed consolidated financial statements for the year December 31, 2019.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

Revenue Recognition - The Company’s revenue is recognized when services are rendered to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services as per the agreement with the customer. In cases where there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are performed for the customer to determine the timing of revenue recognition.

For the Digital Data Solutions (DDS) segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to the overall revenues, are recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
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

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in Direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk of foreign currency fluctuation on the non-U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currencies.

Income Taxes - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determines that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the condensed consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the U.S. and Canadian operations cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in Income tax expense in the condensed consolidated statements of operations and comprehensive loss.

Deferred Revenue – Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in Accrued expenses on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 is deferred revenue amounting to $1.3 million and $1.1 million, respectively.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company is currently evaluating ASU 2018-14 but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit aLosses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The change will result in earlier recognition of credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies; early adoption is permitted. The Company is currently evaluating ASU 2016-13 but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

2.	Goodwill and Intangible Assets

The Company has determined that recent adverse changes in macroeconomic trends as a consequence of the outbreak of COVID-19 constitute a triggering event under U.S. GAAP (Accounting Standards Codification (ASC) No. 350, Intangibles-Goodwill and Other and Accounting Standards Codification No. 360, Impairment and Disposal of Long-Lived Assets). The Company has completed its impairment analysis procedures on its reporting units as of March 31, 2020 and has determined that there was no impairment of long-lived assets, tangible nor intangible, in any reporting units.

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	39
Balance as of March 31, 2019	$2,089

Balance as of January 1, 2020	$2,108
Foreign currency translation adjustment	(105)
Balance as of March 31, 2020	$2,003

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2020	$3,108	$2,177	$871	$44	$3,605	$9,805
Foreign currency translation	(206)	(184)	(29)	(3)	(95)	(517)
Balance as of March 31, 2020	$2,902	$1,993	$842	$41	$3,510	$9,288

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	61	47	10	1	59	178
Balance as of March 31, 2019	$3,060	$2,128	$865	$43	$3,605	$9,701

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2020	$1,493	$983	$567	$24	$1,262	$4,329
Amortization expense	78	45	14	1	90	228
Foreign currency translation	(111)	(87)	(15)	(2)	(36)	(251)
Balance as of March 31, 2020	$1,460	$941	$566	$23	$1,316	$4,306

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	77	45	30	1	89	242
Foreign currency translation	24	16	4	-	16	60
Balance as of March 31, 2019	$1,238	$827	$474	$20	$991	$3,550

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended March 31, 2020 and 2019.

As of the date hereof, estimated amortization expense for intangible assets after March 31, 2020 is as follows (in thousands):

Year	Amortization
2020	$648
2021	864
2022	864
2023	864
2024	772
Thereafter	970
$4,982

3.	Income Taxes

The Company recorded a provision for income taxes of $0.4 million and ($28,000) for the three months ended March 31, 2020 and 2019, respectively. Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. entities and Canadian subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the three-month periods ended March 31, 2020 and 2019 are summarized in the table below:

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	For the three months ended March 31,
	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Tax effects of foreign operations	597.8	(34.0)
Foreign operations permanent difference - foreign exchange gains and losses	355.3	104.2
Increase in unrecognized tax benefits (ASC 740)	165.1	(36.8)
State income tax net of federal benefit	39.8	-
Withholding tax	22.9	-
Return to provision true up	1.2	(28.0)
Foreign rate differential	(85.5)	(8.1)
Change in valuation allowance	(193.3)	(7.9)
Other	(130.2)	(4.6)
Effective tax rate	794.1%	5.8%

As of March 31, 2020, the Company performed a calculation of the Global Intangible Low-Taxed Income (GILTI) provisions and concluded that it continues to have no impact on account of the net losses of our foreign subsidiaries.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2020 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2020	$2,957
Increase in tax position	75
Interest accrual	45
Foreign currency remeasurement	(149)
Balance - March 31, 2020	$2,928

The Company had unrecognized tax benefits of approximately $2.9 million and $3.0 million as of March 31, 2020 and December 31, 2019, respectively. The portion of unrecognized tax benefits relating to an increase in tax positions was approximately $0.1 million while the portion of unrecognized tax benefits relating to interest and penalties was approximately $45,000 for the three months ended March 31, 2020. The Company expects that unrecognized tax benefits as of March 31, 2020 and December 31, 2019, if recognized, would have a material impact on the Company’s effective tax rate.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open periods for U.S. Federal and state taxes from 2016 through 2019. Various foreign subsidiaries currently have open tax years from 2003 through 2019.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

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

4.	Commitments and Contingencies

COVID-19 Pandemic - The novel coronavirus disease 2019 (“COVID-19”), which the World Health Organization declared as a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, caused federal and regional governments to impose substantial restrictions on the operations of non-essential businesses and contributed to significant declines and volatility in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19 on the Company’s performance and financial results.

The situation surrounding COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact to its results of operations and financial condition. In late March, as a result of the COVID-19 crisis, the Company began to experience reduced demand for its services from existing and prospective customers. The potential for a material impact on the Company’s results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

The Company believes it has existing cash and cash equivalents which provide sufficient sources of liquidity to satisfy the Company’s financial needs for the next 12 months from the date of this Report while sustaining the current level of reduced demand for our services for a period of time. In the event the Company experiences a significant or prolonged reduction in revenues, the likelihood of which is uncertain, it would seek to manage its liquidity by reducing capital expenditures, deferring investing activities, and reducing costs as it would likely have no other source of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

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

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the Company. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

The Company’s legal accruals related to legal proceedings and claims are based on the Company’s determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The accruals are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $300,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

5.	Stock Options

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

A summary of stock option activity under the Plan as of March 31, 2020, and changes during the three months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	6,833,303	$1.86
Granted	-
Exercised	-
Forfeited/Expired	(544,303)	3.39
Outstanding at March 31, 2020	6,289,000	$1.73	7.19	$-

Exercisable at March 31, 2020	4,108,622	$2.01	6.29	$-

Vested and Expected to Vest at March 31, 2020	6,289,000	$1.73	7.19	$-

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	For the three months ended March 31,
	2020	2019
Weighted average fair value of options granted	$-	$0.64

Risk-free interest rate	-	2.55%
Expected term (years)	-	6
Expected volatility factor	-	45%
Expected dividends	-	None

A summary of restricted shares under the Company’s Plan as of March 31, 2020 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Granted	75,000	$1.38
Vested	(25,000)	-
Forfeited/Expired	-	-
Unvested at March 31, 2020	50,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of March 31, 2020 totaled approximately $1.2 million. The weighted-average period over which these costs will be recognized is twenty-three months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Direct operating costs	$40	$18
Selling and administrative expenses	130	111
Total stock-based compensation	$170	$129

6.	Operating Leases

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

The Company adopted ASU 2016-02, “Leases (Topic 842),” beginning January 1, 2019 and applied the practical expedients consistently for all of its leases.

The table below summarizes the amounts recognized in the financial statements related to operating leases for the periods presented (in thousands):

	For the three months ended March 31,
	2020	2019
Rent expense for long-term operating leases	$443	$415
Rent expense for short-term leases	61	86
Total rent expense	$504	$501

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Year	Amount
2020	$1,188
2021	1,232
2022	1,182
2023	1,031
2024	1,048
2025 and thereafter	4,585
Total lease payments	10,266
Less: Interest	(3,016)
Net present value of lease liabilities	$7,250

Current portion	$922
Long-term portion	6,328
Total	$7,250

The weighted-average remaining lease terms and discount rates for all of our operating leases as of March 31, 2020 were as follows:

Weighted-average lease term remaining	68 months
Weighted-average discount rate	8.92%

7.	Long-term Obligations

     Total long-term obligations of the Company as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	March 31,	December 31,
	2020	2019
Pension obligations - accrued pension liability	$4,670	$4,611
Settlement agreement (1)	652	708
Capital lease obligations	113	127
	5,435	5,446
Less: Current portion of long-term obligations	856	912
Totals	$4,579	$4,534

(1) Represents payment to be made pursuant to a settlement agreement entered into in December 2018 between a subsidiary of the Company and 19 former employees of such subsidiary. The balance is payable in monthly installments through March 2023.

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of Accumulated other comprehensive loss as of March 31, 2020, and reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(166)	(718)	(884)
Total other comprehensive loss before reclassifications, net of taxes	(53)	(133)	(1,618)	(1,804)
Net amount reclassified to earnings	14	(5)	-	9
Balance at March 31, 2020	$(39)	$(138)	$(1,618)	$(1,795)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	-	264	264
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,202)	249
Net amount reclassified to earnings	(36)	-	-	(36)
Balance at March 31, 2019	$1,415	$-	$(1,202)	$213

All reclassifications out of Accumulated other comprehensive loss had an impact on Direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

9.	Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The DDS segment provides a range of solutions and platforms for solving complex data challenges that companies face when they seek to obtain the benefits of artificial intelligence (AI) systems and analytics platforms. These include data annotation, data transformation, data curation and intelligent automation. The DDS segment also provides a variety of services for clients in the information industry that relate to content operations and product development.

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information were as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Revenues:
DDS	$10,409	$10,177
Synodex	1,282	1,024
Agility	2,839	2,493
Total Consolidated	$14,530	$13,694

Income (loss) before provision for income taxes(1):
DDS	$129	$74
Synodex	196	119
Agility	(274)	(672)
Total Consolidated	$51	$(479)

Income (loss) before provision for income taxes(2):
DDS	$59	$12
Synodex	241	159
Agility	(249)	(650)
Total Consolidated	$51	$(479)

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	March 31, 2020	December 31, 2019
Total assets:
DDS	$21,537	$23,196
Synodex	598	675
Agility	26,741	25,875
Total Consolidated	$48,876	$49,746

	March 31, 2020	December 31, 2019
Goodwill:
Agility	$2,003	$2,108
Total Consolidated	$2,003	$2,108

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	For the three months ended March 31,
	2020	2019
United States	$6,690	$6,531
United Kingdom	2,771	2,318
The Netherlands	1,640	1,722
Canada	1,545	1,484
Others - principally Europe	1,884	1,639
Totals	$14,530	$13,694

Long-lived assets of the Company as of March 31, 2020 and December 31, 2019, respectively, by geographic region, were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
United States	$4,455	$4,591

Foreign countries:
Canada	8,216	8,876
United Kingdom	1,738	1,907
Philippines	4,998	5,135
India	381	508
Sri Lanka	632	678
Israel	4	19
Germany	1	1
Total foreign	15,970	17,124
Totals	$20,425	$21,715

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

Long-lived assets include the unamortized balance of right-of-use assets amounting to $6.5 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively.

One client in the DDS segment generated approximately 14% of the Company’s total revenues for the three months ended March 31, 2020 and 16% of the Company’s total revenues for the three months ended March 31, 2019. Another client generated less than 10% of the Company’s total revenues for the three months ended March 31, 2020 and 10% of the Company’s total revenues for the three months ended March 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 52% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, approximately 59% of the Company's accounts receivable was from foreign (principally European) clients and 28% of the Company’s accounts receivable was due from two clients. As of December 31, 2019, approximately 60% of the Company's accounts receivable was from foreign (principally European) clients and 44% of the Company’s accounts receivable was due from three clients.

10.	Loss Per Share

	For the three months ended March 31,
	2020	2019
Net loss attributable to Innodata Inc. and Subsidiaries	$(365)	$(452)

Weighted average common shares outstanding	24,401	25,927
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	24,401	25,927

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

Options to purchase 6.3 million shares and 5.0 million shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were outstanding but not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive.

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts, authorized under Company policies. The Company utilizes non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking hedging transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of March 31, 2020 and December 31, 2019 was $3.2 million and $4.3 million, respectively, which was comprised of cash flow hedges denominated in U.S. dollars.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value
		2020	2019
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$138	$-

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$33

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, respectively, were as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Net gain (loss) recognized in OCI(1)	$(166)	$-
Net (gain) loss reclassified from accumulated OCI into income(2)	$(5)	$-
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

12.	Subsequent Event

On May 4, 2020, the Company received loan proceeds of $579,700 under the Paycheck Protection Program (PPP) established as part of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments for the first six months.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “point to,” “predict,” “likely,” “goals,” “estimate,” “plan,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effect of the novel coronavirus (COVID-19) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; the primarily at-will nature of contracts with our Digital Data Solutions clients and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; continuing Digital Data Solutions segment reliance on project-based work; inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; depressed market conditions; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty around the novel coronavirus (COVID-19) pandemic and the effects of the global response thereto and the risks discussed in Part I, Item 1A. “Risk Factors,” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2020. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the federal securities laws.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Innodata Inc. and its subsidiaries. The current MD&A is provided as a supplement to, and should be read in conjunction with the 2019 MD&A and the condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We provide AI-based data transformation solutions for high-accuracy data identification, aggregation, cleansing, augmentation and extraction. Our solutions utilize highly trained AI models and experts who custom-train the models for our clients’ most complex and unique requirements.

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

Inflation, Seasonality and Prevailing Economic Conditions

Prevailing Economic Conditions

The novel coronavirus disease 2019 (“COVID-19”), which the World Health Organization declared as a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, caused federal and regional governments to impose substantial restrictions on the operations of non-essential businesses and contributed to significant declines and volatility in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19 on our performance and financial results.

Prior to the pandemic being declared, we prepared a Business Continuity Plan (“BCP”) for our 12 global delivery centers and offices. When COVID-19 was declared to be a pandemic, we triggered our BCP, resulting in 3,600 of our data analysts and support team members globally (91% of total) being able to work remotely with near full productivity as of March 30. From March 30 to April 20, we increased remote working from 91% to 93%. By triggering our BCP, we have been able to continue operations for most of our customers while safeguarding the health and welfare of our employees.

While the pandemic presented new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the quarter ended March 31, 2020.

The situation surrounding COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact to its results of operations and financial condition. In late March, as a result of the COVID-19 crisis, we began to experience reduced demand for our services from existing and prospective customers. The potential for a material impact on our results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

We believe we have existing cash and cash equivalents which provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months from the date of this Report while sustaining the current level of reduced demand for our services for a period of time (refer to Item 2 “Liquidity and Capital Resources” for additional information). In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by reducing capital expenditures, deferring investing activities, and reducing costs as we would likely have no other sources of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

We have determined that recent adverse changes in macroeconomic trends as a consequence of the outbreak of COVID-19 constitute a triggering event under U.S. GAAP (Accounting Standards Codification No. 350, Intangibles-Goodwill and Other and Accounting Standards Codification No. 360, Impairment and Disposal of Long-Lived Assets). We have completed our impairment analysis procedures on our reporting units as of March 31, 2020 and have determined that there was no impairment of long-lived assets, tangible nor intangible in any reporting units.

Inflation

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

Seasonality

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

Refer to Risk Factors, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenues

Total revenues were $14.5 million for the three months ended March 31, 2020, compared to $13.7 million for the three months ended March 31, 2019, an increase of approximately $0.8 million or 6%. The increase was attributable to increased revenue across all segments.

Revenues from the DDS segment were $10.4 million and $10.2 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $0.2 million or 2%. The increase was primarily attributable to volume from new customers.

Revenues from the Synodex segment were $1.3 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $0.3 million or 30%. The increase was primarily attributed to higher revenues from one existing client.

Revenues from the Agility segment were $2.8 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $0.3 million or approximately 12%. The increase was principally attributable to higher revenues from subscriptions to our Agility intelligent data platform and newswire products.

One client in the DDS segment generated approximately 14% of the Company’s total revenues for the three months ended March 31, 2020 and 16% of the Company’s total revenues for the three months ended March 31, 2019. Another client generated less than 10% of the Company’s total revenues for the three months ended March 31, 2020 and 10% of the Company’s total revenues for the three months ended March 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 52% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

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

Direct operating costs were $9.8 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $0.2 million. This was primarily due to technology related expenditures in connection with our business continuity plan (BCP) in response to the COVID-19 pandemic. Direct operating costs as a percentage of total revenues were 68% and 70% for the three months ended March 31, 2020 and 2019, respectively. The increase was attributable to increased direct operating costs in the Synodex and Agility segments, partially offset by reductions in the DDS segment.

Direct operating costs for the DDS segment were approximately $7.2 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $0.1 million. The decrease was primarily due to lower depreciation during the quarter but was offset in part by an increase in technology related expenditures in connection with our BCP in response to the COVID-19 pandemic. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 69% and 71% for the three months ended March 31, 2020 and 2019, respectively. The decrease in direct operating costs as a percentage of revenues during the quarter was due to higher revenues.

Direct operating costs for the Synodex segment were $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $0.2 million net of intersegment profits. The increase was principally due to the cost of software upgrades expensed during the quarter and higher consulting fees. Direct operating costs for the Synodex segment as a percentage of revenues were 69% and 71% for the three months ended March 31, 2020 and 2019, respectively. The decrease in direct operating costs as a percentage of revenues during the quarter was primarily due to higher revenue from an existing client.

Direct operating costs for the Agility segment were $1.7 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The $0.1 million increase is primarily a result of expenditures in support of increased revenues. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 61% and 64% for the three months ended March 31, 2020 and 2019, respectively.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $4.7 million for the three months ended March 31, 2020, compared to $4.6 million for the three months ended March 31, 2019, an increase of $0.1 million. This increase is a result of headcount changes during the quarter. Selling and administrative expenses as a percentage of total revenues were 32% and 34% for the three months ended March 31, 2020 and 2019, respectively.

Selling and administrative expenses for the DDS segment were $3.1 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $0.1 million. The increase in selling and administrative expenses for the DDS segment was primarily due to continuing investments in strategic initiatives designed to expand our addressable market, higher compensation related costs, recruitment and professional fees of approximately $0.2 million. As a percentage of DDS revenues, DDS selling, and administrative expenses were 30% for the three months ended March 31, 2020 and 29% for the three months ended March 31, 2019.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $0.1 million is attributable to higher professional fees incurred for the period. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 15% for the three months ended March 31, 2020 and 13% for the three months ended March 31, 2019.

Selling and administrative expenses for the Agility segment were $1.4 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.1 million is primarily due to lower compensation costs, provisions for doubtful accounts and marketing costs. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 50% for the three months ended March 31, 2020 and 61% for the three months ended March 31, 2019. The decrease in selling and administrative expenses as a percentage of revenues during the quarter was primarily due to combination of lower operating costs and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.4 million and ($28,000) for the three months ended March 31, 2020 and 2019, respectively. The $0.4 million increase is primarily due to a higher tax provision for our foreign subsidiaries attributable to foreign exchange gains in the three months ended March 31, 2020.

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

Net Loss

We incurred a net loss of $0.4 million during the three months ended March 31, 2020, compared to a net loss of $0.5 million during the three months ended March 31, 2019. The decrease in net loss was a result of improvements in the Agility segment.

Net loss for the DDS segment was $0.4 million for the three months ended March 31, 2020, compared to breakeven for the three months ended March 31, 2019, net of intersegment profits. The net loss of $0.4 million is attributable to higher tax provision of $0.4 million in the period.

Net income for Synodex segment was $0.2 million for each of the three-month periods ended March 31, 2020 and 2019, net of intersegment profits.

Net loss for the Agility segment was $0.2 million for the three months ended March 31, 2020, compared to $0.6 million for the three months ended March 31, 2019, net of intersegment profits. The decrease in net loss is due to higher revenues and lower operating costs.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$10,745	$10,874
Working capital	8,116	8,789

At March 31, 2020, we had cash and cash equivalents of $10.7 million, of which $5.4 million was held by our foreign subsidiaries, and $5.3 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of March 31, 2020, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2020, we had working capital of approximately $8.1 million, as compared to working capital of approximately $8.8 million as of December 31, 2019.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months from the date of issuance of these financial statements. However, we have no bank facilities or lines of credit. Reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Subsequent Event

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (PPP) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments for the first six months.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2020 was $0.7 million primarily on account of the following factors: our net loss for the period of $0.4 million; a source of $1.0 million from non-cash expenses consisting of depreciation and amortization of $0.6 million, pension cost of $0.2 million and stock-based compensation of $0.2 million; and net changes from working capital accounts which contributed an additional source of $0.1 million. Refer to the condensed consolidated statements of cash flows for further details.

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

Our days’ sales outstanding (DSO) were 60 days for the three months ended March 31, 2020 and 66 days for the year ended December 31, 2019. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the three months ended March 31, 2020, cash used in our investing activities was $0.6 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

For the three months ended March 31, 2019, cash used in our investing activities was $0.5 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 million to $2.3 million, respectively.

The source of funds for the anticipated capital expenditures will be cash generated from our operations.

Net Cash Used in Financing Activities

Cash used in financing activities was for payments of long-term obligations of $0.1 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements which have been prepared in conformity with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our consolidated results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our condensed consolidated financial statements.

The significant accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K, unless otherwise noted.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefits Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. We are currently evaluating ASU 2018-14 but do not expect it to have a material impact to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The change will result in earlier recognition of credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies; early adoption is permitted. The Company is currently evaluating ASU 2016-13 but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes relate to remediation of the material weaknesses identified in our December 31, 2019 10-K. The Company’s strengthened its accounting for refundable taxes, accrued expenses and income and other taxes by instituting controls and procedures designed to prevent and detect errors in the said accounts and improve our overall internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure under “Legal Proceedings” in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the following additional risk factor, and the information regarding forward-looking statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report.

The effects of the COVID-19 pandemic could materially adversely affect our results of operations and financial condition

The novel coronavirus disease 2019 (“COVID-19”), which the World Health Organization declared a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant declines and volatility in financial markets. In response to COVID-19, countries and local governments have imposed restrictions on the operations of non-essential businesses and services, imposed travel restrictions and implemented societal lockdowns. Additionally, companies are taking precautions, such as requiring employees to work remotely and temporarily closing businesses. All of these factors have had, and are likely to continue to have, a severe adverse effect on global economic conditions, underemployment and unemployment, consumer spending and reductions in non-essential spending by governments and private companies, as well as uncertainty in financial markets. We have experienced limited operational disruptions and declines in customer demand for services to date; however, depending upon the extent and duration of the COVID-19 pandemic, we may experience a material adverse effect on our results of operations and financial condition as a result of the effects of COVID-19.

In response to the declaration of the COVID-19 pandemic we triggered our Business Continuity Plan for our 12 global delivery centers and offices. As of April 30, 2020, approximately 93% of our workforce was working remotely with near full productivity, enabling us to continue operations for most of our customers while safeguarding the health and welfare of our employees. While the pandemic presented new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our financial condition or results of operations for the quarter ended March 31, 2020. In late March 2020, as a result of the COVID-19 crisis, we began to experience reduced demand for our services from existing and prospective customers. In addition, the COVID-19 pandemic could have a material adverse effect on our results of operations and financial condition by, among others, customers with at-will contracts, particularly in our DDS segment, reducing, delaying or cancelling orders; reduced spending by customers on third-party service providers as part of cost-rationalization efforts or otherwise, or customers determining to bring services in-house and/or customers delaying or postponing data engineering needs. Additionally, the effects of COVID-19 could exacerbate any other risks or uncertainties to which we are subject. Lastly, should we experience material adverse effects on our results of operations or financial condition, we may not be able to access additional sources of liquidity at rates that are acceptable to us, if at all.

The situation surrounding COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact to our results of operations and financial condition. The potential for a material impact on our results of operations and financial condition increases the longer the virus affects the level of economic activity in the United States and globally. In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by reducing capital expenditures, deferring investment activities, and reducing costs as we would likely have no other source of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	May 14, 2020	/s/ Jack Abuhoff
Jack Abuhoff
Chairman of the Board,
Chief Executive Officer and President

Date:	May 14, 2020	/s/ Robert O’Connor
Chief Financial Officer and Principal Accounting Officer