Form 10-Q
period 2020-06-30
INNODATA INC
filed 2020-08-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 1, 2020 was 24,459,359.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2020

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,485	$10,874
Accounts receivable, net of allowance for doubtful accounts of $500 and $750, respectively	8,621	9,723
Prepaid expenses and other current assets	3,793	3,418
Total current assets	25,899	24,015
Property and equipment, net	7,057	7,125
Right-of-use assets	6,296	7,005
Other assets	3,046	2,110
Deferred income taxes	2,183	1,906
Intangibles, net	4,821	5,477
Goodwill	2,026	2,108
Total assets	$51,328	$49,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,020	$1,419
Accrued expenses and others	3,418	3,340
Accrued salaries, wages and related benefits	4,889	4,265
Income and other taxes	4,764	4,183
Long-term obligations - current portion	1,801	912
Operating lease liability - current portion	834	1,107
Total current liabilities	17,726	15,226
Deferred income taxes	329	363
Long-term obligations, net of current portion	5,174	4,534
Operating lease liability, net of current portion	6,199	6,731
Non-controlling interests	(3,399)	(3,417)
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,643,000 shares issued and 24,459,000 outstanding at June 30, 2020 and December 31, 2019;	275	275
Additional paid-in capital	28,894	28,426
Retained earnings	4,071	4,993
Accumulated other comprehensive loss	(1,476)	(920)
	31,764	32,774
Less: treasury stock, 3,184,000 shares at June 30, 2020 and December 31, 2019 at cost	(6,465)	(6,465)
Total stockholders’ equity	25,299	26,309
Total liabilities and stockholders’ equity	$51,328	$49,746

See notes to Condensed Consolidated Financial Statements.

1

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2019
Revenues	$13,863	$13,639
Operating costs and expenses:
Direct operating costs	9,682	9,575
Selling and administrative expenses	4,564	4,613
Interest expense (income), net	(2)	12
	14,244	14,200

Loss before provision for income taxes	(381)	(561)

Provision for income taxes	169	100

Consolidated net loss	(550)	(661)

Income (loss) attributable to non-controlling interests	7	(8)

Net loss attributable to Innodata Inc. and Subsidiaries	$(557)	$(653)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	24,409	25,877

Comprehensive loss:
Consolidated net loss	$(550)	$(661)
Pension liability adjustment, net of taxes	11	(41)
Change in fair value of derivatives, net of taxes	87	-
Foreign currency translation adjustment, net of taxes	221	23
Other comprehensive income (loss)	319	(18)
Total comprehensive loss	(231)	(679)
Comprehensive income (loss) attributed to non-controlling interests	7	(8)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(238)	$(671)

See notes to Condensed Consolidated Financial Statements.

2

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2020	2019
Revenues	$28,393	$27,333
Operating costs and expenses:
Direct operating costs	19,425	19,135
Selling and administrative expenses	9,287	9,215
Interest expense, net	11	23
	28,723	28,373

Loss before provision for income taxes	(330)	(1,040)

Provision for income taxes	574	72

Consolidated net loss	(904)	(1,112)

Income (loss) attributable to non-controlling interests	18	(7)

Net loss attributable to Innodata Inc. and Subsidiaries	$(922)	$(1,105)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	24,405	25,877

Comprehensive loss:
Consolidated net loss	$(904)	$(1,112)
Pension liability adjustment, net of taxes	25	(77)
Change in fair value of derivatives, net of taxes	(84)	-
Foreign currency translation adjustment, net of taxes	(497)	287
Other comprehensive income (loss)	(556)	210
Total comprehensive loss	(1,460)	(902)
Comprehensive income (loss) attributed to non-controlling interests	18	(7)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,478)	$(895)

See notes to Condensed Consolidated Financial Statements.

3

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(904)	$(1,112)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	1,267	1,561
Stock-based compensation	468	274
Deferred income taxes	(237)	(677)
Pension cost	396	240
Changes in operating assets and liabilities:
Accounts receivable	1,003	2,392
Prepaid expenses and other current assets	(190)	455
Other assets	(217)	224
Accounts payable, accrued expenses and others	380	(160)
Accrued salaries, wages and related benefits	630	(759)
Income and other taxes	588	677
Net cash provided by operating activities	3,184	3,115

Cash flows from investing activities:
Capital expenditures	(970)	(813)
Net cash used in investing activities	(970)	(813)

Cash flows from financing activities:
Proceeds from bank loan	580	-
Payment of long-term obligations	(133)	(699)
Net cash provided by (used in) financing activities	447	(699)

Effect of exchange rate changes on cash and cash equivalents	(50)	(211)

Net increase in cash and cash equivalents	2,611	1,392

Cash and cash equivalents, beginning of period	10,874	10,869

Cash and cash equivalents, end of period	$13,485	$12,261

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94	$528
Cash paid for operating leases	$982	$1,155
Vendor financed software licenses acquired	$1,079	$-

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2019	25,877	$275	$27,579	$7,349	$(15)	1,681	$(4,622)	$30,566
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(452)	-	-	-	(452)
Stock-based compensation	75	-	129	-	-	-	-	129
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	264	-	-	264
March 31, 2019	25,952	275	27,708	6,897	213	1,681	(4,622)	30,471
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(653)	-	-	-	(653)
Stock-based compensation	-	-	145	-	-	-	-	145
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	-	(41)
Foreign currency translation adjustment	-	-	-	-	23	-	-	23
June 30, 2019	25,952	$275	$27,853	$6,244	$195	1,681	$(4,622)	$29,945

January 1, 2020	27,643	$275	$28,426	$4,993	$(920)	3,184	$(6,465)	$26,309
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(365)	-	-	-	(365)
Stock-based compensation	-	-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment, net of taxes	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31, 2020	27,643	275	28,596	4,628	(1,795)	3,184	(6,465)	25,239
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(557)	-	-	-	(557)
Stock-based compensation	-	-	298	-	-	-	-	298
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	221	-	-	221
Change in fair value of derivatives, net of taxes	-	-	-	-	87	-	-	87
June 30, 2020	27,643	$275	$28,894	$4,071	$(1,476)	3,184	$(6,465)	$25,299

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2020, the results of its operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, cash flows for the six months ended June 30, 2020 and 2019, and stockholders’ equity for the three and six months ended June 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the consolidated financial statements for the year ended December 31, 2019.

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

Revenue Recognition - The Company’s revenue is recognized when services are rendered or goods are delivered to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services or goods as per the agreement with the customer. In cases where there are agreements with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations is distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. For agreements with distinct performance obligation, the Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are performed for the customer to determine the timing of revenue recognition.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements are recognized at the gross amount received for the goods in accordance with our functioning as a principal due to our meeting the following criteria. We act as the primary obligor in the sales transaction; assume the credit risk; set the price; can select suppliers; and are involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

The Company considers U.S. GAAP criteria for determining whether to report gross revenue as a principal versus net revenue as an agent.  Factors considered include whether we are the primary obligor, have risks and rewards of ownership, and bear the risk that a customer may not pay for the services performed.  If there are circumstances where the above criteria are not met and therefore, we are not the principal in providing services, amounts received from customers are presented net of payments in the condensed consolidated statements of operations and comprehensive loss.

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

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying condensed consolidated statements of stockholders’ equity. Foreign exchange transaction gains or losses are included in Direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the U.S. and Canadian operations cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in Income tax expense in the condensed consolidated statements of operations and comprehensive loss.

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Accrued expenses and others on the condensed consolidated balance sheets includes $1.1 million of deferred revenue as of June 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which makes changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company is currently evaluating ASU 2018-14 but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

2.	Goodwill and Intangible Assets

The Company has determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constitute a triggering event under U.S. GAAP (Accounting Standards Codification (ASC) No. 350, “Intangibles - Goodwill and Other” and ASC No. 360, “Impairment or Disposal of Long-Lived Assets”). The Company has completed its impairment analysis procedures in March 31, 2020 and updated its impairment analysis on its reporting units as of June 30, 2020. The Company has determined that there was no impairment of long-lived assets, tangible nor intangible, in any reporting units.

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	45
Balance as of June 30, 2019	$2,095

Balance as of January 1, 2020	$2,108
Foreign currency translation adjustment	(82)
Balance as of June 30, 2020	$2,026

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2020	$3,108	$2,177	$871	$44	$3,605	$9,805
Foreign currency translation	(139)	(111)	(22)	(2)	(114)	(388)
Balance as of June 30, 2020	$2,969	$2,066	$849	$42	$3,491	$9,417

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	99	96	13	1	19	228
Balance as of June 30, 2019	$3,098	$2,177	$868	$43	$3,565	$9,751

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2020	$1,493	$983	$567	$24	$1,262	$4,329
Amortization expense	153	88	27	2	180	450
Foreign currency translation	(74)	(52)	(11)	(1)	(45)	(183)
Balance as of June 30, 2020	$1,572	$1,019	$583	$25	$1,397	$4,596

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	154	90	60	1	179	484
Foreign currency translation	44	36	6	1	4	91
Balance as of June 30, 2019	$1,335	$892	$506	$21	$1,069	$3,823

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended June 30, 2020 and 2019. Amortization expense relating to acquisition-related intangible assets was $0.5 million for each of the six months ended June 30, 2020 and 2019.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

As of the date hereof, estimated amortization expense for intangible assets after June 30, 2020 is as follows (in thousands):

Year	Amortization
2020	$438
2021	876
2022	876
2023	876
2024	781
Thereafter	974
$4,821

3.	Income Taxes

The Company recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively; and $0.6 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. entities and Canadian subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the six-month periods ended June 30, 2020 and 2019 are summarized in the table below:

	For the six months ended June 30,
	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	25.2	10.9
Foreign rate differential	20.4	(0.1)
Return to provision true up	1.8	0.4
Withholding tax	(3.9)	-
State income tax net of federal benefit	(5.9)	-
Foreign operations permanent difference - foreign exchange gains and losses	(44.4)	53.4
Increase in unrecognized tax benefits (ASC 740)	(58.0)	(27.7)
Tax effects of foreign operations	(131.8)	(61.3)
Other	1.9	(3.5)
Effective tax rate	(173.7)%	(6.9)%

As of June 30, 2020, the Company performed a calculation of the Global Intangible Low-Taxed Income (GILTI) provisions and concluded that it continues to have no impact on account of the net losses of certain foreign subsidiaries.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2020 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2020	$2,957
Increase in tax position	134
Interest accrual	96
Foreign currency remeasurement	(163)
Balance - June 30, 2020	$3,024

The Company had unrecognized tax benefits of approximately $3.0 million as of June 30, 2020 and December 31, 2019. The portion of unrecognized tax benefits relating to an increase in tax positions was approximately $0.1 million while the portion of unrecognized tax benefits relating to interest and penalties was approximately $0.1 million for the six months ended June 30, 2020. The Company expects that unrecognized tax benefits as of June 30, 2020 and December 31, 2019, if recognized, would have a material impact on the Company’s effective tax rate.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Substantial recovery against the Company in the above referenced 2015 Service Tax Department case could have a material adverse impact on the Company, and unfavorable rulings or recoveries in other tax proceedings could have a material adverse impact on the consolidated operating results of the period (and subsequent periods) in which the rulings or recovery occurs.

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

The situation surrounding the COVID-19 crisis remains fluid and the extent and duration of its impact on the economy remains unclear. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact on its results of operations and financial condition. In late March, as a result of the COVID-19 crisis, the Company began to experience reduced demand for its services from existing and prospective customers. The potential for a material impact on the Company’s results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

The Company believes it has existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy the Company’s financial needs for the next 12 months from the filing date of this Quarterly Report on Form 10-Q while sustaining the current level of reduced demand for our services for a period of time. In the event the Company experiences a significant or prolonged reduction in revenues, the likelihood of which is uncertain, it would seek to manage its liquidity by reducing capital expenditures, deferring investing activities, and reducing costs as it would likely have no other source of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

Litigation - In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $6.4 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (USDC) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

The Company is also subject to various other legal proceedings and claims that have arisen in the ordinary course of business.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s financial position and results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the financial position and operating results of the Company. In addition, the Company’s estimate of the potential impact on the Company’s financial position and results of operations for the above referenced legal proceedings could change in the future.

The Company’s legal accruals related to legal proceedings and claims are based on the Company’s determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The accruals are adjusted if necessary. While the Company intends to vigorously defend against these matters, adverse outcomes that it estimates could reach approximately $300,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

5.	Stock Options

A summary of stock option activity under the Plan as of June 30, 2020, and changes during the six months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	6,833,303	$1.86
Granted	1,050,000	1.37
Exercised	-	-
Forfeited/Expired	(634,303)	3.08
Outstanding at June 30, 2020	7,249,000	$1.68	7.35	$693,862

Exercisable at June 30, 2020	4,576,417	$1.93	6.33	$392,225

Vested and Expected to Vest at June 30, 2020	7,249,000	$1.68	7.35	$693,862

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the six months ended June 30,
	2020	2019
Weighted average fair value of options granted	$0.61	$0.64

Risk-free interest rate	0.47% - 0.56%	2.55%
Expected term (years)	5-6	6
Expected volatility factor	46.75% - 50.01%	45%
Expected dividends	None	None

A summary of restricted shares under the Company’s Plan as of June 30, 2020 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Granted	75,000	$1.38
Vested	(25,000)	-
Forfeited/Expired	-	-
Unvested at June 30, 2020	50,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of June 30, 2020 totaled approximately $1.5 million. The weighted-average period over which these costs may be recognized is twenty-five months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Direct operating costs	$39	$20	$79	$38
Selling and administrative expenses	259	125	389	236
Total stock-based compensation	$298	$145	$468	$274

6.	Operating Leases

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

The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, beginning January 1, 2019 and applied the practical expedients consistently for all of its leases.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The table below summarizes the amounts recognized in the financial statements related to operating leases for the periods presented (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Rent expense for long-term operating leases	$421	$453	$864	$907
Rent expense for short-term leases	57	85	118	172
Total rent expense	$478	$538	$982	$1,079

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheets as of June 30, 2020 (in thousands):

Year	Amount
2020	$774
2021	1,244
2022	1,192
2023	1,039
2024	1,055
2025 and thereafter	4,603
Total lease payments	9,907
Less: Interest	(2,874)
Net present value of lease liabilities	$7,033
Current portion	$834
Long-term portion	6,199
Total	$7,033

The weighted-average remaining lease terms and discount rates for all of our operating leases as of June 30, 2020 were as follows:

Weighted-average lease term remaining	66 months
Weighted-average discount rate	8.92%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

7.	Long-term Obligations

Total long-term obligations of the Company as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Pension obligations - accrued pension liability	$4,935	$4,611
Settlement agreement (1)	611	708
Capital lease obligations	80	127
Microsoft licenses (2)	769	-
Bank loans payable (3)	580	-
	6,975	5,446
Less: Current portion of long-term obligations	1,801	912
Totals	$5,174	$4,534

(1)  Represents payment to be made pursuant to a settlement agreement entered into in December 2018 between a subsidiary of the Company and 19 former employees of such subsidiary. The balance is payable in monthly installments through March 2023.

(2)  In April 2020, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2023. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement.

(3)  On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan, if any, is payable over two years at an interest rate of 1% per year, with a deferral of payments for the first six months.

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes and changes in fair value of derivatives, net of taxes. The components of Accumulated other comprehensive loss as of June 30, 2020, and reclassifications out of Accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at April 1, 2020	$(39)	$(138)	$(1,618)	$(1,795)
Other comprehensive loss before reclassifications, net of taxes	-	-	221	221
Total other comprehensive loss before reclassifications, net of taxes	(39)	(138)	(1,397)	(1,574)
Net amount reclassified to earnings	11	87	-	98
Balance at June 30, 2020	$(28)	$(51)	$(1,397)	$(1,476)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at April 1, 2019	$1,415	$-	$(1,202)	$213
Other comprehensive income before reclassifications, net of taxes	-	-	23	23
Total other comprehensive income (loss) before reclassifications, net of taxes	1,415	-	(1,179)	236
Net amount reclassified to earnings	(41)	-	-	(41)
Balance at June 30, 2019	$1,374	$-	$(1,179)	$195

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(166)	(497)	(663)
Total other comprehensive loss before reclassifications, net of taxes	(53)	(133)	(1,397)	(1,583)
Net amount reclassified to earnings	25	82	-	107
Balance at June 30, 2020	$(28)	$(51)	$(1,397)	$(1,476)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	-	287	287
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,179)	272
Net amount reclassified to earnings	(77)	-	-	(77)
Balance at June 30, 2019	$1,374	$-	$(1,179)	$195

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

A significant portion of the Company’s revenues are generated from its facilities in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients and segment operating profit (loss), and other reportable segment information were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
DDS	$9,858	$10,052	$20,267	$20,229
Synodex	1,201	915	2,483	1,939
Agility	2,804	2,672	5,643	5,165
Total Consolidated	$13,863	$13,639	$28,393	$27,333

Income (loss) before provision for income taxes(1):
DDS	$(56)	$153	$73	$227
Synodex	81	(130)	277	(11)
Agility	(406)	(584)	(680)	(1,256)
Total Consolidated	$(381)	$(561)	$(330)	$(1,040)

Income (loss) before provision for income taxes(2):
DDS	$(126)	$94	$(67)	$106
Synodex	125	(91)	366	68
Agility	(380)	(564)	(629)	(1,214)
Total Consolidated	$(381)	$(561)	$(330)	$(1,040)

	June 30, 2020	December 31, 2019
Total assets:
DDS	$25,085	$23,196
Synodex	500	675
Agility	25,743	25,875
Total Consolidated	$51,328	$49,746

	June 30, 2020	December 31, 2019
Goodwill:
Agility	$2,026	$2,108
Total Consolidated	$2,026	$2,108

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
United States	$6,258	$6,223	$12,948	$12,754
United Kingdom	2,681	2,408	5,452	4,726
The Netherlands	1,659	1,694	3,299	3,416
Canada	1,325	1,476	2,870	2,960
Others - principally Europe	1,940	1,838	3,824	3,477
Totals	$13,863	$13,639	$28,393	$27,333

Long-lived assets of the Company as of June 30, 2020 and December 31, 2019, respectively, by geographic region, were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
United States	$4,338	$4,591

Foreign countries:
Canada	8,500	8,876
United Kingdom	1,666	1,907
Philippines	4,817	5,135
India	297	508
Sri Lanka	580	678
Israel	1	19
Germany	1	1
Total foreign	15,862	17,124
Totals	$20,200	$21,715

Long-lived assets include the unamortized balance of right-of-use assets amounting to $6.3 million and $7.0 million as of June 30, 2020 and December 31, 2019, respectively.

One client in the DDS segment generated approximately 16% of the Company’s total revenues for each of the three-month periods ended June 30, 2020 and 2019.  Another client in the DDS segment generated less than 10% of the Company’s total revenues for the three months ended June 30, 2020 and 10% of the Company’s total revenues for the three months ended June 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 55% and 54% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively.

One client in the DDS segment generated approximately 15% of the Company’s total revenues for the six months ended June 30, 2020 and 16% of the Company’s total revenues for the six months ended June 30, 2019.  Another client in the DDS segment generated less than 10% of the Company’s total revenues for the six months ended June 30, 2020 and 10% of the Company’s total revenues for the six months ended June 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 53% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

As of June 30, 2020, approximately 59% of the Company’s accounts receivable was from foreign (principally European) clients and 40% of the Company’s accounts receivable was due from three clients.  As of December 31, 2019, approximately 60% of the Company’s accounts receivable was from foreign (principally European) clients and 44% of the Company’s accounts receivable was due from three clients.

10.	Loss Per Share

	(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net loss attributable to Innodata Inc. and Subsidiaries	$(557)	$(653)	$(922)	$(1,105)

Weighted average common shares outstanding	24,409	25,877	24,405	25,877
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	24,409	25,877	24,405	25,877

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

Options to purchase 7.2 million shares and 5.0 million shares of common stock for the three and six months ended June 30, 2020 and 2019, respectively, were outstanding but not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking hedging transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives as of June 30, 2020 and December 31, 2019 was $1.2 million and $4.3 million, respectively, which was comprised of cash flow hedges denominated in U.S. dollars.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance Sheet Location	Fair Value
		2020	2019
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$51	$-

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$33

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net gain (loss) recognized in OCI(1)	$-	$-	$(166)	$-
Net (gain) loss reclassified from accumulated OCI into income(2)	$87	$-	$82	$-
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")
(2)Effective portion classified within direct operating costs
(3)There were no ineffective portions for the periods presented.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Quarterly Report on Form 10-Q (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (COVID-19) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing Digital Data Solutions segment reliance on project-based work and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing Digital Data Solutions segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; a continued downturn in or depressed market conditions; whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new or growing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty around the COVID-19 pandemic and the effects of the global response thereto and the risks discussed in Part I, Item 1A “Risk Factors” included in this Report,” and in Part I, Item 1A. “Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2020, and in other filings that we may make with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the federal securities laws.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Innodata Inc. and its subsidiaries. The current MD&A is provided as a supplement to, and should be read in conjunction with the MD&A and the condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements contained in Part I, Item 1 of this Report.

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

Enterprises are increasingly looking to re-invent business processes to take advantage of advancements in AI and machine learning, computing, and storage. Many seek easier ways to train, deploy, and leverage these advanced capabilities. For clients with critical business processes that involve documents, images, text, emails and other unstructured data, we deploy a range of technologies, including AI and robotic process automation (RPA), to eliminate repetitive tasks, automate where possible, speed up operations, and shift internal talent to creative and analytical work.

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

Our Agility intelligent data platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers worldwide and to monitor and analyze global news channels (print, web, radio and TV) and social media channels.

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

Prior to the pandemic being declared, we prepared a Business Continuity Plan (“BCP”) for our 12 global delivery centers and offices. When COVID-19 was declared to be a pandemic, we triggered our BCP, resulting in 3,600 of our data analysts and support team members globally (91% of total) being able to work remotely with near full productivity as of March 31, 2020. As of July 31, 2020, 99% of our global team members were deployed with near full productivity with approximately 95% of our workforce working remotely. By triggering our BCP, we have been able to continue operations for most of our customers while safeguarding the health and welfare of our employees.

While the pandemic presented new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the quarter ended June 30, 2020.

The situation surrounding the COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact to our results of operations and financial condition. In late March, as a result of the COVID-19 crisis, we began to experience reduced demand for our services from existing and prospective customers. The potential for a material impact on our results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

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

We have determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constitute a triggering event under U.S. GAAP (Accounting Standards Codification No. 350, “Intangibles-Goodwill and Other” and Accounting Standards Codification No. 360, “Impairment or Disposal of Long-Lived Assets”). We have completed our impairment analysis procedures as of March 31, 2020 and updated our impairment analysis on our reporting units as of June 30, 2020. We have determined that there was no impairment of long-lived assets, tangible nor intangible, in any reporting units.

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

Refer to Risk Factors, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Results of Operations

Three Months Ended June 30, 2020 and 2019

Revenues

Total revenues were $13.9 million for the three months ended June 30, 2020, compared to $13.6 million for the three months ended June 30, 2019, an increase of approximately $0.3 million or 2%. The increase was attributable to increased volumes in the Synodex and Agility segments.

Revenues from the DDS segment were $9.9 million for the three months ended June 30, 2020, compared to $10.0 million for the three months ended June 30, 2019, a decrease of approximately $0.1 million or 1%. The decrease was primarily attributable to lower volumes from two existing clients.

Revenues from the Synodex segment were $1.2 million for the three months ended June 30, 2020, compared to $0.9 million for the three months ended June 30, 2019, an increase of approximately $0.3 million or 33%. The increase was primarily attributed to higher volumes from one existing client.

Revenues from the Agility segment were $2.8 million for the three months ended June 30, 2020, compared to $2.7 million for the three months ended June 30, 2019, an increase of $0.1 million or approximately 4%. The increase was principally attributable to higher volumes from subscriptions to our Agility intelligent data platform and newswire products.

One client in the DDS segment generated approximately 16% of the Company’s total revenues for each of the three-month periods ended June 30, 2020 and 2019.  Another client in the DDS segment generated less than 10% of the Company’s total revenues for the three months ended June 30, 2020 and 10% of the Company’s total revenues for the three months ended June 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 55% and 54% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively.

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

Direct operating costs were $9.7 million and $9.6 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $0.1 million. This increase was primarily due to an increase in payroll-related costs of $0.5 million; an unfavorable foreign exchange remeasurement effect of $0.1 million; and technology related expenditures in connection with our business continuity plan (BCP) in response to the COVID-19 pandemic of $0.4 million. The increase was offset in part by reductions in occupancy and related costs of $0.3 million and decreases in other operating costs of $0.2 million due to COVID-19, further offset by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs as a percentage of total revenues were 70% and 71% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the Synodex and Agility segments.

Direct operating costs for the DDS segment were approximately $7.2 million and $7.1 million for the three-months ended June 30, 2020 and 2019, respectively, an increase of $0.1 million. This increase was primarily due to an increase in payroll-related costs of $0.5 million, an unfavorable foreign exchange remeasurement effect of $0.1 million; and technology related expenditures in connection with our business continuity plan (BCP) in response to the COVID-19 pandemic of $0.4 million. The increase was offset in part by reductions in occupancy and related costs of $0.3 million and decreases in other operating costs of $0.2 million due to COVID-19, further offset by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs as percentage of segment revenues were 73% and 71% for the three months ended June 30, 2020 and 2019, respectively. The increase in Direct operating costs as a percentage of segment revenues was primarily attributable to the decrease in revenues.

Direct operating costs for the Synodex segment were $0.8 million for each of the three-month periods ended June 30, 2020 and 2019. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 67% and 89% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues was primarily due to higher revenues.

Direct operating costs for the Agility segment were $1.7 million for each of the three-month periods ended June 30, 2020 and 2019. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 61% and 63% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues was primarily due to higher revenues from subscriptions to our Agility intelligent data platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $4.6 million for each of the three-month periods ended June 30, 2020 and 2019. Selling and administrative expenses as a percentage of total revenues were 33% and 34% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of total revenues was primarily attributable to increased revenues in the Synodex and Agility segments.

Selling and administrative expenses for the DDS segment were $2.9 million for each of the three-month periods ended June 30, 2020 and 2019. As a percentage of DDS revenues, DDS selling, and administrative expenses were 29% for each of the three-month periods ended June 30, 2019.

Selling and administrative expenses for the Synodex segment were $0.2 million for each of the three-month periods ended June 30, 2020 and 2019. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 17% and 22% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of segment revenues was primarily attributable to increased revenues.

Selling and administrative expenses for the Agility segment were $1.5 million for each of the three-month periods ended June 30, 2020 and 2019. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 54% and 56% for the three months ended June 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of segment revenues was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products.

Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The $0.1 million increase is primarily due to a higher tax provision for our foreign subsidiaries in the three months ended June 30, 2020.

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

Net Loss

We incurred a net loss of $0.6 million during the three months ended June 30, 2020, compared to a net loss of $0.7 million during the three months ended June 30, 2019. The decrease in net loss was a result of revenue improvements in the Agility and Synodex segments in the current quarter.

Net loss for the DDS segment was $0.4 million for the three months ended June 30, 2020, compared to breakeven for the three months ended June 30, 2019. The increase in net loss of $0.4 million was primarily attributable to lower revenues and higher tax provision in the current quarter.

Net income for the Synodex segment was $0.2 million for the three months ended June 30, 2020 compared to a net loss of $0.1 million for the three months ended June 30, 2019, an increase of $0.3 million. The increase was primarily attributable to the higher revenues in the current quarter.

Net loss for the Agility segment was $0.4 million for the three months ended June 30, 2020, compared to $0.6 million for the three months ended June 30, 2019. The decrease in net loss was due to higher revenues and lower operating costs in the current quarter.

Six Months Ended June 30, 2020 and 2019

Revenues

Total revenues were $28.4 million for the six months ended June 30, 2020, compared to $27.3 million for the six months ended June 30, 2019, an increase of $1.1 million or 4%. The increase was attributable to increased revenues across all segments.

Revenues from the DDS segment were $20.3 million and $20.2 million for the six months ended June 30, 2020 and 2019, respectively, an increase of approximately $0.1 million or 1%. The increase in revenues was primarily attributable to higher volume from new clients.

Revenues from the Synodex segment were $2.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $0.6 million or 32%. The increase was primarily attributable to higher volumes from several existing clients.

Revenues from the Agility segment were $5.6 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $0.4 million or 8%. The increase was attributable to higher volumes from subscriptions to our Agility database.

One client in the DDS segment generated approximately 15% of the Company’s total revenues for the six months ended June 30, 2020 and 16% of the Company’s total revenues for the six months ended June 30, 2019.  Another client in the DDS segment generated less than 10% of the Company’s total revenues for the six months ended June 30, 2020 and 10% of the Company’s total revenues for the six months ended June 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% and 53% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

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

Direct operating costs were $19.4 million and $19.1 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $0.3 million. This increase was primarily due to an increase in payroll-related costs of $0.7 million; unfavorable foreign exchange remeasurement effect of $0.1 million; and technology-related expenditures in connection with our business continuity plan (BCP) in response to the COVID-19 pandemic of $0.6 million. The increase was offset in part by reductions in occupancy and related costs of $0.5 million and decreases in other operating costs of $0.2 million due to COVID-19, further offset by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs as a percentage of total revenues were 68% and 70% for the six months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the Synodex and Agility segments.

Direct operating costs for the DDS segment were approximately $14.4 million and $14.2 million for the six-months ended June 30, 2020 and 2019, respectively, an increase of $0.2 million. This increase was primarily due to an increase in payroll-related costs of $0.6 million; unfavorable foreign exchange remeasurement of $0.1 million; and technology-related expenditures in connection with our business continuity plan (BCP) in response to the COVID-19 pandemic of $0.5 million. The increase was offset in part by reductions in occupancy and related costs of $0.5 million and decreases in other operating costs of $0.1 million due to COVID-19, further offset by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% and 70% for the six months ended June 30, 2020 and 2019, respectively. The increase in Direct operating costs as a percentage of segment revenues was primarily attributable to the decrease in revenues.

Direct operating costs for the Synodex segment were $1.7 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $0.1 million. The increase was principally due to payroll-related costs associated with the increase in revenues. Direct operating costs for the Synodex segment as a percentage of segment revenues were 68% and 84% for the six months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue.

Direct operating costs for the Agility segment were $3.3 million for each of the six-month periods ended June 30, 2020 and 2019. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 59% and 63% for the six months ended June 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $9.3 million for the six months ended June 30, 2020, compared to $9.2 million for the six months ended June 30, 2019, an increase of $0.1 million. This increase was primarily a result of increased employment costs during the period. Selling and administrative expenses as a percentage of total revenues were 33% and 34% for the six months ended June 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of total revenues was primarily attributable to increased revenues in the Synodex and Agility segments.

Selling and administrative expenses for the DDS segment were $6.0 million and $5.9 million for the six-months ended June 30, 2020 and 2019 respectively, an increase of $0.1 million. The increase was primarily due to higher payroll-related costs. As a percentage of DDS revenues, DDS selling, and administrative expenses were 30% and 29% for the six months ended June 30, 2020 and 2019, respectively.

Selling and administrative expenses for the Synodex segment were $0.4 million and $0.3 million for the six-months ended June 30, 2020 and 2019, respectively, an increase of $0.1 million. The increase was primarily due to payroll related costs. Selling and administrative expenses for the Synodex segment as a percentage of segment revenues were 16% for each of the six-month periods ended June 30, 2020 and 2019.

Selling and administrative expenses for the Agility segment were $2.9 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.1 million was primarily due to lower employment costs. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 52% and 58% for the six months ended June 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of segment revenues was primarily due to a combination of lower operating costs and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.6 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. The $0.5 million increase is primarily due to a higher tax provision for our foreign subsidiaries in the six months ended June 30, 2020.

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

Net Loss

We incurred a net loss of $0.9 million during the six months ended June 30, 2020, compared to a net loss of $1.1 million during the six months ended June 30, 2019. The decrease in net loss was a result of revenue improvements in the Agility and Synodex segments in the current six month period.

Net loss for the DDS segment was $0.7 million for the six months ended June 30, 2020, compared to breakeven for the six months ended June 30, 2019. The increase in net loss of $0.7 million was primarily attributable to a higher tax provision of $0.5 million and higher operating costs of $0.2 million in the current six month period.

Net income for the Synodex segment was $0.4 million for the six months ended June 30, 2020, compared to a net income of $0.1 million for the six months ended June 30, 2019, an increase of $0.3 million. The increase in net income was due to higher revenues in the current six month period.

Net loss for the Agility segment was $0.6 million for the six months ended June 30, 2020, compared to $1.2 million for the six months ended June 30, 2019. The decrease in net loss was due to higher revenues and lower operating costs in the current six month period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$13,485	$10,874
Working capital	8,173	8,789

At June 30, 2020, we had cash and cash equivalents of $13.5 million, of which $7.0 million was held by our foreign subsidiaries, and $6.5 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of June 30, 2020, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2020, we had working capital of approximately $8.2 million, as compared to working capital of approximately $8.8 million as of December 31, 2019.

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

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments for the first six months.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2020 was $3.2  million primarily on account of the following factors: our net loss for the period of $0.9 million; a source of $1.9 million from non-cash expenses consisting of depreciation and amortization of $1.3 million, stock-based compensation of $0.4 million and pension cost of $0.4 million, offset in part by an increase in deferred tax provisions of $0.2 million; net changes from working capital accounts that contributed an additional source of $2.2 million brought about by a $1.0 million decrease in accounts receivable, an increase in accounts payable and accrued expenses of $0.4 million, and a net increase in other working capital. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2019 was $3.1 million primarily on account of the $2.4 million decrease in our accounts receivable and a $0.4 million decrease in other working capital offset by non-cash expenses of $1.4 million. This favorable result was reduced by our net loss of $1.1 million in the period. The reduction in accounts receivable was a result of realization improvements in our collection efforts during the period. Refer to the condensed consolidated statements of cash flows for further details.

Our days’ sales outstanding (DSO) were 59 days for the six months ended June 30, 2020 and 66 days for the year ended December 31, 2019. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the six months ended June 30, 2020, cash used in our investing activities was $1.0 million. These expenditures principally consisted of purchases to augment our network infrastructure in relation to our BCP initiatives in response to the ongoing COVID-19 pandemic.

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

Net Cash Used in Financing Activities

Cash provided by financing activities was from the proceeds of the PPP Loan received amounting to $0.6 million; uses in financing activities was for payments of long-term obligations of $0.1 million and $0.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued (ASU) No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company is currently evaluating ASU 2018-14 but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the declaration of the COVID-19 pandemic we triggered our Business Continuity Plan for our 12 global delivery centers and offices. As of July 31, 2020, 99% of our global team members were deployed with near full productivity with approximately 95% of our workforce working remotely, enabling us to continue operations for most of our customers while safeguarding the health and welfare of our employees. While the pandemic presented new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our financial condition or results of operations for the quarter ended June 30, 2020. In late March 2020, as a result of the COVID-19 crisis, we began to experience reduced demand for our services from existing and prospective customers. In addition, the COVID-19 pandemic could have a material adverse effect on our results of operations and financial condition by, among others, customers with at-will contracts, particularly in our DDS segment, reducing, delaying or cancelling orders; reduced spending by customers on third-party service providers as part of cost-rationalization efforts or otherwise, or customers determining to bring services in-house and/or customers delaying or postponing data engineering needs. Additionally, the effects of COVID-19 could exacerbate any other risks or uncertainties to which we are subject. Lastly, should we experience material adverse effects on our results of operations or financial condition, we may not be able to access additional sources of liquidity at rates that are acceptable to us, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date: August 6, 2020	/s/ Jack Abuhoff
Jack Abuhoff
Chief Executive Officer and President

Date: August 6, 2020	/s/ Robert O’Connor
Chief Financial Officer and Principal Accounting Officer