Form 10-Q
period 2020-09-30
INNODATA INC
filed 2020-11-12
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 4, 2020 was 24,742,692.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2020

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,336	$10,874
Accounts receivable, net of allowance for doubtful accounts of $500 and $750, respectively	8,843	9,723
Prepaid expenses and other current assets	4,112	3,407
Total current assets	28,291	24,004
Property and equipment, net	6,943	6,887
Right-of-use assets	6,923	7,005
Other assets	2,838	2,110
Deferred income taxes	2,232	1,906
Intangibles, net	4,702	5,477
Goodwill	2,069	2,108
Total assets	$53,998	$49,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,765	$1,419
Accrued expenses and other	3,612	3,340
Accrued salaries, wages and related benefits	5,995	4,265
Income and other taxes	4,949	4,183
Long-term obligations - current portion	1,958	1,440
Operating lease liability - current portion	967	1,107
Total current liabilities	19,246	15,754
Deferred income taxes	343	363
Long-term obligations, net of current portion	5,421	4,534
Operating lease liability, net of current portion	6,691	6,731
Total liabilities	31,701	27,382

Commitments and contingencies	-	-

Non-controlling interests	(3,392)	(3,417)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 27,921,000 shares issued and 24,737,000 outstanding at September 30, 2020; 27,643,000 shares issued and 24,459,000 outstanding at December 31, 2019	278	275
Additional paid-in capital	29,438	28,426
Retained earnings	3,648	4,216
Accumulated other comprehensive loss	(1,210)	(920)
	32,154	31,997
Less: treasury stock, 3,184,000 shares at September 30, 2020 and December 31, 2019 at cost	(6,465)	(6,465)
Total stockholders’ equity	25,689	25,532
Total liabilities and stockholders’ equity	$53,998	$49,497

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2020	2019
Revenues	$14,553	$13,846
Operating costs and expenses:
Direct operating costs	9,784	9,019
Selling and administrative expenses	4,582	4,945
Interest expense, net	44	27
	14,410	13,991

Income (loss) before provision for income taxes	143	(145)

Provision for income taxes	(70)	421

Consolidated net income (loss)	213	(566)

Income (loss) attributable to non-controlling interests	7	(3)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$206	$(563)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	24,470	25,856
Diluted	25,260	25,856

Comprehensive income (loss):
Consolidated net income (loss)	$213	$(566)
Pension liability adjustment, net of taxes	(1)	(41)
Change in fair value of derivatives, net of taxes	51	-
Foreign currency translation adjustment, net of taxes	216	(252)
Other comprehensive income (loss)	266	(293)
Total comprehensive income (loss)	479	(859)
Comprehensive income (loss) attributed to non-controlling interests	7	(3)
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$472	$(856)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2020	2019
Revenues	$42,946	$41,179
Operating costs and expenses:
Direct operating costs	29,209	28,154
Selling and administrative expenses	13,663	14,154
Interest expense, net	113	97
	42,985	42,405

Loss before provision for income taxes	(39)	(1,226)

Provision for income taxes	504	493

Consolidated net loss	(543)	(1,719)

Income (loss) attributable to non-controlling interests	25	(10)

Net loss attributable to Innodata Inc. and Subsidiaries	$(568)	$(1,709)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	24,427	25,870

Comprehensive loss:
Consolidated net loss	$(543)	$(1,719)
Pension liability adjustment, net of taxes	24	(118)
Change in fair value of derivatives, net of taxes	(33)	-
Foreign currency translation adjustment, net of taxes	(281)	35
Other comprehensive loss	(290)	(83)
Total comprehensive loss	(833)	(1,802)
Comprehensive income (loss) attributed to non-controlling interests	25	(10)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(858)	$(1,792)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(543)	$(1,719)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	1,720	2,106
Stock-based compensation	700	624
Deferred income taxes	(412)	(607)
Pension cost	596	274
Loss on disposal of property and equipment	33	-
Changes in operating assets and liabilities:
Accounts receivable	568	2,509
Prepaid expenses and other current assets	(297)	904
Other assets	(8)	367
Accounts payable, accrued expenses and other	814	(208)
Accrued salaries, wages and related benefits	1,729	(29)
Income and other taxes	753	669
Net cash provided by operating activities	5,653	4,890

Cash flows from investing activities:
Capital expenditures	(1,115)	(1,314)
Proceeds from disposal of property and equipment	39	-
Net cash used in investing activities	(1,076)	(1,314)

Cash flows from financing activities:
Proceeds from bank loan	580	-
Payment of long-term obligations	(800)	(922)
Proceeds from exercise of stock options	167	-
Purchase of treasury stock	-	(44)
Net cash used in financing activities	(53)	(966)

Effect of exchange rate changes on cash and cash equivalents	(62)	(291)

Net increase in cash and cash equivalents	4,462	2,319

Cash and cash equivalents, beginning of period	10,874	10,869

Cash and cash equivalents, end of period	$15,336	$13,188

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$209	$726
Cash paid for operating leases	$1,412	$1,909
Vendor financed software licenses acquired	$1,079	$-

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2019	27,558	$275	$27,579	$7,349	$(15)	1,681	$(4,622)	$30,566
Revision adjustments	-	-	-	(237)	-	-	-	(237)
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(452)	-	-	-	(452)
Stock-based compensation	75	-	128	-	-	-	-	128
Pension liability adjustments, net of taxes	-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	264	-	-	264
March 31, 2019	27,633	275	27,707	6,660	213	1,681	(4,622)	30,233
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(694)	-	-	-	(694)
Stock-based compensation	-	-	145	-	-	-	-	145
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	-	(41)
Foreign currency translation adjustment	-	-	-	-	23	-	-	23
June 30, 2019	27,633	275	27,852	5,966	195	1,681	(4,622)	29,666
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(563)	-	-	-	(563)
Purchase of treasury stock	-	-	-	-	-	34	(44)	(44)
Stock-based compensation	-	-	351	-	-	-	-	351
Pension liability adjustments, net of taxes	-	-	-	-	(41)	-	-	(41)
Foreign currency translation adjustment	-	-	-	-	(252)	-	-	(252)
September 30, 2019	27,633	$275	$28,203	$5,403	$(98)	1,715	$(4,666)	$29,117

January 1, 2020	27,643	$275	$28,426	$4,216	$(920)	3,184	$(6,465)	$25,532
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(365)	-	-	-	(365)
Stock-based compensation	-	-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment, net of taxes	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31, 2020	27,643	275	28,596	3,851	(1,795)	3,184	(6,465)	24,462
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(557)	-	-	-	(557)
Stock-based compensation	-	-	298	-	-	-	-	298
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	221	-	-	221
Change in fair value of derivatives, net of taxes	-	-	-	-	87	-	-	87
June 30, 2020	27,643	275	28,894	3,294	(1,476)	3,184	(6,465)	24,522
Revision adjustments	-	-	-	148	-	-	-	148
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	206	-	-	-	206
Issuance of shares on stock option exercises	278	3	312	-	-	-	-	315
Stock-based compensation	-	-	232	-	-	-	-	232
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment, net of taxes	-	-	-	-	216	-	-	216
Change in fair value of derivatives, net of taxes	-	-	-	-	51	-	-	51
September 30, 2020	27,921	$278	$29,438	$3,648	$(1,210)	3,184	$(6,465)	$25,689

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”, “we”, “our” and “us”) as of September 30, 2020, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, cash flows for the nine months ended September 30, 2020 and 2019, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the consolidated financial statements for the year ended December 31, 2019.

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

Use of Estimates - In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates. Significant estimates include those related to allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

Revenue Recognition - The Company’s revenue is recognized when services are rendered or goods are delivered to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods as per the agreement with the customer. In cases where there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. For agreements with distinct performance obligation, the Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are performed for the customer to determine the timing of revenue recognition.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

For the Digital Data Solutions (DDS) segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to overall revenues, are recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of the Synodex segment revenue is derived from licensing our functional software and providing access to the Company’s hosted software platform. Revenue from such services is recognized monthly when all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; access to the service is provided to the end user; and collection is probable.

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenues from the reseller agreements are recognized at the gross amount received for the goods in accordance with our functioning as a principal due to our meeting the following criteria: the Company acts as the primary obligor in the sales transaction; assumes the credit risk; sets the price; can select suppliers; and is involved in the execution of the services, including after sales service.

Revenues include reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

The Company considers U.S. GAAP criteria for determining whether to report gross revenue as a principal versus net revenue as an agent. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if it falls in the capacity of an agent.

Contract acquisition costs, which are included in prepaid expenses and other current assets, for the Agility segment is amortized over the term of a subscription agreement that normally has a duration of 12 months or less. The Company reviews these costs on a periodic basis to determine the need to adjust the carrying values for pre-terminated contracts.

Foreign Currency - The functional currency of the Company’s production operations located in the Philippines, India, Sri Lanka and Israel is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees and Israeli shekels are translated to U.S. dollars at rates using the average rates in effect on the transaction dates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive loss in the condensed consolidated balance sheets. Foreign exchange transaction gains or losses are included in Direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain client projects. In addition, the Company is exposed to the risk of foreign currency fluctuations on the non-U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currencies.

Income Taxes - Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize the deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company determines that it would not be able to realize the deferred tax assets in the future considering future taxable income, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests foreign earnings in its foreign subsidiaries. Unremitted earnings of foreign subsidiaries have been included in the condensed consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States, because such earnings are not anticipated to be remitted to the United States.

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

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in Income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Accrued expenses and other on the condensed consolidated balance sheets includes $1.1 million of deferred revenue as of each of September 30, 2020 and December 31, 2019.

Unbilled Receivable - (classified along-with Accounts receivable): Work performed, and expenses incurred in advance of invoicing are recorded as unbilled receivables. Accounts receivable on the Condensed Consolidated Balance Sheets includes $0.4 million and $0.5 million of unbilled receivables as of September 30, 2020 and December 31, 2019, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We do not expect that the adoption of the new guidance will have a material impact on our financial statements.

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which makes changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company does not expect ASU 2018-14 to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect that the adoption of the new guidance will have a material impact on our financial statements.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842. The lease obligations under certain leases were not recorded at their present values at the inception of the leases; in addition, the asset buyout prices were not reassessed in December 2019 by the Company, both of which resulted in an understatement of expenses from 2017 to December 31, 2019 and an overstatement of expenses for the six months ended June 30, 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020, would be material to such period. Accordingly, the prior period financial statements are being corrected by revising the prior period condensed consolidated financial statements for comparability. For the September 30, 2019 condensed consolidated financial statements and December 31, 2019 condensed consolidated balance sheet included in this Form 10-Q, the corrections are as follows:

•	Increase in expenses of $8,000 for the three months ended September 30, 2019 and $49,000 for the nine months ended September 30, 2019. There was no impact on the loss per share for the three and nine month periods ended September 30, 2019.
•	An increase in December 31, 2019 liabilities of $528,000.
•	A decrease in December 31, 2019 retained earnings of $777,000.
•	A decrease in December 31, 2019 total assets of $249,000.
•	The impact on cash flows for the nine months ended September 30, 2019 was:
•	A decrease in cash flows provided by operating activities of $38,000
•	A decrease in cash flows used in investing activities of $79,000
•	An increase in cash flows used in financing activities of $41,000

The Company evaluated each year’s/period’s errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of year’s/prior periods’ consolidated financial statements is not required. Accordingly, the condensed consolidated financial statements and consolidated financial statements prior periods (March 31, 2020 and June 30, 2020) and year (December 31, 2019) consolidated financial statements will be revised in future Forms 10-Q and Form 10-K to be filed with the Securities and Exchange Commission. The September 2019 condensed consolidated financial statements and December 31, 2019 condensed consolidated balance sheet have been revised in this Form 10-Q.

2.	Goodwill and Intangible Assets

The Company determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constituted a triggering event under U.S. GAAP (Accounting Standards Codification (ASC) No. 350, “Intangibles - Goodwill and Other” and ASC No. 360, “Impairment or Disposal of Long-Lived Assets”). The Company completed its impairment analysis procedures as of March 31, 2020 and has updated its impairment analysis on its reporting units as of September 30, 2020. The Company determined that there was no impairment of long-lived assets, tangible or intangible, in any reporting units as of September 30, 2020.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation adjustment	12
Balance as of September 30, 2019	$2,062

Balance as of January 1, 2020	$2,108
Foreign currency translation adjustment	(39)
Balance as of September 30, 2020	$2,069

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2020	$3,108	$2,177	$871	$43	$3,606	$9,805
Foreign currency translation	(74)	(65)	(11)	(1)	(40)	(191)
Balance as of September 30, 2020	$3,034	$2,112	$860	$42	$3,566	$9,614

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	51	63	4	1	(36)	83
Balance as of September 30, 2019	$3,050	$2,144	$859	$43	$3,510	$9,606

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2020	$1,493	$983	$567	$24	$1,261	$4,328
Amortization expense	230	134	41	3	271	679
Foreign currency translation	(39)	(32)	(5)	-	(19)	(95)
Balance as of September 30, 2020	$1,684	$1,085	$603	$27	$1,513	$4,912

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	230	133	90	3	269	725
Foreign currency translation	24	24	2	1	(15)	36
Balance as of September 30, 2019	$1,391	$923	$532	$23	$1,140	$4,009

Amortization expense relating to acquisition-related intangible assets was $0.2 million for each of the three months ended September 30, 2020 and 2019. Amortization expense relating to acquisition-related intangible assets was $0.7 million for each of the nine months ended September 30, 2020 and 2019.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

As of the date hereof, estimated amortization expense for intangible assets after September 30, 2020 is as follows (in thousands):

Year	Amortization
2020	$224
2021	895
2022	895
2023	895
2024	797
Thereafter	996
$4,702

3.	Income Taxes

The Company recorded a tax benefit of $0.1 million and a provision for income taxes of $0.4 million for the three months ended September 30, 2020 and 2019, respectively; and a tax provision of $0.5 million for each of the nine months ended September 30, 2020 and 2019.  Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. entities and Canadian subsidiaries, a valuation allowance recorded on deferred taxes of these entities, a tax effect of foreign operations, including foreign exchange gains and losses and tax impact on uncertain tax position (ASC 740).

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for each of the nine months ended September 30, 2020 and 2019 are summarized in the table below:

	For the Nine Months Ended September 30,
	2020	2019
Federal income tax benefit at statutory rate	(21.0)%	(21.0)%
Effect of:		-
Change in valuation allowance	(660.0)	(15.1)
Foreign rate differential	(295.9)	(1.8)
Return to provision true up	(14.8)	(0.3)
Withholding tax	-	4.5
State income tax net of federal benefit	(120.1)	1.8
Foreign operations permanent difference - foreign exchange gains and losses	90.3	(39.3)
Increase in unrecognized tax benefits (ASC 740)	410.5	30.8
Tax effects of foreign operations	1,610.6	84.8
Effect of share based compensation	263.7	-
Others	29.0	(4.2)
Effective tax rate	1,292.3%	40.2%

As of September 30, 2020, the Company performed a calculation of the Global Intangible Low-Taxed Income provisions and concluded that it continues to have no impact on account of the net losses of certain foreign subsidiaries.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2020 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2020	$2,957
Increase for current year tax position	225
Decrease for prior year tax position	(161)
Interest accrual	125
Foreign currency remeasurement	(100)
Balance - September 30, 2020	$3,046

The Company expects that unrecognized tax benefits as of September 30, 2020 and December 31, 2019, if recognized, would have a material impact on the Company’s effective tax rate.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The situation surrounding the COVID-19 crisis remains fluid and the extent and duration of its impact on the economy remains unclear. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact that the pandemic may have on the Company’s results of operations and financial condition. The potential for a material impact on the Company’s results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

With the current level of demand for our services, the Company believes it has existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy the Company’s financial needs for the next 12 months from the filing date of this Quarterly Report on Form 10-Q. In the event the Company experiences a significant or prolonged reduction in revenues, the likelihood of which is uncertain, it would seek to manage its liquidity by reducing capital expenditures, deferring investment activities and reducing operating costs, as it would likely have no other source of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

A summary of stock option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (Plan), as of September 30, 2020, and changes during the nine months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	6,833,303	$1.86
Granted	1,080,000	1.37
Exercised	(278,333)	1.13
Forfeited/Expired	(644,303)	3.06
Outstanding at September 30, 2020	6,990,667	$1.70	7.07	$9,704,426

Exercisable at September 30, 2020	4,651,624	$1.93	6.15	$5,420,040

Vested and Expected to Vest at September 30, 2020	6,990,667	$1.70	7.07	$9,704,426

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Weighted average fair value of options granted	$0.61	$0.56

Risk-free interest rate	0.29%-0.56%	1.7% - 2.6%
Expected term (years)	5-6	5-6
Expected volatility factor	47% - 50%	45% - 46%
Expected dividends	None	None

A summary of restricted shares under the Plan as of September 30, 2020 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Granted	75,000	$1.38
Vested	(25,000)
Forfeited/Expired	-
Unvested at September 30, 2020	50,000

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of September 30, 2020 totaled approximately $1.3 million. The weighted-average period over which these costs will be recognized is twenty-four months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Direct operating costs	$40	$34	$119	$72
Selling and administrative expenses	192	317	581	552
Total stock-based compensation	$232	$351	$700	$624

6.	Operating Leases

The Company has various operating lease agreements for its offices and service delivery centers. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases.

These lease agreements have remaining lease terms ranging from two to ten years and, in most cases, provide for rental escalations ranging from 1.75% to 10%. Most of these agreements are renewable at the mutual consent of the parties in the contract.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, beginning January 1, 2019 and applied the practical expedients consistently for all of its leases.

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Rent expense for long-term operating leases	$402	$453	$1,266	$1,360
Rent expense for short-term leases	122	143	511	473
Total rent expense	$524	$596	$1,777	$1,833

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheets as of September 30, 2020 (in thousands):

Year	Amount
2020	$396
2021	1,603
2022	1,569
2023	1,289
2024	1,060
2025 and thereafter	4,612
Total lease payments	10,529
Less: Interest	(2,871)
Net present value of lease liabilities	$7,658

Current portion	$967
Long-term portion	6,691
Total	$7,658

The weighted-average remaining lease terms and discount rates for all of our operating leases as of September 30, 2020 were as follows:

Weighted-average lease term remaining	75 months
Weighted-average discount rate	8.92%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

7.	Long-term Obligations

Total long-term obligations of the Company as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Pension obligations - accrued pension liability	$5,224	$4,611
Settlement agreement (1)	572	708
Capital lease obligations	269	655
Microsoft licenses (2)	734	-
Bank loans payable (3)	580	-
	7,379	5,974
Less: Current portion of long-term obligations	1,958	1,440
Totals	$5,421	$4,534

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

(3)  On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program which was established as part of the Coronavirus Aid, Relief and Economic Security Act. The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan, if any, is payable over two years at an interest rate of 1% per year, with a deferral of payments until the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

8.	Comprehensive Loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustments, net of taxes, and changes in fair value of derivatives, net of taxes. The components of Accumulated other comprehensive loss as of September 30, 2020, and reclassifications out of Accumulated other comprehensive loss, for the nine months ended September 30, 2020 and 2019, were as follows (net of tax) (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2020	$(28)	$(51)	$(1,397)	$(1,476)
Other comprehensive income before reclassifications, net of taxes	-	12	216	228
Total other comprehensive loss before reclassifications, net of taxes	(28)	(39)	(1,181)	(1,248)
Net amount reclassified to earnings	(1)	39	-	38
Balance at September 30, 2020	$(29)	$-	$(1,181)	$(1,210)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at July 1, 2019	$1,374	$-	$(1,179)	$195
Other comprehensive loss before reclassifications, net of taxes	-	-	(252)	(252)
Total other comprehensive income (loss) before reclassifications, net of taxes	1,374	-	(1,431)	(57)
Net amount reclassified to earnings	(41)	-	-	(41)
Balance at September 30, 2019	$1,333	$-	$(1,431)	$(98)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(154)	(281)	(435)
Total other comprehensive income (loss) before reclassifications, net of taxes	(53)	(121)	(1,181)	(1,355)
Net amount reclassified to earnings	24	121	-	145
Balance at September 30, 2020	$(29)	$-	$(1,181)	$(1,210)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	-	35	35
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	-	(1,431)	20
Net amount reclassified to earnings	(118)	-	-	(118)
Balance at September 30, 2019	$1,333	$-	$(1,431)	$(98)

       All reclassifications out of Accumulated other comprehensive loss had an impact on Direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information for the periods presented were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
DDS	$10,526	$10,124	$30,793	$30,353
Synodex	1,197	977	3,680	2,916
Agility	2,830	2,745	8,473	7,910
Total Consolidated	$14,553	$13,846	$42,946	$41,179

Income (loss) before provision for income taxes(1):
DDS	$4	$371	$226	$579
Synodex	79	(70)	356	(81)
Agility	60	(446)	(621)	(1,724)
Total Consolidated	$143	$(145)	$(39)	$(1,226)

Income (loss) before provision for income taxes(2):
DDS	$(64)	$304	$27	$391
Synodex	124	(26)	487	42
Agility	83	(423)	(553)	(1,659)
Total Consolidated	$143	$(145)	$(39)	$(1,226)

	September 30, 2020	December 31, 2019
Total assets:
DDS	$27,433	$23,115
Synodex	564	675
Agility	26,001	25,707
Total Consolidated	$53,998	$49,497

	September 30, 2020	December 31, 2019
Goodwill:
Agility	$2,069	$2,108
Total Consolidated	$2,069	$2,108

(1) Before elimination of any inter-segment profits

(2) After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customers’ domicile) for the periods presented (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
United States	$6,613	$5,967	$19,561	$18,507
United Kingdom	2,832	2,394	8,284	7,120
The Netherlands	1,704	1,730	5,003	5,146
Canada	1,434	1,634	4,304	4,594
Others - principally Europe	1,970	2,121	5,794	5,812
Totals	$14,553	$13,846	$42,946	$41,179

Long-lived assets of the Company as of September 30, 2020 and December 31, 2019, respectively, by geographic region, were comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
United States	$4,162	$4,521

Foreign countries:
Canada	8,532	8,708
United Kingdom	1,699	1,907
Philippines	4,688	5,135
India	1,025	508
Sri Lanka	529	678
Israel	1	19
Germany	1	1
Total foreign	16,475	16,956
Totals	$20,637	$21,477

Long-lived assets include the unamortized balance of right-of-use assets amounting to $6.9 million and $7.0 million as of September 30, 2020 and December 31, 2019, respectively.

Two clients in the DDS segment generated approximately 23% and 25% of the Company’s total revenues for the three months ended September 30, 2020 and September 30, 2019, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 55% and 57% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively.

One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.  Another client in the DDS segment generated 10% of the Company’s total revenues for the nine months ended September 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% of the Company’s total revenues for each of the nine months ended September 30, 2020 and 2019, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

As of September 30, 2020, approximately 57% of the Company’s accounts receivable was from foreign (principally European) clients and 24% of the Company’s accounts receivable was due from two clients.  As of December 31, 2019, approximately 60% of the Company’s accounts receivable was from foreign (principally European) clients and 44% of the Company’s accounts receivable was due from three clients.

10.	Income (Loss) Per Share

	(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$206	$(563)	$(568)	$(1,709)

Weighted average common shares outstanding	24,470	25,856	24,427	25,870
Dilutive effect of outstanding options	790	-	-	-
Adjusted for dilutive computation	25,260	25,856	24,427	25,870

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

Options to purchase 2.3 million shares of common stock for the three months ended September 30, 2020, were outstanding but not included in the computation of diluted income (loss) per share because the exercise price of the options were greater than the average market price of the common shares and therefore have not been considered as potential equity shares. Diluted loss per share and Basic loss per share are the same due to the reported loss for three months ended September 30, 2019. Options to purchase 6.9 million shares of common stock were anti-dilutive for three months ended September 30, 2019.

Diluted loss per share and Basic loss per share are the same due to the reported loss for the nine months ended September 30, 2020 and September 30, 2019. Options to purchase 7.0 million shares and 6.9 million shares of common stock were anti-dilutive for nine months ended September 30, 2020 and September 30, 2019, respectively.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

To manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts, authorized under Company policies. The Company utilizes non-deliverable forward contracts expiring within six months to reduce its foreign currency risk.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking hedging transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. There were no notional amounts outstanding as of September 30, 2020.

The effects of foreign currency forward contracts designated as cash flow hedges on the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020 and 2019, respectively, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain (loss) recognized in OCI(1)	$12	$-	$(154)	$-
Net (gain) loss reclassified from accumulated OCI into income(2)	$39	$-	$121	$-
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the periods presented.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Quarterly Report on Form 10-Q (this Report) contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (COVID-19) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty around the COVID-19 pandemic and the effects of the global response thereto and the risks discussed in Part I, Item 1A. “Risk Factors” included in this Report,” and in Part I, Item 1A. “Risk Factors,” “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2020, and in other filings that we may make with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the federal securities laws.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Innodata Inc. and its subsidiaries. The current MD&A is provided as a supplement to, and should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements contained in Part I, Item 1 of this Report.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842. The lease obligations under certain leases were not recorded at their present values at the inception of the leases; in addition, the asset buyout prices were not reassessed in December 2019 by the Company, both of which resulted in an understatement of expenses from 2017 to December 31, 2019 and an overstatement of expenses for the six months ended June 30, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020, would be material to such period. Accordingly, the prior period financial statements are being corrected by revising the prior period condensed consolidated financial statements for comparability. For the September 30, 2019 condensed consolidated financial statements and December 31, 2019 condensed consolidated balance sheet included in this Form 10-Q, the corrections are as follows:

•	Increase in expenses of $8,000 for the three months ended September 30, 2019 and $49,000 for the nine months ended September 30, 2019. There was no impact on the loss per share for the three and nine month periods ended September 30, 2019.
•	An increase in December 31, 2019 liabilities of $528,000.
•	A decrease in December 31, 2019 retained earnings of $777,000.
•	A decrease in December 31, 2019 total assets of $249,000.
•	The impact on cash flows for the nine months ended September 30, 2019 was:
•	A decrease in cash flows provided by operating activities of $38,000
•	A decrease in cash flows used in investing activities of $79,000
•	An increase in cash flows used in financing activities of $41,000

The Company evaluated each year’s/period’s errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of year’s/prior periods’ consolidated financial statements is not required. Accordingly, the condensed consolidated financial statements and consolidated financial statements prior periods (March 31, 2020 and June 30, 2020) and year (December 31, 2019) consolidated financial statements will be revised in future Forms 10-Q and Form 10-K to be filed with the Securities and Exchange Commission. The September 2019 condensed consolidated financial statements and December 31, 2019 condensed consolidated balance sheet have been revised in this Form 10-Q.

Business Overview

Innodata Inc. (NASDAQ: INOD) (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. We solve complex data challenges that companies face when they build and maintain artificial intelligence (AI) systems and analytics platforms.

To deliver our services and solutions, we use a combination of human expertise and technology. Our 3,600+ employees span 10 countries and are experts in data pertaining to many professional fields. Our core technology harnesses machine learning and deep learning (branches of AI) to augment human expertise. Our hybrid approach of using AI in conjunction with human experts enables us to deliver superior data quality with even the most complex and sensitive data.

We also provide AI-augmented software-as-a-service (SaaS) platforms for customers who wish to perform their own data engineering tasks and for niche, industry-specific data-intensive use cases.

We provide a range of solutions and platforms for solving complex data challenges that companies face when they seek to obtain the benefits of AI systems and analytics platforms.

(i)	Data Annotation

We help our clients train AI models by annotating data at scale and at industry-leading levels of quality such as 99.995% accuracy with an error rate that does not exceed 50 per million. The quality of training data is critical for a client’s AI models to perform well. We annotate text, images, audio and video data for the most complex AI models, including computer vision, sentiment analysis, entity linking, text categorization, and syntactic parsing/tagging.

Our image and video annotation services and platforms may be used to annotate, or label, objects, or people in images/video for facial recognition systems and automated object identification systems and in aerial/satellite imagery for autonomous driving/flying applications.

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

We provide AI-based data transformation solutions for high-accuracy data identification, aggregation, cleansing, augmentation and extraction. Our solutions utilize highly trained AI models and experts who custom train the models for our clients’ most complex and unique requirements.

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

We build and manage intelligent data platforms that address specific, niche market requirements with our data engineering technologies. We deploy these platforms as SaaS and as managed data solutions. To date, we have built an intelligent data platform for medical records data transformation (which we brand as “Synodex”) and for marketing communications/public relations workflow (which we brand as “Agility”).

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

The Company’s operations are presently classified and reported in three reporting segments: DDS, Synodex and Agility.

Inflation, Seasonality and Prevailing Economic Conditions

Prevailing Economic Conditions

The novel coronavirus disease 2019, which the World Health Organization declared as a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, caused federal and regional governments to impose substantial restrictions on the operations of non-essential businesses and contributed to significant declines and volatility in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19 on our performance and financial results.

Prior to the pandemic being declared, we prepared a Business Continuity Plan (BCP) for our 12 global delivery centers and offices. When COVID-19 was declared to be a pandemic, we triggered our BCP, enabling us to continue operations while safeguarding the health and welfare of our employees.

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the quarter and nine months ended September 30, 2020.

The situation surrounding the COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact that it may have on our results of operations and financial condition. The potential for a material impact on our results of operations and financial position increases the longer the virus affects the level of economic activity in the United States and globally.

With the current level of demand for our services, we believe we have existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months from the date of the filing of this Report (refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information). In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by reducing capital expenditures, deferring investment activities, and reducing operating costs as we would likely have no other sources of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

We determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constituted a triggering event under U.S. GAAP (Accounting Standards Codification No. 350, “Intangibles-Goodwill and Other” and Accounting Standards Codification No. 360, “Impairment or Disposal of Long-Lived Assets”). We completed our impairment analysis procedures as of March 31, 2020 and have updated our impairment analysis on our reporting units as of September 30, 2020. We have determined that there was no impairment of long-lived assets, tangible nor intangible, in any reporting units as of September 30, 2020.

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

For further information refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2020 and 2019

Revenues

Total revenues were $14.6 million for the three months ended September 30, 2020, compared to $13.8 million for the three months ended September 30, 2019, an increase of approximately $0.8 million or 6%. The increase was primarily attributable to increased volumes in all segments.

Revenues from the DDS segment were $10.6 million for the three months ended September 30, 2020, compared to $10.1 million for the three months ended September 30, 2019, an increase of approximately $0.5 million or 5%. The increase was primarily attributable to revenues generated from new clients.

Revenues from the Synodex segment were $1.2 million for the three months ended September 30, 2020, compared to $1.0 million for the three months ended September 30, 2019, an increase of approximately $0.2 million or 20%. The increase was primarily attributed to higher volumes from one existing client.

Revenues from the Agility segment were $2.8 million for the three months ended September 30, 2020, compared to $2.7 million for the three months ended September 30, 2019, an increase of $0.1 million or approximately 4%. The increase was principally attributable to an increase in the number of subscriptions to our Agility intelligent data platform and newswire products.

Two clients in the DDS segment generated approximately 23% and 25% of the Company’s total revenues for the three months ended September 30, 2020 and September 30, 2019, respectively.  No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 55% and 57% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively.

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

Direct operating costs were $9.8 million and $9.0 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $0.8 million. This increase was primarily due to increases in labor related costs of $0.9 million and technology related expenditures in connection with our BCP in response to the COVID-19 pandemic of $0.3 million. The increase was offset in part by reductions in occupancy and related costs of $0.3 million and other operating costs of $0.1 million due to COVID-19. Direct operating costs as a percentage of total revenues were 67% and 65% for the three months ended September 30, 2020 and 2019, respectively. The increase in Direct operating costs as a percentage of total revenues was primarily attributable to increased Direct operating costs in the DDS segment.

Direct operating costs for the DDS segment were approximately $7.4 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $0.9 million. This increase was primarily due to an increase in labor related costs of $0.8 million, an unfavorable foreign exchange remeasurement effect of $0.1 million, and technology related expenditures in connection with our BCP in response to the COVID-19 pandemic of $0.3 million. The increase was offset in part by reductions in occupancy and related costs of $0.3 million. Direct operating costs as percentage of segment revenues were 70% and 64% for the three months ended September 30, 2020 and 2019, respectively. The increase in Direct operating costs as a percentage of segment revenues was primarily attributable to the higher Direct operating costs.

Direct operating costs for the Synodex segment were $0.9 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 75% and 80% for the three months ended September 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues was primarily due to higher revenues.

 Direct operating costs for the Agility segment were $1.5 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 54% and 63% for the three months ended September 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues was primarily due to higher revenues from subscriptions to our Agility intelligent data platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs (including commissions, new services research and related software development), third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $4.6 million and $5.0 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.4 million. This decrease was attributable to lower labor related costs of $0.2 million, lower operating costs of $0.1 million and a lower provision for doubtful accounts of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 32% and 36% for the three months ended September 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of total revenues was primarily attributable to increased revenues in all segments.

Selling and administrative expenses for the DDS segment were $3.3 million for each of the three months ended September 30, 2020 and 2019. As a percentage of DDS revenues, DDS selling and administrative expenses were 31% and 33% for the three months ended September 30, 2020 and 2019, respectively.

Selling and administrative expenses for the Synodex segment were $0.2 million for each of the three-month periods ended September 30, 2020 and 2019. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 17% and 20% for the three months ended September 30, 2020 and 2019, respectively.

Selling and administrative expenses for the Agility segment were $1.1 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.4 million. This decrease was primarily due to a reduction in labor related costs of $0.1 million; a provision for doubtful accounts of $0.1 million and net decreases in other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 39% and 56% for the three months ended September 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of segment revenues was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products.

Income Taxes

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries, a valuation allowance recorded on deferred taxes on these entities, and tax effects of foreign operations, including foreign exchange gains and losses and tax impact on uncertain tax position (ASC 740).

We recorded a tax benefit of $0.1 million for the three months ended September 30, 2020 and a provision for income taxes of $0.4 million for the three months ended September 30, 2019. The decrease is primarily due to a lower tax provision for our foreign subsidiaries in the three months ended September 30, 2020.

Net Income (Loss)

Net income was $0.2 million during the three months ended September 30, 2020, compared to a net loss of $0.6 million during the three months ended September 30, 2019. The improvement of $0.8 million was a result of $0.3 million pre-tax income and $0.5 million tax benefit in the current quarter.

Net loss for the DDS segment was $0.1 million for each of the three months ended September 30, 2020 and September 30, 2019. The pre-tax net loss of $0.5 million was offset by a $0.5 million tax benefit in the current quarter.

Net income for the Synodex segment was $0.1 million for the three months ended September 30, 2020 compared to breakeven for the three months ended September 30, 2019, an increase of $0.1 million. The increase was primarily attributable to the higher revenues in the current quarter.

Net income for the Agility segment was $0.2 million for the three months ended September 30, 2020, compared to a net loss of $0.5 million for the three months ended September 30, 2019. The improvement of $0.6 million was due to higher revenues and lower operating costs in the current quarter.

Nine Months Ended September 30, 2020 and 2019

Revenues

Total revenues were $42.9 million for the nine months ended September 30, 2020, compared to $41.2 million for the nine months ended September 30, 2019, an increase of $1.7 million or 4%. The increase was attributable to increased revenues across all segments.

Revenues from the DDS segment were $30.7 million and $30.4 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately $0.3 million or 1%. The increase in revenues was primarily attributable to revenue generated from new clients.

Revenues from the Synodex segment were $3.7 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.8 million or 28%. The increase was primarily attributable to higher volumes from one existing client.

Revenues from the Agility segment were $8.5 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.6 million or 8%. The increase was attributable to an increase in the number of subscriptions to our Agility database.

One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.  Another client in the DDS segment generated 10% of the Company’s total revenues for the nine months ended September 30, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 54% of the Company’s total revenues for each of the nine months ended September 30, 2020 and 2019, respectively.

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

Direct operating costs were $29.2 million and $28.2 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $1.0 million. This increase was primarily due to an increase in labor related costs of $1.6 million, unfavorable foreign exchange remeasurement effect of $0.1 million, and technology-related expenditures in connection with our BCP in response to the COVID-19 pandemic of $0.8 million. The increase was offset in part by reductions in occupancy and related costs of $0.8 million, content acquisition costs of $0.2 million, and other operating costs of $0.1 million, and by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs as a percentage of total revenues were 68% for each of the nine months ended September 30, 2020 and 2019.

Direct operating costs for the DDS segment were approximately $21.7 million and $20.8 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.9 million. This increase was primarily due to an increase in payroll-related costs of $1.4 million, unfavorable foreign exchange remeasurement of $0.1 million, and technology-related expenditures in connection with our BCP in response to the COVID-19 pandemic of $0.8 million. The increase was offset in part by reductions in occupancy and related costs of $0.8 million and decreases in other operating costs of $0.1 million due to COVID-19 and by a one-time charge of $0.4 million in the second quarter of 2019 for an assessment of retroactive foreign social security contributions as a result of a decision by the Supreme Court of India that affected companies generally. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 71% and 68% for the nine months ended September 30, 2020 and 2019, respectively. The increase in Direct operating costs as a percentage of segment revenues was primarily attributable to the higher Direct operating costs.

Direct operating costs for the Synodex segment were $2.6 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.2 million. The increase was principally due to labor costs associated with the increase in revenues. Direct operating costs for the Synodex segment as a percentage of segment revenues were 70% and 83% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue.

Direct operating costs for the Agility segment were $4.9 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $0.1 million. This decrease was primarily due to reduction in content acquisition costs. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 58% and 63% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $13.8 million for the nine months ended September 30, 2020, compared to $14.2 million for the nine months ended September 30, 2019, a decrease of $0.4 million. This decrease was primarily due to lower labor related costs during the period. Selling and administrative expenses as a percentage of total revenues were 32% and 34% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of total revenues was primarily attributable to increased revenues and lower Selling and administrative expenses in the current quarter.

Selling and administrative expenses for the DDS segment were $9.3 million for nine months ended September 30, 2020 and $9.2 million for the nine months ended September 30, 2019. The increase of $0.1 million was primarily due to higher labor related costs. As a percentage of DDS revenues, DDS selling and administrative expenses were 30% for the each of the nine months ended September 30, 2020 and 2019, respectively.

Selling and administrative expenses for the Synodex segment were $0.6 million and $0.5 million the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.1 million. The increase is primarily due to labor related costs. Selling and administrative expenses for the Synodex segment as a percentage of segment revenues were 16% and 17% for the nine months ended September 30, 2020 and 2019, respectively.

Selling and administrative expenses for the Agility segment were $3.9 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $0.6 million was primarily due to lower labor related costs. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 46% and 57% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Selling and administrative expenses as a percentage of segment revenues was primarily due to a combination of higher revenues and lower Selling and administrative expenses in the current nine-month period.

Income Taxes

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries, a valuation allowance recorded on deferred taxes on these entities and tax effects of foreign operations, including foreign exchange gains and losses and tax impact on uncertain tax position (ASC 740).

We recorded a provision for income taxes of $0.5 million for each of the nine months ended September 30, 2020 and 2019.

Net Loss

We incurred a net loss of $0.6 million during the nine months ended September 30, 2020, compared to a net loss of $1.7 million during the nine months ended September 30, 2019. The improvement in net loss was primarily a result of higher revenue that outpaced operating costs in the Synodex and Agility segments in the current nine-month period.

Net loss for the DDS segment was $0.8 million for the nine months ended September 30, 2020, compared to a net loss of $0.1 million for the nine months ended September 30, 2019. The higher net loss of $0.7 million was primarily attributable to higher operating costs of $1.0 million offset in part by an increase in revenues of $0.3 million in the current nine-month period.

Net income for the Synodex segment was $0.5 million for the nine months ended September 30, 2020, compared to breakeven for the nine months ended September 30, 2019, an increase of $0.5 million. The improvement in net income was due to higher revenues in the current nine-month period.

Net loss for the Agility segment was $0.3 million for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019. The improvement in net loss was due to higher revenues and lower operating costs in the current nine-month period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$15,336	$10,874
Working capital	9,045	8,250

On September 30, 2020, we had cash and cash equivalents of $15.3 million, of which $7.5 million was held by our foreign subsidiaries, and $7.8 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of September 30, 2020, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances and the working capital need of foreign subsidiaries.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2020, we had working capital of approximately $ 9.0 million, as compared to working capital of approximately $8.3 million as of December 31, 2019.

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

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (PPP), which was established as part of the Coronavirus Aid, Relief and Economic Security Act. The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments until the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2020 was $5.7 million primarily on account of the following factors: our net loss for the period of $0.5 million; a source of $2.6 million from non-cash expenses consisting of depreciation and amortization of $1.7 million, stock-based compensation of $0.7 million and pension cost of $0.6 million, which factors were offset in part by an increase in deferred tax provisions of $0.4 million; net changes from working capital accounts that contributed an additional source of $3.6 million brought about by an increase in accrued salaries, wages and other related benefits of $1.7 million, an increase in accounts payable, accrued expenses and other of $0.8 million, a $0.6 million decrease in accounts receivable, and a net increase of $0.5 million in other working capital items. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the nine months ended September 30, 2019 was $4.9 million primarily on account of the $2.5 million decrease in our accounts receivable, a $0.9 million decrease in prepaid and other current assets, a $0.7 million increase in income and other taxes and a $0.1 million increase in other working capital items. This favorable result was reduced by our net loss of $1.7 million in the period. The reduction in accounts receivable was a result of improvements in our collections during the period. Refer to the condensed consolidated statements of cash flows for further details.

Our days’ sales outstanding (DSO) were 59 days for the nine months ended September 30, 2020 and 66 days for the year ended December 31, 2019. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2020, cash used in our investing activities was $1.1 million. These expenditures principally consisted of purchases to augment our network infrastructure in relation to our BCP initiatives in response to the ongoing COVID-19 pandemic.

For the nine months ended September 30, 2019, cash used in our investing activities was $1.3 million. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 million to $2.3 million, respectively.

The source of funds for the anticipated capital expenditures will be cash generated from our operations.

Net Cash Provided by and Used in Financing Activities

Cash provided by financing activities was from the proceeds of the PPP Loan received amounting to $0.6 million and proceeds from stock option exercises of $0.2 million. Cash used in financing activities was for payments of long-term obligations of $0.8 million and $0.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our consolidated results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our condensed consolidated financial statements.

The significant accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K, unless otherwise noted.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We do not expect that the adoption of the new guidance will have a significant impact on our financial statements.

In August 2018, the FASB issued (ASU) No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities; early adoption is permitted. The Company does not expect ASU 2018-14 to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect that the adoption of the new guidance will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective. This was due to the lack of appropriate review procedures related to evaluation and proper accounting for lease contracts consistent with capital lease accounting under U.S. GAAP.

The Company determined that it did not maintain effective controls to ensure that leasing transactions were properly accounted for in accordance with U.S. GAAP, which constitutes a material weakness in internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial information will not be prevented or detected on a timely basis.

To address these deficiencies, we will remediate our control procedures to reduce the likelihood of these errors recurring. We will implement additional quarterly control procedures to review any changes in events affecting our leasing transactions to ensure proper accounting under U.S. GAAP.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In response to the declaration of the COVID-19 pandemic we triggered our Business Continuity Plan for our 12 global delivery centers and offices, enabling us to continue operations while safeguarding the health and welfare of our employees. While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our financial condition or results of operations for the quarter ended September 30, 2020. In addition, the COVID-19 pandemic could have a material adverse effect on our results of operations and financial condition by, among others, customers with at-will contracts, particularly in our DDS segment, reducing, delaying or cancelling orders; reduced spending by customers on third-party service providers as part of cost-rationalization efforts or otherwise; or customers determining to bring services in-house and/or customers delaying or postponing data engineering needs. Additionally, the effects of COVID-19 could exacerbate any other risks or uncertainties to which we are subject. Lastly, should we experience material adverse effects on our results of operations or financial condition, we may not be able to access additional sources of liquidity at rates that are acceptable to us, if at all.

The situation surrounding COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact to our results of operations and financial condition. The potential for a material impact on our results of operations and financial condition increases the longer the virus affects the level of economic activity in the United States and globally. In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by reducing capital expenditures, deferring investment activities, and reducing operating costs as we would likely have no other source of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Offer of Employment, effective October 2, 2020, between Innodata Inc. and Mr. Mark Spelker (incorporated herein by reference to Exhibit 10.1 to Innodata’s Current Report on Form 8-K, filed with the SEC on October 8, 2020).

10.2*	Separation Agreement and General Release between Innodata Inc. and Mr. Robert O’Connor (incorporated herein by reference to Exhibit 10.2 to Innodata’s Current Report on Form 8-K, filed with the SEC on October 8, 2020).

31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Quarterly Report on Form 10-Q.

**	Filed herewith.

***	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date: November 12, 2020	/s/ Jack Abuhoff
Jack Abuhoff
Chief Executive Officer and President

Date: November 12, 2020	/s/ Mark A. Spelker
Mark A. Spelker
Chief Financial Officer and Principal Accounting Officer