Form 10-K
period 2020-12-31
INNODATA INC
filed 2021-03-15
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report under section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2020

☐ Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 001-35774

INNODATA INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3475943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

55 Challenger Road
Ridgefield Park, New Jersey	07660
(Address of principal executive offices)	(Zip Code)

(201) 371-8000 (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INOD	The NASDAQ Stock Market LLC
Preferred Stock Purchase Right	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2020) was $29,436,447.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of March 8, 2021 was 25,859,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2020

PART I

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Annual Report on Form 10-K (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy, such as our re-design of our solutions and product portfolio in 2019; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and the risks discussed in Part I, Item 1A. “Risk Factors” included in this Report, “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report and in our other filings that we may make with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business.

Business Overview

Innodata Inc. (NASDAQ: INOD) (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. We solve complex data challenges using artificial intelligence (AI) and human expertise.

We provide large-scale data annotation services and platforms to companies who require high-quality data for training AI and machine learning (ML) algorithms. We also provide AI/ML-based solutions to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry use cases, we provide AI-augmented software-as-a-service (SaaS) platforms and discrete managed services.

Our platforms and services are powered by Goldengate, our proprietary AI/ML platform, as well as other technologies we have developed. In addition, we bring to bear 3,500 + employees spanning nine countries with expertise in data pertaining to many professional fields. Our hybrid approach of using AI/ML in conjunction with human experts enables us to deliver superior data quality with even the most complex and sensitive data.

We developed our capabilities and honed our customer- and quality-centric culture progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately five years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights. We anticipate this strategy will enable us to accelerate growth.

Market Opportunities

Data Annotation

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

Unlike traditional computer applications that are programmed in languages like Python and Java to tell computers what to do, AI applications can be created with little to no programming. Instead, AI applications are trained with large quantities of input data and expected output data. Leveraging such data, the AI application learns on its own from the data itself through a series of regressions. Developing high-quality training data is critical for the AI to perform correctly, but often requires technology and skilled human resources that data science teams lack. Moreover, developing high-quality data takes up 80% of the time for most AI and ML projects.1

We train AI algorithms for social media companies, robotics companies, financial services companies, and many others, working with images, text, video and audio. Data sciences teams seek partners that can perform data preparation functions for them at large-scale and at high quality, while using automated tools to minimize cost. Moreover, as AI projects become more specialized and mission-critical, data preparation is becoming increasingly complex, requiring deep domain knowledge and an infrastructure in which data security is assured. We believe that Innodata is ideally situated to be such a partner.

1 Cognilytica Research, Data Engineering, Preparation, and Labeling for AI in 2019 (January 31, 2019)

We utilize a variety of leading third-party image and video annotation tools. For text, we use our proprietary text annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary text annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. It also encapsulates many of the innovations we have conceived of in the course of our 30-year history of creating high-quality data. We are developing a new version of our text annotation platform for customer use which we anticipate will be a source of competitive differentiation and potential SaaS licensing revenue.

The AI data training market is estimated at $1.9 billion this year and is expected to grow to $3.2 billion by 2023,2 essentially proxying the enormous growth expected in AI overall ($18 billion in 2020, $44 billion in 2024, a 24% CAGR).3 Similarly, the global data annotation tools market was valued at $695 million in 2019, projected to reach $6.5 billion by 2027, which is a CAGR of 33%.4

AI/ML Solutions

We also provide AI/ML solutions to companies that intensively process textual data and seek to obtain the benefits of AI/ML technologies without having to develop AI/ML engineering capabilities in-house. For such companies, we often integrate one or more of our pre-trained text processing algorithms as a foundation for an overall solution. Our algorithms are accessible as microservices via application programming interfaces (APIs), enabling easy integration.

In conjunction with AI/ML solutions, we often provide a range of data engineering support services, including data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management.

Our customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns our AI/ML solutions provide.

The AI solutions market is expected to grow at a 24% CAGR reaching $44 billion in 2024. The document analytics market - a subset of the overall AI solutions market - is also fast-moving and dynamic, expected to grow at a CAGR of 48% from 2020 to 2027, reaching $12 billion by 2027.5 Meanwhile, overall enterprise AI spend that is projected to reach $53.06 billion by 2026, registering a CAGR of 35.4% from 2019 to 2026.6

AI/ML Industry Platforms

Our industry platforms address specific, niche market requirements that we believe we can fulfill in large part with our AI/ML technologies. We deploy these industry platforms as software-as-a-service (SaaS) and as managed services. To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and for marketing communications/public relations news distribution and monitoring (which we brand as “Agility PR Solutions”).

2 Cognilytica Research, Data Engineering, Preparation, and Labeling for AI 2020 (January 31, 2020)

3 IDC, Worldwide Artificial Intelligence Systems Spending Guide, September 2019.

4 "Data Annotation Tools Market to 2027 - Global Analysis and Forecasts by Type ; Annotation Type ; End-user" (ReportLinker, March 2020).

5 “Document Analytics Market by Product Type (Solution and Services), Deployment Type, Industry Vertical (BFSI, Government, Healthcare, Retail and ecommerce, Manufacturing, Transportation), Organization Size, and Region - Global Forecast to 2027” (Meticulous Research®, December 2020)

6 Allied Market Research, Enterprise Artificial Intelligence (AI) Market Outlook-2026 (2020)

Our Synodex industry platform transforms medical records into useable digital data organized in accordance with our proprietary data models or client data models. At the end of 2020, we had 20 clients utilizing our Synodex platform, including John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. As we further integrate AI into the platform, we aim to address the needs of the healthcare sector, which is increasingly seeking to search, analyze, and interpret vast volumes of patient data, improve clinical documentation and make computer-assisted coding more efficient. The global artificial intelligence (AI) in healthcare market is forecast to reach a market size of $62 billion by 2027, up from $3 billion this year, with a CAGR of 43.6%.7

Our Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media. Agility is now ranked by software review site G2 Crowd as meeting the requirements of customers better than its two largest competitors that have combined revenues of over $1 billion.8 Agility operates in the $4.5 billion media intelligence solutions market.9

The Company’s operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

Competitive Strengths

Our Data Quality

We believe we achieve industry-leading data quality by leveraging our technology, our large staff of human experts, and the culture we have cultivated over many years of providing high-quality data to the most demanding customers.

For the past five years, we have been designing and refining our approach for combining human experts and AI to produce large-scale, highly accurate data. In our approach, AI networks automatically perform much of the required processing and human experts perform processing that the AI cannot perform at a high level of confidence. The human output is fed back into the AI networks, which, as a result, “learn” and become “smarter” over time, achieving progressively greater levels of automation while maintaining the highest levels of quality. (See “Our Technology”, below.)

Our 3,500+ experts have deep domain knowledge in a wide diversity of data domains. They are selected on the basis of data acumen, analytical ability, and deep domain proficiency. (See “Our Domain Experts”, below.)

Our culture of quality is critical to achieving and sustaining high data quality. Our culture has been cultivated over our decades of experience performing data-related tasks for leading global companies, including the four largest global information companies with which we have 10-plus year relationships building and maintaining many of their leading data products.

7 Artificial Intelligence In Healthcare Market By Offering (Hardware, Software), By Technology (Machine Learning, Context-Aware Computing, Natural Language Processing, Computer Vision), By End-Use (Hospitals & Healthcare Providers), and Region Forecast To 2027 (Reports and Data, January 2021)

8 https://www.agilitypr.com/wp-content/uploads/2021/03/g2-compare-agility-cision-meltwater-210312.pdf

9 Burton-Taylor, Media Intelligence and public Relations Software/Information Global Share & Segment Sizing 2020 (May 2020)

We maintain independent quality assurance centers that comply with and are certified to the ISO 9001:2008 quality management system standards.

Our Domain Experts

We have over 3,500+ employees with deep data domain expertise in various fields, including law, sciences, health, finance, and technology. Many of them hold advanced degrees. They process data in over 25 languages. Most work from our global operations centers in India, Israel, Germany, Sri Lanka and the Philippines. For annotating complex or sensitive data, our expert staff provides an attractive alternative to the crowdsourced labor pools utilized by many of our competitors typically for mundane tasks. They are especially well-suited for high-context data, such as legal contract classification, medical images, medical records, and scientific and legal literature.

Our Technology

Over the past four years, we have built a technology infrastructure that automates complex data annotation and other data engineering tasks. Our technology infrastructure combines advanced dataflow, deep learning (a branch of AI), and purpose-built applications used by human experts, which we refer to as “workbenches”. This infrastructure enables us to perform data annotation and other data engineering tasks at progressively higher levels of efficiency without compromising quality as it continuously learns from human experts.

Our proprietary, state-of-the-art Goldengate platform is our core AI technology stack. Goldengate accepts a wide range of documents –including images, PDFs, and web copy – and performs a series of cognitive tasks to extract intelligence and create analytical data that people can use for generating inferences and powering analytical applications. It serves up no-code AI with transfer learning built on generative language models we have developed over the past five years of deploying industrial deep neural networks. Goldengate serves as the foundational technology for the AI projects we perform for customers, as well as the AI-under-the-hood that powers our data annotation platform and our industry platforms. One of the main benefits of the platform is that it’s “no-code”, so it doesn’t require a large number of data scientists to build models or require a data science platform to orchestrate models and update models. Using Goldengate in combination with our SMEs, we are able to build high-performing, cutting-edge models that address real-world problems. Our 2021 journey is to further AI-enable Synodex, Agility and our data annotation platform using Goldengate; in 2022, we intend to commercialize it further as both a customer-facing technology and as the engine under other potential industry solutions.

Goldengate functionality can be consumed as domain-specific and task-specific microservices each of which performs a discrete data-related task automatically. Each AI microservice may be invoked by the dataflow via a RESTful API. Many complex data problems can be solved with a combination of these microservices. Capabilities include deep sequence labelling, categorization, segmentation and sequence-to-sequence mapping. For each cognitive task an AI microservice performs, it provides a confidence score. A confidence score at or above an established accuracy threshold means no human expert review is required. A confidence score below an established accuracy threshold means human expert review is required.

When expert review is required, the dataflow automatically routes data to an appropriate human expert. Our human experts use workbenches that enable them to quickly and efficiently review the data and make judgements. The workbenches then retroactively feed back the expert-reviewed work into Goldengate’s deep neural network, enabling it to learn and become smarter. This feature is commonly known as “human-in-the-loop”. It results in continuous, predictable improvement and progressively greater levels of automation.

To support our Agility industry platform, we have built a fully scalable, cloud-based infrastructure that powers a SaaS experience for global clients on a 24/7 basis. It includes (i) an AI/ML-powered big data media intelligence platform that indexes two billion media items per year, powering media monitoring, media enrichment, and media database APIs; (ii) a full targeting workflow platform that integrates media targeting, content curation, content distribution, integrated newswires, and a newsroom; (iii) a comprehensive database of more than one million global media influencers and journalists; (iv) a media monitoring and analytics engine; and (v) a workflow platform for media database research combining AI and machine learning to streamline research workflows for discovery and maintenance of our database.

To support our Synodex intelligent automation platform, we have built technologies for transforming imaged medical records and HL7/FHIR electronic health records (EHR) systems into digital data conforming to proprietary insurance medical data dictionaries that span diseases and impairments, diagnostic tests, pharmacology and support industry standard codes such as ICD-10 as well as rules engines for processing, analyzing and displaying the digital data.

Our Infrastructure

Our infrastructure supports a range of strategies to suit our clients’ requirements for data security, compliance, scalability and reliability. We host data and applications in our own data centers at our operations centers, in our clients’ data centers, and on third-party cloud services that provide the benefit of “infinite scalability” of hardware resources. Our data operations are linked by multiple redundant network connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks, Network Attached Storage and data centers – are configured with industry standard redundancy, often with more than one backup to establish 24x7 availability.  In 2020, our Wide Area Network had 99.96% uptime excluding scheduled maintenance. We encrypt all sensitive information, both at rest and in transit, to the Advanced Encryption Standard (AES) 256 or similar standard, and we employ a range of security features, including industry-leading managed firewalls and intrusion detection and prevention services. (See “Information Security”, below.)

Our Breath of Capabilities

We are able to address clients at their highest point of need. For example, we may provide data annotation for a data sciences team at a bank that is building an AI application to manage complex loan agreements. For another banking client with the same requirement but without a sophisticated data sciences team, we might provide a full AI/ML solution built on our proprietary Goldengate AI platform that extracts key data points from the loan agreements and outputs normalized digital data via an API to the bank’s existing application. For still another banking client that also lacked such an application, we might provide a data analytics platform.

Data science teams that utilize our data annotation services also often have other related needs that include data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management. Unlike many of our data annotation competitors – that are essentially staffing companies – as a full-service data engineering company we are able to address these attendant requirements.

Our Outcomes Orientation

We have developed a strong customer-centric culture and a set of values designed around achieving promised outcomes for our clients. This includes proactive communication, innovation, transparency, and empathy.

Growth Strategy

Our strategy for growth is to align to and serve large, dynamic and rapidly growing markets related to the deployment of AI/ML in businesses. Our solutions and platforms leverage the technology, human resources, and culture of fanaticism for data quality that we have developed over the past 30 years, as well as the AI/ML research and development we have invested in over the past five years.

We intend to invest significantly in scaling our sales and marketing. Through most of 2020, we had 15 people in sales. Our 2021 budget, by contrast, anticipates ending 2021 with a sales team of 98 in total: 63 sales executives; 25 business development resources; and 10 sales managers and sales enablement directors. We expect this will deliver significant returns in future years.

We also plan to continue to invest in our proprietary text annotation platform and Goldengate AI/ML platform as sources of competitive advantage. We also plan to invest in building a proprietary resource management platform geared specifically to managing remote staff and freelancers. Prior to the global pandemic, our operating model was to almost exclusively use full-time employees working from large production centers. Propelled by the need to shift to remote working, we are presently near 100% cloud-based and remote, which has enabled us to lower fixed operating costs and achieve greater scalability.

We expect to fully fund these investments for growth from our internal resources without need for outside financing.

Our Customers

Our customers include leading businesses across multiple verticals including banking, insurance, financial services, technology, digital retailing and information/media. One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues in the fiscal years ended December 31, 2020 and 2019, respectively. Another client in the DDS segment generated 10% of the Company’s total revenues for the fiscal year ended December 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2020 and 2019, revenues from non-US clients accounted for 54% and 55%, respectively, of the Company's revenues.

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

In addition to our executive-level business development professionals and sales and marketing personnel, we also deploy solutions architects, technical support experts and consultants who support the development of new clients and new client engagements. These resources work within teams (both permanent and ad hoc) that provide support to clients.

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

As part of our marketing strategy, we partner with media organizations to build awareness, establish a reputation as an industry thought leader and generate leads. Media partners include trade associations and publications, trade show producers and consulting organizations. These partnerships are particularly valuable in enterprise industries as we build our presence among digital content leaders and decision makers.

Primary marketing outreach activities include content marketing, event marketing (including exhibiting at trade shows, virtual summits, conferences and seminars), direct and database marketing, public and media relations (including speaking engagements), and web marketing (including integrated marketing campaigns, search engine optimization, search engine marketing and the maintenance and continued development of external websites).

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

Competition

Major competitors across industry verticals include Amazon Sagemaker Ground Truth, Appen, CloudFactory, Defined Crowd, Deepen.ai, Lionbridge, Samasource, Scale AI, , several of which are large firms with established client bases, as well as technology service providers such as Cognizant Technology Solutions, ExlService Holdings, Inc., Genpact Limited, Infosys, and Tata Consultancy Services.

We compete in the data engineering market by offering high-quality services and competitive pricing that leverage our technical platforms, IT infrastructure, offshore domain experts and economies of scale. Our competitive advantages are especially attractive to clients for undertakings that are complex, mission-critical, sizable in scope or scale, or that require high levels of information security.

Each of our industry platforms has its discrete set of competitors. Major competitors for our Synodex industry platform are Risk Righter, eNoah, Parameds and a few BPO companies, several of which are large firms with established client bases. We also compete with in-house personnel at existing or prospective clients who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs.

Our Agility industry platform competes with Meltwater, Cision, Kantar, and Intrado, several of which are large firms with established client bases, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases. Our competitors also include social media listening companies and start-ups offering platforms to amplify messages by targeting social media influencers.

Intellectual Property

Innodata depends, in part, upon its proprietary technologies and methodologies, including its Goldengate AI/ML platform, various applications of its platforms, its proprietary data models and other intellectual property rights. Innodata has a patent and several patent applications pending and believes that the duration of these patents is adequate relative to the expected lives of their applications. Innodata relies on a combination of trade secret, license, nondisclosure and other contractual agreements and copyright and trademark laws to protect its intellectual property rights.

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

Information Security

Our operations facilities and data centers in Asia are certified to information security management standard - ISO27001. We employ a range of standard security features, such as two-factor authentication, patch management, anti-virus with IDS/IPS capability, redundant firewalls with intrusion detection and prevention features, and utilize appropriately certified cloud resources. When we are processing sensitive information, we utilize U.S.-based, co-located data centers or HIPAA compliant cloud computing services with advanced data encryption (AES 256 or comparable applied to data at rest and in motion). Secure desktop virtualization technologies are used for safeguarding against data leaving secured environments in the USA.

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that relate to our business, including those governing privacy and data protection. We comply with the requirements of the United States Health Insurance Portability and Accountability Act of 1996 as amended (including by the Health Information Technology for Economic and Clinical Health Data (HITECH)) (HIPAA), the United Kingdom’s General Data Protection Regulation as tailored by the Data Protection Act 2018, the EU General Data Protection Regulation, and local laws regulating data privacy, as applicable. We are certified to the EU-U.S. Privacy Shield framework.

Research and Development

Our Innodata Labs researches and develops AI-based technologies that we utilize in our operations and with our clients. The Innodata Labs team is comprised of data scientists, including data scientists who have published leading papers on discrete topics in data science and have earned PhD degrees in fields such as data entity extraction.

Environmental, Social, and Governance

We are values-driven company, committed to continuously improving how we perform as a steward of nature, manage relationships with our employees, suppliers, customers and communities, and conduct our business.

While we are driven by the vision of ushering in the promise of digital data and ubiquitous AI, we are cognizant that the disruption AI will inevitably cause will not be equitably distributed. Ironically, many of the communities in which we source human capital for AI projects – communities in India, the Philippines, and Sri Lanka – are also more heavily dependent on manual labor and face greater potential disruption as a result of AI.

Therefore, as we set out on our AI journey five years ago, we made a concomitant commitment to do our part to help economically disadvantaged youth (especially young women) in these communities become technology-savvy. It was our aspiration that they become empowered beneficiaries of an AI-enabled world rather than its victims.

From 2016 to 2020, our employees have contributed over 1,400 person days to our I-Hope program, and we have contributed resources, to build 12 fully-functional computer labs at schools across India, the Philippines, and Sri Lanka. We take immense pride knowing that as a result of our work 4,426 more children are now technology proficient and ready to take on challenges of navigating an increasingly AI-enabled world. In 2020, we were the proud recipients of the Asia CEO Awards Circle of Excellence for this work followed by DSWD Philippines (Department of Social Welfare & Development) Regional Citation Award.

Our goal is to technology-enable 12,000 children by 2025, and we will be devoting a portion of our revenue to this worthy goal.

Employees

As of December 31, 2020, we employed 169 persons in the United States, Canada and the United Kingdom, and 3,600 persons in global delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, and Israel, and 3,711 of our employees are full-time. Many of our employees hold advanced degrees in law, business, technology, medicine, and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Offices

Our principal executive offices are located at 55 Challenger Road, Ridgefield Park, New Jersey 07660, just outside New York City, and our telephone number is (201) 371-8000. We have an additional office location in Ottawa, Canada. We have six operations centers in the Philippines, India, Sri Lanka, Germany, and Israel. We were founded in 1988.

Our website is www.innodata.com; information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Our SEC reports can be obtained through the Investor Relations section of our website or from the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors.

The risk factors set forth below describe what the Company believes to be the material factors, risks, and uncertainties related to our business, financial condition, and results of operations. The risks and uncertainties set forth below, as well as other factors described elsewhere in this Form 10-K or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.

Risks Related to Our Business and Operations

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a very limited number of clients that have accounted for a significant portion of our revenues. One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues in the fiscal years ended December 31, 2020 and 2019, respectively. Another client in the DDS segment generated 10% of the Company’s total revenues for the fiscal year ended December 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2020 and 2019, revenues from non-US clients accounted for 54% and 55%, respectively, of the Company's revenues. We may lose any of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

We may pursue acquisitions, joint ventures or engage in strategic investments or partnerships to grow and enhance our capabilities. There can be no assurance that we will successfully consummate any acquisitions or joint ventures, or realize profit from strategic investments, or achieve desired financial and operating results. Further, such activities involve a number of risks and challenges, including proper evaluation, diversion of management’s attention and proper integration with our current business. Accordingly, we might fail to realize the expected benefits or strategic objectives of any such venture we undertake. If we are unable to complete the kind of acquisitions for which we plan, we may not be able to achieve our planned rates of growth, profitability or competitive position in specific markets or services.

Our new clients may sunset their products because of lack of sufficient revenues or declining revenues, and this may result in termination of our work for these clients.

As we obtain new opportunities and win new business, our clients may not generate the level of revenues that we initially anticipated at the time of signing a contract with them, or our clients may experience declining revenues with their existing products. This could be due to various reasons beyond our or their control, and it could lead to termination of projects or contracts. As we normally invest in people and technology and incur other costs in anticipation of revenues, any such deviation from our expected plan or anticipated results could impact our margins and earnings.

Our business will suffer if we fail to develop new solutions and products and enhance our existing services, solutions and products in order to keep pace with the rapidly evolving technological environment or to provide new offerings, which may not succeed.

The information technology and consulting services industries are characterized by rapid technological change, evolving industry standards, changing client preferences, new product and service introductions and the emergence of new vendors with lean cost and flexible cost models. Our future success will depend on our ability to develop products and solutions that keep pace with changes in our addressable markets, such as when we re-designed our solutions and product portfolio in 2019. We cannot guarantee that we will be successful in developing new products and solutions, addressing evolving technologies on a timely or cost-effective basis or, if these products and solutions are developed, that we will be successful in the marketplace. We also cannot guarantee that we will be able to compete effectively with new vendors offering lean cost and flexible cost models, or that products, services or technologies developed by others will not render our products and solutions non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We operate in highly competitive markets. While we invest in developing and pursuing new solutions and product offerings from time to time, our profitability could be reduced if these solutions and products do not yield the profit margins we expect, or if the new offerings do not generate the planned revenues.

The markets for our services, products and solutions are highly competitive. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do. There are relatively few barriers preventing companies from entering the markets in which we operate. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients, who may attempt to duplicate our offerings using their own personnel.

We have made and continue to make significant investments towards building-out new capabilities to pursue growth. These investments increase our costs, and if these services do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue proportionately, our profitability may be reduced, or we may incur losses. If we are not able to compete effectively in the markets we serve or if we are not able to develop new solutions and product offerings, our revenues and results of operations could be adversely affected.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City, and our Agility business is headquartered in Ottawa, Canada. We have six delivery centers in the Philippines, India, Sri Lanka, Germany, and Israel. Our employees are geographically dispersed, as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts, our ability to execute our business plans may be adversely affected.

Our intellectual property rights are valuable and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

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

We use a distributed global resource model. Our North American workforce provides services from our U.S. and Canadian offices, as well as from client sites; and our other international workforce provides services from our six offshore delivery centers in the Philippines, India, Sri Lanka, Germany, and Israel. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients' sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete client projects on time, or provide services to our clients. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Israel, Canada and Germany, while our headquarters are in the U.S., and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate tax authorities have exercised, and may continue to exercise, significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

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

We use a distributed global resource model, which exposes us to risks associated with public health crises, such as pandemics and epidemics. A public health crisis in one or more of the geographic areas in which we operate could affect our ability to provide services to our clients and adversely affect our results of operations.

The effects of the COVID-19 pandemic could materially adversely affect our results of operations and financial condition.

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

In response to the declaration of the COVID-19 pandemic we triggered our Business Continuity Plan for our global delivery centers and offices, enabling us to continue operations while safeguarding the health and welfare of our employees. While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our financial condition or results of operations for the year ended December 31, 2020.

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

In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $6.8 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the U.S. during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

We are also subject to various other legal proceedings and claims that have arisen in the ordinary course of business. While we believe that we have adequate reserves for those losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial position or overall trends in our consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above- referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, our estimate of potential impact on our consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future. See “Legal Proceedings”.

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

We had a material weakness in internal control over financial reporting as of September 30, 2020 and cannot assure you that additional material weaknesses will not be identified in the future.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting requires the commitment of significant financial and managerial resources. We regularly assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. We identified a material weakness in our internal control over financial reporting as of September 30, 2020 in accounting for capital leases under ASC Topics 840 and 842. We implemented enhancements to our internal controls to prevent and detect such errors from occurring in the future. Our failure to successfully remediate a material weakness could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

Risks Related to Our Contracts

A portion of our revenue is generated from projects that we characterize as recurring in nature. Projects that we characterize as recurring are nevertheless subject to termination.

Our operating performance is materially dependent on the continuation of these projects. However, we are exposed to the risks that these projects may not be renewed by our clients or they could be terminated by our clients and we may not be able to replace these terminated projects with new recurring projects with similar profitability or clients may ask for a price reduction, which could adversely affect our revenue and results of operations.

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

Risks Related to Financial Performance or General Economic Conditions

We have no bank facilities or line of credit.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months. However, we have no bank facilities or lines of credit, and reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or other events affecting our access to capital could materially and adversely affect the Company. See “Management Discussion and Analysis – Liquidity and Capital Resources” for additional information.

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its obligations receivable could adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations could be materially adversely affected. As of December 31, 2020, 36% or $3.6 million, of our accounts receivable was due from three clients. See “Management Discussion and Analysis – Liquidity and Capital Resources”.

In addition, we evaluate the financial condition of our clients prior to extending credit to them. We maintain specific allowances against doubtful receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. If we are unable to timely collect from our clients, our cash flows could be adversely affected.

Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from income of approximately $1.2 million in the fourth quarter of 2020 to a loss of approximately $0.7 million in the second quarter of 2019.

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

We may not be able to obtain price or volume increases that are necessary to offset the effect of wage inflation and other government mandated cost increases.

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

We are also subject to fluctuations in exchange rates that affect the value of funds held by our foreign subsidiaries.

Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses. See Note 14, “Derivatives,” to the consolidated financial statements.

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

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (“OID Services”), and not under the category of business support services (“BS Services”) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Our management disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable to pay interest and penalties. The revenue of our Indian subsidiary during this period was approximately $64.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

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

A significant portion of the services we provide to our clients are provided by our Asian subsidiaries located in different jurisdictions. Tax authorities in some of these jurisdictions have from time to time challenged the manner in which we allocate our profits among our subsidiaries, and we may not prevail in any future challenge of this type. If such a challenge were successful, our worldwide effective tax rate could increase, thereby decreasing our profitability.

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

A significant portion of our operations are conducted outside the U.S. Despite our access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $47.0 million at December 31, 2020. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. We expect that our earnings, if any, will be used to finance our growth.

Risks Related to Laws and Regulations

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

Our business is subject to applicable laws and regulations relating to foreign corrupt practices, the violation of which could adversely affect our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Ridgefield Park, New Jersey headquarters and seven overseas delivery centers in the Philippines, India, Sri Lanka, Canada, Germany, and Israel, all of which are leased. The square footage of all our leased properties totals approximately 236,000. Our leased properties in the Philippines, Sri Lanka, Germany and Israel are primarily used by our DDS segment; our leased property in India is primarily used by our DDS and Synodex segments; and our leased property in Canada is primarily used by our Agility segment. Our leased property in the United States is our corporate headquarters and is used by all segments.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

Reference is made to Note 6, “Commitments and Contingencies - Litigation,” to the consolidated financial statements in Item 8 of this Report, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD”. On February 10, 2021, there were 64 stockholders of record of the Company’s Common Stock based on information provided by the Company's transfer agent. The number of stockholders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We did not have any sales of unregistered securities during the year ended December 31, 2020. We do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company's equity compensation plans in effect as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,906,884	$1.61	2,925,638

Equity compensation plans not approved by security holders	-	-	-

Total	5,906,884	$1.61	2,925,638

(1) 2013 Stock Plan, approved by the stockholders, see Note 10, “Stock Options,” to the consolidated financial statements.

Purchase of Equity Securities

We did not repurchase any shares of our common stock during 2020.

We did not have any sales of unregistered equity securities during the year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report, which are incorporated by reference herein. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions based upon management’s current expectations. Our actual results could differ materially from the results referred to in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842. The lease obligations under certain leases were not recorded at their present values at the inception of the leases; in addition, the asset buyout prices were not reassessed in December 2019 by the Company, both of which resulted in an understatement of expenses from December 31, 2017 to December 31, 2019 and an overstatement of expenses for the nine months ended September 30, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020 would have been material to such period. Accordingly, the prior period financial statements were corrected by revising such consolidated financial statements for comparability. For the December 31, 2019 consolidated financial statements included in this Form 10-K, the corrections are as follows:

•	An increase in net loss of $540,000 for the year ended December 31, 2019.

•	An increase in expenses of $540,000 for the year ended December 31, 2019.

•	An increase in the loss per share of $0.02 for the year ended December 31, 2019.

•	An increase in liabilities of $528,000 as of December 31, 2019.

•	A decrease in retained earnings of $777,000 and $237,000 as of December 31, 2019 and 2018, respectively.

•	A decrease in total assets of $249,000 as of December 31, 2019.

•	The impact on cash flows for the year ended December 31, 2019 was:

•	A decrease in net cash flows provided by operating activities of $573,000.

•	A decrease in net cash flows used in investing activities of $102,000.

•	A decrease in net cash flows used in financing activities of $471,000.

Executive Overview

We are a global data engineering company. We operate in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The following table sets forth certain financial data for the two years ended December 31, 2020 and 2019:

	(Dollars in millions)
	Years Ended December 31,
	2020	% of revenue	2019	% of revenue
Revenues	$58.2	100.0%	$55.9	100.0%
Direct operating costs	38.4	66.0%	37.3	66.7%
Selling and administrative expenses	18.7	32.0%	19.5	34.9%
Income (loss) from operations	1.1	2.0%	(0.9)	(1.6)%
Other expense	0.1		0.1
Income (loss) before provision for income taxes	1.0		(1.0)
Provision for income taxes	0.4		1.1
Net income (loss)	0.6		(2.1)

Results of Operations

All percentages have been calculated using rounded amounts.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Total revenues were $58.2 million for the year ended December 31, 2020, an increase of $2.3 million or 4% from total revenues of $55.9 million for the year ended December 31, 2019.

Revenues from the DDS segment were $42.0 million and $41.3 million for the years ended December 31, 2020 and 2019, respectively, an increase of $0.7 million or approximately 2%. The increase was due to higher volume from one client, partially offset by lower volume from two clients of the DDS segment.

Revenues from the Synodex segment were $4.8 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively, an increase of $0.9 million or approximately 23%. The increase was primarily due to higher volume from three clients, partially offset by lower volume from two clients.

Revenues from the Agility segment were $11.4 million and $10.7 million for the year ended December 31, 2020 and 2019, respectively, an increase of $ 0.7 million or approximately 7%. The increase was attributable to higher revenues from subscriptions to our Agility media database.

One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues in the fiscal years ended December 31, 2020 and 2019, respectively. Another client in the DDS segment generated 10% of the Company’s total revenues for the fiscal year ended December 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2020 and 2019, revenues from non-US clients accounted for 54% and 55% of the Company's revenues respectively.

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

Direct operating costs were $38.4 million and $37.3 million for the years ended December 31, 2020 and 2019, respectively, an increase of $1.1 million or approximately 3%. This increase was primarily due to an increase in labor related costs of $2.1 million, and technology-related expenditures in connection with our BCP in response to the COVID-19 pandemic of $1.1 million. The increase was offset in part by reductions in occupancy and related costs of $1.1 million, content acquisition costs of $0.2 million, and a decrease of $0.8 million due to reversal of a one-time charge of $0.4 million made in the second quarter of 2019 for an assessment of retroactive foreign social security contributions that was successfully adjudicated. Direct operating costs as percentage of total revenues were 66% and 67% for the years ended December 31, 2020 and 2019, respectively.

Direct operating costs for the DDS segment were $28.5 million and $27.5 million for the years ended December 31, 2020 and 2019, respectively, an increase of $1.0 million or approximately 4%. This increase was primarily due to an increase in labor related costs of $1.8 million, and technology-related expenditures in connection with our BCP in response to the COVID-19 pandemic of $1.1 million. The increase was offset in part by reductions in occupancy and related costs of $1.0 million and a decrease of $0.8 million due to reversal of a one-time charge of $0.4 million made in the second quarter of 2019 for an assessment of retroactive foreign social security contributions that was successfully adjudicated. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 68% and 67% for the years ended December 31, 2020 and 2019, respectively.

Direct operating costs for the Synodex segment were approximately $3.4 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively, an increase of $0.2 million or 6%. The increase was principally due to labor related costs associated with the increase in volume. Direct operating costs for the Synodex segment as a percentage of segment revenues were 71% and 82% for the years ended December 31, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the year was primarily due to higher revenue.

Direct operating costs for the Agility segment were approximately $6.5 million and $6.6 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $0.1 million or 2%. This decrease was primarily due to a reduction in content acquisition costs. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 57% and 62% for the years ended December 31, 2020 and 2019, respectively. The decrease in Direct operating costs as a percentage of segment revenues during the year was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products.

 Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $18.7 million for the year ended December 31, 2020 compared to $19.5 million for the year ended December 31, 2019, a decrease of $0.8 million or 4%. This decrease was primarily due to lower marketing, travel and occupancy expenses of $0.3 million and professional fees of $0.5 million. Selling and administrative expenses as a percentage of total revenues were 32% and 35% for the years ended December 31, 2020 and 2019, respectively. The decrease in selling and administrative expenses as percentage of revenues during the year was primarily due to higher revenues and lower selling and administrative costs.

Selling and administrative expenses for the DDS segment were $12.4 million for the year ended December 31, 2020 compared to $13.1 million for the year ended December 31, 2019, a decrease of $0.7 million or 5%. This decrease was primarily due to lower marketing, travel and occupancy expenses of $0.2 million and professional fees of $0.5 million. As a percentage of DDS revenues, DDS selling and administrative expenses were 30% and 32% for the years ended December 31, 2020 and 2019, respectively. The decrease in selling and administrative expenses as a percentage of revenues was due to higher revenues and lower selling and administrative expenses.

Selling and administrative expenses for the Synodex segment was $0.9 million for the year ended December 31, 2020 compared to $0.7 million for the year ended December 31, 2019, an increase of $0.2 million or 29%. This increase was primarily due to labor related expenses. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 19% and 18% for the years ended December 31, 2020 and 2019, respectively.

Selling and administrative expenses for the Agility segment were $5.4 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $0.3 million or 5%. This decrease was primarily due to labor related expenses. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 47% and 53% for the years ended December 31, 2020 and 2019, respectively. The decrease in selling and administrative expenses as a percentage of revenues was due to higher revenues and lower selling and administrative expenses.

Goodwill Impairment

On March 31, 2020, we determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constituted a triggering event under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other” and ASC No. 360, “Impairment or Disposal of Long-Lived Assets”). We completed our impairment analysis procedures as of March 31, 2020. We determined that there was no impairment of long-lived assets in any of the reporting units as of March 31, 2020.

On September 30, 2020, we performed our annual goodwill assessment for the Agility segment in accordance with the provisions of the FASB’s Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350)”, by using a single step approach that evaluates the carrying value of goodwill and comparing it against the reporting unit’s fair value. Our conclusion was consistent with the results of the March 31, 2020 impairment test.

Income Taxes

We recorded a provision for income taxes of approximately $0.4 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. Tax-related charges primarily consisted of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate primarily due to the valuation allowance recorded on the deferred taxes on the U.S. and Canadian entities. See Note 4, “Income Taxes” of the notes to the consolidated financial statements for additional information.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2020 and 2019 are summarized in the table below:

	2020	2019
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
Change in valuation allowance	137.7	22.4
Increase in unrecognized tax benefits (ASC 740)	31.5	55.1
Tax effects of foreign operations	57.7	59.7
Foreign operations permanent differences - foreign exchange gains and losses	(1.3)	(12.2)
Deemed interest	(2.1)	-
State income tax net of federal benefit	(4.3)	1.3
Foreign rate differential	(8.6)	0.8
Effect of share based compensation	(10.9)	-
Return to provision true up	(10.8)	(2.6)
Change in rates	(172.7)	-
Withholding tax	1.5	6.0
Other	(0.3)	(7.3)
Effective tax rate	38.4%	102.2%

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest earnings and profits in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted foreign earnings and profits amounted to approximately $47.0 million at December 31, 2020. If such foreign earnings and profits are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

Tax Assessments

In September 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. We disagree with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. We are vigorously contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by our Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable to pay interest and penalties. The revenue of our Indian subsidiary during this period was approximately $64.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on our counsel’s assessment, we have not recorded any tax liability for this case.

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

Net Income (Loss)

We had a net income of $0.6 million during the year ended December 31, 2020, compared to a net loss of $2.1 million during the year ended December 31, 2019. The $2.7 million improvement was attributable to higher revenues of $2.3 million, and a decrease in tax provision of $0.7 million, partially offset by higher operating expenses of $0.3 million.

Net income for the DDS segment was $0.3 million for the year ended December 31, 2020, compared to a net loss of $0.5 million for the year ended December 31, 2019. The $0.8 million improvement was attributable to higher revenues of $0.7 million and a decrease in tax provisions of $0.4 million, partially offset by higher operating expenses of $0.3 million.

Net income for the Synodex segment was $0.5 million for the year ended December 31, 2020, compared to breakeven for the year ended December 31, 2019. The $0.5 million increase was primarily attributable to the higher revenues of $0.9 million offset in part by higher operating expenses of $0.4 million.

Net loss for the Agility segment was $0.2 million for the year ended December 31, 2020, compared to a net loss of $1.6 million for the year ended December 31, 2019. The $1.4 million improvement was the result of higher revenues of $0.7 million, reductions in operating expenses of $0.4 million and a tax benefit of $0.3 million.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2020	2019
Cash and cash equivalents	$17,573	$10,874
Working capital	13,515	8,250

On December 31, 2020, we had cash and cash equivalents of $17.6 million, of which $10.2 million was held by our foreign subsidiaries, and $7.4 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of December 31, 2020, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) investments in the Agility segment; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2020, we had working capital of approximately $13.5 million, as compared to working capital of approximately $8.3 million as of December 31, 2019.

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (PPP), which was established as part of the Coronavirus Aid, Relief and Economic Security Act. The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments until the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender. On January 29, 2021, we filed our loan forgiveness application for 100% of the approved loan under the PPP.

Proceeds from stock option exercises for the year ended December 31, 2020 were $2.6 million.

We did not have any material commitments for capital expenditures as of December 31, 2020.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for the next 12 months from the date of issuance of these financial statements. However, as we have no bank facilities or lines of credit, reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2020 was $5.7 million and was the result of the net income of $0.6 million, the effect of adjustments for non-cash items of $3.4 million and sources of working capital of $1.6 million. Adjustments for non-cash items primarily consisted of $2.3 million for depreciation and amortization, stock-based compensation of $0.9 million and $0.2 million for other non-cash items. Working capital activities primarily consisted of sources from a $1.4 million increase in accrued salaries, wages and related benefits, a $0.8 million increase in income and other taxes, offset by a $0.6 million increase in prepaid expenses and other current assets. Refer to the Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the year ended December 31, 2019 was $4.3 million and was the result of the net loss of $2.1 million, the effect of adjustments for non-cash items of $3.6 million and sources of working capital of $2.9 million. Adjustments for non-cash items primarily consisted of $2.7 million for depreciation and amortization, stock option expense of $0.8 million and $0.1 million for other non-cash items. Working capital activities primarily consisted of sources from a $1.2 million decrease in our accounts receivable, a $1.2 million decrease in prepaid and other current assets, and a $0.9 million increase in income and other taxes which was offset in part by a use of $0.5 million due to an increase in other working capital. The reduction in accounts receivable is a result of higher collections during the year ended December 31, 2019. Refer to the Consolidated Statements of Cash Flows for further details.

Our days’ sales outstanding were 62 days and 66 days December 31, 2020 and 2019, respectively. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities was $1.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for internally developed software. Capital expenditures for the year ended December 31, 2020 amounting to $1.4 million consisted of $0.6 million for the DDS segment and $0.8 million for the Agility segment.

For the year 2020, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 to $2.3 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was from PPP loan proceeds of $0.6 million and proceeds from stock option exercises of $2.6 million. Payments of long-term obligations were $0.9 million and $0.6 million for December 31, 2020 and 2019, respectively. Cash used in financing activities for 2019 was $1.8 million for the repurchase of 1,503,095 shares of our common stock at a volume-weighted average price of $1.23 per share.

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

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. As of December 31, 2020, the aggregate notional amount of our hedges against the Indian rupee was approximately $2.9 million, and $4.0 million for the Philippine peso.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes relate to remediation of the material weakness on appropriate review procedures related to evaluation and proper accounting for lease contracts consistent with capital lease accounting under U.S. GAAP. The Company implemented enhancements to its internal controls to prevent and detect errors by instituting additional controls and procedures that entails a comprehensive review of new lease contracts to ensure that all appropriate clauses are thoroughly evaluated and accounted for in accordance with ASC 842 guidance.

Item 9B. Other information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Items 401, 405, if required, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference herein. The information called for under Item 403 of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.

Item 14. Principal Accountant’s Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements. The following Report of Independent Registered Public Accounting firm, consolidated financial statements, and accompanying notes are included in Item 8. Index to Financial Statements:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

(a)(2)	Exhibits – See Exhibit Index attached hereto, which is incorporated by reference herein.

Item 16. Form 10K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

By	/s/ Jack S. Abuhoff
Jack S. Abuhoff

Chief Executive Officer and President
March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack S. Abuhoff	Chief Executive Officer and President	March 12, 2021
Jack S. Abuhoff

/s/ Mark A. Spelker	Chief Financial Officer and Executive Vice President	March 12, 2021
Mark A. Spelker

/s/ Louise C. Forlenza	Director	March 12, 2021
Louise C. Forlenza

/s/ Stewart R. Massey	Director	March 12, 2021
Stewart R. Massey

/s/ Nauman (Nick) Toor	Director	March 12, 2021
Nauman (Nick) Toor

INNODATA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Innodata Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Innodata Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Revision to 2019 consolidated financial statements.

We have also audited the revision adjustments to 2019 consolidated financial statements to correct the immaterial errors as discussed in Note 1 to the consolidated financial statements. In our opinion, such revision adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2019 consolidated financial statements of the Company other than with respect to the revision adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Intangible Assets Impairment Assessment (Including Goodwill)

Description of Matter:

As described in Note 3 to the consolidated financial statements, the Company’s Intangible assets and goodwill balance was $ 6.8 million as of December 31, 2020. Goodwill is tested for impairment at least annually at the reporting unit level and more frequently when an event occurs, or circumstances change, that indicates the carrying value may not be recoverable. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and discount rates which are complex and subjective. Changes in these assumptions could have a significant impact on the fair value.

We identified the intangible assets, including goodwill, impairment assessment of the Agility Segment Reporting Unit as a critical audit matter considering materiality of the amounts involved together with the inherent subjectivity related to principal assumptions, which are dependent on current and future economic factors including uncertainties arising from corona virus disease 2019 (“COVID-19”) pandemic; hence assessment of carrying values of intangible asset including goodwill for these unit is considered to be complex and determined to be a critical audit matter in our current period audit. Auditing management’s judgments regarding forecasts of future revenue, operating margin, and the discount rate to be applied, involved a high degree of subjectivity.

How the matter was addressed in our audit:

The primary procedures we performed to address this critical audit matter included:

•	Obtained understanding of the management process for impairment assessment and analysis workings prepared by management for the reporting unit.

•	Evaluated management’s ability to accurately forecast by comparing actual results with historical performance, budgets and whether assumptions considered are consistent with evidence obtained in other areas of the audit. Also evaluated the appropriateness of judgments applied by the management while assessing the possible impact of COVID-19.

•	Involved professionals with specialized skill and knowledge to assist in the evaluation of the Company’s discounted cash flow model, growth rates, discount rates and market participant assumptions including testing the underlying source of information, and the mathematical accuracy of the calculations.

•	Performed independent sensitivity analysis of key assumptions, including the implied growth rates during explicit period, terminal growth rate and discount rate, to assess the effect of possible variations on the current estimated fair value for the reporting unit.

2.	Measurement of the provision for income tax exposures

Description of Matter

The Company operates in various countries and is subject to income taxes in multiple tax jurisdictions, with complexities of transfer pricing and changing tax laws, and is involved in various tax cases with respective tax authorities. Uncertainties arise primarily from certain ongoing tax litigations and open tax years for its foreign subsidiaries. As described in Note 4 to the consolidated financial statements, the Company has recognized accruals with respect of uncertain tax positions aggregating $ 3.2 million as of December 31, 2020.

We identified measurement of accruals for the aforementioned income tax exposures as a critical audit matter, as the amounts involved are material, and the determination of provision for taxes requires the Company to make judgments on tax issues and develop estimates regarding the Company’s exposure to tax risks. Further, auditing management judgments on whether the tax positions are probable of being sustained in tax assessments involves a high degree of subjectivity.

How the matter was addressed in our audit:

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding of management’s process of estimating the provision for income taxes including assessment of uncertain tax positions and those related to interpretation of tax laws and its application in the estimation of tax liabilities including uncertain tax positions.

•	Involved professionals with specialized skill and knowledge in domestic and international taxes, who assisted in:

o	inspection of correspondences and assessment orders with applicable tax authorities

o	evaluation of the Company’s interpretation of tax laws and their potential impact on uncertain tax positions

o	evaluation of the assumptions used to determine tax provisions.

/s/ BDO INDIA LLP

We have served as the Company's auditor since 2020.

Mumbai, India

March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Innodata Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments for the correction of the errors described in Note 1 (Correction of Immaterial Errors), the accompanying consolidated balance sheet of Innodata Inc. and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, except for the errors described in Note 1 (Correction of Immaterial Errors), the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and its results of operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 1(Correction of Immaterial Errors), and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BDO India LLP. (The 2019 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adoption of New Accounting Standard

As discussed in Note 7 to the consolidated financial statements, the Company adopted Accounting Standards Codification ASU 2016-02, beginning January 1, 2019 and applied the practical expedients consistently for all of its leases.

/s/ CohnReznick LLP

Parsippany, New Jersey

March 16, 2020

We have served as the Company's auditor from 2008 to 2020.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,573	$10,874
Accounts receivable, net of allowance for doubtful accounts of $670 and $750, respectively	10,048	9,723
Prepaid expenses and other current assets	4,240	3,407
Total current assets	31,861	24,004
Property and equipment, net	7,227	6,887
Right-of-use-asset, net	6,610	7,005
Other assets	2,563	2,110
Deferred income taxes, net	2,187	1,906
Intangibles, net	4,656	5,477
Goodwill	2,150	2,108
Total assets	$57,254	$49,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$1,419
Accrued expenses and other	3,490	3,340
Accrued salaries, wages and related benefits	5,719	4,265
Income and other taxes	5,000	4,183
Long-term obligations - current portion	1,712	1,440
Operating lease liability - current portion	990	1,107
Total current liabilities	18,346	15,754
Deferred income taxes, net	44	363
Long-term obligations, net of current portion	6,282	4,534
Operating lease liability, net of current portion	6,332	6,731

Total liabilities	31,004	27,382

Commitments and contingencies

Non-controlling interests	(3,390)	(3,417)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 28,984,000 shares issued and 25,800,000 outstanding at December 31, 2020; 27,643,000 shares issued and 24,459,000 outstanding at December 31, 2019	289	275
Additional paid-in capital	31,921	28,426
Retained earnings	4,833	4,216
Accumulated other comprehensive loss	(938)	(920)
	36,105	31,997
Less: treasury stock, 3,184,000 shares at December 31, 2020 and 2019, at cost	(6,465)	(6,465)
Total stockholders’ equity	29,640	25,532
Total liabilities and stockholders’ equity	$57,254	$49,497

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands, except per share amounts)

	2020	2019
Revenues	$58,240	$55,858
Operating costs and expenses:
Direct operating costs	38,398	37,325
Selling and administrative expenses	18,662	19,481
Interest expense, net	135	120
	57,195	56,926
Income (loss) before provision for income taxes	1,045	(1,068)

Provision for income taxes	401	1,091

Consolidated net income (loss)	644	(2,159)

Income (loss) attributable to non-controlling interests	27	(17)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$617	$(2,142)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.03	$(0.08)
Diluted	$0.02	$(0.08)

Weighted average shares outstanding:
Basic	24,607	25,774
Diluted	25,573	25,774

Comprehensive income (loss):
Consolidated net income (loss)	$644	$(2,159)
Pension liability adjustment, net of taxes	(391)	(1,504)
Change in fair value of derivatives, net of taxes	(33)	33
Foreign currency translation adjustment, net of taxes	406	566
Other comprehensive loss	(18)	(905)
Total comprehensive income (loss)	626	(3,064)
Comprehensive income (loss) attributed to non-controlling interest	27	(17)
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$599	$(3,047)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2019 as reported	27,558	275	27,579	6,595	(15)	1,681	(4,622)	29,812
Revision adjustments	-	-	-	(237)	-	-	-	(237)
January 1, 2019 as adjusted	27,558	275	27,579	6,358	(15)	1,681	(4,622)	29,575
Net loss	-	-	-	(1,602)	-	-	-	(1,602)
Purchase of treasury stock	-	-	-	-	-	1,503	(1,843)	(1,843)
Stock-based compensation	75	-	836	-	-	-	-	836
Exercise of stock options	10	-	11	-	-	-	-	11
Pension liability adjustments, net of taxes	-	-	-	-	(1,504)	-	-	(1,504)
Foreign currency translation adjustment, net of taxes	-	-	-	-	566	-	-	566
Change in fair value of derivatives, net of taxes	-	-	-	-	33	-	-	33
December 31, 2019 as reported	27,643	275	28,426	4,756	(920)	3,184	(6,465)	26,072
Revision adjustments	-	-	-	(540)	-	-	-	(540)
December 31, 2019 as adjusted	27,643	275	28,426	4,216	(920)	3,184	(6,465)	25,532
Net income	-	-	-	617	-	-	-	617
Stock-based compensation	-	-	913	-	-	-	-	913
Exercise of stock options	1,341	14	2,582	-	-	-	-	2,596
Pension liability adjustments, net of taxes	-	-	-	-	(391)	-	-	(391)
Foreign currency translation adjustment, netof taxes	-	-	-	-	406	-	-	406
Change in fair value of derivatives, net of taxes	-	-	-	-	(33)	-	-	(33)
December 31, 2020	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

	2020	2019
Cash flows from operating activities:
Consolidated net income (loss)	$644	$(2,159)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,266	2,697
Stock-based compensation	913	836
Deferred income taxes	(618)	(313)
Pension cost	791	335
Loss on disposal of property and equipment	48	-
Changes in operating assets and liabilities:
Accounts receivable	(481)	1,216
Prepaid expenses and other current assets	(555)	1,248
Other assets	270	332
Accounts payable, accrued expenses and other	155	(589)
Accrued salaries, wages and related benefits	1,449	(249)
Income and other taxes	778	926
Net cash provided by operating activities	5,660	4,280

Cash flows from investing activities:
Capital expenditures	(1,414)	(1,667)
Proceeds from disposal of property and equipment	39	-
Net cash used in investing activities	(1,375)	(1,667)

Cash flows from financing activities:
Proceeds from bank loan	580	-
Proceeds from exercise of stock options	2,596	11
Payment of long-term obligations	(864)	(567)
Purchase of treasury stock	-	(1,843)
Net cash provided by (used in) financing activities	2,312	(2,399)

Effect of exchange rate changes on cash and cash equivalents	102	(209)

Net increase in cash and cash equivalents	6,699	5

Cash and cash equivalents, beginning of year	10,874	10,869

Cash and cash equivalents, end of year	$17,573	$10,874

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$348	$962
Cash paid for operating leases	$2,286	$2,110
Cash paid for interest	$141	$130

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business - Innodata Inc. (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. The Company solves complex data challenges using artificial intelligence (AI) and human expertise.

The Company provides large-scale data annotation services and platforms to companies who require high-quality data for training AI and machine learning (ML) algorithms. The Company also provides AI/ML-based solutions to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry use cases, the Company provides AI-augmented software-as-a-service (SaaS) platforms and discrete managed services.

The Company’s platforms and services are powered by Goldengate, its proprietary AI/ML platform, as well as other technologies it has developed. In addition, the Company bring to bear 3,500 + employees spanning nine countries with expertise in data pertaining to many professional fields. The Company’s hybrid approach of using AI/ML in conjunction with human experts enables the Company to deliver superior data quality with even the most complex and sensitive data.

The Company developed its capabilities and honed its customer- and quality-centric culture progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately five years ago, the Company formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to its large-scale, human-intensive data operations. In 2019, the Company began packaging the capabilities that emerged from its R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights. The Company anticipates this strategy will enable it to accelerate growth.

Data Annotation

The Company trains AI algorithms for social media companies, robotics companies, financial services companies, and many others, working with images, text, video and audio. Data sciences teams seek partners that can perform data preparation functions for them at large-scale and at high quality, while using automated tools to minimize cost. Moreover, as AI projects become more specialized and mission-critical, data preparation is becoming increasingly complex, requiring deep domain knowledge and an infrastructure in which data security is assured.

The Company utilize a variety of leading third-party image and video annotation tools. For text, the Company use its proprietary text annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. The Company’s proprietary text annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. It also encapsulates many of the innovations the Company has conceived of in the course of its 30-year history of creating high-quality data.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AI/ML Solutions

The Company also provides AI/ML solutions to companies that intensively process textual data and seek to obtain the benefits of AI/ML technologies without having to develop AI/ML engineering capabilities in-house. For such companies, the Company often integrates one or more of its pre-trained text processing algorithms as a foundation for an overall solution. The Company’s algorithms are accessible as microservices via application programming interfaces (APIs), enabling easy integration.

In conjunction with AI/ML solutions, the Company often provides a range of data engineering support services, including data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management.

The Company’s customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns the Company’s AI/ML solutions provide.

AI/ML Industry Platforms

The Company’s industry platforms address specific, niche market requirements that the Company believes it can fulfill in large part with its AI/ML technologies. The Company deploys these industry platforms as software-as-a-service (SaaS) and as managed services. To date, the Company has built an industry platform for medical records data extraction and transformation (which the Company brands as “Synodex®”) and for marketing communications/public relations news distribution and monitoring (which the Company brands as “Agility PR Solutions”).

The Company’s Synodex industry platform transforms medical records into useable digital data organized in accordance with its proprietary data models or client data models. At the end of 2020, the Company had 20 clients utilizing its Synodex platform, including John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States.

The Company’s Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates - In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract acquisition costs, which are included in prepaid expenses and other current assets are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts.

Foreign Currency Translation - The functional currency of our locations in the Philippines, India, Sri Lanka, Israel and Hong Kong is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2020 and 2019 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were exchange losses resulting from such transactions of approximately $108,000 and $158,000 for the years ended December 31, 2020 and 2019, respectively.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income (loss). The amount of foreign currency translation adjustment was $406,000 and $566,000 for the years ended December 31, 2020 and 2019, respectively.

Derivative Instruments - The Company accounts for derivative transactions in accordance with ASC 825, “Financial Instruments,” with the corresponding unrealized gain or loss recognized outright as part of operating income. The total notional value of outstanding foreign currency forward contracts at December 31, 2020 was $6.9 million.

Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases. Certain assets under capital leases are amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

Capitalized Software Development Costs - the Company incurs development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally ranges between three and nine years. All other research and maintenance costs are expensed as incurred. Capitalized software and development costs – in progress as of December 31, 2020 and 2019 were $1.4 million and $2.5 million respectively. Completed capitalized software and development cost as of December 31, 2020 and 2019 were $10.7 million and $8.1 million respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets - Management assesses the recoverability of its long-lived assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) a change in the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed, using undiscounted cash flow projections.  Management makes assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value, and is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2020. In performing the assessment, the Company adhered to the provisions of ASU 2017-04 by using a single step approach that determines the carrying value of goodwill and comparing it against the excess of the reporting unit’s fair value. Based on the Company’s assessment, the Company reached the conclusion that there was no goodwill impairment because the fair value of the Agility segment’s goodwill exceeded its carrying value.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the Synodex and Agility segments cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian net deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

Accounting for Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as modified (“ASU 2016-02”), which replaced existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. The Company adopted ASU 2016-02 effective January 1, 2019. Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability. See Note 6, Operating Leases.

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. As of December 31, 2020, all of the Company’s leases are classified under operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock-based compensation expense related to the Company’s stock plans were allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Direct operating costs	$158	$113
Selling and adminstrative expenses	755	723

Total stock-based compensation	$913	$836

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2020 and 2019, because of the relative short maturity of these instruments. See Note 14, Financial Instruments.

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

The Company’s forward contracts are at level 2 in the fair value hierarchy.

Accounts Receivable - The Company establishes credit terms for new clients based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its clients, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the client’s current creditworthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due (accounts outstanding longer than the payment terms are considered past due), the Company’s previous loss history, the client’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. This cannot guarantee that credit loss rates in the future will not be greater than those experienced in the past. In addition, there is credit exposure if the financial condition of one of the Company’s major clients were to deteriorate. In the event that the financial condition of one of the Company’s clients were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be necessary. The allowance for doubtful accounts as of December 31, 2020 and 2019 was approximately $0.7 million and $0.8 million, respectively. Total amounts written off against the existing allowance for doubtful accounts for the year ended December 31, 2020 was $0.3 million.

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2020, the Company had cash and cash equivalents of $17.6 million, of which $10.2 million was held by its foreign subsidiaries with local banks located mainly in Asia and $7.4 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets is deferred revenue amounting to $1.2 million and $1.1 million as of December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We do not expect that the adoption of the new guidance will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new disclosure requirements that the FASB considers pertinent. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public entities. The Company adopted the standard and it had no material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not expect that the adoption of the new guidance will have a material impact on our consolidated financial statements.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842. The lease obligations under certain leases were not recorded at their present values at the inception of the leases; in addition, the asset buyout prices were not reassessed in December 2019 by the Company, both of which resulted in an understatement of expenses from December 31, 2017 to December 31, 2019 and an overstatement of expenses for the nine months ended September 30, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020 would have been material to such period. Accordingly, the prior period financial statements were corrected by revising such consolidated financial statements for comparability. For the December 31, 2019 consolidated financial statements included in this Form 10-K, the corrections are as follows:

•	An increase in net loss of $540,000 for the year ended December 31, 2019.
•	An increase in expenses of $540,000 for the year ended December 31, 2019.
•	An increase in the loss per share of $0.02 for the year ended December 31, 2019.
•	An increase in liabilities of $528,000 as of December 31, 2019.
•	A decrease in retained earnings of $777,000 and $237,000 as of December 31, 2019 and 2018, respectively.
•	A decrease in total assets of $249,000 as of December 31, 2019.
•	The impact on cash flows for the year ended December 31, 2019 was:

•	A decrease in net cash flows provided by operating activities of $573,000.
•	A decrease in net cash flows used in investing activities of $102,000.
•	A decrease in net cash flows used in financing activities of $471,000.

The Company evaluated each year’s/period’s errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of year’s/prior periods’ consolidated financial statements is not required. Accordingly, the consolidated financial statements for prior periods (March 31, 2020 and June 30, 2020) will be revised in future Forms 10-Q to be filed with the Securities and Exchange Commission.

Reclassifications – Certain information presented in the 2019 supplemental disclosures of cash flow information has been revised to conform to the 2020 presentation.

2.	Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2020	2019
Equipment	$11,199	$12,826
Capitalized software development costs	10,693	8,074
Capitalized software development cost - work in progress	1,360	2,536
Furniture and equipment	1,437	2,119
Leasehold improvements	3,267	4,492
Total	27,956	30,047
Less: accumulated depreciation and amortization	(20,729)	(23,160)
	$7,227	$6,887

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the property and equipment was capitalized software development cost - in progress. The estimated useful lives of the property and equipment ranges between two years and ten years. Depreciation and amortization expense of property and equipment excluding capitalized software development cost - in progress were approximately $1.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Balance as of January 1, 2019	$2,050
Foreign currency translation	58
Balance as of December 31, 2019	2,108
Foreign currency translation	42
Balance as of December 31, 2020	$2,150

The Company determined that adverse changes in macroeconomic trends as a consequence of the continuing COVID-19 pandemic constituted a triggering event under U.S. GAAP (Accounting Standards Codification (ASC) No. 350, “Intangibles - Goodwill and Other” and ASC No. 360, “Impairment or Disposal of Long-Lived Assets”). The Company completed its impairment analysis procedures as of March 31, 2020. The Company determined that there was no impairment of long-lived assets in any of the reporting units as of March 31, 2020.

On September 30, 2020, The Company performed its annual goodwill assessment for the Agility segment in accordance with the provisions of ASU 2017-04, by using a single-step approach that determines the carrying value of goodwill and compares it against the reporting unit’s fair value. The Company’s conclusion was consistent with the results of the March 31, 2020 impairment test.

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2,150,000 and $2,108,000 as of December 31, 2020 and 2019, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our acquisition-related intangible assets is as follows for the dates indicated (in thousands):

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2019	$2,999	$2,081	$855	$42	$3,546	$9,523
Foreign currency translation	109	96	16	1	60	282
Balance as of December 31, 2019	3,108	2,177	871	43	3,606	9,805
Foreign currency translation	67	51	11	2	64	195
Balance as of December 31, 2020	$3,175	$2,228	$882	$45	$3,670	$10,000

	Developed technology	Customer relationships	Trademarks and trade names	Patents	Media Contact Database	Total
Accumulated amortization:
Balance as of January 1, 2019	$1,137	$766	$440	$19	$886	$3,248
Amortization expense	305	178	120	4	357	964
Foreign currency translation	51	39	7	1	18	116
Balance as of December 31, 2019	1,493	983	567	24	1,261	4,328
Amortization expense	308	179	55	4	361	907
Foreign currency translation	43	30	7	1	28	109
Balance as of December 31, 2020	$1,844	$1,192	$629	$29	$1,650	$5,344

Net carrying values - December 31, 2020	$1,331	$1,036	$253	$16	$2,020	$4,656
Net carrying values - December 31, 2019	$1,615	$1,194	$304	$19	$2,345	$5,477

Amortization expense relating to acquisition-related intangible assets was approximately $0.9 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

Estimated annual amortization expense for intangible assets subsequent to December 31, 2020 is as follows (in thousands):

Year	Amortization
2021	$931
2022	931
2023	931
2024	829
2025	684
Thereafter	350
$4,656

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Current income tax expense (benefit):
Foreign	$1,065	$1,333
Federal	15	71
State and local	(61)	-
	1,019	1,404

Deferred income tax expense (benefit):
Foreign	(628)	(323)
Federal	10	10
State and local	-	-
	(618)	(313)

Provision for income taxes	$401	$1,091

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
Change in valuation allowance	137.7	22.4
Increase in unrecognized tax benefits (ASC 740)	31.5	55.1
Tax effects of foreign operations	57.7	59.7
Foreign operations permanent differences - foreign exchange gains and losses	(1.3)	(12.2)
Deemed interest	(2.1)	-
State income tax net of federal benefit	(4.3)	1.3
Foreign rate differential	(8.6)	0.8
Effect of share based compensation	(10.9)	-
Return to provision true up	(10.8)	(2.6)
Change in rates	(172.7)	-
Withholding tax	1.5	6.0
Other	(0.3)	(7.3)
Effective tax rate	38.4%	102.2%

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Allowances not currently deductible	$192	$223
Depreciation and amortization	334	297
Equity compensation not currently deductible	778	966
Net operating loss carryforwards	6,751	5,317
Expenses not deductible until paid	1,691	1,245
Other	358	379
Total gross deferred income tax assets before valuation allowance	10,104	8,427
Valuation allowance	(7,917)	(6,521)
Deferred income tax assets, net	2,187	1,906

Deferred income tax liabilities:
Intangibles from acquisition of MediaMiser	-	(316)
Other	(44)	(47)
Total deferred income tax liabilities	(44)	(363)

Net deferred income tax assets	$2,143	$1,543

Net deferred income tax assets	$2,187	$1,906
Net deferred income tax liability	(44)	(363)

Net deferred income tax assets	$2,143	$1,543

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2020, the Company continues to maintain a valuation allowance on all U.S. and Canadian net deferred tax assets.

The Company maintained a valuation allowance of approximately $7.9 million and $6.5 million as of December 31, 2020 and 2019, respectively. The valuation allowance relates to U.S. and the Company’s Canadian subsidiaries deferred tax assets. The net change in the total valuation allowance was an increase of $1.4 million and $1.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Despite the access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $47.0 million at December 31, 2020. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United States and foreign components of income (loss) before provision for income taxes for each of the two years ended December 31, were as follows (in thousands):

	2020	2019
United States	$930	$(537)
Foreign	115	(531)
Totals	$1,045	$(1,068)

At December 31, 2020, the Company had available U.S. federal net operating loss carryforwards of approximately $15.5 million. These net operating loss carryforwards expire at various times through the year 2035.

On March 27, 2020, the CARES Act was signed into law in response to the economic challenges facing US businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income or can be carryforward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were available to be issued, the state NOL carryforwards, if not utilized, will expire beginning in 2022.

At December 31, 2020, the Company’s Canadian subsidiaries had available net operating loss carryforwards of approximately $16.1 million in Canada which begin to expire in 2028. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had unrecognized tax benefits of $3.2 million and $3.0 million as of December 31, 2020 and 2019, respectively. The Company expects that unrecognized tax benefits as of December 31, 2020 and December 31, 2019, if recognized, would have a material impact on the Company’s effective tax rate.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open tax years for U.S. Federal and state taxes from 2016 through 2020. Various foreign subsidiaries have open tax years from 2003 through 2019, some of which are under audit by local tax authorities. The Company believes that its accruals for uncertain tax positions as of December 31, 2020 under ASC 740, Income Taxes are adequate to cover the Company’s income tax exposures.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (amounts in thousands):

	December 31,
	2020	2019
Balance at January 1	$2,957	$2,424
Increase for current year tax position	308	355
Decrease for prior year tax position	(161)	-
Interest accrual	199	234
Foreign currency revaluation	(72)	(56)
Balance at December 31	$3,231	$2,957

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of our Indian subsidiary during this period was approximately $64.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

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

5.	Long-term obligations

Total long-term obligations as of December 31, 2020 and 2019 consisted of the following (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
Pension obligations - accrued pension liability	$5,940	$4,611
Settlement agreement (1)	518	708
Capital lease obligations	209	655
Microsoft licenses (2)	747	-
Bank loans payable (3)	580	-
	7,994	5,974
Less: Current portion of long-term obligations	1,712	1,440
Totals	$6,282	$4,534

(1) Represents payment to be made pursuant to a settlement agreement entered into in December 2018 between a subsidiary of the Company and 19 former employees of such subsidiary. The balance is payable in monthly installments through March 2023.

(2) On April 2020, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2023. Pursuant to this agreement, the Company was obligated to pay approximately $0.4 million annually over the term of the agreement.

(3) On May 4, 2020, the Company received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended. The loans and accrued interest are forgivable, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On January 29, 2021, the Company filed its loan forgiveness application for 100% of the approved loan under the PPP.

6.	Commitments and contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $6.8 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (USDC) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, certain officers and employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2020, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

7.	Operating Leases

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

The Company adopted ASU 2016-02, effective January 1, 2019, and applied the practical expedients consistently for all of its leases. Accordingly, the Company:

1.	Did not reassess whether any expired or existing contracts are or contain leases.
2.	Did not reassess the lease classification for any expired or existing leases.
3.	Did not reassess initial direct costs for any existing leases.

In addition, the Company elected to retrospectively determine the lease term and assess impairment of the right-of-use asset.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the standard, the Company recognizes an operating lease liability and right-of-use asset. The amount of right-of use asset is equal to the present value of the remaining lease payments discounted using the incremental borrowing rate of each respective country. Modifications, if any are recalculated and corresponding adjustments are made to the carrying values of both the lease liability and right-of-use assets.

A right-of-use asset is measured as the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

The table below summarizes the amounts recognized in the financial statements related to operating leases for the years presented (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Rent expense for long-term operating leases	$1,667	$1,813
Rent expense for short-term leases	619	297
Total rent expense	$2,286	$2,110

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2020 (in thousands):

Year	Amount
2021	$1,565
2022	1,531
2023	1,261
2024	1,027
2025	1,043
2026 and thereafter	3,490
Total lease payments	9,917
Less: Interest	(2,595)
Net present value of lease liabilities	$7,322

Current portion	$990
Long-term portion	6,332
Total	$7,322

The weighted average remaining lease terms and discount rates for all of our operating leases as of December 31, 2020 were as follows:

Weighted-average lease term remaining	65 months
Weighted-average discount rate	8.68%

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the years ended December 31, 2020 and 2019, the Company did not make any matching contributions.

Non-U.S. Pension Benefits - The accounting standard for pensions requires an employer to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other post-retirement benefit plans.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2020, these plans were unfunded. Pension expense for foreign subsidiaries totaled approximately $0.8 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

The following tables set out the status of the non-U.S. pension benefits and the amounts (in thousands) recognized in the Company’s consolidated financial statements and the components of pension costs as of and for each of the two years in the period ended December 31, 2020:

Benefit Obligations:

	2020	2019
Projected benefit obligation at beginning of the year	$4,611	$2,591
Service cost	492	289
Interest cost	249	194
Actuarial loss (gain)	505	1,720
Foreign currency exchange rates changes	168	52
Benefits paid	(85)	(235)
Projected benefit obligation at end of the year	$5,940	$4,611

Components of Net Periodic Pension Cost:

	2020	2019
Service cost	$492	$289
Interest cost	249	194
Actuarial gain (loss) recognized	50	(148)
Net periodic pension cost	$791	$335

The accumulated benefit obligation, which represents benefits earned to date, was approximately $3.7 million and $2.9 million as of December 31, 2020 and 2019, respectively.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Current accrued benefit cost	$332	$570
Non-current accrued benefit cost	5,608	4,041
Total amount recognized	$5,940	$4,611

Current accrued benefit cost for pension benefits was included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits was included in long-term obligations, net of current portion, in the consolidated balance sheets.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the two years in the period ended December 31, 2020 were as follows:

	2020	2019
Discount rate	3.57%-8.06%	4.85%-10.42%
Rate of increase in compensation level	5%-7%	5%-7%

Estimated Future Benefit Payments:

As of December 31, 2020, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid (in thousands):

Years Ending December 31,	Amount
2021	$629
2022	234
2023	157
2024	206
2025	413
2026 to 2030	3,251
$4,890

9.	Capital Stock

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

Common Stock Reserved - As of December 31, 2020, the Company had available for future issuance 2,925,638 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In July 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The total value of common stock acquired under the plan was $1.5 million as of December 31, 2020.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Options

On June 7, 2016, stockholders of the Company approved amendments to the Innodata Inc. 2013 Stock Plan (as amended, the “Plan”). The number of shares of common stock of Innodata Inc. that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the Plan after June 7, 2016 is 5,858,892 (the Share Reserve). Shares subject to an option or stock appreciation right granted under the Plan after June 7, 2016 count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the Plan after June 7, 2016 count against the Share Reserve as two shares for every share granted. Any award, or portion of an award, under the Plan or under the Company’s 2009 Stock Plan (as amended and restated (the Prior Plan)) that expires or terminates unexercised, becomes unexercisable or is forfeited or otherwise terminated, surrendered or canceled as to any shares without delivery of shares or other consideration will be added back to the Share Reserve as one share for each such share that was subject to an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was subject to an award other than an option or stock appreciation right granted under the Plan or the Prior Plan. If any shares are withheld, tendered or exchanged by a participant in the Plan as full or partial payment to Innodata of the exercise price under an option under the Plan or the Prior Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the Plan or the Prior Plan, there will be added back to the Share Reserve one share for each such share that was withheld, tendered or exchanged in respect of an option or stock appreciation right granted under the Plan or the Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted and weighted-average assumptions were as follows:

	For the Years Ended December 31,
	2020	2019
Weighted average fair value of options granted	$0.61	$0.56

Risk-free interest rate	0.29%-0.56%	1.68% - 2.55%
Expected life (years)	5-6	5-6
Expected volatility factor	46.75%-50.09%	45.03%-46.38%
Expected dividends	None	None

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

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Plans as of December 31, 2020, and changes during the years ended December 31, 2020 and 2019, is presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,982,040	$2.14
Granted	2,112,500	1.25
Exercised	(10,000)	1.11
Forfeited/Expired	(256,237)	2.42
Outstanding at December 31, 2019	6,828,303	$1.86	6.86	$89,405
Granted	1,080,000	1.37
Exercised	(1,357,116)	1.97
Forfeited/Expired	(644,303)	3.06
Outstanding at December 31, 2020	5,906,884	$1.61	7.34	$21,769,727

Exercisable at December 31, 2020	3,923,564	$1.79	6.66	$13,769,733

Vested and Expected to Vest at December 31, 2020	5,906,884	$1.61	7.34	$21,769,727

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2020 totals approximately $1.1 million. The weighted-average period over which these costs will be recognized is 21 months.

A summary of restricted shares under the Company’s Plan are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding January 1, 2019	-
Granted	75,000	$1.38
Vested	-
Unvested at December 31, 2019	75,000
Granted	-
Vested	(25,000)
Forfeited/Expired	-
Unvested at December 31, 2020	50,000	$1.38

11.	Comprehensive loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2020 and 2019, and reclassifications out of accumulated other comprehensive loss for the years then ended, are presented below (in thousands):

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(106)	406	300
Total other comprehensive loss before reclassifications, net of taxes	(53)	(73)	(494)	(620)
Net amount reclassified to earnings	(391)	73	-	(318)
Balance at December 31, 2020	$(444)	$-	$(494)	$(938)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$1,451	$-	$(1,466)	$(15)
Other comprehensive income before reclassifications, net of taxes	-	46	566	612
Total other comprehensive income (loss) before reclassifications, net of taxes	1,451	46	(900)	597
Net amount reclassified to earnings	(1,504)	(13)	-	(1,517)
Balance at December 31, 2019	$(53)	$33	$(900)	$(920)

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the consolidated statements of operations and comprehensive income (loss).

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

A significant portion of the Company’s revenues is generated from its locations in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from external clients and segment operating profit (loss), and other reportable segment information were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Revenues:
DDS	$41,983	$41,172
Synodex	4,828	3,942
Agility	11,429	10,744
Total Consolidated	$58,240	$55,858

Income (loss) before provision for income taxes(1):
DDS	$1,260	$944
Synodex	357	(129)
Agility	(572)	(1,883)
Total Consolidated	$1,045	$(1,068)

Income (loss) before provision for income taxes(2):
DDS	$980	$683
Synodex	536	40
Agility	(471)	(1,791)
Total Consolidated	$1,045	$(1,068)

	December 31, 2020	December 31, 2019
Total assets:
DDS	$27,767	$23,115
Synodex	457	675
Agility	29,030	25,707
Total Consolidated	$57,254	$49,497

	December 31, 2020	December 31, 2019
Goodwill:
Agility	$2,150	$2,108
Total	$2,150	$2,108

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets as of December 31, 2020 and 2019 by geographic region were comprised of (in thousands):

	2020	2019
United States	$4,045	$4,521

Foreign countries:
Canada	9,044	8,708
United Kingdom	1,759	1,907
Philippines	4,545	5,135
India	930	508
Sri Lanka	319	678
Israel	1	19
Germany	-	1
Total foreign	16,598	16,956
Totals	$20,643	$21,477

One client in the DDS segment generated approximately 14% and 16% of the Company’s total revenues in the fiscal years ended December 31, 2020 and 2019, respectively. Another client in the DDS segment generated 10% of the Company’s total revenues for the fiscal year ended December 31, 2019. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2020 and 2019, revenues from non-US clients accounted for 54% and 55%, respectively, of the Company's revenues.

Revenues for each of the two years in the period ended December 31, 2020 and 2019 by geographic region (determined based upon client’s domicile), were as follows (in thousands):

	2020	2019
United States	$26,764	$25,015
United Kingdom	11,184	9,577
The Netherlands	6,695	6,982
Canada	5,791	6,192
Others - principally Europe	7,806	8,092
Totals	$58,240	$55,858

As of December 31, 2020, approximately 55% of the Company's accounts receivable was due from foreign (principally European) clients and 36% of accounts receivable was due from three clients. As of December 31, 2019, approximately 60% of the Company's accounts receivable was due from foreign (principally European) clients and 44% of accounts receivable was due from three clients. No other client accounted for 10% or more of the accounts receivable as of December 31, 2020.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income (Loss) per Share

	For the Years Ended December 31,
	2020	2019
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$617	$(2,142)

Weighted average common shares outstanding	24,607	25,774
Dilutive effect of outstanding options	966	-
Adjusted for dilutive computation	25,573	25,774

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

Options to purchase 1.6 million shares of common stock for the year ended December 31, 2020, were outstanding but not included in the computation of diluted income (loss) per share because the exercise price of the options were greater than the average market price of the common shares and therefore have not been considered as potential equity shares. Options to purchase 6.8 million shares of common stock for the year ended December 31, 2019 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

14.	Derivatives

The Company conducts a large portion of its operations in international markets which subject it to foreign currency fluctuations.  The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

In addition, although most of the Company’s revenue is denominated in U.S. dollars, a significant portion of total revenues is denominated in Canadian dollars, Pound Sterling and Euros.

The Company was previously following hedge accounting guidelines and formally documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. However, commencing November 2020, the Company discontinued this practice. The Company does not hold or issue derivatives for trading purposes.  All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives was $6.9 million and $4.3 million as of December 31, 2020 and 2019, respectively.

INNODATA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

		Fair Value
	Balance Sheet Location	2020	2019
Derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$48	$33

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Net loss recognized in OCI(1)	$(106)	$46
Net loss reclassified from accumulated OCI into income(2)	$(73)	$13
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")

(2)Effective portion classified within direct operating costs

(3)There were no ineffective portions for the period presented.

Exhibit Index

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation dated April 27, 1993	December 31, 2003 Filed as Exhibit 3.1(a) to our Form 10-K for the year ended

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated February 28, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc. dated June 5, 2012	Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Filed as Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.1	Specimen of Common Stock certificate	Filed as Exhibit 4.1 to Form 10-Q dated August 7, 2015

4.2	Form of Rights Agreement, as of February 1, 2019 between Innodata Inc. and American Stock Transfer and Trust Co., as Rights Agent	Filed as Exhibit 4.1 to Form 8-K dated February 4, 2019

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.3 to Form 10-K for the year ended December 31, 2019

10.1	Form of Indemnification Agreement between us and our Directors and one of our Officers	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.2	Employment Agreement dated as of January 1, 2007 with Ashok Mishra*	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.3	Employment Agreement dated as of March 25, 2009 with Jack S. Abuhoff*	Filed as Exhibit 10.1 to Form 8-K dated March 25, 2009

10.4	Amendment to Employment Agreement with Jack S. Abuhoff dated as of July 11, 2011*	Filed as Exhibit 10.1 to Form 8-K dated July 12, 2011

10.5	Form of Director Stock Option Grant Letter dated March 8, 2013*	Filed as Exhibit 10.42 to Form 10-K dated March 15, 2013

10.6	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.43 to Form 10-K dated March 15, 2013

10.7	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff*	Filed as Exhibit 10.44 to Form 10-K dated March 15, 2013

10.8	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors*	Filed as Exhibit 10.53 to Form 10-K dated March 14, 2016

10.9	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.53 to Form 10-K dated March 14, 2016

10.10	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Filed as Annex B to Definitive Proxy dated April 18, 2016

10.11	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Directors*	Filed as Exhibit 10.56 to Form 10-K dated March 15, 2017

10.12	Form of Stock Option Grant Letter For December 31, 2016 Grant, for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.57 to Form 10-K dated March 15, 2017

10.13	Amendment Number 1 dated August 24, 2018 to Agreement dated January 1, 2007 between the Company and Mr. Mishra*	Filed as Exhibit 10.1 to Form 8-K dated August 28, 2018

10.14	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Directors*	Filed as Exhibit 10.59 to Form 10-K dated March 26, 2019

10.15	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Messrs. Abuhoff and Mishra*	Filed as Exhibit 10.60 to Form 10-K dated March 26, 2019

10.16	Offer of Employment effective April 17, 2019 between the Company and Mr. O’ Connor*	Filed as Exhibit 10.1 to Form 8-K dated April 18, 2019

10.17	Offer of Employment, effective October 2, 2020, between Innodata Inc. and Mr. Mark Spelker*	Filed as Exhibit 10.1 to Form 8-K dated October 8, 2020

10.18	Separation Agreement and General Release dated October 2, 2020 between Innodata Inc. and Robert O’Connor*	Filed as Exhibit 10.2 to Form 8-K dated October 8, 2020

16.1	Letter from CohnReznick LLP to Innodata Inc. Dated August 24., 2020	Filed as Exhibit 16.1 Form 8-K dated August 25, 2020

21	Significant subsidiaries of the registrant	Filed herewith

23.1	Consent of BDO India LLP	Filed herewith

23.2	Consent of CohnReznick LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

* Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.