Form 10-Q
period 2021-03-31
INNODATA INC
filed 2021-05-06
CIK 903651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 4, 2021 was 26,316,813.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,296	$17,573
Accounts receivable, net of allowance for doubtful accounts of $680 and $670, respectively	9,969	10,048
Prepaid expenses and other current assets	3,987	4,240
Total current assets	31,252	31,861
Property and equipment, net	7,291	7,227
Right-of-use-asset, net	6,377	6,610
Other assets	2,507	2,563
Deferred income taxes, net	2,270	2,187
Intangibles, net	4,437	4,656
Goodwill	2,157	2,150
Total assets	$56,291	$57,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,287	$1,435
Accrued expenses and other	4,130	3,490
Accrued salaries, wages and related benefits	4,919	5,719
Income and other taxes	4,237	5,000
Long-term obligations - current portion	2,134	1,712
Operating lease liability - current portion	1,017	990
Total current liabilities	17,724	18,346
Deferred income taxes	68	44
Long-term obligations, net of current portion	5,660	6,282
Operating lease liability, net of current portion	6,066	6,332

Total liabilities	29,518	31,004

Commitments and contingencies
Non-controlling interests	(3,379)	(3,390)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 29,481,000 shares issued and 26,297,000 outstanding at March 31, 2021 and 28,984,000 shares issued and 25,800,000 outstanding at December 31, 2020;	294	289
Additional paid-in capital	32,040	31,921
Retained earnings	5,231	4,833
Accumulated other comprehensive loss	(948)	(938)
	36,617	36,105
Less: treasury stock, 3,184,000 shares at March 31, 2021 and December 31, 2020 at cost	(6,465)	(6,465)
Total stockholders’ equity	30,152	29,640
Total liabilities and stockholders’ equity	$56,291	$57,254

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$15,967	$14,530
Operating costs and expenses:
Direct operating costs	10,096	9,743
Selling and administrative expenses	5,525	4,620
Interest expense, net	10	42
	15,631	14,405
Income before provision for income taxes	336	125

Provision for income taxes	(73)	405

Consolidated net income (loss)	409	(280)

Income attributable to non-controlling interests	11	11

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$398	$(291)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	25,873	24,401
Diluted	29,452	24,401

Comprehensive income (loss):
Consolidated net income (loss)	$409	$(280)
Pension liability adjustment, net of taxes	11	14
Change in fair value of derivatives, net of taxes	-	(171)
Foreign currency translation adjustment, net of taxes	(21)	(718)
Other comprehensive loss	(10)	(875)
Total comprehensive income (loss)	399	(1,155)
Less: Comprehensive income attributable to non-controlling interest	11	11
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$388	$(1,166)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$409	$(280)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	697	630
Stock-based compensation	278	170
Deferred income taxes	(45)	(71)
Pension cost	142	200
Changes in operating assets and liabilities:
Accounts receivable	(448)	(92)
Prepaid expenses and other current assets	223	(449)
Other assets	52	(336)
Accounts payable and accrued expenses	956	662
Accrued salaries, wages and related benefits	(789)	(53)
Income and other taxes	(718)	369
Net cash provided by operating activities	757	750

Cash flows from investing activities:
Capital expenditures	(503)	(578)
Net cash used in investing activities	(503)	(578)

Cash flows from financing activities:
Proceeds from stock option exercises	609	-
Withholding taxes on stock-based compensation	(764)	-
Payment of long-term obligations	(268)	(104)
Net cash used in financing activities	(423)	(104)

Effect of exchange rate changes on cash and cash equivalents	(108)	(197)

Net decrease in cash and cash equivalents	(277)	(129)

Cash and cash equivalents, beginning of period	17,573	10,874

Cash and cash equivalents, end of period	$17,296	$10,745

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for stock-based compensation	$763	$-
Cash paid for income taxes	$571	$-
Cash paid for operating leases	$437	$615
Cash paid for interest	$11	$44

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2020	27,643	$275	$28,426	$4,993	$(920)	3,184	$(6,465)	$26,309
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(291)	-	-	-	(291)
Stock-based compensation	-	-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment, net of taxes	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31, 2020	27,643	$275	$28,596	$4,702	$(1,795)	3,184	$(6,465)	$25,313

January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Exercise of stock options	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	(21)	-	-	(21)
Change in fair value of derivatives, net of taxes	-	-	-	-	-	-	-	-
March 31, 2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”, “we”, “our” and “us”) as of March 31, 2021, the results of its operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, cash flows for the three months ended March 31, 2021 and 2020, and stockholders’ equity for the three months ended March 31, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the consolidated financial statements for the year ended December 31, 2020.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates and changes in those estimates are recorded when known. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

Capitalized Software Development Costs - the Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, which ranges between three and ten years. All other research and maintenance costs are expensed as incurred. Capitalized software development costs-in progress as of March 31, 2021 and December 31, 2020 were $0.3 million and $1.4 million, respectively. Completed capitalized software and development cost as of March 31, 2021 and December 31, 2020 were $7.1 million and $5.5 million, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $2.0 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively.

Revenue Recognition - The Company’s revenue is recognized when services are rendered or goods are delivered to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods as per the agreement with the customer. In cases where there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. For agreements with distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are performed for the customer to determine the timing of revenue recognition.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early-terminated contracts.

Foreign Currency - The functional currency of our locations in the Philippines, India, Sri Lanka, Israel and Hong Kong is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies at March 31, 2021 and December 31, 2020 are translated at the exchange rate in effect as of those dates. Nonmonetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange gains (losses) resulting from such transactions of approximately $140,000 and $(77,000) for the three months ended March 31, 2021 and 2020, respectively.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Revenues, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal periods, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The amount of foreign currency translation adjustment was $21,000 and $718,000 for the three months ended March 31, 2021 and 2020, respectively.

Derivative Instruments - The Company accounts for derivative transactions in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” with the corresponding unrealized gain or loss recognized as part of direct operating costs.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the U.S. and Canadian entities cannot be predicted with certainty, the Company maintains a valuation allowance against all the U.S. and Canadian net deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements – In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard on January 1, 2021 and it had no material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies ASC 326, “Financial Instruments – Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a smaller reporting company, with early adoption permitted. We do not expect that the adoption of the new guidance will have a material impact on our condensed consolidated financial statements.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842, both relating to lease accounting. The lease obligations under certain leases were not recorded at their present values at the inception of the leases, resulting in an overstatement of expenses for the three months ended March 31, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020, would have been material to such period. Accordingly, the March 31, 2020 financial statements included in this Form 10-Q are being corrected by revising such financial statements, as follows:

•	A decrease in expenses of $74,000 for the three months ended March 31, 2020. There was no impact on the loss per share for the three-month period ended March 31, 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

•	A decrease in liabilities of $51,000 as of March 31, 2020.

•	An increase in total assets of $23,000 as of March 31, 2020.

•	The impact on cash flows for the three months ended March 31, 2020 was:

•	An increase in cash flows provided by operating activities of $47,000.

•	An increase in cash flows used in financing activities of $47,000.

The Company evaluated the errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of the March 31, 2020 condensed consolidated financial statements is not required.

2.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$2,150
Foreign currency translation adjustment	7
Balance as of March 31, 2021	$2,157

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

	Developed technology	Customer relationships	Trademarks and tradenames	Patents	Media Contact Database	Total
Gross carrying amounts:
Balance as of January 1, 2021	$3,175	$2,228	$882	$45	$3,670	$10,000
Foreign currency translation	18	18	2	1	(1)	38
Balance as of March 31, 2021	$3,193	$2,246	$884	$46	$3,669	$10,038

Accumulated amortization:
Balance as of January 1, 2021	$1,844	$1,192	$629	$29	$1,650	$5,344
Amortization expense	79	46	14	1	91	231
Foreign currency translation	12	10	1	1	2	26
Balance as of March 31, 2021	$1,935	$1,248	$644	$31	$1,743	$5,601

Net carrying values - March 31, 2021	$1,258	$998	$240	$15	$1,926	$4,437

Amortization expense relating to acquisition-related intangible assets was $0.2 million for the three months ended March 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

As of March 31, 2021, estimated future amortization expense for intangible assets is as follows (in thousands):

Year	Amortization
2021	$701
2022	935
2023	935
2024	831
2025	685
Thereafter	350
$4,437

3.	Income Taxes

Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s Canadian subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the three-month periods ended March 31, 2021 and 2020 are summarized in the table below:

	For the Three Months Ended March 31,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Tax effects of foreign operations	85.2	242.7
Change in valuation allowance	26.7	(78.5)
Foreign operations permanent difference - foreign exchange gains and losses	15.4	144.3
State income tax net of federal benefit	2.4	16.2
Return to provision true up	0.4	(50.6)
Withholding tax	0.3	9.3
Foreign rate differential	(5.8)	(34.7)
Effect of stock based compensation	(61.3)	-
Increase (decrease) in unrecognized tax benefits (ASC 740)	(114.9)	67.1
Other	8.9	(12.8)
Effective tax rate	(21.7)%	324.0%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2021 (in thousands):

Unrecognized tax benefits
Balance - January 1, 2021	$3,231
Increase for current period tax positions	61
Decrease for prior period tax positions	(1,476)
Interest accrual	30
Foreign currency remeasurement	(4)
Balance - March 31, 2021	$1,842

The Company expects that unrecognized tax benefits as of March 31, 2021 if recognized, would have a material impact on the Company’s effective tax rate.

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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results in the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

5.	Stock Options and Restricted Shares

A summary of stock option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the Plan), as of March 31, 2021, and changes during the three months then ended, are presented below:

	Number of Options	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	360,000	6.40
Exercised	(689,616)	2.17
Forfeited/Expired	(13,333)	1.38
Outstanding at March 31, 2021	5,563,935	$1.86	7.69	$24,770,815

Exercisable at March 31, 2021	3,594,434	$1.68	7.10	$16,621,389

Vested and Expected to Vest at March 31, 2021	5,563,935	$1.86	7.69	$24,770,815

During the three months ended March 31, 2021, a total of 689,616 options were exercised at an average price of $2.17 for an aggregate value of $1,497,382. 186,816 of the exercised stock options were surrendered to the Company as payment of the exercise price and minimum tax withholdings resulting from the stock options exercised.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

For the Three Months Ended March 31, 2021
Weighted average fair value of options granted	$3.33

Risk-free interest rate	0.22%-0.82%
Expected term (years)	2.96-6.0
Expected volatility factor	59.62%
Expected dividends	-

A summary of restricted shares under the Plan as of March 31, 2021 are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	50,000
Granted	-
Vested	(25,000)
Forfeited/Expired	-
Unvested at March 31, 2021	25,000	$1.38

During the three months ended March 31, 2021, 25,000 restricted shares vested and 6,597 of the vested shares were surrendered to the Company as payment of minimum tax withholdings resulting from the vesting of the shares.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of March 31, 2021 totaled approximately $2.0 million. The weighted-average period over which these costs will be recognized is twenty-six months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Direct operating costs	$38	$40
Selling and administrative expenses	240	130
Total stock-based compensation	$278	$170

6.	Operating Leases

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Rent expense for long-term operating leases	$388	$443
Rent expense for short-term leases	49	172
Total rent expense	$437	$615

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Year	Amount
2021	$1,568
2022	1,476
2023	1,172
2024	1,033
2025	1,049
2026 and thereafter	3,228
Total lease payments	9,526
Less: Interest	(2,443)
Net present value of lease liabilities	$7,083

Current portion	$1,017
Long-term portion	6,066
Total	$7,083

The weighted average remaining lease terms and discount rates for all of our operating leases as of March 31, 2021 were as follows:

Weighted-average lease term remaining	63 months
Weighted-average discount rate	8.68%

7.            Long-term obligations

Total long-term obligations as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Pension obligations - accrued pension liability	$6,015	$5,940
Settlement agreement (1)	456	518
Capital lease obligations	-	209
Microsoft licenses (2)	743	747
Bank loans payable (3)	580	580
	7,794	7,994
Less: Current portion of long-term obligations	2,134	1,712
Totals	$5,660	$6,282

(1)  Represents payment to be made pursuant to a settlement agreement entered into in December 2018 between a subsidiary of the Company and 19 former employees of such subsidiary. The balance is payable in monthly installments through March 2023.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

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

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2021 and 2020, and reclassifications out of accumulated other comprehensive loss for the three months then ended, are presented below (in thousands):

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive loss before reclassifications, net of taxes	-	-	(21)	(21)
Total other comprehensive loss before reclassifications, net of taxes	(444)	-	(515)	(959)
Net amount reclassified to earnings	11	-	-	11
Balance at March 31, 2021	$(433)	$-	$(515)	$(948)

	Pension Liability Adjustment	Fair Value of Derivatives	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(166)	(718)	(884)
Total other comprehensive loss before reclassifications, net of taxes	(53)	(133)#	(1,618)	(1,804)
Net amount reclassified to earnings	14	(5)	-	9
Balance at March 31, 2020	$(39)	$(138)	$(1,618)	$(1,795)

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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

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

Revenues from external clients and segment operating profit (loss), and other reportable segment information for the periods presented were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenues:
DDS	$11,764	$10,409
Synodex	1,018	1,282
Agility	3,185	2,839
Total Consolidated	$15,967	$14,530

Income (loss) before provision for income taxes(1):
DDS	$654	$203
Synodex	108	196
Agility	(426)	(274)
Total Consolidated	$336	$125

Income (loss) before provision for income taxes(2):
DDS	$584	$133
Synodex	152	241
Agility	(400)	(249)
Total Consolidated	$336	$125

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	March 31, 2021	December 31, 2020
Total assets:
DDS	$26,948	$27,767
Synodex	129	457
Agility	29,214	29,030
Total Consolidated	$56,291	$57,254

	March 31, 2021	December 31, 2020
Goodwill:
Agility	$2,157	$2,150
Total	$2,157	$2,150

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
United States	$8,220	$6,694
United Kingdom	2,802	2,771
The Netherlands	1,654	1,640
Canada	1,595	1,545
Others - principally Europe	1,696	1,880
Totals	$15,967	$14,530

Long-lived assets as of March 31, 2021 and 2020 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2021	2020
United States	$3,901	$4,045

Foreign countries:
Canada	9,160	9,044
United Kingdom	1,703	1,759
Philippines	4,386	4,545
India	833	930
Sri Lanka	279	319
Israel	-	1
Total foreign	16,361	16,598
Totals	$20,262	$20,643

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Long-lived assets include the unamortized balance of right-of-use assets amounting to $6.4 million and $6.6 million as of March 31, 2021 and December 31, 2020, respectively.

One client in the DDS segment generated approximately 12% and 14% of the Company’s total revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 49% and 54% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, approximately 48% of the Company’s accounts receivable was from foreign (principally European) clients and 45% of the Company’s accounts receivable was due from four clients.  As of December 31, 2020, approximately 55% of the Company’s accounts receivable was from foreign (principally European) clients and 36% of the Company’s accounts receivable was due from three clients.

10.	Income (Loss) Per Share

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$398	$(291)

Weighted average common shares outstanding	25,873	24,401
Dilutive effect of outstanding options	3,579	-
Adjusted for dilutive computation	29,452	24,401

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

Options to purchase 0.3 million shares of common stock for the three months ended March 31, 2021, were outstanding but not included in the computation of diluted income (loss) per share because the exercise price of the options were greater than the average market price of the common shares and therefore the effect would have been anti-dilutive. Options to purchase 6.3 million shares of common stock for the three months ended March 31, 2020 were outstanding but not included in the computation of diluted loss per share because the exercise price of the options was greater than the average market price of the common shares and therefore the effect would have been anti-dilutive.

11.	Derivatives

The Company conducts a large portion of its operations in international markets, which subject it to foreign currency fluctuations.  The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

In addition, although most of the Company’s revenue is denominated in U.S. dollars, a significant portion of total revenues is denominated in Canadian dollars, Pound Sterling and Euros.

The Company was previously following hedge accounting guidelines and formally documented all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. However, commencing November 2020, the Company discontinued this practice. The Company does not hold or issue derivatives for trading purposes.  All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives was $5.8 million and $6.9 million as of March 31, 2021 and December 31, 2020, respectively.

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the years ended March 31, 2021 and 2020 were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net gain (loss) recognized in OCI(1)	$-	$(166)
Net (gain) loss reclassified from accumulated OCI into income(2)	$-	$(5)
Net gain recognized in income(3)	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income ("OCI")
(2)Effective portion classified within direct operating costs
(3)There were no ineffective portions for the period presented.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Quarterly Report on Form 10-Q (this Report) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; the outcome of our application for loan forgiveness for proceeds received under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the Digital Data Solutions (DDS) segment and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy, such as our re-design of our solutions and product portfolio in 2019; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty around the COVID-19 pandemic and the effects of the global response thereto and the risks discussed in Part I, Item 1A. “Risk Factors,” in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2021, and in other filings that we may make with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the federal securities laws.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Innodata Inc. and its subsidiaries and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements contained in Part I, Item 1 of this Report.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842, both relating to lease accounting. The lease obligations under certain leases were not recorded at their present values at the inception of the leases, resulting in an overstatement of expenses for the three months ended March 31, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three-month period ended September 30, 2020, would have been material to such period. Accordingly, the March 31, 2020 financial statements included in this Form 10-Q are being corrected by revising such financial statements, as follows:

•	A decrease in expenses of $74,000 for the three months ended March 31, 2020. There was no impact on the loss per share for the three-month period ended March 31, 2020.

•	A decrease in liabilities of $51,000 as of March 31, 2020.

•	An increase in total assets of $23,000 as of March 31, 2020.

•	The impact on cash flows for the three months ended March 31, 2020 was:

•	An increase in cash flows provided by operating activities of $47,000.

•	An increase in cash flows used in financing activities of $47,000.

The Company evaluated the errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of the March 31, 2020 condensed consolidated financial statements is not required.

Business Overview

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

Our platforms and services are powered by Goldengate, our proprietary AI/ML platform, as well as other technologies we have developed. In addition, we bring to bear 3,500+ employees spanning nine countries with expertise in data pertaining to many professional fields. Our hybrid approach of using AI/ML in conjunction with human experts enables us to deliver superior data quality with even the most complex and sensitive data.

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

Data Annotation

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

Our operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

Inflation, Seasonality and Prevailing Economic Conditions

Prevailing Economic Conditions

The novel coronavirus disease 2019, which the World Health Organization declared as a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, caused federal and regional governments to impose substantial restrictions on the operations of non-essential businesses and contributed to significant declines and volatility in financial markets. The rapid developments and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19 on our performance and financial results.

Prior to the pandemic being declared, we prepared a Business Continuity Plan (BCP) for our 12 global delivery centers and offices. When COVID-19 was declared to be a pandemic, we triggered our BCP, enabling us to continue operations while safeguarding the health and welfare of our employees.

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three months ended March 31, 2021.

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

Inflation

Our most significant costs are the salaries and related benefits of our employees in Asia. We are exposed to potential high inflation in wage rates in the countries in which we operate. We generally perform work for our clients under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our clients.

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

For further information refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2021 and 2020

Revenues

Total revenues were $16.0 million for the three months ended March 31, 2021, compared to $14.5 million for the three months ended March 31, 2020, an increase of approximately $1.5 million or 10%. The increase was attributable to increased revenues from the DDS and Agility segments, partially offset by decreases in the Synodex segment.

Revenues from the DDS segment were $11.8 million and $10.4 million for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately $1.4 million or 13%. The increase was primarily attributable to revenue from a new customer.

Revenues from the Synodex segment were $1.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately $0.3 million or 23%. The decrease was primarily attributed to lower volume from two existing clients.

Revenues from the Agility segment were $3.2 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.4 million or approximately 14%. The increase was primarily attributable to higher revenues from subscriptions to our Agility intelligent data platform and newswire products.

One client in the DDS segment generated approximately 12% and 14% of the Company’s total revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 49% and 54% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

Direct Operating Costs

Direct operating costs consist of direct payroll, occupancy costs, data center hosting fees, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services, and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our clients.

Direct operating costs were $10.1 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.4 million. The increase was primarily due to higher labor related costs of $0.8 million, offset in part by $0.2 million of foreign exchange gain, $0.1 million decrease in occupancy and related costs and $0.1 million decrease in other direct operating expenses. Direct operating costs as a percentage of total revenues were 63% and 67% for the three months ended March 31, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of revenues was attributable to higher revenues, partially offset by an increase in direct operating costs.

Direct operating costs for the DDS segment were approximately $7.6 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.5 million. The increase was primarily due to higher labor related costs of $0.9 million, offset in part by a $0.2 million lower occupancy and related costs and a $0.2 million foreign exchange gain. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 64% and 68% for the three months ended March 31, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of revenues was attributable to higher revenues, partially offset by an increase in direct operating costs.

Direct operating costs for the Synodex segment were $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $0.2 million. The decrease was primarily due to lower labor related costs and software maintenance costs of $0.1 million each. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 70% and 69% for the three months ended March 31, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of revenues was primarily due to lower revenue from two existing clients.

Direct operating costs for the Agility segment were $1.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.1 million was primarily due to higher software amortization costs during the quarter. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 56% and 61% for the three months ended March 31, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of revenues was attributable to higher revenues, partially offset by an increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $5.5 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020, an increase of $0.9 million. The increase was primarily due to new hires, labor related incentives, recruitment, and other professional fees to support revenue growth plan across all business segments. Selling and administrative expenses as a percentage of total revenues were 34% and 32% for the three months ended March 31, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was attributable to higher selling and administrative expenses offset by increased revenues.

Selling and administrative expenses for the DDS segment were $3.5 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.5 million. The increase in selling and administrative expenses for the DDS segment was primarily due to new hires, labor related incentives, recruitment, and other professional fees. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues were 30% and 29% for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was attributable to higher selling and administrative expenses offset by increased revenues.

Selling and administrative expenses for the Synodex segment were $0.2 million for each of the three months ended March 31, 2021 and 2020. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 20% and 15% for the three months ended March 31, 2020 and March 31, 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was attributable to lower revenues.

Selling and administrative expenses for the Agility segment were $1.8 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.4 million was primarily due to new hires and recruitment fees. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 56% and 50% for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was primarily due to higher selling and administrative expenses offset by increased revenues.

Income Taxes

We recorded a tax benefit of $0.1 million compared to a provision of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax provision of $0.5 million was primarily due to the partial reversal of an accrual for an uncertain tax position due to the settlement of an income tax matter in one of our foreign subsidiaries and foreign exchange gains in the three months ended March 31, 2020.

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by the Company’s Canadian subsidiaries and a valuation allowance recorded on deferred taxes on the U.S. and Canadian entities and tax effects of foreign operations, including foreign exchange gains and losses.

Net Income (Loss)

Net income was $0.4 million during the three months ended March 31, 2021, compared to a net loss of $0.3 million during the three months ended March 31, 2020. The improvement was primarily attributable to the DDS segment.

Net income for the DDS segment was $0.7 million for the three months ended March 31, 2021, compared a net loss of $0.2 million for the three months ended March 31, 2020. The improvement in net income of $0.9 million is attributable to a lower tax provision of $0.5 million in the period and a $0.4 million net increase attributable to higher revenues partially offset by higher operating costs.

Net income for Synodex segment was $0.1 million and $0.2 million for the three months ended March 31, 2021 and March 31,2020, respectively. The decrease was due to lower revenues partially offset by lower operating costs.

Net loss for the Agility segment was $0.4 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The increase in net loss is due to higher operating costs offset by increased revenues.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$17,296	$17,573
Working capital	13,528	13,515

At March 31, 2021, we had cash and cash equivalents of $17.3 million, of which $10.2 million was held by our foreign subsidiaries, and $7.1 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of March 31, 2021, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) hiring of sales personnel; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. We had working capital of approximately $13.5 million as of March 31, 2021 and December 31, 2020.

Our days’ sales outstanding (DSO) were 56 days as of March 31, 2021 and 62 days as of December 31, 2020. We calculate DSO for a reported period by first dividing the total revenues for the period by the average net accounts receivable for the period (which is the sum of the net accounts receivable at the beginning of the period and the net accounts receivable at the end of the period, divided by two), to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the reported period by the accounts receivable turnover to yield DSO expressed in number of days.

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The unforgiven portion of the loan is payable over two years at an interest rate of 1% per year, with a deferral of payments for the first six months. On January 29, 2021, we applied for loan forgiveness for 100% of the approved loan under the PPP.

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

Cash Flows

Net Cash Provided by Operating activities

Cash provided by our operating activities for the three months ended March 31, 2021 was $0.8 million primarily on account of the following factors: our net income for the period of $0.4 million; a source of $1.1 million from non-cash expenses consisting of depreciation and amortization of $0.7 million, stock-based compensation of $0.3 million and pension cost of $0.1 million, offset by net changes from working capital accounts for a use of $0.7 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the three months ended March 31, 2020 was $0.8 million primarily on account of the following factors: our net loss for the period of $0.3 million; a source of $1.0 million from non-cash expenses consisting of depreciation and amortization of $0.6 million, pension cost of $0.2 million and stock-based compensation of $0.2 million; and net changes from working capital accounts which contributed an additional source of $0.1 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021 and 2020, cash used in our investing activities was $0.5 million and $0.6 million, respectively. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $2.0 million to $2.5 million.

The source of funds for the anticipated capital expenditures will be cash generated from our operations.

Net Cash Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was from proceeds from stock option exercises of $0.6 million. Cash paid for withholding taxes on net settlement exercises for the three months ended March 31, 2021 were $0.8 million. Payments of long-term obligations were $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, purchase price allocation of Agility, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our condensed consolidated results of operations and financial position. We believe the following critical accounting policies affect our more significant estimates and judgments in the preparation of our condensed consolidated financial statements.

The significant accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company’s Annual Report on Form 10-K, unless otherwise noted.

Recent Accounting Pronouncements – In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard on January 1, 2021 and it had no material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies ASC 326, “Financial Instruments – Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a smaller reporting company, with early adoption permitted. We do not expect that the adoption of the new guidance will have a material impact on our condensed consolidated financial statements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 4. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Innodata Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021(unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	May 6, 2021	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 6, 2021	/s/ Mark A. Spelker
Mark A. Spelker
Chief Financial Officer and Principal Accounting Officer