Form 10-Q
period 2021-06-30
INNODATA INC
filed 2021-08-05
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 1, 2021 was 26,852,379.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,059	$17,573
Accounts receivable, net of allowance for doubtful accounts of $780 and $670, respectively	9,686	10,048
Prepaid expenses and other current assets	3,971	4,240
Total current assets	35,716	31,861
Property and equipment, net	7,892	7,227
Right-of-use-asset, net	6,146	6,610
Other assets	2,391	2,563
Deferred income taxes, net	2,358	2,187
Intangibles, net	4,247	4,656
Goodwill	2,179	2,150
Total assets	$60,929	$57,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,269	$1,435
Accrued expenses and other	7,273	3,490
Accrued salaries, wages and related benefits	5,719	5,719
Income and other taxes	3,678	5,000
Long-term obligations - current portion	1,245	1,712
Operating lease liability - current portion	1,048	990
Total current liabilities	21,232	18,346

Deferred income taxes	129	44
Long-term obligations, net of current portion	5,773	6,282
Operating lease liability, net of current portion	5,796	6,332
Total liabilities	32,930	31,004

Commitments and contingencies
Non-controlling interests	(3,406)	(3,390)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,037,000 shares issued and 26,853,000 outstanding at June 30, 2021 and 28,984,000 shares issued and 25,800,000 outstanding at December 31, 2020;	299	289
Additional paid-in capital	33,512	31,921
Retained earnings	5,128	4,833
Accumulated other comprehensive loss	(1,069)	(938)
	37,870	36,105
Less: treasury stock, 3,184,000 shares at cost	(6,465)	(6,465)
Total stockholders’ equity	31,405	29,640
Total liabilities and stockholders’ equity	$60,929	$57,254

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2021	2020
Revenues	$17,049	$13,863
Operating costs and expenses:
Direct operating costs	10,409	9,682
Selling and administrative expenses	6,980	4,461
Interest expense, net	4	28
	17,393	14,171
Loss from operations	(344)	(308)
Gain from loan forgiveness	580	-
Income (loss) before provision for income taxes	236	(308)
Provision for income taxes	366	169
Consolidated net loss	(130)	(477)
Income (loss) attributable to non-controlling interests	(27)	7
Loss attributable to Innodata Inc. and Subsidiaries	$(103)	$(484)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and diluted	$0.00	$(0.02)
Weighted average shares outstanding:
Basic and diluted	26,522	24,409
Comprehensive loss:
Consolidated net loss	$(130)	$(477)
Pension liability adjustment, net of taxes	11	11
Foreign currency translation adjustment, net of taxes	135	221
Change in fair value of derivatives, net of taxes	(267)	87
Other comprehensive income (loss)	(121)	319
Total comprehensive loss	(251)	(158)
Less: Comprehensive income (loss) attributable to non-controlling interests	(27)	7
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(224)	$(165)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2021	2020
Revenues	$33,016	$28,393
Operating costs and expenses:
Direct operating costs	20,505	19,425
Selling and administrative expenses	12,505	9,081
Interest expense, net	14	70
	33,024	28,576
Loss from operations	(8)	(183)
Gain from loan forgiveness	580	-
Income (loss) before provision for income taxes	572	(183)

Provision for income taxes	293	574

Consolidated net income (loss)	279	(757)

Income (loss) attributable to non-controlling interests	(16)	18

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$295	$(775)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	26,199	24,405
Diluted	29,194	24,405

Comprehensive income (loss):
Consolidated net income (loss)	$279	$(757)
Pension liability adjustment, net of taxes	22	25
Foreign currency translation adjustment, net of taxes	114	(497)
Change in fair value of derivatives, net of taxes	(267)	(84)
Other comprehensive loss	(131)	(556)
Total comprehensive income (loss)	148	(1,313)
Less: Comprehensive income (loss) attributable to non-controlling interests	(16)	18
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$164	$(1,331)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$279	$(757)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,370	1,241
Gain on loan forgiveness	(580)	-
Stock-based compensation	614	468
Deferred income taxes	(61)	(237)
Pension cost	322	396
Changes in operating assets and liabilities:
Accounts receivable	(140)	1,003
Prepaid expenses and other current assets	239	(210)
Other assets	168	(217)
Accounts payable and accrued expenses	4,658	373
Accrued salaries, wages and related benefits	-	630
Income and other taxes	(1,283)	588
Net cash provided by operating activities	5,586	3,278
Cash flows from investing activities:
Capital expenditures	(1,473)	(970)
Net cash used in investing activities	(1,473)	(970)
Cash flows from financing activities:
Proceeds from stock option exercises	1,750	-
Withholding taxes on net settlement of stock-based compensation	(763)	-
Payment of long-term obligations	(574)	(227)
Proceeds from bank loan	-	580
Net cash provided by financing activities	413	353
Effect of exchange rate changes on cash and cash equivalents	(40)	(50)
Net increase in cash and cash equivalents	4,486	2,611
Cash and cash equivalents, beginning of period	17,573	10,874
Cash and cash equivalents, end of period	$22,059	$13,485
Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for stock-based compensation	$763	$-
Cash paid for income taxes	$724	$94
Cash paid for operating leases	$860	$1,254
Cash paid for interest	$17	$15

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Exercise of stock options	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	(21)	-	-	(21)
March 31,2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(103)	-	-	-	(103)
Stock-based compensation	-	-	336	-	-	-	-	336
Exercise of stock options	556	5	1,136	-	-	-	-	1,141
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	135	-	-	135
Change in fair value of derivatives, net of taxes	-	-	-	-	(267)	-	-	(267)
June 30, 2021	30,037	$299	$33,512	$5,128	$(1,069)	3,184	$(6,465)	$31,405

January 1, 2020	27,643	$275	$28,426	$4,993	$(920)	3,184	$(6,465)	$26,309
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(291)	-	-	-	(291)
Stock-based compensation	-	-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment,net of taxes	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31,2020	27,643	$275	$28,596	$4,702	$(1,795)	3,184	$(6,465)	$25,313
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(484)	-	-	-	(484)
Stock-based compensation	-	-	298	-	-	-	-	298
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment, net of taxes	-	-	-	-	221	-	-	221
Change in fair value of derivatives, net of taxes	-	-	-	-	87	-	-	87
June 30, 2020	27,643	$275	$28,894	$4,218	$(1,476)	3,184	$(6,465)	$25,446

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of June 30, 2021 and December 31, 2020, the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the consolidated financial statements for the year ended December 31, 2020.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies are accounted for in accordance with the Financial Accounting Standards Board’s (the “FASB”) non-controlling interest guidance. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable, including assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates and changes in those estimates are recorded when known. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, litigation accruals and estimated accruals for various tax exposures.

Capitalized Software Development Costs - the Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and are amortized using the straight-line method over the estimated useful life of the software, which ranges between three and ten years. All other research and maintenance costs are expensed as incurred. Capitalized software development costs-in progress as of June 30, 2021 and December 31, 2020 were $0.5 million and $1.4 million, respectively. Completed capitalized software and development costs as of June 30, 2021 and December 31, 2020 were $7.4 million and $5.5 million, respectively.

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $4.7 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Revenue Recognition –  The Company’s revenue is recognized when services are rendered or goods are delivered to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods as per the agreement with the customer. In cases where there are agreements with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the agreement at the agreement’s inception. Performance obligations that are not distinct at agreement inception are combined. For agreements with distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation, if any, and then evaluates how the services are performed for the customer to determine the timing of revenue recognition.

For the Digital Data Solutions (“DDS”) segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenues for agreements billed on a time-and-materials basis are recognized as services are performed. Revenues under fixed-fee agreements, which are not significant to overall revenues, are recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

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

Foreign Currency - The functional currency of our locations in the Philippines, India, Sri Lanka, Israel and Hong Kong is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2021 and December 31, 2020 are translated at the exchange rate in effect as of those dates. Nonmonetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately ($16,000) and $157,000 for the three months ended June 30, 2021 and 2020, respectively and ($155,000) and $234,000 for the six months ended June 30, 2021 and 2020, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Revenues, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal periods, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs.

Income Taxes – Estimated deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the estimated deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company anticipates that it will be able to realize the estimated deferred tax assets in the future in excess of its net recorded amount, an adjustment to the provision for deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company anticipates that it will not be able to realize the estimated deferred tax assets in the future considering future taxable income, an adjustment to the provision for deferred tax assets would decrease income in the period such determination was made. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change. The Company indefinitely reinvests the foreign earnings in its foreign subsidiaries. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Recent Accounting Pronouncements - In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.The Company adopted the standard on January 1, 2021 and it had no material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies ASC 326, “Financial Instruments – Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a smaller reporting company, with early adoption permitted. The Company does not expect that the adoption of the new guidance will have a material impact on the Company’s condensed consolidated financial statements.

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842, both relating to lease accounting. The lease obligations under certain leases were not recorded at their present values at the inception of the leases, resulting in an overstatement of expenses for the three and six months ended June 30, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three month period ended September 30, 2020, would have been material to such period. Accordingly, the June 30, 2020 financial statements included in this Form 10-Q are being corrected by revising such financial statements, as follows:

●	A decrease in expenses of $74,000 and $147,000 for the three and six months ended June 30, 2020.
●	A decrease of $0.01 on the loss per share for the six months ended June 30, 2020.
●	A decrease in liabilities of $101,000 as of June 30, 2020.
●	An increase in total assets of $46,000 as of June 30, 2020.
●	The impact on cash flows for the six months ended June 30, 2020 was:
●	An increase in cash flows provided by operating activities of $94,000.
●	An increase in cash flows used in financing activities of $94,000.

The Company evaluated the errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of the June 30, 2020 condensed consolidated financial statements is not required.

2.           Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$2,150
Foreign currency translation adjustment	29
Balance as of June 30, 2021	$2,179

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company’s acquisition-related intangible assets was as follows (in thousands):

			Trademarks		Media
	Developed	Customer	and		Contact
	technology	relationships	tradenames	Patents	Database	Total
Gross carrying amounts:
Balance as of January 1, 2021	$3,175	$2,228	$882	$45	$3,670	$10,000
Foreign currency translation	59	54	8	1	22	144
Balance as of June 30, 2021	$3,234	$2,282	$890	$46	$3,692	$10,144

			Trademarks		Media
	Developed	Customer	and		Contact
	technology	relationships	tradenames	Patents	Database	Total
Accumulated amortization:
Balance as of January 1, 2021	$1,844	$1,192	$629	$29	$1,650	$5,344
Amortization expense	159	93	28	2	183	465
Foreign currency translation	39	30	5	1	13	88
Balance as of June 30, 2021	$2,042	$1,315	$662	$32	$1,846	$5,897

Net carrying values - June 30, 2021	$1,192	$967	$228	$14	$1,846	$4,247

Amortization expense relating to acquisition-related intangible assets was $0.2 million for the three months ended June 30, 2021 and $0.5 million for the six months ended June 30, 2021.

As of June 30, 2021, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2021	$472
2022	945
2023	945
2024	840
2025	691
Thereafter	354
$4,247

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the six-month periods ended June 30, 2021 and 2020 are summarized in the table below:

	For the Three Months Ended June 30,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	101.1	(78.5)
Tax effects of foreign operations	35.4	242.7
Change in tax rates	20.6	-
Foreign operations permanent difference - foreign exchange gains and losses	9.1	144.3
Return to provision true up	3.2	(50.6)
State income tax net of federal benefit	1.5	16.2
Withholding tax	-	9.3
Foreign rate differential	(19.6)	(34.7)
Effect of stock-based compensation	(62.1)	-
Increase (decrease) in unrecognized tax benefits (ASC 740)	(64.4)	67.1
Other	5.4	(23.1)
Effective tax rate	51.2%	313.7%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2021 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2021	$3,231
Tax settlement matters – prior periods	(1,476)
Change in tax position	(174)
Interest accrual	57
Foreign currency remeasurement	(27)
Balance - June 30, 2021	$1,611

The Company expects that unrecognized tax benefits as of June 30, 2021 if recognized, would have a material impact on the Company’s effective tax rate.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department's position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of the Company’s Indian subsidiary during this period was approximately $64.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability for this case.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to the Company’s Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Company disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the assessment of the Company’s counsel, the Company has not recorded any tax liability or allowance for this case.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

5.            Stock Options and Restricted Shares

A summary of stock option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the Plan), as of June 30, 2021, and changes during the six months then ended, are presented below:

		Weighted -	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Options	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	360,000	6.40
Exercised	(1,245,182)	2.12
Forfeited/Expired	(20,000)	1.38
Outstanding at June 30, 2021	5,001,702	$1.83	7.60	$25,837,675

Exercisable at June 30, 2021	3,425,983	$1.62	7.12	$18,426,406

Vested and Expected to Vest at June 30, 2021	5,001,702	$1.83	7.60	$25,837,675

During the six months ended June 30, 2021, a total of 1,245,182 options were exercised at an average price of $2.12 for net proceeds of $1.8 million.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Six Months Ended June 30,
	2021	2020
Weighted average fair value of options granted	$3.33	$0.61
Risk-free interest rate	0.22%-0.82%	0.47% - 0.56%
Expected term (years)	3-6	5-6
Expected volatility factor	59.62%	46.75% - 50.01%
Expected dividends	None	None

A summary of outstanding restricted shares issued under the Plan as of June 30, 2021 are presented below:

		Weighted-Average Grant
	Number of Shares	Date Fair Value
Unvested at December 31, 2020	50,000	-
Granted	-	-
Vested	(25,000)	-
Forfeited/Expired	-	-
Unvested at June 30, 2021	25,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of June 30, 2021 totaled approximately $1.7 million. The weighted-average period over which these costs will be recognized is 24 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Direct operating costs	$37	$39	$75	$79
Selling and administrative expenses	299	259	539	389
Total stock-based compensation	$336	$298	$614	$468

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Rent expense for long-term operating leases	$388	$421	$776	$865
Rent expense for short-term leases	34	218	84	389
Total rent expense	$422	$639	$860	$1,254

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Year	Amount
2021	$781
2022	1,523
2023	1,262
2024	1,033
2025	1,048
2026 and thereafter	3,495
Total lease payments	9,142
Less: Interest	2,298
Net present value of lease liabilities	$6,844

Current portion	$1,048
Long-term portion	5,796
Total	$6,844

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2021 were as follows:

Weighted-average lease term remaining	59 months
Weighted-average discount rate	8.68%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

7.            Long-term obligations

Total long-term obligations as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Pension obligations - accrued pension liability	$6,166	$5,940
Settlement agreement (1)	398	518
Capital lease obligations	-	209
Microsoft licenses (2)	454	747
Bank loans payable (3)	-	580
	7,018	7,994
Less: Current portion of long-term obligations	1,245	1,712
Totals	$5,773	$6,282
(1)	Represents payment to be made pursuant to a settlement agreement entered in December 2018 between a subsidiary of the Company and 19 former employees of such subsidiary. The balance is payable in monthly installments through March 2023.
(2)	In April 2020, the Company renewed a vendor agreement to acquire certain additional software licenses and to receive support and subsequent software upgrades on these and other currently owned software licenses through February 2023. Pursuant to this agreement, the Company is obligated to pay approximately $0.4 million annually over the term of the agreement.
(3)	On May 4, 2020, the Company received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended. On May 21, 2021, the Small Business Administration (SBA) approved the Company’s loan forgiveness application for 100% of the loan proceeds.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

8.           Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment, net of taxes and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2021 and 2020, and reclassifications out of accumulated other comprehensive loss for the three and six months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2021	$(433)	$-	$(515)	$(948)
Other comprehensive loss before reclassifications, net of taxes	-	(301)	135	(166)
Total other comprehensive loss before reclassifications, net of taxes	(433)	(301)	(380)	(1,114)
Net amount reclassified to earnings	11	34	-	45
Balance at June 30, 2021	$(422)	$(267)	$(380)	$(1,069)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive loss before reclassifications, net of taxes	-	(301)	114	(187)
Total other comprehensive loss before reclassifications, net of taxes	(444)	(301)	(380)	(1,125)
Net amount reclassified to earnings	22	34	-	56
Balance at June 30, 2021	$(422)	$(267)	$(380)	$(1,069)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2020	$(39)	$(138)	$(1,618)	$(1,795)
Other comprehensive income before reclassifications, net of taxes	-	-	221	221
Total other comprehensive loss before reclassifications, net of taxes	(39)	(138)	(1,397)	(1,574)
Net amount reclassified to earnings	11	87	-	98
Balance at June 30, 2020	$(28)	$(51)	$(1,397)	$(1,476)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(166)	(497)	(663)
Total other comprehensive loss before reclassifications, net of taxes	(53)	(133)	(1,397)	(1,583)
Net amount reclassified to earnings	25	82	-	107
Balance at June 30, 2020	$(28)	$(51)	$(1,397)	$(1,476)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

9.           Segment Reporting and Concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (“DDS”), Synodex and Agility.

The DDS segment provides a range of solutions and platforms for solving complex data challenges that companies face when they seek to obtain the benefits of artificial intelligence (“AI”) systems and analytics platforms. These include data annotation, data transformation, data curation and intelligent automation. The DDS segment also provides a variety of services for clients in the information industry that relate to content operations and product development.

The Synodex segment provides an intelligent data platform that transforms medical records into useable digital data organized in accordance with the Company’s proprietary data models or client data models.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information for the periods presented were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
DDS	$12,997	$9,858	$24,760	$20,267
Synodex	886	1,201	1,905	2,483
Agility	3,166	2,804	6,351	5,643
Total Consolidated	$17,049	$13,863	$33,016	$28,393

Income (loss) before provision for income taxes(1):
DDS	$1,726	$17	$2,379	$220
Synodex	(329)	81	(221)	277
Agility	(1,161)	(406)	(1,586)	(680)
Total Consolidated	$236	$(308)	$572	$(183)

Income (loss) before provision for income taxes(2):
DDS	$1,646	$(53)	$2,230	$80
Synodex	(278)	125	(126)	366
Agility	(1,132)	(380)	(1,532)	(629)
Total Consolidated	$236	$(308)	$572	$(183)

	June 30, 2021	December 31, 2020
Total assets:
DDS	$32,039	$27,767
Synodex	132	457
Agility	28,758	29,030
Total Consolidated	$60,929	$57,254

	June 30, 2021	December 31, 2020
Goodwill:
Agility	$2,179	$2,150
Total	$2,179	$2,150
(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

United States	$9,074	$6,258	$17,294	$12,948
United Kingdom	2,995	2,681	5,797	5,452
The Netherlands	1,608	1,659	3,262	3,299
Canada	1,492	1,325	3,087	2,870
Others - principally Europe	1,880	1,940	3,576	3,824
Totals	$17,049	$13,863	$33,016	$28,393

Long-lived assets as of June 30, 2021 and December 31, 2020 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2021	2020
United States	$3,935	$4,045

Foreign countries:
Canada	9,402	9,044
United Kingdom	1,675	1,759
Philippines	4,238	4,545
India	980	930
Sri Lanka	234	319
Israel	-	1
Total foreign	16,529	16,598
Totals	$20,464	$20,643

Long-lived assets include the unamortized balance of right-of-use assets amounting to $6.1 million and $6.6 million as of June 30, 2021 and December 31, 2020, respectively.

One client in the DDS segment generated approximately 11% and 16% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Another client in the DDS segment accounted for 11% of the Company’s total revenues for the three months ended June 30, 2021. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 47% and 55% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively.

One client in the DDS segment generated approximately 12% and 15% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively. Another client in the DDS segment accounted for 10% of the Company’s total revenues for the six months ended June 30, 2021. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 48% and 54% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

Apriyas of June 30, 2021, approximately 46% of the Company’s accounts receivable was from foreign (principally European) clients and 36% of the Company’s accounts receivable was due from three clients. As of December 31, 2020, approximately 55% of the Company’s accounts receivable was from foreign (principally European) clients and 36% of the Company’s accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

10.          Income (Loss) Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net loss attributable to Innodata Inc. and Subsidiaries	$(103)	$(484)	$295	$(775)
Weighted average common shares outstanding	26,522	24,409	26,199	24,405
Dilutive effect of outstanding options	-	-	2,995	-
Adjusted for dilutive computation	26,522	24,409	29,194	24,405

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

Options to purchase 5.0 million and 5.2 million shares of common stock for the three months ended June 30, 2021 and 2020, respectively, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

All options outstanding for the six months ended June 30, 2021 were included in the computation of diluted income per share. Options to purchase 5.2 million shares of common stock for the six months ended June 30, 2020, were outstanding but not included in the computation of diluted income per share because the effect would have been anti-dilutive.

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

The Company's policy is to enter derivative instrument contracts with terms that coincide with the underlying exposure being hedged for a period up to 12 months. As such, the Company's derivative instruments are expected to be highly effective. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded to Other comprehensive income (loss). Upon settlement of these contracts, the change in the fair value recorded in other comprehensive income (loss) are reclassified to earnings and included as part of direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of direct operating costs.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes.  All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $19.3 million as of June 30, 2021. The total notional amount for outstanding derivatives not designated as hedges was $2.3 million as of June 30, 2021 and $7.0 million as of December 31, 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Fair Value
		2021	2020
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$338	$-

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$13	$-

	Prepaid expenses and other current assets	$-	$48

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss recognized in OCI(1)	$(301)	$-	$(301)	$(166)
Net loss reclassified from accumulated OCI into income(2)	$34	$87	$34	$82
Net gain recognized in income(3)	$-	$-	$-	$-
(1)	Net change in fair value of the effective portion classified into other comprehensive income ("OCI")
(2)	Effective portion classified within direct operating costs
(3)	There were no ineffective portions for the period presented.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto;  that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the Digital Data Solutions (“DDS”) segment and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy, such as our re-design of our solutions and product portfolio in 2019; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Correction of Immaterial Errors – During the preparation of the September 30, 2020 condensed consolidated financial statements, certain historical errors were identified relating to the accounting for capital leases under ASC Topics 840 and 842, both relating to lease accounting. The lease obligations under certain leases were not recorded at their present values at the inception of the leases, resulting in an overstatement of expenses for the three and six months ended June 30, 2020.

The errors were not material, either quantitatively or qualitatively, in any of the reported periods. However, the corrections, if recorded in the three month period ended September 30, 2020, would have been material to such period. Accordingly, the June 30,2020 financial statements included in this Form 10-Q are being corrected by revising such financial statements, as follows:

●	A decrease in expenses of $74,000 and $147,000 for the three and six months ended June 30, 2020.
●	A decrease of $0.01 on the loss per share for the six months ended June 30, 2020.
●	A decrease in liabilities of $101,000 as of June 30, 2020.
●	An increase in total assets of $46,000 as of June 30, 2020.
●	The impact on cash flows for the six months ended June 30, 2020 was:
●	An increase in cash flows provided by operating activities of $94,000.
●	An increase in cash flows used in financing activities of $94,000.

The Company evaluated the errors under Staff Accounting Bulletins 99 and 108 and concluded that a restatement of the June 30, 2020 condensed consolidated financial statements is not required.

Business Overview

Innodata Inc. (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. We solve complex data challenges using artificial intelligence (“AI”) and human expertise.

We provide large-scale data annotation services and platforms to companies who require high-quality data for training AI and machine learning (“ML”) algorithms. We also provide AI/ML-based solutions to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry use cases, we provide AI-augmented software-as-a-service (“SaaS”) platforms and discrete managed services.

Our platforms and services are powered by Goldengate, our proprietary AI/ML platform, as well as other technologies we have developed. In addition, we bring to bear 4,000+ employees spanning nine countries with expertise in data pertaining to many professional fields. Our hybrid approach of using AI/ML in conjunction with human experts enables us to deliver superior data quality with even the most complex and sensitive data.

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

AI/ML Solutions

We also provide AI/ML solutions to companies that intensively process textual data and seek to obtain the benefits of AI/ML technologies without having to develop AI/ML engineering capabilities in-house. For such companies, we often integrate one or more of our pre-trained text processing algorithms as a foundation for an overall solution. Our algorithms are accessible as microservices via application programming interfaces (“APIs”), enabling easy integration.

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

AI/ML Industry Platforms

Our industry platforms address specific, niche market requirements that we believe we can fulfill in large part with our AI/ML technologies. We deploy these industry platforms as SaaS and as managed services.  To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and for marketing communications/public relations news distribution and monitoring (which we brand as “Agility PR Solutions”).

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

Prevailing Economic Conditions and Seasonality

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

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three or six months ended June 30, 2021.

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

Three Months Ended June 30, 2021 and 2020

Revenues

Total revenues were $17.0 million for the three months ended June 30, 2021, compared to $13.9 million for the three months ended June 30, 2020, an increase of approximately $3.1 million or 22%. The increase was primarily attributable to increased volumes in the DDS and Agility segments, offset in part by a decrease in the Synodex segment.

Revenues from the DDS segment were $13.0 million for the three months ended June 30, 2021, compared to $9.9 million for the three months ended June 30, 2020, an increase of approximately $3.1 million or 31%. The increase was primarily attributable to higher volumes from two existing clients.

Revenues from the Synodex segment were $0.9 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020, a decrease of approximately $0.3 million or 25%. The decrease was primarily attributed to lower volumes from three existing clients.

Revenues from the Agility segment were $3.1 million for the three months ended June 30, 2021, compared to $2.8 million for the three months ended June 30, 2020, an increase of $0.3 million or approximately 11%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One client in the DDS segment generated approximately 11% and 16% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Another client in the DDS segment accounted for 11% of the Company’s total revenues for the three months ended June 30, 2021. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 47% and 55% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively.

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

Direct operating costs were $10.4 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.7 million. The increase was primarily due to higher direct payroll and payroll related costs of $1.1 million for new hires, and bonuses, offset in part by a $0.3 million foreign exchange gain and a $0.1 million decrease in other direct operating expenses. Direct operating costs as a percentage of total revenues were 61% and 70% for the three months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the DDS and Agility segments, offset in part by an increase in direct operating costs and decreased revenues in the Synodex segment.

Direct operating costs for the DDS segment were approximately $7.8 million and $7.2 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.6 million. The increase was primarily due to higher direct payroll and payroll related costs for new hires, salary increases and bonuses of $0.8 million, and higher recruitment fees of $0.3 million, offset in part by a $0.3 million foreign exchange gain and $0.2 million lower occupancy and related costs.  Direct operating costs as percentage of DDS segment revenues were 60% and 73% for the three months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to increased revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment was $0.8 million for each of the three-month periods ended June 30, 2021 and 2020, respectively. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 89% and 67% for the three months ended June 30, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of segment revenues was due to a decrease in revenues.

Direct operating costs for the Agility segment were $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $0.1 million. The increase of $0.1 million was primarily due to higher software amortization costs during the quarter. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 58% and 61% for the three months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily due to increased revenues from subscriptions to our Agility intelligent data platform and newswire products, offset in part by an increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $7.0 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $2.5 million. The increase was primarily due to payroll and payroll related costs for new hires, stock-based compensation, commission, incentives, bonuses, and recruitment and professional fees of $2.0 million, and a $0.5 million increase in marketing related activities and recruitment fees to support the revenue growth plan across all business segments. Selling and administrative expenses as a percentage of total revenues were 41% and 32% for the three months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, and decreased revenues in the Synodex segment, offset in part by increased revenues in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $4.2 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $1.4 million. This increase was primarily due to higher payroll and payroll-related costs of $1.2 million for new hires, commission, and bonuses, and a $0.2 million increase in marketing related activities and recruitment fees. Selling, and administrative expenses as a percentage of DDS revenues, were 32% and 28% for the three months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, an increase of $0.1 million.  Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 33% and 17% for the three months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher expenditures and lower revenues.

Selling and administrative expenses for the Agility segment were $2.5 million and $1.5 million for the three months ended June 30, 2021 and 2020. This increase was primarily due to higher payroll and payroll related costs of $1.0 million for new hires, stock-based compensation, commissions, incentives, recruitment fees and marketing related costs. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 81% and 54% for the three months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

Gain on PPP Loan forgiveness

On May 4, 2020, the Company received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended. On May 21, 2021, the Company’s loan forgiveness application was approved for 100% of the amount loaned to the Company by the Small Business Administration (“SBA”).

Income Taxes

We recorded a provision for income taxes of $0.4 million for the three months ended June 30, 2021 and $0.2 million for the three months ended June 30, 2020.

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our Canadian subsidiaries, and a valuation allowance recorded on deferred taxes on these entities and tax effects of foreign operations, including foreign exchange gains and losses.

Net Loss

We incurred a net loss of $0.1 million during the three months ended June 30, 2021, compared to a net loss of $0.5 million during the three months ended June 30, 2020. The lower net loss was a result of higher revenues in DDS and Agility segments in the current quarter, offset by higher operating costs in all segments.

Net income for the DDS segment was $1.3 million for the three months ended June 30, 2021, compared to a net loss $0.3 million for the three months ended June 30, 2020. The improvement of $1.0 million was primarily attributable to the gain from the PPP loan forgiveness of $0.6 million and higher revenues, partially offset by an increase in operating costs in the current quarter.

Net loss for the Synodex segment was $0.2 million for the three months ended June 30, 2021, compared to a net income of $0.2 million for the three months ended June 30, 2020, a decrease of $0.4 million. The decrease was primarily attributable to the lower revenues in the current quarter.

Net loss for the Agility segment was $1.2 million for the three months ended June 30, 2021, compared to net loss of $0.4 million for the three months ended June 30, 2020. The increase in net loss was due to higher operating costs, offset in part by higher revenues in the current quarter.

Six Months Ended June 30, 2021 and 2020

Revenues

Total revenues were $33.0 million for the six months ended June 30, 2021, compared to $28.4 million for the six months ended June 30, 2020, an increase of $4.6 million or 16%. The increase was attributable to increased revenues in the DDS and Agility segments, offset in part by a decrease in the Synodex segment.

Revenues from the DDS segment were $24.8 million and $20.3 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately $4.5 million or 22%. The increase in revenues was primarily attributable to higher volume from two existing clients.

Revenues from the Synodex segment were $1.9 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $0.6 million or 24%. The decrease was primarily attributable to lower volumes from three existing clients.

Revenues from the Agility segment were $6.3 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.7 million or 13%. The increase was attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One client in the DDS segment generated approximately 12% and 15% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively. Another client in the DDS segment accounted for 10% of the Company’s total revenues for the six months ended June 30, 2021. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 48% and 54% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

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

Direct operating costs were $20.5 million and $19.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.1 million. This increase was primarily due to an increase in direct payroll and payroll related costs of $1.8 million for new hires, stock-based compensation, and bonuses, and a $0.3 million increase in recruitment and professional fees, offset in part by a $0.5 million foreign exchange gain and a $0.5 million decrease in other direct operating expenditures. Direct operating costs as a percentage of total revenues were 62% and 68% for the six months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the DDS and Agility segments, offset in part by an increase in direct operating costs.

Direct operating costs for the DDS segment were approximately $15.4 million and $14.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.0 million. This increase was primarily due to an increase in direct payroll and payroll related costs of $1.7 million for new hires, stock-based compensation, and bonuses, and a $0.3 million increase in recruitment and professional fees, offset by a $0.5 million foreign exchange gain and a $0.5 million reduction in other direct operating expenditures. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 62% and 71% for the six months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to higher revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $0.2 million. The decrease was principally due to lower software, hardware, and maintenance costs. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 79% and 68% for the six months ended June 30, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of segment revenues during the quarter was primarily due to lower revenues, offset in part by a decrease in direct operating costs.

Direct operating costs for the Agility segment were $3.6 million and $3.3 million for each of the six months ended June 30, 2021 and 2020, an increase of $0.3 million. The increase was due to higher software amortization costs and new hires during the current period. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 57% and 59% for the six months ended June 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue from subscriptions to our Agility AI-enabled platform and newswire products, offset in part by an increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $12.5 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $3.4 million. This increase was primarily due to higher payroll and payroll related costs of $2.8 million for new hires, commissions, stock-based compensation, incentives, and bonuses, and increases in marketing related costs and recruitment fees of $0.6 million. Selling and administrative expenses as a percentage of total revenues were 38% and 32% for the six months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in the DDS and Agility segments, and decreased revenues in the Synodex segment, offset in part by increased revenues in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $7.7 million and $5.8 million for the six months ended June 30, 2021 and 2020 respectively, an increase of $1.9 million. This increase was primarily due to higher payroll and payroll related costs of $1.7 million for new hires, commissions, stock-based compensation, and incentives, and increases in marketing related costs of $0.2 million. DDS revenues, DDS selling, and administrative expenses as percentage of DDS revenues were 31% and 29% for the six months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of DDS revenues was primarily attributable to higher expenditures, offset in part by increased in revenues.

Selling and administrative expenses for the Synodex segment were $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $0.1 million. The increase was primarily due to new hires. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 26% and 16% for the six months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was attributable to higher expenditures and lower revenues.

Selling and administrative expenses for the Agility segment were $4.3 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.4 million. This increase was primarily due to higher payroll and payroll-related costs of $1.1 million for new hires, commissions, stock-based compensation, and incentives, an increase in professional and recruitment fees of $0.2 million and an increase in marketing related costs for $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 68% and 52% for the six months ended June 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures, offset in part by higher revenues.

Gain on PPP Loan forgiveness

On May 4, 2020, the Company received loan proceeds of $579,700 under the PPP which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended. On May 21, 2021, the SBA approved the Company’s loan forgiveness application for 100% of the loan proceeds.

Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The $0.3 million decrease is primarily due to a lower tax provision for our foreign subsidiaries in the six months ended June 30, 2021.

Taxes primarily consist of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate due to the losses incurred by our U.S. entity and our US and Canadian subsidiaries, and a valuation allowance recorded on deferred taxes on these entities and tax effects of foreign operations, including foreign exchange gains and losses.

Net Income

Net income was $0.3 million for the six month period ended June 30, 2021 compared to a net loss of $0.8 million for the six month period ended June 30, 2020.

Net income for the DDS segment was $2.0 million for the six months ended June 30, 2021, compared to a net loss of $0.6 million for the six months ended June 30, 2020. The improvement of $1.4 million was primarily attributable to the gain from the PPP loan forgiveness of $0.6 million, higher operating income of $0.5 million a lower tax provision of $0.3 million and in the current six month period.

Net loss for the Synodex segment was $0.1 million for the six months ended June 30, 2021, compared to a net income of $0.4 million for the six months ended June 30, 2020, a decrease of $0.5 million. The change was due to lower revenues in the current six month period.

Net loss for the Agility segment was $1.6 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. The increase in net loss was due to higher operating costs partially offset by higher revenues in the current six month period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$22,059	$17,573
Working capital	14,484	13,515

At June 30, 2021, we had cash and cash equivalents of $22.0 million, of which $11.2 million was held by our foreign subsidiaries, and $10.8 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of June 30, 2021, to permanently reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) hiring of sales personnel; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. We had working capital of approximately $14.5 million as of June 30, 2021 and $13.5 million as of December 31, 2020.

On May 21, 2021, the SBA approved our loan forgiveness application for 100% of our loan under the PPP.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2021 was $5.6 million primarily on account of the following factors: our net income for the period of $0.3 million; a source of $1.7 million from non-cash expenses consisting of depreciation and amortization of $1.4 million, stock-based compensation of $0.6 million, pension cost of $0.3 million, offset in part by a gain on loan forgiveness of $0.6 million. Net changes from working capital accounts further contributed an additional source of $3.6 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2020 was $3.3 million primarily on account of the following factors: our net loss for the period of $0.8 million; a source of $1.9 million from non-cash expenses consisting of depreciation and amortization of $1.2 million, stock-based compensation of $0.5 million and pension cost of $0.4 million, offset in part by an increase in deferred tax provisions of $0.2 million; net changes from working capital accounts that contributed an additional source of $2.2 million brought about by a $1.0 million decrease in accounts receivable, an increase in accounts payable and accrued expenses of $0.4 million, and a net increase in other working capital. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021 and 2020, cash used in our investing activities was $1.5 million and $1.0 million, respectively. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $3.0 million to $3.5 million.

The source of funds for the anticipated capital expenditures is expected to be cash generated from our operations.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was from proceeds from stock option exercises of $1.8 million. Cash paid for withholding taxes on net settlement exercises for the six months ended June 30,  2021 was $0.8 million. Payments of long-term obligations were $0.6 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements – In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted the standard on January 1, 2021 and it had no material impact on our condensed consolidated financial statements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the six months ended June 30, 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Innodata Inc. 2021 Equity Compensation Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 22, 2021.)

10.2

Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to the Company’s S-8 Registration Statement, filed with the Securities and Exchange Commission on June 16, 2021).

10.3

Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to the Company’s S-8 Registration Statement, filed with the Securities and Exchange Commission on June 16, 2021).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021(unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	August 5, 2021	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	August 5, 2021	/s/ Mark A. Spelker
Mark A. Spelker
Chief Financial Officer and Principal Accounting Officer