Form 10-Q
period 2021-09-30
INNODATA INC
filed 2021-11-04
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 2, 2021 was 27,153,485.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$20,943	$17,573
Accounts receivable, net of allowance for doubtful accounts of $780 and $670, respectively	9,016	10,048
Prepaid expenses and other current assets	3,853	4,240
Total current assets	33,812	31,861
Property and equipment, net	2,414	1,852
Right-of-use-asset, net	5,876	6,610
Other assets	2,344	2,563
Deferred income taxes, net	1,999	2,187
Intangibles, net	10,245	10,031
Goodwill	2,143	2,150
Total assets	$58,833	$57,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,763	$1,435
Accrued expenses and other	6,240	3,490
Accrued salaries, wages and related benefits	6,692	5,719
Income and other taxes	3,415	5,000
Long-term obligations - current portion	1,130	1,712
Operating lease liability - current portion	1,056	990
Total current liabilities	20,296	18,346

Deferred income taxes	60	44
Long-term obligations, net of current portion	5,700	6,282
Operating lease liability, net of current portion	5,507	6,332
Total liabilities	31,563	31,004

Commitments and contingencies
Non-controlling interests	(3,453)	(3,390)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,337,000 shares issued and 27,153,000 outstanding at September 30, 2021 and 28,984,000 shares issued and 25,800,000 outstanding at December 31, 2020;	303	289
Additional paid-in capital	34,475	31,921
Retained earnings	4,328	4,833
Accumulated other comprehensive loss	(1,918)	(938)
	37,188	36,105
Less: treasury stock, 3,184,000 shares at cost	(6,465)	(6,465)
Total stockholders’ equity	30,723	29,640
Total liabilities and stockholders’ equity	$58,833	$57,254

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2021	2020
Revenues	$17,450	$14,553
Operating costs and expenses:
Direct operating costs	10,703	9,784
Selling and administrative expenses	7,262	4,582
Interest expense, net	4	44
	17,969	14,410
Income (loss) before provision for income taxes	(519)	143
Provision for income taxes	328	(70)
Consolidated net income (loss)	(847)	213
Income (loss) attributable to non-controlling interests	(47)	7
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(800)	$206
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted average shares outstanding:
Basic	26,971	24,470
Diluted	26,971	25,260
Comprehensive income (loss):
Consolidated net income (loss)	$(847)	$213
Pension liability adjustment, net of taxes	10	(1)
Foreign currency translation adjustment	(594)	216
Change in fair value of derivatives, net of taxes	(265)	51
Other comprehensive income (loss)	(849)	266
Total comprehensive income (loss)	(1,696)	479
Less: Comprehensive income (loss) attributable to non-controlling interests	(47)	7
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,649)	$472

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2021	2020
Revenues	$50,466	$42,946
Operating costs and expenses:
Direct operating costs	31,208	29,209
Selling and administrative expenses	19,767	13,663
Interest expense, net	18	113
	50,993	42,985
Loss from operations	(527)	(39)
Gain on loan forgiveness	580	-
Income (loss) before provision for income taxes	53	(39)
Provision for income taxes	621	504
Consolidated net loss	(568)	(543)
Income (loss) attributable to non-controlling interests	(63)	25
Net loss attributable to Innodata Inc. and Subsidiaries	$(505)	$(568)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic	26,459	24,427
Diluted	26,459	24,427
Comprehensive loss:
Consolidated net loss	$(568)	$(543)
Pension liability adjustment, net of taxes	32	24
Foreign currency translation adjustment	(480)	(281)
Change in fair value of derivatives, net of taxes	(532)	(33)
Other comprehensive loss	(980)	(290)
Total comprehensive loss	(1,548)	(833)
Less: Comprehensive income (loss) attributable to non-controlling interests	(63)	25
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(1,485)	$(858)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(568)	$(543)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	2,054	1,720
Gain on loan forgiveness	(580)	-
Stock-based compensation	1,117	700
Deferred income taxes	(16)	(412)
Pension cost	308	596
Loss on disposal of property and equipment	-	33
Changes in operating assets and liabilities:
Accounts receivable	431	568
Prepaid expenses and other current assets	342	(297)
Other assets	214	(8)
Accounts payable and accrued expenses	2,895	814
Accrued salaries, wages and related benefits	976	1,729
Income and other taxes	(1,531)	753
Net cash provided by operating activities	5,642	5,653
Cash flows from investing activities:
Capital expenditures	(2,919)	(1,115)
Proceeds from disposal of property and equipment	-	39
Net cash used in investing activities	(2,919)	(1,076)
Cash flows from financing activities:
Proceeds from stock option exercises	2,214	167
Withholding taxes on net settlement of stock-based compensation	(763)	-
Payment of long-term obligations	(666)	(800)
Proceeds from bank loan	-	580
Net cash provided by (used in) financing activities	785	(53)
Effect of exchange rate changes on cash and cash equivalents	(138)	(62)
Net increase in cash and cash equivalents	3,370	4,462
Cash and cash equivalents, beginning of period	17,573	10,874
Cash and cash equivalents, end of period	$20,943	$15,336
Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for stock-based compensation	$763	$-
Cash paid for income taxes	$201	$209
Cash paid for operating leases	$1,312	$1,777
Cash paid for interest	$18	$113

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Stock option exercises	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	(21)	-	-	(21)
March 31, 2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(103)	-	-	-	(103)
Stock-based compensation	-	-	336	-	-	-	-	336
Stock option exercises	556	5	1,136	-	-	-	-	1,141
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	135	-	-	135
Change in fair value of derivatives, net of taxes	-	-	-	-	(267)	-	-	(267)
June 30, 2021	30,037	$299	$33,512	$5,128	$(1,069)	3,184	$(6,465)	$31,405
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(800)	-	-	-	(800)
Stock-based compensation	-	-	503	-	-	-	-	503
Stock option exercises	300	4	460	-	-	-	-	464
Pension liability adjustments, net of taxes	-	-	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	(594)	-	-	(594)
Change in fair value of derivatives, net of taxes	-	-	-	-	(265)	-	-	(265)
September 30, 2021	30,337	$303	$34,475	$4,328	$(1,918)	3,184	$(6,465)	$30,723

January 1, 2020	27,643	$275	$28,426	$4,216	$(920)	3,184	$(6,465)	$25,532
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(365)	-	-	-	(365)
Stock-based compensation	-	-	170	-	-	-	-	170
Pension liability adjustments, net of taxes	-	-	-	-	14	-	-	14
Foreign currency translation adjustment	-	-	-	-	(718)	-	-	(718)
Change in fair value of derivatives, net of taxes	-	-	-	-	(171)	-	-	(171)
March 31, 2020	27,643	275	28,596	3,851	(1,795)	3,184	(6,465)	24,462
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(557)	-	-	-	(557)
Stock-based compensation	-	-	298	-	-	-	-	298
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	221	-	-	221
Change in fair value of derivatives, net of taxes	-	-	-	-	87	-	-	87
June 30, 2020	27,643	275	28,894	3,294	(1,476)	3,184	(6,465)	24,522
Revision adjustments	-	-	-	148	-	-	-	148
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	206	-	-	-	206
Stock option exercises	278	3	312	-	-	-	-	315
Stock-based compensation	-	-	232	-	-	-	-	232
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	216	-	-	216
Change in fair value of derivatives, net of taxes	-	-	-	-	51	-	-	51
September 30, 2020	27,921	$278	$29,438	$3,648	$(1,210)	3,184	$(6,465)	$25,689

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2021 and December 31, 2020, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2020.

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

Capitalized Software Development Costs - the Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor costs and are amortized using the straight-line method over the software's estimated useful life, which ranges between three and ten years. All other research and maintenance costs are expensed as incurred. Capitalized software development costs in progress as of September 30, 2021 and December 31, 2020 were $0.4 million and $1.4 million, respectively. Completed capitalized software and development costs as of September 30, 2021 and December 31, 2020 were $8.2 million and $5.5 million, respectively.

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses and other on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $3.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

For the Digital Data Solutions (“DDS”) segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenue under agreements billed on a time-and-materials basis is recognized as services are performed. Revenue under fixed-fee agreements, which are not significant to overall revenue, is recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of the Synodex segment revenue is derived from licensing software and providing access to the Company’s hosted software platform. Revenue from such services is recognized monthly when all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; access to the service is provided to the end user; and collection is probable.

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenue from the reseller agreements is recognized at the gross amount received for the goods in accordance with our functioning as a principal due to our meeting the following criteria: the Company acts as the primary obligor in the sales transaction; assumes the credit risk; sets the price; can select suppliers; and is involved in the execution of the services, including after sales service.

Revenue includes reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

The Company considers U.S. GAAP criteria for determining whether to report gross revenue as a principal versus net revenue as an agent. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement. Revenue is recognized on a gross basis if the Company is in the capacity of principal and on a net basis if it falls in the capacity of an agent.

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early-terminated contracts.

Foreign Currency - The functional currency of the Company's subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, Hong Kong and Canadian dollars are translated to U.S. dollars at rates that approximate those in effect on the transaction dates. All Monetary assets and liabilities denominated in foreign currencies on September 30, 2021 and December 31, 2020 are translated at the exchange rate in effect as of those dates. Non-monetary assets, liabilities and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange gains (losses) resulting from such transactions of approximately $348,000 and $13,000 for the three months ended September 30, 2021 and 2020, respectively, and $503,000 and $(221,000) for the nine months ended September 30, 2021 and 2020, respectively.

The functional currency for the Company’s subsidiaries in Germany and the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Revenues, expenses and cash flows are translated at weighted-average exchange rates prevailing during the fiscal periods, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which clarifies ASC Topic 326, “Financial Instruments - Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a smaller reporting company, with early adoption permitted. The Company does not expect that the adoption of the new guidance will have a material impact on the Company’s condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

2.           Goodwill and Intangible Assets

The Company completed its annual impairment analysis procedures on its reporting units as of September 30, 2021. The Company determined that there was no impairment of long-lived assets, tangible or intangible, in any reporting units as of September 30, 2021.

The change in the carrying amount of goodwill for the nine months ended September 30, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$2,150
Foreign currency translation adjustment	(7)
Balance as of September 30, 2021	$2,143

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach which utilizes comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	Company Acquired Intangible Assets					Capitalized Developed Software
							Capitalized
						Capitalized	Software
Balance as of September 30, 2021			Trademarks		Media	Software	Development
	Developed	Customer	and		Contact	Development	Cost - Work in
	technology	relationships	tradenames	Patents	Database	Cost	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2021	$3,175	$2,228	$882	$45	$3,670	$5,507	$1,360	$16,867
Additions	-	-	-	-	-	376	1,357	1,733
Transfers	-	-	-	-	-	2,323	(2,323)	-
Foreign currency translation	(6)	-	(2)	-	(23)	(54)	24	(61)
Balance as of September 30, 2021	$3,169	$2,228	$880	$45	$3,647	$8,152	$418	$18,539

Accumulated amortization:
Balance as of January 1, 2021	$1,844	$1,192	$629	$29	$1,650	$1,492	$-	$6,836
Amortization expense	233	138	41	3	261	778	-	1,454
Foreign currency translation	2	1	-	1	2	(2)	-	4
Balance as of September 30, 2021	$2,079	$1,331	$670	$33	$1,913	$2,268	$-	$8,294

Net carrying values - September 30, 2021	$1,090	$897	$210	$12	$1,734	$5,884	$418	$10,245

The Company reclassified capitalized developed software, net of accumulated amortization, of $6.3 million and $5.4 million as of September 30, 2021 and December 31, 2020, respectively, from Property and equipment to Intangibles.

Amortization expense relating to Company acquired intangible assets was $0.2 million for the three months ended September 30, 2021 and $0.7 million for the nine months ended September 30, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Amortization expense relating to capitalized developed software was $0.3 million for the three months ended September 30, 2021 and $0.8 million for the nine months ended September 30, 2021.

As of September 30, 2021, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2021	$532
2022	2,203
2023	2,018
2024	1,590
2025	1,215
Thereafter	2,687
$10,245

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

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the nine -month periods ended September 30, 2021 and 2020 are summarized in the table below:

	For the Nine Months Ended September 30,
	2021	2020
Federal income tax expense at statutory rate	21.0%	(21.0)%
Effect of:
Change in valuation allowance	2,468.8	(660.0)
Effect of Section 162 (m)	549.9	-
Foreign operations permanent difference - foreign exchange gains and losses	271.9	90.3
Change in tax rates	225.0	-
Tax effects of foreign operations	79.8	1,610.6
State income tax net of federal benefit	43.2	(120.1)
Return to provision true up	31.6	(14.8)
Foreign rate differential	(478.8)	(295.9)
Increase (decrease) in unrecognized tax benefits (ASC 740)	(490.0)	410.5
Effect of stock-based compensation	(1,573.2)	263.7
Other	22.5	29.0
Effective tax rate	1,171.7%	1,292.3%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2021 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2021	$3,231
Tax settlement matters – prior periods	(1,713)
Change in tax position	149
Interest accrual	84
Foreign currency remeasurement	(32)
Balance - September 30, 2021	$1,719

The Company expects that unrecognized tax benefits as of September 30, 2021 if recognized, would have a material impact on the Company’s effective tax rate.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

5.            Stock Options and Restricted Shares

A summary of stock option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “Plan”), as of September 30, 2021, and changes during the nine months then ended, are presented below:

		Weighted -	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Options	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	750,000	6.76
Exercised	(1,546,288)	2.01
Forfeited/Expired	(20,000)	1.38
Outstanding at September 30, 2021	5,090,596	$2.05	7.49	$37,037,015

Exercisable at September 30, 2021	3,468,912	$1.73	7.03	$27,069,483

Vested and Expected to Vest at September 30, 2021	5,090,596	$2.05	7.49	$37,037,015

During the nine months ended September 30, 2021, a total of 1,546,288 options were exercised at an average price of $2.01 for net proceeds of $2.2 million.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Weighted average fair value of options granted	$3.56	$0.61
Risk-free interest rate	0.22% - 0.82%	0.29% - 0.56%
Expected term (years)	3-6	5-6
Expected volatility factor	58% - 68%	47% - 50%
Expected dividends	None	None

A summary of outstanding restricted shares issued under the Plan as of September 30, 2021 are presented below:

		Weighted-Average Grant
	Number of Shares	Date Fair Value
Unvested at December 31, 2020	50,000	-
Granted	-	-
Vested	(25,000)	-
Forfeited/Expired	-	-
Unvested at September 30, 2021	25,000	$1.38

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of September 30, 2021 totaled approximately $2.7 million. The weighted-average period over which these costs will be recognized is twenty-six months.

The stock-based compensation expense related to the Company’s various stock awards was allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Direct operating costs	$21	$40	$96	$119
Selling and administrative expenses	482	192	1,021	581
Total stock-based compensation	$503	$232	$1,117	$700

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Rent expense for long-term operating leases	$393	$402	$1,169	$1,266
Rent expense for short-term leases	59	122	143	511
Total rent expense	$452	$524	$1,312	$1,777

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2021 (in thousands):

Year	Amount
2021	$389
2022	1,511
2023	1,255
2024	1,028
2025	1,043
2026 and thereafter	3,490
Total lease payments	8,716
Less: Interest	2,153
Net present value of lease liabilities	$6,563

Current portion	$1,056
Long-term portion	5,507
Total	$6,563

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of September 30, 2021 were as follows:

Weighted-average lease term remaining	56 months
Weighted-average discount rate	8.68%

7.            Long-term obligations

Total long-term obligations as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Pension obligations - accrued pension liability	$6,124	$5,940
Settlement agreement	326	518
Capital lease obligations	-	209
Microsoft licenses	380	747
Bank loans payable	-	580
	6,830	7,994
Less: Current portion of long-term obligations	1,130	1,712
Totals	$5,700	$6,282

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

8.           Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of Accumulated other comprehensive loss as of September 30, 2021 and 2020, and reclassifications from Accumulated other comprehensive loss to earnings for the three and nine months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2021	$(422)	$(267)	$(380)	$(1,069)
Other comprehensive loss before reclassifications, net of taxes	-	(302)	(594)	(896)
Total other comprehensive loss before reclassifications, net of taxes	(422)	(569)	(974)	(1,965)
Net amount reclassified to earnings	10	37	-	47
Balance at September 30, 2021	$(412)	$(532)	$(974)	$(1,918)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive loss before reclassifications, net of taxes	-	(536)	(480)	(1,016)
Total other comprehensive loss before reclassifications, net of taxes	(444)	(536)	(974)	(1,954)
Net amount reclassified to earnings	32	4	-	36
Balance at September 30, 2021	$(412)	$(532)	$(974)	$(1,918)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2020	$(28)	$(51)	$(1,397)	$(1,476)
Other comprehensive income before reclassifications, net of taxes	-	12	216	228
Total other comprehensive loss before reclassifications, net of taxes	(28)	(39)	(1,181)	(1,248)
Net amount reclassified to earnings	(1)	39	-	38
Balance at September 30, 2020	$(29)	$-	$(1,181)	$(1,210)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive loss before reclassifications, net of taxes	-	(154)	(281)	(435)
Total other comprehensive loss before reclassifications, net of taxes	(53)	(121)	(1,181)	(1,355)
Net amount reclassified to earnings	24	121	-	145
Balance at September 30, 2020	$(29)	$-	$(1,181)	$(1,210)

All reclassifications from Accumulated other comprehensive loss had an impact on Direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

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

A significant portion of the services are generated from its operations in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Revenues from external clients and segment operating profit (loss), and other reportable segment information for the periods presented were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
DDS	$13,237	$10,526	$37,997	$30,793
Synodex	983	1,197	2,888	3,680
Agility	3,230	2,830	9,581	8,473
Total Consolidated	$17,450	$14,553	$50,466	$42,946

Income (loss) before provision for income taxes(1):
DDS	$1,608	$4	$3,988	$226
Synodex	(657)	79	(878)	356
Agility	(1,470)	60	(3,057)	(621)
Total Consolidated	$(519)	$143	$53	$(39)

Income (loss) before provision for income taxes(2):
DDS	$1,509	$(64)	$3,740	$27
Synodex	(584)	124	(711)	487
Agility	(1,444)	83	(2,976)	(553)
Total Consolidated	$(519)	$143	$53	$(39)

	September 30, 2021	December 31, 2020
Total assets:
DDS	$29,640	$27,767
Synodex	714	457
Agility	28,479	29,030
Total Consolidated	$58,833	$57,254

	September 30, 2021	December 31, 2020
Goodwill:
Agility	$2,143	$2,150
Total Consolidated	$2,143	$2,150
(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The following table summarizes revenues by geographic region (determined and based upon customer’s domicile) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

United States	$9,467	$6,613	$26,761	$19,561
United Kingdom	2,912	2,832	8,709	8,284
The Netherlands	1,750	1,704	5,012	5,003
Canada	1,469	1,434	4,556	4,304
Others - principally Europe	1,852	1,970	5,428	5,794
Totals	$17,450	$14,553	$50,466	$42,946

Long-lived assets as of September 30, 2021 and December 31, 2020 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2021	2020
United States	$4,367	$4,045

Foreign countries:
Canada	9,238	9,044
Philippines	4,162	4,545
United Kingdom	1,577	1,759
India	1,140	930
Sri Lanka	194	319
Israel	-	1
Total foreign	16,311	16,598
Totals	$20,678	$20,643

Long-lived assets include the unamortized balance of right-of-use assets amounting to $5.9 million and $6.6 million as of September 30, 2021 and December 31, 2020, respectively.

One client in the DDS segment generated approximately 10% and 13% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 46% and 55% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. One client in the DDS segment generated approximately 11% and 14% of the Company's total revenues for the nine months ended September 30, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 47% and 54% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, approximately 44% of the Company’s accounts receivable was from foreign (principally European) clients and 34% of the Company’s accounts receivable was due from three clients. As of December 31, 2020, approximately 55% of the Company’s accounts receivable was from foreign (principally European) clients and 36% of the Company’s accounts receivable was due from three clients.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

10.          Income (Loss) Per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(800)	$206	$(505)	$(568)
Weighted average common shares outstanding	26,971	24,470	26,459	24,427
Dilutive effect of outstanding options	-	790	-	-
Adjusted for dilutive computation	26,971	25,260	26,459	24,427

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

Options to purchase 5.1 million shares of common stock for the three months ended September 30, 2021 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive. Options to purchase 2.3 million shares of common stock for the three months ended September 30, 2020 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 5.1 million and 7.0 million shares of common stock for the nine months ended September 30, 2021 and 2020, respectively, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes.  All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $21.5 million as of September 30, 2021. There were no outstanding derivatives not designated as hedges as of September 30, 2021. The total notional amount for outstanding derivatives not designated as hedges was $7.0 million as of December 31, 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance Sheet Location	Fair Value
		2021	2020
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$532	$-

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$48

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss recognized in OCI(1)	$(302)	$12	$(536)	$(154)
Net loss reclassified from accumulated OCI into income(2)	$37	$39	$4	$121
Net gain recognized in income(3)	$-	$-	$-	$-
(1)	Net change in fair value of the effective portion classified into other comprehensive income ("OCI").
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

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

We developed our capabilities and honed our customer- and quality-centric culture progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately five years ago, we formed Innodata Labs, a research and development (“R&D”) center, to research, develop and apply ML and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights. We anticipate this strategy will enable us to accelerate growth.

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

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three or nine months ended September 30, 2021.

The situation surrounding the COVID-19 crisis remains fluid and the extent and duration of its impact to the economy remains unclear. For this reason, we cannot reasonably estimate with any degree of certainty the future impact that it may have on our results of operations and financial condition. The potential for a material impact on our results of operations and financial position increases the longer COVID-19 affects the level of economic activity in the United States and globally.

With the current level of demand for our services, we believe we have existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of the filing of this Report (refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information). In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by reducing capital expenditures, deferring investment activities, and reducing operating costs as we would likely have no other sources of liquidity to support ongoing operations in a manner that is not significantly detrimental to the business.

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

Three Months Ended September 30, 2021 and 2020

Revenues

Total revenues were $17.5 million for the three months ended September 30, 2021, compared to $14.6 million for the three months ended September 30, 2020, an increase of approximately $2.9 million or 20%. The increase was primarily attributable to new clients and higher volume in the DDS and Agility segments, offset in part by a decrease in volume in the Synodex segment.

Revenues from the DDS segment were $13.3 million for the three months ended September 30, 2021, compared to $10.6 million for the three months ended September 30, 2020, an increase of approximately $2.7 million or 25%. The increase was primarily attributable to two new clients.

Revenues from the Synodex segment were $1.0 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020, a decrease of approximately $0.2 million or 17%. The decrease was primarily attributed to lower volumes from two existing clients.

Revenues from the Agility segment were $3.2 million for the three months ended September 30, 2021, compared to $2.8 million for the three months ended September 30, 2020, an increase of approximately $0.4 million or 14%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One client in the DDS segment generated approximately 10% and 13% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 46% and 55% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our clients.

Direct operating costs were $10.7 million and $9.8 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.9 million. The increase was primarily due to higher direct and indirect labor costs of $1.2 million, offset in part by  $0.3 million of foreign exchange gains. Direct operating costs as a percentage of total revenues were 61% and 67% for the three months ended September 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the DDS and Agility segments, offset in part by decreased revenues in the Synodex segment and increased direct operating costs in all segments.

Direct operating costs for the DDS segment were approximately $7.7 million and $7.4 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.3 million. The increase was primarily due to higher direct and indirect labor costs of $0.6 million, offset in part by $0.3 million of foreign exchange gains. Direct operating costs as percentage of DDS segment revenues were 58% and 70% for the three months ended September 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to increased revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment was $1.2 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.3 million. The increase was primarily due to an increase in direct labor costs in anticipation of increased revenues in the coming quarters. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 120% and 75% for the three months ended September 30, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs and a decrease in revenues.

Direct operating costs for the Agility segment were $1.8 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.3 million. The increase was primarily due to higher software amortization costs during the quarter. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 56% and 54% for the three months ended September 30, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of segment revenues was primarily due to increase in direct operating costs offset in part by increased revenues from subscriptions to our Agility intelligent data platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $7.3 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $2.7 million. The increase was primarily due to higher payroll and payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment and professional fees to support the revenue growth plan across all business segments of $2.2 million, higher marketing related activities of $0.4 million, and a $0.1 million increase in other selling and administrative costs. Selling and administrative expenses as a percentage of total revenues were 42% and 32% for the three months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, and decreased revenues in the Synodex segment, offset in part by increased revenues in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $4.1 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.8 million. This increase was primarily due to higher payroll and payroll related costs of $0.8 million for new hires, commission, and bonuses. Selling, and administrative expenses as a percentage of DDS revenues were 31% for each of the three-month periods ended September 30, 2021 and 2020.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 30% and 17% for the three months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher expenditures and lower revenues.

Selling and administrative expenses for the Agility segment were $2.9 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $1.8 million. This increase was primarily due to higher payroll and payroll related costs of $1.2 million for new hires, stock-based compensation, commissions, incentives, marketing related activity costs of $0.4 million, recruitment fees of $0.1 million and other selling and administrative activities of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 91% and 39% for the three months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

Income Taxes

We recorded a provision for income taxes of $0.3 million for the three months ended September 30, 2021, compared to a tax benefit of $0.1 million for the three months ended September 30, 2020.

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

Net Loss

We incurred a net loss of $0.8 million during the three months ended September 30, 2021, compared to a net income of $0.2 million during the three months ended September 30, 2020. The $1.0 million change was a result of higher operating costs in all segments in the current quarter, offset in part by higher revenues in the DDS and Agility segments.

Net income for the DDS segment was $1.2 million for the three months ended September 30, 2021, compared to a net loss of $0.1 million for the three months ended September 30, 2020. The improvement of $1.3 million was primarily attributable due to higher revenues, partially offset by an increase in operating costs in the current quarter.

Net loss for the Synodex segment was $0.5 million for the three months ended September 30, 2021, compared to a net income of $0.1 million for the three months ended September 30, 2020. The $0.6 million change was due to higher operating expenses and lower revenues in the current quarter.

Net loss for the Agility segment was $1.5 million for the three months ended September 30, 2021, compared to net income of $0.2 million for the three months ended September 30, 2020. The $1.7 million change was due to higher operating costs, offset in part by higher revenues in the current quarter.

Nine months Ended September 30, 2021 and 2020

Revenues

Total revenues were $50.5 million for the nine months ended September 30, 2021, compared to $42.9 million for the nine months ended September 30, 2020, an increase of $7.6 million or 18%. The increase was primarily attributable to new clients and higher volume in the DDS and Agility segments, offset in part by a decrease in volume in the Synodex segment.

Revenues from the DDS segment were $38.0 million and $30.7 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of approximately $7.3 million or 24%. The increase in revenues was primarily attributable to higher volume from two existing clients and two new clients.

Revenues from the Synodex segment were $2.9 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $0.8 million or 22%. The decrease was primarily attributable to lower volumes from three existing clients.

Revenues from the Agility segment were $9.6 million and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1.1 million or 13%. The increase was attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One client in the DDS segment generated approximately 11% and 14% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. clients accounted for 47% and 54% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our clients.

Direct operating costs were $31.2 million and $29.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $2.0 million. This increase was primarily due to direct and indirect labor costs of $3.2 million, offset in part by a $0.8 million foreign exchange gain and a $0.4 million decrease in other direct operating expenditures. Direct operating costs as a percentage of total revenues were 62% and 68% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to increased revenues in the DDS and Agility segments, offset in part by decreased revenues in the Synodex segment and increased direct operating costs in all segments.

Direct operating costs for the DDS segment were approximately $23.1 million and $21.7 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1.4 million. This increase was primarily due to an increase in direct and indirect labor costs of $2.8 million, offset by a $0.8 million foreign exchange gain and a $0.6 million reduction in other direct operating expenditures. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 61% and 71% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to higher revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment were $2.7 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $0.1 million. The increase was primarily due to an increase in technology and direct labor costs in anticipation of increased revenues in the coming quarters. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 93% and 70% for the nine months ended September 30, 2021 and 2020, respectively. The increase in direct operating costs as a percentage of segment revenues during the quarter was primarily due to lower revenues and an increase in direct operating costs.

Direct operating costs for the Agility segment were $5.4 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $0.5 million. The increase was due to higher software amortization costs and new hires during the current period. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 56% and 58% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of segment revenues during the quarter was primarily due to higher revenue from subscriptions to our Agility AI-enabled platform and newswire products, offset in part by an increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative salaries, sales and marketing costs including commissions, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $19.8 million and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $6.0 million. This increase was primarily due to higher payroll and payroll related costs of $4.9 million for new hires, commissions, stock-based compensation, incentives, and bonuses, and higher marketing related costs of $1.1 million. Selling and administrative expenses as a percentage of total revenues were 39% and 32% for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments and decreased revenues in the Synodex segment, offset in part by increased revenues in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $11.8 million and $9.3 million for the nine months ended September 30, 2021 and 2020 respectively, an increase of $2.5 million. This increase was primarily due to higher payroll and payroll related costs of $2.2 million for new hires, commissions, stock-based compensation, and incentives, and an increase in marketing related costs of $0.3 million. DDS selling and administrative expenses as percentage of DDS revenues were 31% and 30% for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of DDS revenues was primarily attributable to higher expenditures, offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $0.9 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $0.3 million. The increase was primarily due to new hires. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 31% and 16% for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was attributable to higher expenditures and lower revenues.

Selling and administrative expenses for the Agility segment were $7.1 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3.2 million. This increase was primarily due to higher payroll and payroll-related costs of $2.5 million for new hires, commissions, stock-based compensation, and incentives, higher marketing related costs of $0.5 million, and an increase in professional and recruitment fees of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 74% and 46% for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures, offset in part by higher revenues.

Gain on PPP Loan Forgiveness

On May 4, 2020, the Company received loan proceeds of $579,700 under the Paycheck Protection Program which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended. On May 21, 2021, the Small Business Administration approved the Company’s loan forgiveness application for 100% of the loan proceeds.

Income Taxes

We recorded a provision for income taxes of $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.1 million increase is primarily due to a higher tax provision for our foreign subsidiaries in the nine months ended September 30, 2021.

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

Net Loss

Net loss was $0.6 million for the nine months ended September 30, 2021, compared to a net loss of $0.5 million for the nine months ended September 30, 2020.

Net income for the DDS segment was $3.0 million for the nine months ended September 30, 2021, compared to a net loss of $0.7 million for the nine months ended September 30, 2020. The improvement of $3.7 million was primarily attributable to a higher operating income of $3.2 million and a gain from the PPP loan forgiveness of $0.6 million, offset in part by a higher tax provision of $0.1 million in the current nine month period.

Net loss for the Synodex segment was $0.7 million for the nine months ended September 30, 2021, compared to a net income of $0.5 million for the nine months ended September 30, 2020. The $1.2 million change was due to lower revenues and higher expenses in the current nine month period.

Net loss for the Agility segment was $2.9 million for the nine months ended September 30, 2021, compared to a net loss of $0.3 million for the nine months ended September 30, 2020. The $2.6 million increase in net loss was due to higher operating costs partially offset by higher revenues in the current nine month period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$20,943	$17,573
Working capital	13,516	13,515

At September 30, 2021, we had cash and cash equivalents of $20.9 million, of which $13.5 million was held by our foreign subsidiaries, and $7.4 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of September 30, 2021, to indefinitely reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) hiring of sales personnel; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. We had working capital of approximately $13.5 million as of September 30, 2021 and December 31, 2020.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report. However, we have no bank facilities or lines of credit. Reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2021 was $5.6 million primarily on account of the following factors: our net loss for the period of $0.6 million; a source of $2.9 million from non-cash expenses consisting of depreciation and amortization of $2.1 million, stock-based compensation of $1.1 million and pension cost of $0.3 million, offset in part by a gain on loan forgiveness of $0.6 million. Net changes from working capital accounts further contributed an additional source of $3.3 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the nine months ended September 30, 2020 was $5.7 million primarily on account of the following factors: our net loss for the period of $0.5 million; a source of $2.6 million from non-cash expenses consisting of depreciation and amortization of $1.7 million, stock-based compensation of $0.7 million and pension cost of $0.6 million, offset in part by an increase in deferred tax provisions of $0.4 million; net changes from working capital accounts that contributed an additional source of $3.6 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2021 and 2020, cash used in our investing activities was $2.9 million and $1.1 million, respectively. These expenditures principally consisted of purchases of technology equipment including servers, network infrastructure and workstations.

During the next 12 months, we anticipate that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate $3.5 million to $4 million.

The source of funds for the anticipated capital expenditures is expected to be cash generated from our operations.

Net Cash Provided by (Used in)Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was from proceeds from stock option exercises of $2.2 million. Cash paid for withholding taxes on net settlement exercises for the nine months ended September 30, 2021 was $0.8 million. Payments of long-term obligations were $0.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The significant accounting policies used in preparing our condensed consolidated financial statements contained in this Report are the same as those described in the Company’s Annual Report on Form 10-K, unless otherwise noted, and we believe those critical accounting policies affect our more significant estimates and judgments in the preparation of our condensed consolidated financial statements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the nine months ended September 30, 2021.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021(unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	November 4, 2021	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	November 4, 2021	/s/ Mark A. Spelker
Mark A. Spelker
Chief Financial Officer and Principal Accounting Officer