Form 10-K
period 2021-12-31
INNODATA INC
filed 2022-03-24
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	INOD	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2021) was $169,943,872.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of March 18, 2022 was 27,163,485.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2021

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; impacts resulting from the rapidly evolving conflict between Russia and the Ukraine; that contracts may be terminated by clients; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these clients to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of clients; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy, such as our re-design of our solutions and product portfolio in 2019; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our clients and prospective clients to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, client, employee or Company information, or service interruptions; and the risks discussed in Part I, Item 1A. “Risk Factors” included in this Report, “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report and in our other filings that we may make with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business.

Business Overview

Innodata Inc. (NASDAQ: INOD) (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. Our mission is to deliver the promise of AI to the world’s most prestigious companies.

We provide AI-enabled software platforms and managed services to companies that require high-quality data for training AI and machine learning (ML) algorithms. We also provide AI digital transformation solutions and platforms to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry business processes, we provide AI-augmented software-as-a-service (SaaS) platforms and discrete managed services.

Our platforms and services are powered by Goldengate, our proprietary AI/ML platform, as well as other technologies we have developed. In addition, we bring to bear more than 4,500 employees spanning eight countries with expertise in data pertaining to many professional fields. Our hybrid approach of using AI/ML in conjunction with human experts enables us to deliver superior data quality with even the most complex and sensitive data.

We developed our capabilities and honed our customer- and quality-centric culture progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately six years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights. We anticipate this strategy will enable us to accelerate growth.

Market Opportunities

AI Data Annotation

Companies across industry verticals are increasingly seeking to develop AI-based applications for an ever-increasing variety of use cases such as self-driving cars, surveillance systems, automated medical diagnostics, digital assistants and chatbots, content moderation, robotics and contract review. These applications depend upon high-performing AI algorithms in areas such as speech recognition, image recognition, and text recognition.

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

We utilize a variety of leading third-party image and video annotation tools. For text, we use our proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary text annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. It also encapsulates many of the innovations we have conceived of in the course of our 30-year history of creating high-quality data. In November 2021 we announced the general availability of our text annotation platform for customer use which we anticipate will be a source of competitive differentiation and SaaS licensing revenue.

The AI data training market is expected to grow to $3.5 billion by the end of 2024,2 essentially proxying the enormous growth expected in AI system spending overall ($85.3 billion in 2021, $204 billion in 2025, a 24.5% CAGR).3 Similarly, the global data annotation tools market was valued at $695 million in 2019, projected to reach $6.5 billion by 2027, which is a CAGR of 33%.4

1 Data Preparation & Labeling for AI 2020, Cognilytica Research (Jan. 31, 2020)

2 Data Preparation & Labeling for AI 2020, Cognilytica Research (Jan. 31, 2020)

3 Worldwide Artificial Intelligence Systems Spending Guide, IDC (Aug. 30, 2021)

4 Data Annotation Tools Market to 2027 - Global Analysis and Forecasts by Type; Annotation Type; End-user, ReportLinker, (Mar. 2020)

AI Digital Transformation

We also provide AI solutions and platforms to companies that intensively process textual data and seek to obtain the benefits of AI/ML technologies without having to develop AI/ML engineering capabilities in-house. For such companies, we often integrate one or more of our pre-trained text processing algorithms as a foundation for an overall solution. Our algorithms are accessible as microservices via application programming interfaces (APIs), enabling easy integration.

In conjunction with AI digital transformation, we often provide a range of data engineering support services, including data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management.

Our customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns our AI digital transformation solutions and platforms offer.

The document analytics market - a subset of the overall AI market - is expected to grow at a CAGR of 48.1% from 2020 to 2027, reaching $12.45 billion by 2027.5 Meanwhile, overall enterprise AI spend is projected to reach $53.06 billion by 2026, registering a CAGR of 35.4% from 2019 to 2026.6

Industry AI Platforms

Our industry platforms address specific, niche market requirements that we believe we can fulfill in large part with our AI/ML technologies. We deploy these industry platforms as software-as-a-service (SaaS) and as managed services. To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and an industry platform for public relations (which we brand as “Agility PR Solutions”).

Our Synodex industry platform transforms medical records into useable digital data organized in accordance with our proprietary data models or customer data models. At the end of 2021, we had 18 customers utilizing our Synodex platform, including John Hancock Insurance, the insurance operating unit of John Hancock Financial (a division of Manulife) and one of the largest life insurers in the United States. As we further integrate AI into the platform, we aim to address the needs of the healthcare sector, which is increasingly seeking to search, analyze, and interpret vast volumes of patient data, improve clinical documentation and make computer-assisted coding more efficient. The global artificial intelligence (AI) in healthcare market is forecast to reach a market size of $67.4 billion by 2027, up from $6.9 billion in 2021, with a CAGR of 46.2%.7

Our Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media. Agility is now ranked by software review site G2 Crowd as meeting the requirements of customers better than its two largest competitors that have combined revenues of over $1 billion.8 Agility operates in the $4.8 billion media intelligence solutions market.9

The Company’s operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

5 Document Analytics Market by Product Type (Solution and Services), Deployment Type, Industry Vertical (BFSI, Government, Healthcare, Retail and ecommerce, Manufacturing, Transportation), Organization Size, and Region - Global Forecast to 2027, Meticulous Research®, (Mar. 2021)

6 Enterprise Artificial Intelligence (AI) Market Outlook-2026, Allied Market Research (2020)

7 Artificial Intelligence In Healthcare Market By Offering (Hardware, Software), By Technology (Machine Learning, Context-Aware Computing, Natural Language Processing, Computer Vision), By End-Use (Hospitals & Healthcare Providers), and Region Forecast To 2027, Markets and Markets Research Private Ltd.(Oct. 2021)

8 https://www.agilitypr.com/wp-content/uploads/2022/01/G2-Comparison.pdf

9 Strong Growth in Spending on Media Intelligence Software & Information – Burton-Taylor Report, Burton-Taylor International Consulting, (Apr. 27, 2021)

Competitive Strengths

Our Data Quality

We believe we achieve industry-leading data quality by leveraging our technology, our large staff of human experts, and the culture we have cultivated over many years of providing high-quality data to the most demanding customers.

For the past six years, we have been designing and refining our approach for combining human experts and AI to produce large-scale, highly accurate data. In our approach, AI networks automatically perform much of the required processing and human experts perform processing that the AI cannot perform at a high level of confidence. The human output is fed back into the AI networks, which, as a result, “learn” and become “smarter” over time, achieving progressively greater levels of automation while maintaining the highest levels of quality. (See “Our Technology”, below.)

Our 4,000+ experts have deep domain knowledge in a wide diversity of data domains. They are selected on the basis of data acumen, analytical ability, and deep domain proficiency. (See “Our Domain Experts”, below.)

Our culture of quality is critical to achieving and sustaining high data quality. Our culture has been cultivated over our decades of experience performing data-related tasks for leading global companies, including the four largest global information companies with which we have 10-plus year relationships building and maintaining many of their leading data products.

We maintain independent quality assurance centers that comply with the ISO 9001:2008 quality management system standards.

Our Domain Experts

We have over 4,000 employees with deep data domain expertise in various fields, including law, sciences, health, finance, and technology. Many of them hold advanced degrees. They process data in over 25 languages. For annotating complex or sensitive data, our expert staff provides an attractive alternative to the crowdsourced labor pools utilized by many of our competitors typically for mundane tasks. They are especially well-suited for high-context data, such as legal contract classification, medical images, medical records, and scientific and legal literature.

Our Technology

Over the past five years, we have built a technology infrastructure that automates complex data annotation and other data engineering tasks. Our technology infrastructure combines advanced dataflow, deep learning (a branch of AI), and purpose-built applications used by human experts, which we refer to as “workbenches”. This infrastructure enables us to perform data annotation and other data engineering tasks at progressively higher levels of efficiency without compromising quality as it continuously learns from human experts.

Our proprietary, state-of-the-art Goldengate platform is our core AI technology stack. Goldengate accepts a wide range of documents – including images, PDFs, and web copy – and performs a series of cognitive tasks to extract intelligence and create analytical data that people can use for generating inferences and powering analytical applications. It serves up no-code AI with transfer learning built on generative language models we have developed over the past six years of deploying industrial deep neural networks. Goldengate serves as the foundational technology for the AI projects we perform for customers, as well as the AI-under-the-hood that powers our data annotation platform and our industry platforms. One of the main benefits of the platform is that it’s “no-code”, so it doesn’t require a large number of data scientists to build models or require a data science platform to orchestrate models and update models. Using Goldengate in combination with our SMEs, we are able to build high-performing, cutting-edge models that address real-world problems. In 2021 we further AI-enabled Synodex, Agility and our data annotation platform using Goldengate; in 2022, we intend to commercialize it further as both a customer-facing technology and as the engine under other potential industry solutions.

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

To support our Agility industry platform, we have built a fully scalable, cloud-based infrastructure that powers a SaaS experience for global customers on a 24/7 basis. It includes (i) an AI/ML-powered big data media intelligence platform that indexes two billion media items per year, powering media monitoring, media enrichment, and media database APIs; (ii) a full targeting workflow platform that integrates media targeting, content curation, content distribution, integrated newswires, and a newsroom; (iii) a comprehensive database of more than one million global media influencers and journalists; (iv) a media monitoring and analytics engine; and (v) a workflow platform for media database research combining AI and machine learning to streamline research workflows for discovery and maintenance of our database.

To support our Synodex industry platform, we have built technologies for transforming imaged medical records and HL7/FHIR electronic health records (EHR) systems into digital data conforming to proprietary insurance medical data dictionaries that span diseases and impairments, diagnostic tests, pharmacology and support industry standard codes such as ICD-10 as well as rules engines for processing, analyzing and displaying the digital data.

Our Infrastructure

Our infrastructure supports a range of strategies to suit our customers’ requirements for data security, compliance, scalability and reliability. Our user endpoints are secured with cloud-managed security solutions consisting of firewall, IDS/IPS, vulnerability scanning and patch management engines. We host data and applications in our own data centers at our operations centers, in our customers’ data centers, and on third-party cloud services that provide the benefit of “infinite scalability” of hardware resources. Our data operations are linked by multiple redundant network connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks, Network Attached Storage and data centers – are configured with industry standard redundancy, often with more than one backup to establish 24x7 availability. In 2021, our Wide Area Network had 99.96% uptime excluding scheduled maintenance. We encrypt all sensitive information, both at rest and in transit, to the Advanced Encryption Standard (AES) 256 or similar standard, and we employ a range of security features, including industry-leading managed firewalls and intrusion detection and prevention services. (See “Information Security”, below.)

Our Breath of Capabilities

We are able to address customers at their highest point of need. For example, we may provide data annotation for a data sciences team at a bank that is building an AI application to manage complex loan agreements. For another banking customer with the same requirement but without a sophisticated data sciences team, we might provide a full AI/ML solution built on our proprietary Goldengate AI platform that extracts key data points from the loan agreements and outputs normalized digital data via an API to the bank’s existing application. For still another banking customer that also lacked such an application, we might provide a data analytics platform.

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

Our Outcomes Orientation

We have developed a strong customer-centric culture and a set of values designed around achieving promised outcomes for our customers. This includes proactive communication, innovation, transparency, and empathy.

Growth Strategy

Our strategy for growth is to align to and serve large, dynamic and rapidly growing markets related to the deployment of AI/ML in businesses. Our solutions and platforms leverage the technology, human resources, and culture of fanaticism for data quality that we have developed over the past 30 years, as well as the AI/ML research and development we have invested in over the past six years.

We intend to invest significantly in scaling our sales and marketing. In 2021 we expanded our sales force by close to 400%, ending 2021 with a sales team of 115. We expect this will deliver significant returns in future years.

We also plan to continue to invest in our proprietary Goldengate AI/ML platform and in the continued development of new SaaS platforms as sources of competitive advantage. We have also invested in building a proprietary resource management platform geared specifically to managing remote staff and freelancers. Prior to the global pandemic, our operating model was to almost exclusively use full-time employees working from large production centers. Propelled by the need to shift to remote working, we are presently near 100% cloud-based and remote, which has enabled us to lower fixed operating costs and achieve greater scalability.

We expect to fully fund these investments for growth from our internal resources without need for outside financing.

Our Customers

Our customers include leading businesses across multiple verticals including banking, insurance, financial services, technology, digital retailing and information/media. One customer in the DDS segment generated approximately 11% and 14% of the Company’s total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2021 and 2020, revenues from non-U.S. customers accounted for 45% and 54%, respectively, of the Company’s revenues.

We have long-standing relationships with many of our customers, and we have provided services to the customer referenced in the preceding paragraph for over ten years. Our track record of delivering high-quality services helps us to solidify customer relationships. Many of our customers are recurring customers, meaning that they have continued to provide additional projects to us after our initial engagement with them.

Our agreements with our customers are in many cases terminable on 30 to 90 days’ notice. A substantial portion of the services we provide to our customers is subject to their requirements.

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

In addition to our executive-level business development professionals and sales and marketing personnel, we also deploy solutions architects, technical support experts and consultants who support the development of new customers and new customer engagements. These resources work within teams (both permanent and ad hoc) that provide support to customers.

Our marketing department and sales professionals work together to generate leads. Our sales professionals identify and qualify prospects, securing direct personal access to decision makers at existing and prospective customers. They facilitate interactions between customer personnel and our service teams to define ways in which we can assist customers with their goals. For each prospective customer engagement, we assemble a team of our senior employees drawn from various disciplines within our Company. The team members assume assigned roles in a formalized process, using their combined knowledge and experience to understand the customer’s goals and collaborate with the customer on a solution.

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

Sales activities include lead generation, nurturing leads, engaging in discussions with prospective customers to understand their needs, demonstrating our products, designing solutions, responding to requests for proposals, and managing account and customer relationships and activities.

Personnel from our solutions analysis group, our customer services group and our engineering services group closely support our direct sales effort. These individuals assist the sales force in understanding the technical needs of customers and providing responses to these needs, including demonstrations, prototypes, pricing quotations and time estimates. In addition, account managers from our customer service group support our direct sales effort by providing ongoing project-level support to our customers.

Competition

Major competitors across industry verticals include Amazon Sagemaker Ground Truth, Appen, CloudFactory, Defined Crowd, Deepen.ai, Lionbridge, Samasource, Scale AI, several of which are large firms with established client bases, as well as technology service providers such as Cognizant Technology Solutions, ExlService Holdings, Inc., Genpact Limited, Infosys, and Tata Consultancy Services.

We compete in the data engineering market by offering high-quality services and competitive pricing that leverage our technical platforms, IT infrastructure, offshore domain experts and economies of scale. Our competitive advantages are especially attractive to customers for undertakings that are complex, mission-critical, sizable in scope or scale, or that require high levels of information security.

Each of our industry platforms has its discrete set of competitors. Major competitors for our Synodex industry platform are Risk Righter, eNoah, Parameds, Aosta and a few BPO companies, several of which are large firms with established customer bases. We also compete with in-house personnel at existing or prospective customers who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs.

Our Agility industry platform competes with Meltwater, Cision, Kantar, and Intrado, several of which are large firms with established customer bases, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases. Our competitors also include social media listening companies and start-ups offering platforms to amplify messages by targeting social media influencers.

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

Innodata enters into confidentiality agreements with its employees, contractors and customers, and limits access to and distribution of Innodata’s and Innodata’s customers’ proprietary information. Innodata cannot assure that these arrangements will be adequate to deter misappropriation of its proprietary information or that it will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Information Security

Our operations facilities in Asia and our data centers are certified to information security management standard - ISO27001:2013. We have deployed multi-layered security consisting of a wide range of security controls and measures such as two-factor authentication, patch management, full disk encryption system, anti-virus with firewall and IDS/IPS capability, redundant next generation firewalls with intrusion detection and prevention feature sets, and we utilize appropriately certified cloud resources. When we are processing personally identifiable information covered by HIPAA, we utilize U.S.-based, co-located data centers or HIPAA compliant cloud computing services with advanced data encryption (AES 256 or comparable) applied to data at rest and in motion.

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

Research and Development

Our Innodata Labs researches and develops AI-based technologies that we utilize in our operations and with our customers. The Innodata Labs team is comprised of data scientists, including data scientists who have published leading papers on discrete topics in data science and have earned PhD degrees in fields such as data entity extraction.

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

Therefore, as we set out on our AI journey six years ago, we made a concomitant commitment to do our part to help economically disadvantaged youth (especially young women) in these communities become technology-savvy. It was our aspiration that they become empowered beneficiaries of an AI-enabled world rather than its victims.

From 2016 to 2021, our employees have contributed over 1,600 person days to our I-Hope program. I-Hope has built 14 fully-functional computer labs at schools across India, the Philippines, and Sri Lanka, and has donated over 110,000 books and other educational materials to schools and a public library. We believe these efforts stand to benefit approximately 70,000 students, teachers and the members of the general public. As a direct result of our work, we believe approximately 5,700 more children are now technology proficient and ready to take on challenges of navigating an increasingly AI-enabled world. In 2021, we were the proud recipients of the Corporate Excellence Awards in CSR Programs and Health, Safety, and Environment Programs 2020-2021 issued by Cebu IT-BTM Organization (CIB.O), and the DSWD Philippines (Department of Social Welfare & Development) Regional Citation Award.

Our goal is to technology-enable 24,000 children by 2025, and we will be devoting a portion of our revenue to this worthy goal.

Employees

As of December 31, 2021, we employed 225 persons in the United States, Canada and the United Kingdom, and 4,706 persons in the Philippines, India, Sri Lanka, Canada, Germany, and Israel, and we had 4,878 full-time employees. Many of our employees hold advanced degrees in specialized fields such as law, business, technology, medicine, and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

Risks Related to Our Business and Operations

We have historically relied on a limited number of clients that have accounted for a significant portion of our revenues, and our results of operations could be adversely affected if we were to lose one or more of these significant clients.

We have historically relied on a limited number of clients that have accounted for a significant portion of our revenues. One client in the DDS segment generated approximately 11% and 14% of the Company’s total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2021 and 2020, revenues from non-U.S. clients accounted for 45% and 54%, respectively, of the Company’s revenues. We may lose one or more of these clients, or our other major clients, as a result of our failure to meet or satisfy our client’s requirements, the completion or termination of a project or engagement, or the client’s selection of another service provider.

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

Our success is dependent on our ability to successfully develop new services, platforms and solutions and enhance our existing services, platforms and solutions, and market acceptance of these offerings and our ability to compete with new vendors with lean cost and flexible cost models.

The information technology and artificial intelligence (AI) industries are characterized by rapid technological change, evolving industry standards, changing client preferences, new product and service introductions and the emergence of new vendors with lean cost and flexible cost models. Our future success will depend on our ability to successfully develop services, platforms and solutions that keep pace with changes in our addressable markets, and the acceptance of these services, platforms and solutions by our existing and target clients. We cannot guarantee that we will be successful in developing new services, platforms and solutions, addressing evolving technologies on a timely or cost-effective basis or, if these services, platforms and solutions are developed, that we will be successful in the marketplace. We also cannot guarantee that we will be able to compete effectively with new vendors offering lean cost and flexible cost models, or that products, services or technologies developed by others will not render our services, platforms and solutions non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We operate in highly competitive markets. While we invest in developing and pursuing new services, platforms and solutions, our profitability could be reduced if these services, platforms and solutions do not yield the profit margins we expect, or if the new offerings do not generate the planned revenues.

The markets for our services, platforms and solutions are highly competitive. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources and greater name recognition than we do. There are relatively few barriers preventing companies from entering the markets in which we operate. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective clients who may attempt to duplicate our offerings using their own personnel.

We have made and continue to make significant investments towards building-out new capabilities to pursue growth. These investments increase our costs, and if these new capabilities do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue proportionately, our profitability may be reduced, or we may incur losses. If we are not able to compete effectively in the markets we serve or if we are not able to successfully develop new services, platforms and solutions, our revenues and results of operations could be adversely affected.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City, and our Agility business is headquartered in Ottawa, Canada. We have delivery centers in the Philippines, India, Sri Lanka, Canada, the United Kingdom, Israel, and Germany. Our employees are geographically dispersed, as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts, our ability to execute our business plans may be adversely affected.

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

We use a distributed global resource model. Our North American workforce provides services from the U.S. and Canada, and the balance of our workforce provides services from the Philippines, India, Sri Lanka, the United Kingdom, Israel and Germany. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our clients’ sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete client projects on time, or provide services to our clients. This, in turn, could lead to client dissatisfaction and an adverse effect on our business, results of operations and financial condition.

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

The major part of our operations is carried on in the Philippines, India, Sri Lanka, Canada, the United Kingdom, Israel, and Germany, while our headquarters are in the U.S., and our clients are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate, tax authorities have exercised, and may continue to exercise, significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international business activities include:

●	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;
●	local competition, particularly in the Philippines, India and Sri Lanka;
●	imposition of public sector controls;
●	trade and tariff restrictions;
●	price or exchange controls;
●	currency control regulations;

●	foreign tax consequences;
●	data privacy laws and regulation;
●	labor disputes and related litigation and liability;
●	intellectual property laws and enforcement practices;
●	limitations on repatriation of earnings; and
●	changing laws and regulations, occasionally with retroactive effect.

One or more of these factors could adversely affect our business, financial condition and results of operations.

Political uncertainty, political unrest, terrorism, and natural calamities in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those countries, which in turn could disrupt our business and adversely impact our results of operations and financial condition.

Our operations located in the Philippines, India, Sri Lanka and Israel are in countries that remain vulnerable to disruptions from political uncertainty, political unrest, terrorist acts, and natural calamities.

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

The continuing effects of the COVID-19 pandemic could materially adversely affect our results of operations and financial condition.

The novel coronavirus disease 2019 (“COVID-19”), which the World Health Organization declared a pandemic on March 11, 2020, continues to spread throughout the world. COVID-19 has created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. In response to COVID-19, countries and local governments have at times imposed restrictions on the operations of non-essential businesses and services, imposed travel restrictions and implemented societal lockdowns. Additionally, companies are taking precautions, such as requiring employees to work remotely and temporarily closing businesses. All of these factors have had, and are likely to continue to have, a severe adverse effect on global economic conditions, underemployment and unemployment, consumer spending and reductions in non-essential spending by governments and private companies, as well as uncertainty in financial markets. We have experienced limited operational disruptions and declines in customer demand for services to date; however, depending upon the extent duration and evolution of the COVID-19 pandemic, including the introduction of new COVID-19 variants or the spread of existing COVID-19 variants, we may experience a material adverse effect on our results of operations and financial condition as a result of the effects of COVID-19.

In response to the declaration of the COVID-19 pandemic in March 2020 we triggered our Business Continuity Plan for our global delivery centers and offices, enabling us to continue operations while safeguarding the health and welfare of our employees. While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our financial condition or results of operations for the year ended December 31, 2021.

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

Terrorist attacks and other acts of violence or war could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, acts of violence or war may make travel more difficult and may effectively curtail our ability to serve our clients’ needs, any of which could adversely affect our results of operations.

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

Our disclosure controls and procedures were not effective as of December 31, 2021, and as a result, it is possible that our disclosure controls and procedures will not prevent or detect all errors and all instances of fraud. The ineffective disclosure controls and procedures could cause investors to lose confidence in our reported financial information and have a negative effect on the market prices for our common stock.

We are required to maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as December 31, 2021 and concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Ineffective disclosure controls and procedures could restrict our ability to access the capital markets, require significant resources to correct, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our common stock.

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

A large portion of our accounts receivable is payable by a limited number of clients; the inability of any of these clients to pay its obligations could adversely affect our results of operations.

Several significant clients account for a large percentage of our accounts receivable. If any of these clients were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations could be materially adversely affected. As of December 31, 2021, 57% or $6.3 million, of our accounts receivable was due from six clients.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income ranged from income of approximately $1.2 million in the fourth quarter of 2020 to a loss of approximately $1.2 million in the fourth quarter of 2021.

We experience fluctuations in our revenue and results of operations as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely or on terms that are as attractive to us as the project that is being replaced. These and other factors may contribute to fluctuations in our results of operations from quarter to quarter.

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

The Philippines, India and Sri Lanka have, at times, experienced high rates of inflation, as well as major fluctuations in the exchange rate between such foreign currencies and the U.S. dollar.

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

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (“OID Services”), and not under the category of business support services (“BS Services”) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Our management disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable to pay interest and penalties. The revenue of our Indian subsidiary during this period was approximately $63.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment, in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. Management disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the Company’s assessment, in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

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

A significant portion of our operations are conducted outside the U.S. Despite our access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $50.0 million at December 31, 2021. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our services are primarily performed from our Ridgefield Park, New Jersey headquarters and overseas delivery centers in the Philippines, India, Sri Lanka, Canada, the United Kingdom, Israel and Germany all of which are leased. The square footage of all our leased properties totals approximately 163,500. Our leased properties in the Philippines, Sri Lanka, Germany and Israel are primarily used by our DDS segment; our leased property in India is primarily used by our DDS and Synodex segments; and our leased property in Canada and the United Kingdom is primarily used by our Agility segment. Our leased property in the United States is our corporate headquarters and is used by all segments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD”. On February 10, 2022, there were 60 stockholders of record of the Company’s Common Stock based on information provided by the Company’s transfer agent. The number of stockholders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We did not have any sales of unregistered securities during the year ended December 31, 2021. We do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of December 31, 2021:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	5,536,896	$2.66	1,926,154

Equity compensation plans
approved by security holders (2)	-	-	1,800,000

Equity compensation plans
not approved by security holders	-	-	-
Total	5,536,896		3,726,154

(1) 2013 Stock Plan, approved by the stockholders, see Note 10, “Stock Options”, to the consolidated financial statements.

(2) 2021 Equity Compensation Plan, approved by stockholders, see Note 10, “Stock Options”, to the consolidated financial statements.

Purchase or Unregistered Sales of Equity Securities

We did not repurchase any shares of our common stock during 2021.

We did not have any sales of unregistered equity securities during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions based upon management’s current expectations. Our actual results could differ materially from the results referred to in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Report.

Executive Overview

We are a global data engineering company. We operate in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The following table sets forth certain financial data for the two years ended December 31, 2021 and 2020:

	(Dollars in millions)
	Years Ended December 31,
	2021	% of revenue	2020	% of revenue
Revenues	$69.7	100.0%	$58.2	100.0%
Direct operating costs	43.5	62.4%	38.4	66.0%
Selling and administrative expenses	27.9	40.0%	18.7	32.0%
Income (loss) from operations	(1.7)	(2.4)%	1.1	2.0%
Interest income (expense)	0.1		(0.1)
Gain on loan forgiveness	0.6		-
Income (loss) before provision for income taxes	(1.0)		1.0
Provision for income taxes	0.8		0.4
Net income (loss)	$(1.8)		$0.6

For a summary of our Critical Accounting Estimates and Policies, please refer to Note 1 of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Report.

Results of Operations

Amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

Total revenues were $69.7 million and $58.2 million for the years ended December 31, 2021 and 2020, respectively, an increase of $11.5 million or approximately 20%.

Revenues from the DDS segment were $52.6 million and $42.0 million for the years ended December 31, 2021 and 2020, respectively, an increase of $10.6 million or approximately 25%.  The increase was due to higher volume from one client, partially offset by lower volume from two clients.

Revenues from the Synodex segment were $4.2 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively, a decrease of $0.6 million or approximately 13%. The decrease was primarily due to lower volume from three clients.

Revenues from the Agility segment were $13.0 million and $11.4 million for the year ended December 31, 2021 and 2020 respectively, an increase of $1.6 million or approximately 14%. The increase was attributable to higher revenues from subscriptions to our Agility media database.

One client in the DDS segment generated approximately 11% and 14% of the Company’s total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2021 and 2020, revenues from non-U.S. clients accounted for 45% and 54% of the Company’s revenues respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services, and supplies, realized gain (loss) on forward contracts, foreign currency remeasurement gain (loss), and other direct expenses that are incurred in providing services to our clients.

Direct operating costs were $43.5 million and $38.4 million for the years ended December 31, 2021 and 2020, respectively, an increase of $5.1 million or approximately 13%. These cost increases primarily supported our current and growth initiatives. Direct operating costs increases include labor related costs of $5.6 million, higher amortization of capitalized developed software and depreciation of $0.8 million, and a reversal of a one-time charge of $0.4 million in the prior year for an assessment of retroactive foreign social security contributions that was successfully adjudicated. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.6 million, and continuing cost optimizations resulting in a reduction of occupancy and technology related costs of $1.1 million. Direct operating costs as percentage of total revenues were approximately 62% and 66% for the years ended December 31, 2021 and 2020, respectively. The decrease in direct operating costs as a percentage of revenues during the year was primarily due to increased revenue, offset in part by an increase in direct operating costs.

Direct operating costs for the DDS segment were $31.8 million and $28.5 million for the years ended December 31, 2021 and 2020, respectively, an increase of $3.3 million or approximately 12%. These cost increases primarily supported our current and growth initiatives. Direct operating costs increases include labor related costs of $4.1 million, a reversal of a one-time charge of $0.4 million in the prior year for an assessment of retroactive foreign social security contributions that was successfully adjudicated, and other increases of $0.3 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.6 million, and continuous cost optimization resulting in a reduction of occupancy and technology related costs of $0.9 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were approximately 60% and 68% for the years ended December 31, 2021 and 2020, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues during the year was primarily due to increased revenue, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment were approximately $4.4 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively, an increase of $1.0 million or approximately 29%. The increase was primarily due to labor-related costs supporting current and future growth initiatives. Direct operating costs for the Synodex segment as a percentage of segment revenues were approximately 105% and 71% for the years ended December 31, 2021 and 2020, respectively. The increase in direct operating costs of the Synodex as a percentage of Synodex segment revenues during the year was primarily due to decreased revenues and increased direct operating costs.

Direct operating costs for the Agility segment were approximately $7.3 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively, an increase of $0.8 million or approximately12%. This increase was primarily due to higher depreciation and amortization of capitalized developed software of $0.7 million and an increase in labor related costs of $0.1million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were approximately 56% and 57% for the years ended December 31, 2021 and 2020, respectively. The decrease in direct operating costs of the Agility as a percentage of Agility segment revenues during the year was primarily due to higher revenue from subscriptions to our Agility intelligent data platform and newswire products, offset in part by an increase in direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative payroll and related costs including, commissions, bonuses and stock-based compensation, marketing costs, new services research and related software development, third-party software, advertising and trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were approximately $27.9 million and $18.7 million for the years ended December 31, 2021 and 2020, respectively, an increase of $9.2 million or approximately 49%. These cost increases supported our business growth strategies for sales expansion and product expansion. Selling and administrative cost increases include payroll-related costs for new hires, including commissions, incentives and stock-based compensation to promote retention, and recruiting fees, of $7.5 million; marketing programs and activities to improve our visibility in the market of $1.6 million, and other increases of $0.1 million. Selling and administrative expenses as a percentage of total revenues were approximately 40% and 32% for the years ended December 31, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues during the year was primarily due to increased selling and administrative costs, offset in part by an increase in revenues.

Selling and administrative expenses for the DDS segment were approximately $15.5 million and $12.4 million for the years ended December 31, 2021 and 2020 respectively, an increase of $3.1 million or approximately 25%. These cost increases supported our business growth strategies for sales expansion and product expansion. Selling and administrative cost increases include payroll-related costs for new hires, including commission, incentives and stock-based compensation to promote retention, and recruiting fees, of $2.6 million; marketing programs and activities to improve our visibility in the market of $0.6 million, offset in part by other decreases of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenue were approximately 29% and 30% for the years ended December 31, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was due to increased selling and administrative expenses, offset by an increase in revenues.

Selling and administrative expenses for the Synodex segment were $1.3 million and $0.9 million for the years ended December 31, 2020 and 2021 respectively, an increase of $0.4 million or approximately 44%. This increase was primarily due to payroll related costs of new hires. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were approximately 31% and 19% for the years ended December 31, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was due to increased selling and administrative expenses and a decrease in revenues.

Selling and administrative expenses for the Agility segment were $11.1 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively, an increase of $5.7 million or approximately 106%. These cost increases supported our business growth strategies for sales expansion and product expansion. Selling and administrative cost increases include payroll-related costs for new hires, including commission, incentives and stock-based compensation to promote retention, and recruiting fees, of $4.5 million; marketing programs and activities to improve our visibility in the market of $1.0 million, and other increases of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were approximately 85% and 47% for the years ended December 31, 2021 and 2020, respectively. The increase in selling and administrative expenses as a percentage of revenues was due to increased selling and administrative expenses, offset in part by increased revenues.

Goodwill Impairment

On September 30, 2021, we performed our annual goodwill assessment for the Agility segment in accordance with the provisions of the FASB’s Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350)”, by using a single-step approach that evaluates the carrying value of the reporting unit and compares it against the reporting unit’s fair value. The Company determined that there was no impairment of long-lived intangible assets as of September 30, 2021.

Gain on PPP Loan Forgiveness

On May 4, 2020, we received loan proceeds of $579,700 under the Paycheck Protection Program (“PPP”) which was established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (“CARES Act”). On May 21, 2021, the Small Business Administration approved our loan forgiveness application for 100% of the loan proceeds.

Income Taxes

We recorded a provision for income taxes of approximately $0.8 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Tax-related charges primarily consisted of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate primarily due to the valuation allowance recorded on the deferred taxes on the U.S. and Canadian entities. See Note 4, “Income Taxes” of the notes to the consolidated financial statements for additional information.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2021 and 2020 are summarized in the table below:

	2021	2020
Federal income tax expense (benefit) at statutory rate	(21.0)%	21.0%
Effect of:
Change in valuation allowance	186.1	137.7
Effect of Section 162 (m)	29.9	-
Change in rates	12.2	(172.7)
Foreign operations permanent differences - foreign exchange gains and losses	9.5	(1.3)
State income tax net of federal benefit	1.9	(4.3)
Withholding tax	-	1.5
Deemed interest	(1.4)	(2.1)
Return to provision true up	(2.3)	(10.8)
Tax effects of foreign operations	2.0	57.7
Increase in unrecognized tax benefits (ASC 740)	(22.8)	31.5
Foreign rate differential	(31.8)	(8.6)
Effect of stock-based compensation	(72.1)	(10.9)
Other	(2.8)	(0.3)
Effective tax rate	87.4%	38.4%

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest earnings and profits in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted foreign earnings and profits amounted to approximately $50.0 million at December 31, 2021. If such foreign earnings and profits are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

Tax Assessments

In September 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. We disagree with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. We are vigorously contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by our Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable to pay interest and penalties. The revenue of our Indian subsidiary during this period was approximately $63.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on our assessment, in consultation with our tax counsel, we have not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, our Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. We disagree with the basis of this decision and are contesting it vigorously. We expect delays in our Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently have service tax credits of approximately $1.0 million recorded as a receivable. Based on our assessment, in consultation with our tax counsel, we have not recorded any tax liability for this case.

Net Income (Loss)

We had a net loss of $1.8 million during the year ended December 31, 2021, compared to a net income of $0.6 million during the year ended December 31, 2020.  The $2.4 million change was due to higher operating expenses of $14.3 million and an increase in tax provision of $0.4 million, partially offset by higher revenues of $11.6 million, gain on loan forgiveness of $0.6 million and net interest income of $0.1 million.

Net income for the DDS segment was $5.0 million for the year ended December 31, 2021, compared to a net income of $0.3 million for the year ended December 31, 2020. The $4.7 million improvement was due to higher revenues of $10.6 million, a gain on loan forgiveness of $0.6 million and net interest income of $0.1 million, partially offset by higher operating expenses of $6.4 million and tax provision of $0.2 million.

Net loss for the Synodex segment was $1.5 million for the year ended December 31, 2021, compared to net income of $0.5 million for the year ended December 31, 2020. The $2.0 million change was primarily due to higher operating expenses of $1.4 million and lower revenue of $0.6 million.

Net loss for the Agility segment was $5.3 million for the year ended December 31, 2021, compared to a net loss of $0.2 million for the year ended December 31, 2020. The $5.1 million increase in loss was primarily due to higher operating costs of $6.5 million and an increase in tax provision of $0.2 million, partially offset by an increase in revenues of $1.6 million.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2021	2020
Cash and cash equivalents	$18,902	$17,573
Working capital	12,658	13,515

On December 31, 2021, we had cash and cash equivalents of $18.9 million, of which $12.6 million was held by our foreign subsidiaries, and $6.3 million was held in the U.S. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of December 31, 2021, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our other operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2021, we had working capital of approximately $12.7 million, as compared to working capital of approximately $13.5 million as of December 31, 2020. The decrease in working capital is due to higher liabilities associated with payroll-related accruals.

Gain on PPP Loan Forgiveness

On May 4, 2020, we received loan proceeds of $579,700 under the PPP which was established as part of the CARES Act. On May 21, 2021, the Small Business Administration approved our loan forgiveness application for 100% of the loan proceeds.

Proceeds from stock option exercises for the year ended December 31, 2021 were $2.2 million.

We did not have any material commitments for capital expenditures as of December 31, 2021.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for at least 12 months from the date of issuance of these financial statements. However, as we have no bank facilities or lines of credit, reductions in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2021 was $5.1 million and was the result of the net loss of $1.8 million, the effect of adjustments for non-cash items of $4.6 million and sources of working capital of $2.3 million.

Adjustments for non-cash items primarily consisted of $2.9 million for depreciation and amortization, stock-based compensation of $1.8 million, pension cost of $ 0.5 million, offset in part by a gain on loan forgiveness of $0.6 million. Working capital activities primarily consisted of sources from a $4.4 million increase in accounts payable, accrued expenses and other, a $0.7 million increase in accrued salaries, wages and related benefits, a $0.5 million increase in prepaid expenses and other current assets and a $0.3 million increase in other assets, offset by a $1.9 million increase in accounts receivable and $1.7 million decrease in income and other taxes. Refer to the Consolidated Statements of Cash Flows for further details.

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

Our days’ sales outstanding were 56 days and 62 days December 31, 2021 and 2020, respectively. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the sum of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities was $4.4 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2021 amounting to $4.4 million consisted of $2.1 million for the Agility segment, $1.7 million for the DDS segment and $0.6 million for the Synodex segment.

For calendar year 2022, we anticipate that capital expenditures for ongoing technology, equipment, new platform development, and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was proceeds from stock option exercises of $2.2 million. Cash paid for withholding taxes on net settlement exercises of stock options for the year ended December 31, 2021 was $0.8 million. Payments of long-term obligations were $0.7 million for the year ended December 31, 2021.

Cash provided by financing activities for the year ended December 31, 2020 was proceeds from stock option exercises of $2.6 million and PPP loan proceeds of $0.6 million. Payments of long-term obligations were $0.9 million for the year ended December 31, 2020.

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

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. As of December 31, 2021, the aggregate notional amount of our hedges against the Indian rupee was approximately $9.7 million, and against the Philippine peso was approximately $10.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the most recent evaluation of the effectiveness of our disclosure controls and procedures, our principal executive officer and our principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective. We are in the process of implementing measures designed to improve our disclosure controls and procedures, including hiring a third-party consultant, more thoroughly documenting our policies and procedures, and conducting a more efficient review process. We expect to complete these remediation efforts in the second quarter of 2022.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Items 401, 405, if required, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K, including information about our directors and executive officers, is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, principal accounting officer and corporate controller. The text of the Company’s code of ethics is posted on its website at www.innodata.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable Nasdaq and SEC requirements.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference herein. The information called for under Item 403 of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.

Item 14. Principal Accountant’s Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)

Financial Statements. The following Report of Independent Registered Public Accounting firm,consolidated financial statements, and accompanying notes are included in Item 8. Index to Financial Statements:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

(a)(2)Exhibits – See Exhibit Index attached hereto, which is incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.
By	/s/ Jack S. Abuhoff
Jack S. Abuhoff

Chief Executive Officer and President
March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack S. Abuhoff	Chief Executive Officer and President	March 24, 2022
Jack S. Abuhoff	(Principal Executive Officer)

/s/ Marissa B. Espineli	Interim Chief Financial Officer	March 24, 2022
Marissa B. Espineli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Louise C. Forlenza	Director	March 24, 2022
Louise C. Forlenza

/s/ Stewart R. Massey	Director	March 24, 2022
Stewart R. Massey

/s/ Nauman (Nick) Toor	Director (Chairman)	March 24, 2022
Nauman (Nick) Toor

INNODATA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Innodata Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

1.    Measurement of the provision for income tax exposures

Description of Matter

The Company operates in various countries and is subject to income taxes in multiple tax jurisdictions, with complexities of transfer pricing and changing tax laws, and is involved in various tax cases with respective tax authorities. Uncertainties arise primarily from certain ongoing tax litigations and open tax years for its foreign subsidiaries. As described in Note 4 to the consolidated financial statements, at December 31, 2021, the Company has recorded unrecognized tax benefits of $1.8 million for uncertain tax positions.

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

How the matter was addressed in our audit:

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process of estimating the provision for income taxes including assessment of uncertain tax positions and those related to interpretation of tax laws and its application in the estimation of tax liabilities including uncertain tax positions.
●	Involving tax professionals with specialized skill and knowledge in domestic and international taxes, who assisted in:
o	inspecting the correspondences and assessment orders with applicable tax authorities
o	evaluating the Company’s interpretation of tax laws and their potential impact on uncertain tax positions
o	evaluating the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations.

/S/ BDO INDIA LLP

We have served as the Company’s auditor since 2020.

Mumbai, India

March 24, 2022

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,902	$17,573
Accounts receivable, net of allowance for doubtful accounts of $730 and $670, respectively	11,379	10,048
Prepaid expenses and other current assets	3,681	4,240
Total current assets	33,962	31,861
Property and equipment, net	2,947	1,852
Right-of-use-asset, net	5,621	6,610
Other assets	2,247	2,563
Deferred income taxes, net	1,950	2,187
Intangibles, net	10,347	10,031
Goodwill	2,143	2,150
Total assets	$59,217	$57,254
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,823	$1,435
Accrued expenses and other	7,564	3,490
Accrued salaries, wages and related benefits	6,391	5,719
Income and other taxes	3,213	5,000
Long-term obligations - current portion	1,279	1,712
Operating lease liability - current portion	1,034	990
Total current liabilities	21,304	18,346
Deferred income taxes, net	15	44
Long-term obligations, net of current portion	6,217	6,282
Operating lease liability, net of current portion	5,276	6,332
Total liabilities	32,812	31,004
Commitments and contingencies
Non-controlling interests	(3,522)	(3,390)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,347,000 shares issued and 27,163,000 outstanding at December 31, 2021 and 28,984,000 shares issued and 25,800,000 outstanding at December 31, 2020	303	289
Additional paid-in capital	35,121	31,921
Retained earnings	3,160	4,833
Accumulated other comprehensive loss	(2,192)	(938)
	36,392	36,105
Less: treasury stock, 3,184,000 shares at December 31, 2021 and 2020, at cost	(6,465)	(6,465)
Total stockholders’ equity	29,927	29,640
Total liabilities, non-controlling interests and stockholders’ equity	$59,217	$57,254

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands, except per share amounts)

	2021	2020
Revenues	$69,755	$58,240
Operating costs and expenses:
Direct operating costs	43,494	38,398
Selling and administrative expenses	27,912	18,662
	71,406	57,060
Income (loss) from operations	(1,651)	1,180
Interest income (expense), net	108	(135)
Gain on loan forgiveness	580	—
Income (loss) before provision for income taxes	(963)	1,045

Provision for income taxes	842	401

Consolidated net income (loss)	(1,805)	644

Income (loss) attributable to non-controlling interests	(132)	27

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,673)	$617

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	26,630	24,607
Diluted	26,630	25,573

Comprehensive income (loss):
Consolidated net income (loss)	$(1,805)	$644
Pension liability adjustment, net of taxes	(414)	(391)
Change in fair value of derivatives, net of taxes	(353)	(33)
Foreign currency translation adjustment	(487)	406
Other comprehensive loss	(1,254)	(18)
Total comprehensive income (loss)	(3,059)	626
Comprehensive income (loss) attributed to non-controlling interest	(132)	27
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,927)	$599

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2020	27,643	275	28,426	4,216	(920)	(3,184)	(6,465)	25,532
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	617	-	-	-	617
Purchase of treasury stock	-	-	-	-	-	-
Stock-based compensation	-	-	913	-	-	-	-	913
Stock option exercises	1,341	14	2,582	-	-	-	-	2,596
Pension liability adjustments, net of taxes	-	-	-	-	(391)	-	-	(391)
Foreign currency translation adjustment	-	-	-	-	406	-	-	406
Change in fair value of derivatives, net of taxes	-	-	-	-	(33)	-	-	(33)
December 31, 2020	28,984	289	31,921	4,833	(938)	(3,184)	(6,465)	29,640
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(1,673)	-	-	-	(1,673)
Stock-based compensation	-	-	1,750	-	-	-	-	1,750
Stock option exercises	1,556	13	2,214	-	-	-	-	2,227
Shares withheld for exercise settlement and taxes	(193)	1	(764)					(763)
Pension liability adjustments, net of taxes	-	-	-	-	(414)	-	-	(414)
Foreign currency translation adjustment	-	-	-	-	(487)	-	-	(487)
Change in fair value of derivatives, net of taxes	-	-	-	-	(353)	-	-	(353)
December 31, 2021	30,347	$303	$35,121	$3,160	$(2,192)	(3,184)	$(6,465)	$29,927

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$(1,805)	$644
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,869	2,266
Gain on loan forgiveness	(580)	-
Stock-based compensation	1,750	913
Deferred income taxes	88	(618)
Pension cost	507	791
Loss on disposal of property and equipment	-	48
Changes in operating assets and liabilities:
Accounts receivable	(1,872)	(481)
Prepaid expenses and other current assets	487	(555)
Other assets	311	270
Accounts payable, accrued expenses and other	4,441	155
Accrued salaries, wages and related benefits	685	1,449
Income and other taxes	(1,730)	778
Net cash provided by operating activities	5,151	5,660
Cash flows from investing activities:
Capital expenditures	(4,368)	(1,414)
Proceeds from disposal of property and equipment	-	39
Net cash used in investing activities	(4,368)	(1,375)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,227	2,596
Withholding taxes on net settlement of stock-based compensation	(763)	-
Payment of long-term obligations	(691)	(864)
Proceeds from bank loan	-	580
Net cash provided by (used in) financing activities	773	2,312
Effect of exchange rate changes on cash and cash equivalents	(227)	102
Net increase in cash and cash equivalents	1,329	6,699
Cash and cash equivalents, beginning of year	17,573	10,874
Cash and cash equivalents, end of year	$18,902	$17,573
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,540	$348
Cash paid for operating leases	$1,789	$2,286
Cash paid for interest	$28	$141

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business and Summary of Significant Accounting Estimates and Policies

Description of Business - Innodata Inc. (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering company. The Company’s mission is to deliver the promise of AI to the world’s most prestigious companies.

The Company provides AI-enabled software platforms and managed services to companies that require high-quality data for training AI and machine learning (ML) algorithms. The Company also provides AI digital transformation solutions and platforms to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry business processes, the Company provides AI-augmented software-as-a-service (SaaS) platforms and discrete managed services.

The Company’s platforms and services are powered by Goldengate, its proprietary AI/ML platform, as well as other technologies it has developed. In addition, the Company brings to bear more than 4,500 employees spanning eight countries with expertise in data pertaining to many professional fields. The Company’s hybrid approach of using AI/ML in conjunction with human experts enables the Company to deliver superior data quality with even the most complex and sensitive data.

The Company developed its capabilities and honed its customer- and quality-centric culture progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately six years ago, the Company formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to its large-scale, human-intensive data operations. In 2019, the Company began packaging the capabilities that emerged from its R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights. The Company anticipates this strategy will enable it to accelerate growth.

AI Data Annotation

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

The Company utilizes a variety of leading third-party image and video annotation tools. For text, the Company uses its proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. The Company’s proprietary text annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. It also encapsulates many of the innovations the Company has conceived of in the course of its 30-year history of creating high-quality data.

AI Digital Transformation

The Company also provides AI solutions and platforms to companies that intensively process textual data and seek to obtain the benefits of AI/ML technologies without having to develop AI/ML engineering capabilities in-house. For such companies, the Company often integrates one or more of its pre-trained text processing algorithms as a foundation for an overall solution. The Company’s algorithms are accessible as microservices via application programming interfaces (APIs), enabling easy integration.

In conjunction with AI digital transformation, the Company often provides a range of data engineering support services, including data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management.

The Company’s customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns of the Company’s AI digital transformation solutions and platforms.

Industry AI Platforms

The Company’s industry platforms address specific, niche market requirements that the Company believes it can fulfill in large part with its AI/ML technologies. The Company deploys these industry platforms as software-as-a-service (SaaS) and as managed services. To date, the Company has built an industry platform for medical records data extraction and transformation (which the Company brands as “Synodex®”) and an industry platform for public relations (which the Company brands as “Agility PR Solutions”).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Synodex industry platform transforms medical records into useable digital data organized in accordance with its proprietary data models or customer data models.

The Company’s Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media.

Critical Accounting Estimates and Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and the Synodex and docGenix limited liability companies that are majority-owned by the Company. The non-controlling interests in the Synodex and docGenix limited liability companies have call and put options that can be settled in cash or stock accordingly is presented in temporary equity in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities,the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation - The functional currency of the Company’s locations in the Philippines, India, Sri Lanka, Israel and Hong Kong is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at December 31, 2021 and 2020 are translated at the exchange rate in effect as of those dates. Nonmonetary assets, liabilities, and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were exchange (gains) losses resulting from such transactions of approximately $(533,000) and $108,000 for the years ended December 31, 2021 and 2020, respectively.

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

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs. The total notional value of designated outstanding foreign currency forward contracts at December 31, 2021 was $19.7 million. There were no non-designated hedges as of December 31, 2021. The total notional value of non-designated outstanding foreign currency forward contracts at December 31, 2020 was $6.9 million. There were no designated hedges as of December 31, 2020.

Cash Equivalents - For financial statement purposes, the Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Developed Software - the Company incurs development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally ranges between three and ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress as of December 31, 2021 and 2020 were $0.6 million and $1.4 million respectively. The cumulative completed capitalized developed software as of December 31, 2021 and 2020 were $8.6 million and $5.5 million respectively.

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2021. In performing the assessment, the Company adhered to the provisions of ASU 2017-04 by using a single step approach that determines the carrying value of goodwill and comparing it against the excess of the reporting unit’s fair value. Based on the Company’s assessment, the Company reached the conclusion that there was no goodwill impairment because the fair value of the Agility segment’s goodwill exceeded its carrying value.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive loss.

Accounting for Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as modified (“ASU 2016-02”), which replaced existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018. Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability. See Note 7, Operating Leases.

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. As of December 31, 2021, all of the Company’s leases are classified under operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value is determined using the Black-Scholes option-pricing model.

The stock-based compensation expense related to the Company’s stock plans were allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020

Direct operating costs	$178	$158
Selling and adminstrative expenses	1,572	755
Total stock-based compensation	$1,750	$913

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2021 and 2020, because of the relative short maturity of these instruments. See Note 14, Derivatives.

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

The accounting standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels are defined as follows:

●	Level 1: Unadjusted quoted price in active market for identical assets and liabilities.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 2: Inputs other than those included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

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

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2021, the Company had cash and cash equivalents of $18.9 million, of which $12.6 million was held by its foreign subsidiaries with local banks located mainly in Asia and $6.3 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

Deferred Revenue - Deferred revenue represents payments received from clients in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses on the accompanying consolidated balance sheets is deferred revenue amounting to $4.5 million and $1.2 million as of December 31, 2021 and 2020 , respectively. We expect to recognize substantially all of these performance obligations over the next 12 months.

Recent Accounting Pronouncements – In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard on January 1, 2021 and it had no material impact on the Company’s consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies ASC Topic 326, “Financial Instruments – Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a smaller reporting company, with early adoption permitted. The Company does not expect that the adoption of the new guidance will have a material impact on the Company’s condensed consolidated financial statements.

2.           Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2021	2020
Equipment	$12,834	$11,199
Computer software	4,399	5,186
Furniture and equipment	1,397	1,437
Leasehold improvements	3,287	3,267
Total	21,917	21,089
Less: accumulated depreciation and amortization	(18,970)	(19,237)
	$2,947	$1,852

The estimated useful lives of the property and equipment range between two years and ten years. Depreciation and amortization expense of property and equipment were approximately $0.9 million for the years ended December 31, 2021 and 2020, respectively.

3.           Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$2,150
Foreign currency translation adjustment	(7)
Balance as of December 31, 2021	$2,143

On September 30, 2021, The Company performed its annual goodwill assessment for the Agility segment in accordance with the provisions of ASU 2017-04, by using a single-step approach that determines the carrying value of the reporting unit and compares it against the reporting unit’s fair value. The Company determined that there was no impairment of long-lived assets, tangible or intangible, in any reporting units as of September 30, 2021.

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approaches using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million as of December 31, 2021, and 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	Company Acquired Intangible Assets					Capitalized Developed Software
							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	trade names	Patents	Database	Software	Progress	Total

Gross carrying amounts:
Balance as of January 1, 2021	$3,175	$2,228	$882	$45	$3,670	$5,507	$1,360	$16,867
Additions	-	-	-	-	-	376	2,005	2,381
Transfers	-	-	-	-	-	2,752	(2,752)	-
Foreign currency translation adjustment	(6)	-	(2)	-	(22)	(59)	22	(67)
Balance as of December 31, 2021	$3,169	$2,228	$880	$45	$3,648	$8,576	$635	$19,181
Accumulated amortization:
Balance as of January 1, 2021	$1,844	$1,192	$629	$29	$1,650	$1,492	$-	$6,836
Amortization expense	315	187	56	5	354	1,089	-	2,006
Foreign currency translation adjustment	(1)	(2)	-	-	1	(6)	-	(8)
Balance as of December 31, 2021	$2,158	$1,377	$685	$34	$2,005	$2,575	$-	$8,834
Net carrying amounts - December 31, 2021	$1,011	$851	$195	$11	$1,643	$6,001	$635	$10,347

							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	tradenames	Patents	Database	Software	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2020	$3,108	$2,177	$871	$43	$3,606	$2,962	$2,530	$15,297
Additions	-	-	-	-	-	-	1,247	1,247
Transfers	-	-	-	-	-	2,538	(2,538)	-
Foreign currency translation adjustment	67	51	11	2	64	7	121	323
Balance as of December 31, 2020	$3,175	$2,228	$882	$45	$3,670	$5,507	$1,360	$16,867

Accumulated amortization:
Balance as of January 1, 2020	$1,493	$983	$567	$24	$1,261	$1,040	$-	$5,368
Amortization expense	308	179	55	4	361	469	-	1,376
Foreign currency translation adjustment	43	30	7	1	28	(17)	-	92
Balance as of December 31, 2020	$1,844	$1,192	$629	$29	$1,650	$1,492	$-	$6,836

Net carrying values - December 31, 2020	$1,331	$1,036	$253	$16	$2,020	$4,015	$1,360	$10,031

The Company reclassified capitalized developed software, net of accumulated amortization, of $5.4 million at December 31, 2020 from Property and Equipment to Intangibles to conform to the current year’s presentation.

Amortization expense relating to acquisition-related intangible assets was approximately $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Amortization expense relating to capitalized developed software was approximately $1.1 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated annual amortization expense for intangible assets subsequent to December 31, 2021 is as follows (in thousands):

Year	Amortization

2022	$2,486
2023	2,196
2024	1,798
2025	1,211
2026	802
Thereafter	1,854
$10,347

4.           Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Current income tax expense (benefit):
Foreign	$728	$1,065
Federal	5	15
State and local	21	(61)
	754	1,019
Deferred income tax expense (benefit):
Foreign	126	(628)
Federal	(38)	10
State and local	-	-
	88	(618)
Provision for income taxes	$842	$401

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is summarized as follows:

	2021	2020
Federal income tax expense (benefit) at statutory rate	(21.0)%	21.0%
Effect of:
Change in valuation allowance	186.1	137.7
Effect of Section 162 (m)	29.9	-
Change in rates	12.2	(172.7)
Foreign operations permanent differences - foreign exchange gains and losses	9.5	(1.3)
State income tax net of federal benefit	1.9	(4.3)
Withholding tax	-	1.5
Deemed interest	(1.4)	(2.1)
Return to provision true up	(2.3)	(10.8)
Tax effects of foreign operations	2.0	57.7
Increase in unrecognized tax benefits (ASC 740)	(22.8)	31.5
Foreign rate differential	(31.8)	(8.6)
Effect of stock-based compensation	(72.1)	(10.9)
Other	(2.8)	(0.3)
Effective tax rate	87.4%	38.4%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Allowances not currently deductible	$183	$192
Depreciation and amortization	308	334
Equity compensation not currently deductible	831	778
Net operating loss carryforwards	7,741	6,751
Expenses not deductible until paid	1,829	1,691
Other	153	358
Total gross deferred income tax assets before valuation allowance	11,045	10,104
Valuation allowance	(9,095)	(7,917)
Deferred income tax assets, net	1,950	2,187

Deferred income tax liabilities:
Other	(15)	(44)
Total deferred income tax liabilities	(15)	(44)

Net deferred income tax assets	$1,935	$2,143

Net deferred income tax assets	$1,950	$2,187
Net deferred income tax liability	(15)	(44)

Net deferred income tax assets	$1,935	$2,143

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2021, the Company continues to maintain a valuation allowance on all U.S. and Canadian net deferred tax assets.

The Company maintained a valuation allowance of approximately $9.1 million and $7.9 million as of December 31, 2021 and 2020, respectively. The valuation allowance relates to U.S. and the Company’s Canadian subsidiaries deferred tax assets. The net change in the total valuation allowance was an increase of $1.2 million and $1.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Despite the access to the overseas earnings and the resulting toll charge, the Company intends to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $50.0 million at December 31, 2021. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

United States and foreign components of income (loss) before provision for income taxes for each of the two years ended December 31, were as follows (in thousands):

	2021	2020
United States	$(261)	$930
Foreign	(702)	115
Totals	$(963)	$1,045

At December 31, 2021, the Company had available U.S. federal net operating loss carryforwards of approximately $17.9 million. These net operating loss carryforwards expire at various times through the year 2035.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the CARES Act was signed into law in response to U.S. businesses’ economic challenges. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years taxable income or for the NOL to be carried forward indefinitely to offset 100% of taxable income for the tax year 2020 and 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were issued, the state NOL carryforwards, if not utilized, will expire beginning in 2022.

On December 31, 2021, the Company’s Canadian subsidiaries had available net operating loss carryforwards of approximately $20.6 million in Canada, which will begin to expire in 2028. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had unrecognized tax benefits of $1.8 million and $3.2 million as of December 31, 2021, and 2020, respectively. The decrease in unrecognized tax benefits resulted from the reversal of a prior year’s accrual due to tax settlements. The Company expects that unrecognized tax benefits as of December 31, 2021 and December 31, 2020, if recognized, would have a material impact on the Company’s effective tax rate.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open tax years for U.S. Federal and state taxes from 2016 through 2020. Various foreign subsidiaries have open tax years from 2003 through 2020, some of which are under audit by local tax authorities. The Company believes that its accruals for uncertain tax positions as of December 31, 2021 under ASC 740, Income Taxes are adequate to cover the Company’s income tax exposures.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended in thousands:

	Unrecognized Tax
	Benefits
	December 31,
	2021	2020
Balance at January 1	$3,231	$2,957
Decrease (increase) for prior year tax positions	(1,713)	308
Increase (decrease) for current year tax positions	156	(161)
Interest accrual	111	199
Foreign currency remeasurement	(32)	(72)
Balance at December 31	$1,753	$3,231

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of the Company’s Indian subsidiary during this period was approximately $63.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment, in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Company disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the Company’s assessment, in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

Substantial recovery against the Company in the above referenced 2015 Service Tax Department case could have a material adverse impact on the Company, and unfavorable rulings or recoveries in other tax proceedings could have a material adverse impact on the consolidated operating results of the period (and subsequent periods) in which the rulings or recovery occurs.

5.           Long-term obligations

Total long-term obligations as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020

Pension obligations - accrued pension liability	$6,839	$5,940
Settlement agreement	272	518
Capital lease obligations	-	209
Microsoft licenses	385	747
Bank loans payable	-	580
	7,496	7,994
Less: Current portion of long-term obligations	1,279	1,712
Totals	$6,217	$6,282

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, officers and certain employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain clients pursuant to which the Company has agreed to indemnify the client for certain specified and limited claims. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2021, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

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

The table below summarizes the amounts recognized in the financial statements related to operating leases for the years presented (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020

Rent expense for long-term operating leases	$1,560	$1,667
Rent expense for short-term leases	229	619
Total rent expense	$1,789	$2,286

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2021 (in thousands):

Year	Amount

2022	$1,510
2023	1,256
2024	1,028
2025	1,043
2026	1,068
2027 and thereafter	2,423
Total lease payments	8,328
Less: Interest	(2,018)
Net present value of lease liabilities	$6,310

Current portion	$1,034
Long-term portion	5,276
Total	$6,310

The weighted average remaining lease terms and discount rates for all of our operating leases as of December 31, 2021 were as follows:

Weighted-average lease term remaining	53 months
Weighted-average discount rate	8.68%

8.           Pension Benefits

U.S. Defined Contribution Pension Plan – The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the years ended December 31, 2021 and 2020, the Company did not make any matching contributions.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2021, these plans were unfunded. Pension expense for foreign subsidiaries totaled approximately $0.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

The following tables set out the status of the non-U.S. pension benefits and the amounts recognized in the Company’s consolidated financial statements and the components of pension costs as of and for each of the two years in the period ended December 31 (in thousands):

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations:

	2021	2020

Projected benefit obligation at beginning of the year	$5,940	$4,611
Service cost	572	492
Interest cost	247	249
Actuarial loss (gain)	559	505
Foreign currency exchange rates changes	(359)	168
Benefits paid	(120)	(85)
Projected benefit obligation at end of the year	$6,839	$5,940

Components of Net Periodic Pension Cost:

	2021	2020

Service cost	$572	$492
Interest cost	247	249
Actuarial gain (loss) recognized	47	50
Net periodic pension cost	$866	$791

The accumulated benefit obligation, which represents benefits earned to date, was approximately $3.7 million for each of the years ended December 31, 2021 and 2020.

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020

Current accrued benefit cost	$677	$332
Non-current accrued benefit cost	6,162	5,608
Total amount recognized	$6,839	$5,940

Current accrued benefit cost for pension benefits was included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits was included in long-term obligations, net of current portion, in the consolidated balance sheets.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year end benefit obligations and the earnings effects for the subsequent year. The assumptions for each of the two years in the period ended December 31 were as follows:

	2021	2020

Discount rate	2.1%-12.03%	3.57%‑8.06%
Rate of increase in compensation level	7%-10%	5%‑7%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments:

As of December 31, 2021, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid (in thousands):

Years Ending December 31,	Amount

2022	$682
2023	256
2024	158
2025	422
2027	290
2030 to 2031	4,737
$6,545

9.           Capital Stock

Common Stock – The Company is authorized to issue 75,000,000 shares of common stock. Each share of common stock has one vote. Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No common stock dividends have been declared to date.

Preferred Stock – The Company is authorized to issue 4,998,000 shares of preferred stock. The Board of Directors is authorized to fix the terms, rights, preferences and limitations of the preferred stock and to issue the preferred stock in series that differ as to their relative terms, rights, preferences and limitations.

Stockholders Rights Agreement – On February 1, 2019, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right,” and collectively, the “Rights”) for each outstanding share of the Company’s common stock on February 15, 2019. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as rights agent, dated as of February 1, 2019 (the “Rights Agreement”). The Rights Agreement expired on January 31, 2022.

Common Stock Reserved – As of December 31, 2021, the Company had available for future issuance 3,726,154 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock – In July 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. The total value of common stock acquired under the plan was $1.5 million as of December 31, 2021 and 2020.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior Plan, and two shares for each such share that was withheld, tendered or exchanged in respect of an award other than an option or stock appreciation right granted under the Plan or the Prior Plan.

On June 8, 2021, stockholders of the Company approved the Innodata Inc. 2021 Equity Compensation Plan (the “2021 Plan”). The number of shares of common stock of Innodata Inc. that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the 2021 Plan is 1,800,000 (the “Share Reserve”). Shares subject to an option or stock appreciation right granted under the 2021 Plan count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the 2021 Plan count against the Share Reserve as two shares for every share granted. Any shares withheld, tendered or exchanged by a participant in the 2021 Plan as full or partial payment to Innodata of the exercise price under an option under the 2021 Plan or in satisfaction of a participant’s tax withholding obligations with respect to any award under the 2021 Plan, will not be added back to the Share Reserve.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted and weighted-average assumptions were as follows:

	For the Years Ended December 31,
	2021	2020

Weighted average fair value of options granted	$3.73	$0.61
Risk-free interest rate	0.22% - 0.82%	0.29%-0.56%
Expected life (years)	3-6	5-6
Expected volatility factor	58% - 68%	46.75%-50.09%
Expected dividends	None	None

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

A summary of option activity under the Plans as of December 31, 2021, and changes during the years ended December 31, 2021 and 2020, is presented below:

			Weighted-Average
		Weighted -Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Outstanding at January 1, 2020	6,828,303	$1.86
Granted	1,080,000	1.37
Exercised	(1,357,116)	1.97
Forfeited/Expired	(644,303)	3.06
Outstanding at December 31, 2020	5,906,884	$1.61	6.86	$89,405
Granted	1,226,300	6.84
Exercised	(1,556,288)	2.01
Forfeited/Expired	(40,000)	1.41
Outstanding at December 31, 2021	5,536,896	$2.66	7.52	$19,154,463

Exercisable at December 31, 2021	3,266,872	$1.68	6.69	$13,943,444

Vested and Expected to Vest at December 31, 2021	5,536,896	$2.66	7.52	$19,154,463

The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2021 totals approximately $3.9 million. The weighted-average period over which these costs will be recognized is twenty-eight months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted shares under the Company’s Plan as of December 31, 2021 and 2020 are presented below:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value

Outstanding January 1, 2020	75,000	$1.38
Granted	-
Vested	(25,000)
Unvested at December 31, 2020	50,000
Granted	-
Vested	(25,000)
Forfeited/Expired	-
Unvested at December 31, 2021	25,000	$1.38

Subsequent Event

On March 10, 2022 the Company granted 1,359,558 stock options to certain Company executive officers and a director under a long term incentive arrangement. The stock options were granted pursuant to the terms of the Company’s 2013 Stock Plan (As Amended and Restated Effective June 7, 2016). The stock options have an exercise price of $4.99, a term of ten years from the date of grant, vest in their entirety on January 1, 2025, and have a grant date fair value of approximately $4.0 million.

11.         Comprehensive loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2021 and 2020, and reclassifications out of accumulated other comprehensive loss for the years then ended, are presented below (in thousands):

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2021	$(444)	-	$(494)	$(938)
Other comprehensive income (loss) before reclassifications, net of taxes	(457)	(458)	(487)	(1,402)
Total other comprehensive loss before reclassifications, net of taxes	(901)	(458)	(981)	(2,340)
Net amount reclassified to earnings	43	105	-	148
Balance at December 31, 2021	$(858)	$(353)	$(981)	$(2,192)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2020	$(53)	$33	$(900)	$(920)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(106)	406	300
Total other comprehensive loss before reclassifications, net of taxes	(53)	(73)	(494)	(620)
Net amount reclassified to earnings	(391)	73	-	(318)
Balance at December 31, 2020	$(444)	$-	$(494)	$(938)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the consolidated statements of operations and comprehensive income (loss).

12.         Segment reporting and concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The DDS segment provides AI-enabled software platforms and managed services to companies that require high-quality data for training AI and machine learning (ML) algorithms, and AI digital transformation solutions to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. In conjunction with AI digital transformation, the Company often provides a range of data engineering support services, including data transformation, data curation, data hygiene, data consolidation, data compliance, and master data management.

The Synodex segment provides an industry platform that transforms medical records into useable digital data organized in accordance with its proprietary data models or client data models.

The Agility segment provides an industry platform that provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news channels (print, web, radio and TV) and social media channels.

A significant portion of the Company’s revenues is generated from its locations in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external clients, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For The Years Ended December 31,
	2021	2020
Revenues:
DDS	$52,569	$41,983
Synodex	4,163	4,828
Agility	13,023	11,429
Total Consolidated	$69,755	$58,240
Income (loss) before provision for income taxes(1):
DDS	$6,311	$1,260
Synodex	(1,797)	357
Agility	(5,477)	(572)
Total Consolidated	$(963)	$1,045
Income (loss) before provision for income taxes(2):
DDS	$5,932	$980
Synodex	(1,525)	536
Agility	(5,370)	(471)
Total Consolidated	$(963)	$1,045

	December 31, 2021	December 31, 2020
Total assets:
DDS	$40,100	$37,095
Synodex	1,753	825
Agility	17,364	19,334
Total Consolidated	$59,217	$57,254

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
Goodwill:
Agility	$2,143	$2,150
Total	$2,143	$2,150
(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

Long-lived assets as of December 31, 2021 and 2020 by geographic region were comprised of (in thousands):

	2021	2020
United States	$4,578	$4,045
Foreign countries:
Canada	9,280	9,044
United Kingdom	1,538	1,759
Philippines	4,027	4,545
India	1,481	930
Sri Lanka	154	319
Israel	-	1
Total foreign	16,480	16,598
Totals	$21,058	$20,643

One client in the DDS segment generated approximately 11% and 14% of the Company’s total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. No other client accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2021 and 2020, revenues from non-U.S. clients accounted for 45% and 54%, respectively, of the Company’s revenues.

Revenues for each of the two years in the period ended December 31, 2021 and 2020 by geographic region (determined based upon client’s domicile), were as follows (in thousands):

	2021	2020
United States	$38,164	$26,764
United Kingdom	11,588	11,184
The Netherlands	6,547	6,695
Canada	6,190	5,791
Others - principally Europe	7,266	7,806
Totals	$69,755	$58,240

As of December 31, 2021, approximately 37% of the Company’s accounts receivable was due from foreign (principally European) clients and 19% of accounts receivable was due from one client. As of December 31, 2020, approximately 55% of the Company’s accounts receivable was due from foreign (principally European) clients and 36% of accounts receivable was due from three clients. No other client accounted for 10% or more of the accounts receivable as of December 31, 2021 and 2020.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.             Income (Loss) per Share

	For the Years Ended
	December 31,
	2021	2020

	(in thousands)
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(1,673)	$617
Weighted average common shares outstanding	26,630	24,607
Dilutive effect of outstanding options	-	966
Adjusted for dilutive computation	26,630	25,573

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

Options to purchase 5.5 million shares of common stock for the year ended December 31, 2021 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive. Options to purchase 1.6 million shares of common stock for the year ended December 31, 2020, were outstanding but not included in the computation of diluted income per share because the exercise price of the options were greater than the average market price of the common shares and therefore have not been considered as potential equity shares.

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

The Company’s policy is to enter derivative instrument contracts with terms that coincide with the underlying exposure being hedged for a period up to 12 months. As such, the Company’s derivative instruments are expected to be highly effective. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded to Other comprehensive income (loss). Upon settlement of these contracts, the change in the fair value recorded in Other comprehensive income (loss) are reclassified to earnings and included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $19.7 million as of December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	Balance Sheet Location	Fair Value
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$353	$-
Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$48

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Loss recognized in OCI(1)	$(458)	$(106)
Loss reclassified from accumulated OCI into income(2)	$(105)	$(73)
Gain recognized in income(3)	$-	$-
(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

Exhibit Index

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation dated April 27, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated February 28, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc. dated June 5, 2012	Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Filed as Exhibit 3.1 to Form 8-K dated December 16, 2002

3.3	Form of Certificate of Designation of Series C Participating Preferred Stock	Filed as Exhibit A to Exhibit 4.1 to Form 8-K dated December 16, 2002

4.1	Specimen of Common Stock certificate	Filed as Exhibit 4.1 to Form 10-Q dated August 7, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Form of Indemnification Agreement between us and our Directors and one of our Officers	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.2	Employment Agreement dated as of January 1, 2007 with Ashok Mishra*	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.3	Employment Agreement dated as of March 25, 2009 with Jack S. Abuhoff*	Filed as Exhibit 10.1 to Form 8-K dated March 25, 2009

10.4	Amendment to Employment Agreement with Jack S. Abuhoff dated as of July 11, 2011*	Filed as Exhibit 10.1 to Form 8-K dated July 12, 2011

10.5	Form of Director Stock Option Grant Letter dated March 8, 2013*	Filed as Exhibit 10.42 to Form 10-K dated March 15, 2013

10.6	Form of Stock Option Grant Letter dated March 8, 2013 for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.43 to Form 10-K dated March 15, 2013

10.7	Form of Stock Option Grant Letter dated March 8, 2013 for Jack Abuhoff*	Filed as Exhibit 10.44 to Form 10-K dated March 15, 2013

10.8	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Directors*	Filed as Exhibit 10.53 to Form 10-K dated March 14, 2016

10.9	Form of Stock Option Grant Letter for December 31, 2015 Grant, for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.53 to Form 10-K dated March 14, 2016

10.10	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Filed as Annex B to Definitive Proxy dated April 18, 2016

10.11	Form of Stock Option Grant Letter for December 31, 2016 Grant, for Directors*	Filed as Exhibit 10.56 to Form 10-K dated March 15, 2017

10.12	Form of Stock Option Grant Letter For December 31, 2016 Grant, for Messrs. Abuhoff, Mishra and Nalavadi*	Filed as Exhibit 10.57 to Form 10-K dated March 15, 2017

10.13	Amendment Number 1 dated August 24, 2018 to Agreement dated January 1, 2007 between the Company and Mr. Mishra*	Filed as Exhibit 10.1 to Form 8-K dated August 28, 2018

10.14	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Directors*	Filed as Exhibit 10.59 to Form 10-K dated March 26, 2019

10.15	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Messrs. Abuhoff and Mishra*	Filed as Exhibit 10.60 to Form 10-K dated March 26, 2019

10.16	Offer of Employment effective April 17, 2019 between the Company and Mr. O’ Connor*	Filed as Exhibit 10.1 to Form 8-K dated April 18, 2019

10.17	Offer of Employment, effective October 2, 2020, between Innodata Inc. and Mr. Mark Spelker Filed as Exhibit 10.1 to S-8 Registration Statement dated June 16, 2021	Filed as Exhibit 10.1 to Form 8-K dated October 8, 2020

10.18	Separation Agreement and General Release dated October 2, 2020 between Innodata Inc. and Robert O’Connor*	Filed as Exhibit 10.2 to Form 8-K dated October 8, 2020

10.19	Innodata Inc. 2021 Equity Compensation Plan	Filed as Appendix A to Definitive Proxy Statement dated April 22, 2021

10.20	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Employees*	Filed as Exhibit 10.1 to S-8 Registration Statement dated June 16, 2021

10.21	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Directors*	Filed as Exhibit 10.2 to S-8 Registration Statement dated June 16, 2021

10.22	Form of Indemnification Agreement between Innodata Inc. and each of its Named Executive Officers and Directors*	Filed as Exhibit 10.1 to Form 8-K dated February 23, 2022

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of BDO India LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T:	Filed herewith
(i) the Consolidated Balance Sheets,
(ii) the Consolidated Statements of Operations and Comprehensive Loss,
(iii) the Consolidated Statements of Stockholders’ Equity,
(iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File	Included in Exhibit 101.

* Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.