Form 10-Q
period 2022-03-31
INNODATA INC
filed 2022-05-13
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 6, 2022 was 27,178,638.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,427	$18,902
Accounts receivable, net of allowance for doubtful accounts of $820 and $730, respectively	10,904	11,379
Prepaid expenses and other current assets	3,755	3,681
Total current assets	30,086	33,962
Property and equipment, net	2,881	2,947
Right-of-use-asset, net	4,623	5,621
Other assets	2,104	2,247
Deferred income taxes, net	1,870	1,950
Intangibles, net	11,228	10,347
Goodwill	2,142	2,143
Total assets	$54,934	$59,217
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,725	$1,823
Accrued expenses and other	7,232	7,564
Accrued salaries, wages and related benefits	6,041	6,391
Income and other taxes	3,407	3,213
Long-term obligations - current portion	1,229	1,279
Operating lease liability - current portion	812	1,034
Total current liabilities	20,446	21,304
Deferred income taxes, net	17	15
Long-term obligations, net of current portion	6,134	6,217
Operating lease liability, net of current portion	4,291	5,276
Total liabilities	30,888	32,812

Commitments and contingencies
Non-controlling interests	(732)	(3,522)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,363,000 shares issued and 27,179,000 outstanding at March 31, 2022 and 30,347,000 shares issued and 27,163,000 outstanding at December 31, 2021	304	303
Additional paid-in capital	32,767	35,121
Retained earnings	345	3,160
Accumulated other comprehensive loss	(2,173)	(2,192)
	31,243	36,392
Less: treasury stock, 3,184,000 shares at March 31, 2022 and December 31, 2021 at cost	(6,465)	(6,465)
Total stockholders’ equity	24,778	29,927
Total liabilities, non-controlling interests and stockholders’ equity	$54,934	$59,217

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$21,192	$15,967
Operating costs and expenses:
Direct operating costs	13,414	10,096
Selling and administrative expenses	10,190	5,525
Interest expense, net	3	10
	23,607	15,631
Income (loss) before provision for income taxes	(2,415)	336
Provision for income taxes	475	(73)
Consolidated net income (loss)	(2,890)	409
Income (loss) attributable to non-controlling interests	(75)	11
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,815)	$398
Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.10)	$0.02
Diluted	$(0.10)	$0.01
Weighted average shares outstanding:
Basic	27,158	25,873
Diluted	27,158	29,452
Comprehensive income (loss):
Consolidated net income (loss)	$(2,890)	$409
Pension liability adjustment, net of taxes	40	11
Change in fair value of derivatives, net of taxes	5	-
Foreign currency translation adjustment	(26)	(21)
Other comprehensive loss	19	(10)
Total comprehensive income (loss)	(2,871)	399
Less: Comprehensive income attributable to non-controlling interest	(75)	11
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,796)	$388

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$(2,890)	$409
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	873	697
Stock-based compensation	537	278
Deferred income taxes	44	(45)
Pension cost	11	142
Loss on lease termination	125	-
Changes in operating assets and liabilities:
Accounts receivable	487	(448)
Prepaid expenses and other current assets	(63)	223
Other assets	144	52
Accounts payable and accrued expenses	(533)	956
Accrued salaries, wages and related benefits	(407)	(789)
Income and other taxes	176	(718)
Net cash provided by (used in) operating activities	(1,496)	757
Cash flows from investing activities:
Capital expenditures	(1,939)	(503)
Net cash used in investing activities	(1,939)	(503)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	609
Withholding taxes on net settlement of stock-based compensation	-	(764)
Redemption of non-controlling interest	1	-
Payment of long-term obligations	(39)	(268)
Net cash used in financing activities	(12)	(423)
Effect of exchange rate changes on cash and cash equivalents	(28)	(108)
Net increase (decrease) in cash and cash equivalents	(3,475)	(277)
Cash and cash equivalents, beginning of period	18,902	17,573
Cash and cash equivalents, end of period	$15,427	$17,296
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$308	$571
Non cash redemption of non-controlling interest	$(2,864)	$-
Cash paid for operating leases	$493	$437
Cash paid for interest	$4	$11

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Stock option exercises	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	(21)	-	-	(21)
Change in fair value of derivatives, net of taxes	-	-	-	-	-	-	-	-
March 31, 2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152

January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	3,184	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for exercise settlement and taxes	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	$304	$32,767	$345	$(2,173)	3,184	$(6,465)	$24,778

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

1.           Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of March 31, 2022 and December 31, 2021, the results of its operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and stockholders’ equity for the three months ended March 31, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2021.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and docGenix limited liability company that is majority-owned by the Company. The non-controlling interest in the docGenix limited liability company has call and put options that can be settled in cash or stock. Accordingly, this is presented in temporary equity in accordance with the Financial Accounting Standards Board’s (the “FASB”) non-controlling interest guidance. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable, including assumptions made by management about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

For the Digital Data Solutions (DDS) segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenue from agreements billed on a time-and-materials basis is recognized as services are performed. Revenue from fixed-fee agreements, which are not significant to overall revenues, is recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

For the Synodex segment, revenue is recognized primarily based on the quantity delivered in the period in which services are performed and performance conditions are satisfied as per the agreement. A portion of the Synodex segment revenue is derived from licensing the Company’s functional software and providing access to the Company’s hosted software platform. Revenue from such services is recognized monthly when all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; access to the service is provided to the end user; and collection is probable.

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenue from the reseller agreements is recognized at the gross amount received for the goods in accordance with the Company functioning as a principal due to the Company meeting the following criteria: the Company acts as the primary obligor in the sales transaction; assumes the credit risk; sets the price; can select suppliers; and is involved in the execution of the services, including after sales service.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early-terminated contracts.

Foreign Currency Translation - The functional currency of the Company’s locations in the Philippines, India, Sri Lanka, Israel, Hong Kong and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2022 and December 31, 2021 are translated at the exchange rate in effect as of those dates. Nonmonetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange gains resulting from such transactions of approximately $419,000 and $140,000 for the three months ended March 31, 2022 and 2021 respectively.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development cost and are amortized using the straight-line method over the estimated useful life of software, which ranges between three and ten years. All other research and maintenance costs are expensed as incurred.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses and other on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $3.0 million and $4.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company expect to recognize substantially all of these performance obligations over the next 12 months.

Recent Accounting Pronouncements – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements” (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation amount that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which clarifies ASC Topic 326, “Financial Instruments – Credit Losses” and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for certain smaller reporting companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a smaller reporting company, with early adoption permitted. The Company does not expect that the adoption of the new guidance will have a material impact on the Company’s condensed consolidated financial statements.

2.           Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,143
Foreign currency translation adjustment	(1)
Balance as of March 31, 2022	$2,142

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach which utilizes comparable entities to further validate the carrying values. The Company believes it made reasonable

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million as of March 31, 2022, and December 31, 2021.

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	Company Acquired Intangible Assets					Capitalized Developed Software
							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	tradenames	Patents	Database	Software	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2022	$3,169	$2,228	$880	$45	$3,648	$8,576	$635	$19,181
Additions	-	-	-	-	-	-	1,389	1,389
Transfers	-	-	-	-	-	1,265	(1,265)	-
Foreign currency translation	24	36	1	1	(44)	130	(1)	147
Balance as of March 31, 2022	$3,193	$2,264	$881	$46	$3,604	$9,971	$758	$20,717

Accumulated amortization:
Balance as of January 1, 2022	$2,158	$1,377	$685	$34	$2,005	$2,575	$-	$8,834
Amortization expense	79	47	14	1	91	365	-	597
Foreign currency translation	20	22	1	-	(23)	38	-	58
Balance as of March 31, 2022	$2,257	$1,446	$700	$35	$2,073	$2,978	$-	$9,489

Net carrying values - March 31, 2022	$936	$818	$181	$11	$1,531	$6,993	$758	$11,228

Amortization expense relating to acquired intangible assets was $0.2 million for the three months ended March 31, 2022.

Amortization expense relating to capitalized developed software was $0.4 million for the three months ended March 31, 2022.

As of March 31, 2022, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2022	$2,199
2023	2,630
2024	2,228
2025	1,456
2026	812
Thereafter	1,903
$11,228

3.            Income Taxes

Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s U.S. and Canadian

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the three -month periods ended March 31, 2022 and 2021 are summarized in the table below:

	For the Three Months
	Ended March 31,
	2022	2021
Federal income tax expense at statutory rate	(21.0)%	21.0%
Effect of:
Change in valuation allowance	35.1	26.7
Tax effects of foreign operations	5.9	85.2
Return to provision true up	4.7	0.4
Foreign operations permanent difference - foreign exchange gains and losses	4.4	15.4
Increase (decrease) in unrecognized tax benefits (ASC 740)	1.1	(114.9)
State income tax net of federal benefit	0.2	2.4
Withholding tax	-	0.3
Effect of stock based compensation	-	(61.3)
Foreign rate differential	(8.0)	(5.8)
Other	(2.7)	8.9
Effective tax rate	19.7%	(21.7)%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2022 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2022	$1,753
Interest accrual	26
Foreign currency remeasurement	(28)
Balance - March 31, 2022	$1,751

The Company expects that unrecognized tax benefits as of March 31, 2022, if recognized, would have a material impact on the Company’s effective tax rate.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department's position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of the Company’s Indian subsidiary during this period was approximately $63.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to the Company’s Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Company disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $1.0 million recorded as a receivable. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

5.            Stock Options and Restricted Shares

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the three-month periods ended March 31, 2022 and 2021 are presented below:

		Weighted -	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Options	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	360,000	6.40
Exercised	(689,616)	2.17
Forfeited/Expired	(13,333)	1.38
Outstanding at March 31, 2021	5,563,935	$1.86	7.69	$24,770,815

Exercisable at March 31, 2021	3,594,434	$1.68	7.10	$16,621,389

Vested and Expected to Vest at March 31, 2021	5,563,935	$1.86	7.69	$24,770,815

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value

Outstanding at January 1, 2022	5,536,896	$2.66
Granted	1,479,558	5.21
Exercised	(22,500)	1.17
Forfeited/Expired	(35,400)	5.10
Outstanding at March 31, 2022	6,958,554	$3.20	7.84	$26,515,544

Exercisable at March 31, 2022	3,418,917	$1.82	6.53	$17,679,562

Vested and Expected to Vest at March 31, 2022	6,958,554	$3.20	7.84	$26,515,544

During the three months ended March 31, 2022, a total of 22,500 options were exercised at an average price of $1.17.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted average fair value of options granted	$3.10	$3.33
Risk-free interest rate	1.94%-2.33%	0.22%-0.82%
Expected term (years)	6.0-6.42	2.96-6.0
Expected volatility factor	62.00%	59.62%
Expected dividends	-	-

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

A summary of restricted shares issued under the 2013 Plan as of March 31, 2022 is presented below:

	Number of Restricted	Weighted-Average Grant
	Shares	Date Fair Value
Unvested at January 1, 2022	25,000	-
Granted	-	-
Vested	(25,000)	-
Forfeited/Expired	-	-
Unvested at March 31, 2022	-	$1.38

A summary of restricted stock units issued under the 2013 Plan and the Innodata Inc. 2021 Equity Compensation Plan (“2021 Plan”, and together with the 2013 Plan collectively, the “Equity Plans”) is presented below:

In March 2022 the Company granted restricted stock units (“RSU”) pursuant to the Equity Plans. Each RSU has vesting conditions based on both the achievement of performance-based metrics and the continuation of employment over a defined period. The level of performance determines the number of RSUs that performance-vest, and performance vested RSUs must also time-vest in order to be fully vested, Each fully-vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. RSUs are generally subject to graduated vesting schedules and stock-based compensation expense is computed by tranche and recognized on a straight-line basis over the tranches’ applicable vesting period based on the expected achievement level. The fair value of stock options is estimated on the date of grant using the Binomial option pricing model.

Restricted stock unit activity during the three months ended March 31, 2022 was as follows:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value

Unvested at January 1, 2022	-
Granted*	700,000	$5.59
Vested	-
Forfeited/Expired	-
Unvested at March 31, 2022	700,000

* 500,000 RSUs were issued under the 2013 plan and 200,000 RSUs were issued under the 2021 plan

The compensation cost related to non-vested stock options and restricted stock awards not yet recognized as of March 31, 2022 totaled approximately $7.9 million. The weighted-average period over which these costs will be recognized is 30 months.

During the three months ended March 31, 2022, 700,000 performance-based restricted stock units were granted and remain non-vested at March 31, 2022. Vesting of the performance-based restricted stock units is contingent on the achievement of certain financial performance goals and service vesting conditions.

The compensation cost related to non-vested restricted stock unit awards not yet recognized as of March 31, 2022 totaled approximately $3.9 million. The weighted-average period over which these costs will be recognized is 36 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The stock-based compensation expense related to the Equity Plans were allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Direct operating costs	$52	$38
Selling and administrative expenses	485	240
Total stock-based compensation	$537	$278

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Rent expense for long-term operating leases	$376	$388
Rent expense for short-term leases	117	49
Total rent expense	$493	$437

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

Year	Amount
2022	$1,214
2023	954
2024	821
2025	836
2026	851
2027 and thereafter	2,172
Total lease payments	6,848
Less: Interest	(1,745)
Net present value of lease liabilities	$5,103

Current portion	$812
Long-term portion	4,291
Total	$5,103

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2022 were as follows:

Weighted-average lease term remaining	51 months
Weighted-average discount rate	8.68%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

7.            Long-term obligations

Total long-term obligations as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Pension obligations - accrued pension liability	$6,760	$6,839
Settlement agreement	213	272
Microsoft licenses	390	385
	7,363	7,496
Less: Current portion of long-term obligations	1,229	1,279
Totals	$6,134	$6,217

8.           Redemption of non-controlling interest

On March 31, 2022, the Company redeemed the 7.5% non-controlling interest in Innodata Synodex, LLC; Innodata Synodex, LLC is now a wholly owned subsidiary. The Company accounted for the transaction in accordance with ASC Topic 810, “Consolidation”, which discusses the proper accounting treatment of the carrying value for the non-controlling interest. Under the standard, any change in ownership that does not result in a loss of control is to be accounted for as an equity transaction. To comply with the standard, the Company reclassified the remaining carrying value of the Non-controlling interest attributed to the Synodex subsidiary amounting to $2.9 million from Non-controlling interest to Additional paid-in capital in the Condensed Consolidated Balance Sheets as of March 31, 2022.

9.           Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2022 and 2021, and reclassifications from accumulated other comprehensive loss for the three months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive loss before reclassifications, net of taxes	-	(78)	(26)	(104)
Total other comprehensive loss before reclassifications, net of taxes	(858)	(431)	(1,007)	(2,296)
Net amount reclassified to earnings	40	83	-	123
Balance at March 31, 2022	$(818)	$(348)	$(1,007)	$(2,173)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive loss before reclassifications, net of taxes	-	-	(21)	(21)
Total other comprehensive loss before reclassifications, net of taxes	(444)	-	(515)	(959)
Net amount reclassified to earnings	11	-	-	11
Balance at March 31, 2021	$(433)	$-	$(515)	$(948)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

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

A significant portion of the Company’s revenue is generated from its locations in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenues:
DDS	$15,911	$11,764
Synodex	1,669	1,018
Agility	3,612	3,185
Total Consolidated	$21,192	$15,967

Income (loss) before provision for income taxes(1):
DDS	$1,253	$654
Synodex	(988)	108
Agility	(2,680)	(426)
Total Consolidated	$(2,415)	$336

Income (loss) before provision for income taxes(2):
DDS	$1,096	$584
Synodex	(859)	152
Agility	(2,652)	(400)
Total Consolidated	$(2,415)	$336

	March 31, 2022	December 31, 2021
Total assets:
DDS	$34,255	$40,100
Synodex	2,346	1,753
Agility	18,333	17,364
Total Consolidated	$54,934	$59,217

	March 31, 2022	December 31, 2021
Goodwill:
Agility	$2,142	$2,143
Total	$2,142	$2,143
(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Revenues for the period ended March 31, 2022 and 2021 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021

United States	$13,393	$8,220
United Kingdom	3,082	2,802
The Netherlands	1,652	1,654
Canada	1,377	1,595
Others - principally Europe	1,688	1,696
Totals	$21,192	$15,967

Long-lived assets as of March 31, 2022 and December 31, 2021 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2022	2021
United States	$5,306	$4,578

Foreign countries:
Canada	8,411	9,280
United Kingdom	1,443	1,538
Philippines	3,959	4,027
India	1,557	1,481
Sri Lanka	198	154
Total foreign	15,568	16,480
Totals	$20,874	$21,058

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.6 million and $5.6 million as of March 31, 2022 and December 31, 2021, respectively.

One customer in the DDS segment generated approximately 21% of the Company’s total revenues for the three months ended March 31, 2022. Another customer in the DDS segment generated approximately 12% of the Company’s total revenues for the three months ended March 31, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 37% and 49% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, approximately 31% of the Company’s accounts receivable was from foreign (principally European) customers and 31% of the Company’s accounts receivable was due from one customer. As of December 31, 2021, approximately 37% of the Company’s accounts receivable was from foreign (principally European) customers and 19% of the Company’s accounts receivable was due from one customer. No other customer accounted for 10% or more of the accounts receivable as of March 31, 2022 and December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

11.          Income (Loss) Per Share

	For the Three Months Ended
	March 31,
	2022	2021

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,815)	$398
Weighted average common shares outstanding	27,158	25,873
Dilutive effect of outstanding options	-	3,579
Adjusted for dilutive computation	27,158	29,452

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

Options to purchase 7.0 million shares of common stock for the three months ended March 31, 2022 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive. Options to purchase 0.3 million shares of common stock for the three months ended March 31, 2021 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $20.4 million as of March 31, 2022. The total notional amount for outstanding derivatives designated as hedges was $19.7 million as of December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Fair Value
		2022	2021
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$348	$353

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Net gain (loss) recognized in OCI(1)	$(78)	$-
Net (gain) loss reclassified from accumulated OCI into income(2)	$83	$-
Net gain recognized in income(3)	$-	$-
(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; impacts resulting from the rapidly evolving conflict between Russia and the Ukraine; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of customers; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; changes in our business or growth strategy, a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, , uncertainty around the COVID-19 pandemic and the effects of the global response thereto and the risks discussed in Part I, Item 1A. “Risk Factors,” in “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022, and in other filings that we may make with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

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

We provide AI-enabled software platforms and managed service to companies that require high-quality data for training AI and machine learning (ML) algorithms. We also provide AI digital transformation solutions and platform to help companies apply AI/ML to real-world problems relating to analyzing and deriving insights from documents. For industry-specific, document-intensive industry business processes, we provide AI-augmented software-as-a-service (SaaS) platforms and discrete managed services.

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

AI Data Annotation

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

We utilize a variety of leading third-party image and video annotation tools. For text, we use our proprietary text annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary text annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. It also encapsulates many of the innovations we conceived of in the course of our 30-year history of creating high-quality data.

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

Our customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns of our AI digital transformation solutions and platforms.

Industry AI Platforms

Our industry platforms address specific, niche market requirements that we believe we can fulfill in large part with our AI/ML technologies. We deploy these industry platforms as software-as-a-service (SaaS) and as managed services. To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and an industry platform for public relations (which brands as “Agility PR Solutions”).

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

Our operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility

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

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three months ended March 31, 2022.

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

For further information refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. In the three months ended March 31, 2022, we added 121 new customers across our segments. This is a 96% increase over the 62 new customers we added on average per quarter in 2020 and a 30% increase over the 93 new customers we added on average per quarter in 2021.

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP (“GAAP”), we provide certain non-GAAP financial information. We believe that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results. In some respects, management believes non-GAAP financial measures are more indicative of our ongoing core operating performance than their GAAP equivalents by making adjustments that management believes are reflective of the ongoing performance of the business.

We believe that the presentation of this non-GAAP financial information provides investors with greater transparency by providing investors a more complete understanding of our financial performance, competitive position, and prospects for the future, particularly by providing the same information that management and our Board of Directors uses to evaluate our performance and manage the business. However, the non-GAAP financial measures presented in this Press Release have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures that we present may differ from similar non-GAAP financial measures used by other companies.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with GAAP before interest expense, income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangibles assets and goodwill, stock-based compensation, income (loss) attributable to non-controlling interests and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

A reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure is included in the tables that accompany this release.

	Three Months Ended March 31,
Consolidated	2022	2021

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(2,815)	$398
Provision for income taxes	475	(73)
Interest expense, net	3	10
Depreciation and amortization	873	697
Stock-based compensation	537	278
Non-controlling interests	(75)	11
Adjusted EBITDA income (loss) - Consolidated	$(1,002)	$1,321

	Three Months Ended March 31,
DDS Segment	2022	2021

Net income attributable to DDS Segment	$564	$680
Provision for income taxes	533	(95)
Interest expense, net	3	9
Depreciation and amortization	224	160
Stock-based compensation	371	216
Non-controlling interests	-	(1)
Adjusted EBITDA - DDS Segment	$1,695	$969

	Three Months Ended March 31,
Synodex Segment	2022	2021

Net income (loss) attributable to Synodex Segment	$(785)	$140
Depreciation and amortization	$41	$-
Stock-based compensation	49	7
Non-controlling interests	(75)	12
Adjusted EBITDA income (loss) - Synodex Segment	$(770)	$159

	Three Months Ended March 31,
Agility Segment	2022	2021

Net loss attributable to Agility Segment	$(2,594)	$(422)
Provision for income taxes	(58)	22
Interest expense, net	-	1
Depreciation and amortization	608	537
Stock-based compensation	117	55
Adjusted EBITDA income (loss) - Agility Segment	$(1,927)	$193

Results of Operations

Amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2022 and 2021

Revenues

Total revenues were $21.2 million and $16.0 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $5.2 million or approximately 33%.

Revenues from the DDS segment were $15.9 million and $11.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $4.1 million or approximately 35%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $1.7 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $0.7 million or approximately 70%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Agility segment were $3.6 million and $3.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $0.4 million or approximately 13%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 21% of the Company’s total revenues for the three months ended March 31, 2022. Another customer in the DDS segment generated approximately 12% of the Company’s total revenues for the three months ended March 31, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 37% and 49% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized gain (loss) on forward contracts, foreign currency revaluation gain (loss), and other direct expenses that are incurred in providing services to our customers.

Direct operating costs were $13.4 million and $10.1 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $3.3 million or 33%. The cost increase primarily supported our growth initiatives across all business segments. Direct operating cost increases include direct and indirect labor related costs of $2.8 million, cloud services, occupancy, depreciation and amortization of capitalized developed software of $0.7 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.2 million. Direct operating costs as a percentage of total revenues were 63% for each of the three-month periods ended March 31, 2022 and 2021.

Direct operating costs for the DDS segment were approximately $9.3 million and $7.6 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.7 million or 22%. The cost increase primarily supported our growth initiatives. Direct operating cost increases include direct and indirect labor costs of $1.7 million, and other direct operating costs of $0.3 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.3 million. Direct operating costs as percentage of DDS segment revenues were 58% and 64% for the three months ended March 31, 2022 and 2021, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to increased revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment was $1.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.2 million. The increase was primarily due to an increase in direct labor costs in anticipation of increased revenues in the coming quarters combined with the timing of new technology roll-out to support our growth initiatives. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 112% and 70% for the three months ended March 31, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Agility segment were $2.2 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.4 million or 21%. The increase was primarily due to higher content costs of $0.2 million, amortization of capitalized developed software of $0.1 million and other net increases of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 61% and 56% for the three months ended March 31, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was primarily due to increase in direct operating costs offset by increased revenues from subscriptions to our Agility AI-enabled platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of management and administrative payroll and related costs including commissions, bonuses, and stock-based compensation, marketing costs, new services research and related software development, third-party software, advertising, trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $10.2 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $4.7 million or 85%. The cost increase primarily supported our growth initiatives across all business segments. The selling and administrative cost increases include payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment and professional fees of $3.6 million, marketing related activities of $0.8 million, and a $0.3 million increase in other selling and administrative costs. Selling and administrative expenses as a percentage of total revenues were 48% and 34% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Selling and administrative expenses for the DDS segment were $5.5 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $2.0 million or 57%. The cost increase primarily supported our growth initiatives. The selling and administrative cost increases include payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment fees of $0.9 million, marketing related activities of $0.4 million, professional fees of $0.3 million and an increase in other selling and administrative expenses of $0.4 million. Selling, and administrative expenses as a percentage of DDS revenues were 35% and 30% for the three-month periods ended March 31, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $0.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $0.4 million. The increase was primarily attributable to payroll related costs and recruitment fees for new hires and other professional fees of $0.4 million to support our growth initiatives. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 35% and 20% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher expenditures offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $4.1 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $2.3 million. The cost increase primarily supported our growth initiatives. The selling and administrative costs increases include payroll related costs for new hires, stock-based compensation, commissions, incentives of $1.9 million, marketing related activity costs and other net increases of $0.4 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 114% and 56% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

Income Taxes

We recorded a provision for income taxes of $0.5 million for the three months ended March 31, 2022, compared to a tax benefit of $0.1 million for the three months ended March 31, 2021.

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

Net Income (Loss)

We incurred a net loss of $2.8 million during the three months ended March 31, 2022, compared to a net income of $0.4 million during the three months ended March 31, 2021. The $3.2 million change was a result of higher operating costs in all segments in the current quarter, offset in part by higher revenues in all segments.

Net income for the DDS segment was $0.6 million for the three months ended March 31, 2022, compared to a net income of $0.7 million for the three months ended March 31, 2021. The change of $0.1 million was primarily attributable to an increase in operating costs, offset in part by an increase in revenues in the current quarter.

Net loss for the Synodex segment was $0.8 million for the three months ended March 31, 2022, compared to a net income of $0.1 million for the three months ended March 31, 2021. The $0.9 million change was due to higher operating costs, offset in part by higher revenues in the current quarter.

Net loss for the Agility segment was $2.6 million for the three months ended March 31, 2022, compared to net loss of $ 0.4 million for the three months ended March 31, 2021. The $3.0 million change was due to higher operating costs, offset in part by higher revenues in the current quarter.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 was a loss $1.0 million compared to income of $1.3 million for the three months ended March 31, 2021. The $2.3 million decrease in Adjusted EBITDA was due to the higher net loss reduced in part by higher provisions for income taxes, stock-based compensation and depreciation and amortization.

Adjusted EBITDA for the DDS segment was $1.7 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The $0.7 million increase in Adjusted EBITDA is the result of higher provision for income taxes which was offset in part by lower net income for the DDS segment.

Adjusted EBITDA for the Synodex segment was a loss $0.8 million and income of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The $1.0 million decrease in Adjusted EBITDA is due to the effect of a higher loss in the segment.

Adjusted EBITDA for the Agility segment was a loss of $1.9 million and income of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The $2.1 million decrease in Adjusted EBITDA is due to the effect of a higher loss in the segment.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$15,427	$18,902
Working capital	9,640	12,658

At March 31, 2022, we had cash and cash equivalents of $15.4 million, of which $10.3 million was held by our foreign subsidiaries, and $5.1 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of March 31, 2022, to indefinitely reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, its cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) hiring of sales personnel; (v) product management and strategic marketing; (vi) general corporate purposes, including working capital; and (vii) possible business acquisitions. We had working capital of approximately $9.6 million and $12.7 million as of March 31, 2022 and December 31, 2021, respectively. The decrease in working capital was due decrease in cash to fund our growth initiatives.

We did not have any material commitments for capital expenditures as of March 31, 2022.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report. However, we have no bank facilities or lines of credit. Decrease in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Cash Flows

Net Cash Used in Operating Activities

Cash used in our operating activities for the three months ended March 31, 2022 was $1.5 million primarily on account of the following factors: our net loss for the period of $2.9 million; a source of $1.6 million from non-cash expenses consisting of depreciation and amortization of $0.9 million, stock-based compensation of $0.5 million and a loss $0.1 million on termination of one of our operating lease contracts. Net changes from working capital accounts further utilized an additional $0.2 million in working capital, mainly from an increase in accounts payable and accrued expenses of $0.5 million and an increase in accrued salaries, wages and related benefits of $0.4 million; offset in part by a decrease in accounts receivable of $0.5 million and a net reduction in other working capital accounts of $0.2 million. Refer to the condensed consolidated statements of cash flows for further details.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2022 and 2021, cash used in our investing activities was $1.9 million and $0.5 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software

During the next 12 months, it is anticipated that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $12,000.

Cash provided by financing activities for the three months ended March 31, 2021 was from proceeds from stock option exercises of $0.6 million. Cash paid for withholding taxes on net settlement exercises for the three months ended March 31, 2021 were $0.8 million. Payments of long-term obligations were $39,000 and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have completed the implementation of measures designed to improve our disclosure controls and procedures, which included hiring a third party consultant, more thoroughly documenting our policies and procedures, and conducting a more efficient review process.

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2022.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	May 13, 2022	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 13, 2022	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)