Form 10-Q
period 2022-06-30
INNODATA INC
filed 2022-08-12
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 6, 2022 was 27,302,843.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,481	$18,902
Accounts receivable, net of allowance for doubtful accounts of $730 for each of these periods	10,956	11,379
Prepaid expenses and other current assets	3,786	3,681
Total current assets	25,223	33,962
Property and equipment, net	2,899	2,947
Right-of-use-asset, net	4,395	5,621
Other assets	2,005	2,247
Deferred income taxes, net	1,667	1,950
Intangibles, net	11,658	10,347
Goodwill	2,076	2,143
Total assets	$49,923	$59,217

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,054	$1,823
Accrued expenses and other	6,205	7,564
Accrued salaries, wages and related benefits	6,404	6,391
Income and other taxes	3,387	3,213
Long-term obligations - current portion	700	1,279
Operating lease liability - current portion	776	1,034
Total current liabilities	19,526	21,304
Deferred income taxes, net	20	15
Long-term obligations, net of current portion	5,998	6,217
Operating lease liability, net of current portion	4,087	5,276
Total liabilities	29,631	32,812

Commitments and contingencies
Non-controlling interests	(730)	(3,522)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,487,000 shares issued and 27,303,000 outstanding at June 30, 2022 and 30,347,000 shares issued and 27,163,000 outstanding at December 31, 2021	305	303
Additional paid-in capital	33,946	35,121
Retained earnings (deficit)	(3,488)	3,160
Accumulated other comprehensive loss	(3,276)	(2,192)
	27,487	36,392
Less: treasury stock, 3,184,000 shares at June 30, 2022 and December 31, 2021 at cost	(6,465)	(6,465)
Total stockholders’ equity	21,022	29,927
Total liabilities, non-controlling interests and stockholders’ equity	$49,923	$59,217

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2022	2021
Revenues	$19,987	$17,049
Operating costs and expenses:
Direct operating costs	12,992	10,409
Selling and administrative expenses	10,277	6,980
Interest expense, net	(1)	4
	23,268	17,393
Loss from operations	(3,281)	(344)
Gain from loan forgiveness	-	580
Income (loss) before provision for income taxes	(3,281)	236
Provision for income taxes	550	366

Consolidated net loss	(3,831)	(130)

Income (loss) attributable to non-controlling interests	2	(27)

Net loss attributable to Innodata Inc. and Subsidiaries	$(3,833)	$(103)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.14)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	27,226	26,522

Comprehensive Loss:
Consolidated Net loss	$(3,831)	$(130)
Pension liability adjustment, net of taxes	38	11
Change in fair value of derivatives, net of taxes	(541)	(267)
Foreign currency translation adjustment	(600)	135
Other comprehensive loss	(1,103)	(121)
Total Comprehensive loss	(4,934)	(251)
Less: Comprehensive income (loss) attributable to non-controlling interest	2	(27)
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(4,936)	$(224)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2022	2021
Revenues	$41,179	$33,016
Operating costs and expenses:
Direct operating costs	26,406	20,505
Selling and administrative expenses	20,467	12,505
Interest expense, net	2	14
	46,875	33,024
Loss from operations	(5,696)	(8)
Gain from loan forgiveness	-	580
Income (loss) before provision for income taxes	(5,696)	572

Provision for income taxes	1,025	293

Consolidated net income (loss)	(6,721)	279

Loss attributable to non-controlling interests	(73)	(16)

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(6,648)	$295

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$(0.24)	$0.01
Diluted	$(0.24)	$0.01

Weighted average shares outstanding:
Basic	27,192	26,199
Diluted	27,192	29,194

Comprehensive income (loss):
Consolidated net income (loss)	$(6,721)	$279
Pension liability adjustment, net of taxes	78	22
Foreign currency translation adjustment, net of taxes	(626)	114
Change in fair value of derivatives, net of taxes	(536)	(267)
Other comprehensive loss	(1,084)	(131)
Total Comprehensive income (loss)	(7,805)	148
Less: Comprehensive loss attributable to non-controlling interests	(73)	(16)
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$(7,732)	$164

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$(6,721)	$279
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,824	1,370
Gain on loan forgiveness	-	(580)
Stock-based compensation	1,565	614
Deferred income taxes	167	(61)
Pension cost	303	322
Loss on lease termination	125	-
Changes in operating assets and liabilities:
Accounts receivable	274	(140)
Prepaid expenses and other current assets	(148)	239
Other assets	243	168
Accounts payable and accrued expenses	(1,647)	4,658
Accrued salaries, wages and related benefits	(35)	-
Income and other taxes	178	(1,283)
Net cash provided by (used in) operating activities	(3,872)	5,586

Cash flows from investing activities:
Capital expenditures	(3,638)	(1,473)
Net cash used in investing activities	(3,638)	(1,473)

Cash flows from financing activities:
Proceeds from stock option exercises	180	1,750
Withholding taxes on net settlement of stock-based compensation	-	(763)
Payment of long-term obligations	(477)	(574)
Net cash provided by (used in) financing activities	(297)	413

Effect of exchange rate changes on cash and cash equivalents	(614)	(40)

Net increase (decrease) in cash and cash equivalents	(8,421)	4,486

Cash and cash equivalents, beginning of period	18,902	17,573

Cash and cash equivalents, end of period	$10,481	$22,059

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$696	$724
Cash paid for operating leases	$974	$860
Cash paid for interest	$4	$17

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	3,184	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for exercise settlement and taxes	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	$304	$32,767	$345	$(2,173)	3,184	$(6,465)	$24,778
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,833)	-	-	-	(3,833)
Stock-based compensation	-	-	1,028	-	-	-	-	1,028
Stock option exercises	124	1	152	-	-	-	-	153
Redemption of non-controlling interest	-	-	(1)	-	-	-	-	(1)
Pension liability adjustments, net of taxes	-	-	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	-	(600)	-	-	(600)
Change in fair value of derivatives, net of taxes	-	-	-	-	(541)	-	-	(541)
June 30, 2022	30,487	$305	$33,946	$(3,488)	$(3,276)	3,184	$(6,465)	$21,022

January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Exercise of stock options	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	(21)	-	-	(21)
Change in fair value of derivatives, net of taxes	-	-	-	-	-	-	-	-
March 31, 2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(103)	-	-	-	(103)
Stock-based compensation	-	-	336	-	-	-	-	336
Exercise of stock options	556	5	1,136	-	-	-	-	1,141
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	135	-	-	135
Change in fair value of derivatives, net of taxes	-	-	-	-	(267)	-	-	(267)
June 30, 2021	30,037	$299	$33,512	$5,128	$(1,069)	3,184	$(6,465)	$31,405

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

1.           Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of  June 30, 2022 and December 31, 2021, the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those in the notes to the consolidated financial statements for the year ended December 31, 2021.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Foreign Currency Translation - The functional currency of the Company’s locations in the Philippines, India, Sri Lanka, Israel, Hong Kong and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2022 and December 31, 2021 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates.

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

Included in direct operating costs were foreign exchange gains resulting from such transactions of approximately $747,000 and $16,000 for the three months ended June 30, 2022 and 2021 respectively and $1,166,000 and $155,000 for the six months ended June 30, 2022 and 2021 respectively.

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). Upon settlement of these contracts, the change in the fair value recorded in Other comprehensive income (loss) is reclassified to earnings and included as part of Direct operating costs.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which ranges between three and ten years. All other research and maintenance costs are expensed as incurred.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the U.S. and Canadian deferred tax assets will not be realizable. As the expectation of future taxable income resulting from the U.S. and Canadian entities is not probable at this time, the Company maintains a valuation allowance against all the U.S. and Canadian net deferred tax assets.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses and other on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $2.3 million and $4.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company expect to recognize substantially all of these performance obligations over the next 12 months.

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

2.           Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,143
Foreign currency translation adjustment	(67)
Balance as of June 30, 2022	$2,076

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

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

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	Company Acquired Intangible Assets					Capitalized Developed Software
							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	tradenames	Patents	Database	Software	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2022	$3,169	$2,228	$880	$45	$3,648	$8,576	$635	$19,181
Additions	-	-	-	-	-	-	2,770	2,770
Transfers	-	-	-	-	-	1,475	(1,475)	-
Foreign currency translation	(76)	(34)	(17)	-	(156)	(128)	(9)	(420)
Balance as of June 30, 2022	$3,093	$2,194	$863	$45	$3,492	$9,923	$1,921	$21,531

Accumulated amortization:
Balance as of January 1, 2022	$2,158	$1,377	$685	$34	$2,005	$2,575	$-	$8,834
Amortization expense	158	93	28	2	180	799	-	1,260
Foreign currency translation	(51)	(23)	(11)	(1)	(90)	(45)	-	(221)
Balance as of June 30, 2022	$2,265	$1,447	$702	$35	$2,095	$3,329	$-	$9,873

Net carrying values - June 30, 2022	$828	$747	$161	$10	$1,397	$6,594	$1,921	$11,658

Amortization expense relating to acquired intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2022.

Amortization expense relating to capitalized developed software was $0.4 million and $0.8 million for the three and six months ended June 30, 2022.

As of June 30, 2022, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2022	$627
2023	$1,641
2024	$1,540
2025	$1,277
2026	$437
Thereafter	$6,136
$11,658

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

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

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the six-month periods ended June 30, 2022 and 2021 are summarized in the table below:

	For the Six Months
	Ended June 30,
	2022	2021
Federal income tax expense at statutory rate	(21.0)%	21.0%
Effect of:
Change in valuation allowance	40.3	101.1
Foreign operations permanent difference - foreign exchange gains and losses	2.1	9.1
Return to provision true up	2.0	3.2
Tax effects of foreign operations	1.2	35.4
Increase (decrease) in unrecognized tax benefits (ASC 740)	1.2	(64.4)
State income tax net of federal benefit	0.2	1.5
Change in tax rates	-	20.6
Withholding tax	-	-
Effect of stock based compensation	(1.0)	(62.1)
Foreign rate differential	(6.3)	(19.6)
Other	(0.7)	5.4
Effective tax rate	18.0%	51.2%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2022 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2022	$1,753
Increase for current period tax positions	58
Decrease for prior period tax positions	(29)
Interest accrual	52
Foreign currency remeasurement	(100)
Balance - June 30, 2022	$1,734

The Company expects that unrecognized tax benefits as of June 30, 2022, if recognized, would have a material impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

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

5.            Stock Options and Restricted Stock Units

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the six-month periods ended June 30, 2022 and 2021 are presented below:

		Weighted -	Weighted-Average
	Number of	Average Exercise	Remaining Contractual	Aggregate
	Options	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	360,000	6.40
Exercised	(1,245,182)	2.12
Forfeited/Expired	(20,000)	1.38
Outstanding at June 30, 2021	5,001,702	$1.83	7.60	$25,837,675

Exercisable at June 30, 2021	3,425,983	$1.62	7.12	$18,426,406

Vested and Expected to Vest at June 30, 2021	5,001,702	$1.83	7.60	$25,837,675

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	5,536,896	$2.66
Granted	1,479,558	5.21
Exercised	(146,705)	1.22
Forfeited/Expired	(36,000)	5.13
Outstanding at June 30, 2022	6,833,749	$3.24	7.62	$13,923,020

Exercisable at June 30, 2022	3,578,045	$1.81	6.40	$11,195,079

Vested and Expected to Vest at June 30, 2022	6,833,749	$3.24	7.62	$13,923,020

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

A summary of option activity under the Innodata Inc. 2021 Stock Plan and changes during the six-month period ended June 30, 2022 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Outstanding at January 1, 2022	-	$-
Granted	25,000	6.40
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at June 30, 2022	25,000	$6.40	5.00	$-

Exercisable at June 30, 2022	-	$-

Vested and Expected to Vest at June 30, 2022	25,000	$6.40	5.00	$-

During the six months ended June 30, 2022, a total of 146,705 options were exercised at an average price of $1.22.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Six Months Ended June 30,
	2022	2021
Weighted average fair value of options granted	$3.10	$3.33
Risk-free interest rate	1.94%-2.75%	0.22%-0.82%
Expected term (years)	3.0-6.42	3-6
Expected volatility factor	62% - 76.48%	59.62%
Expected dividends	-	-

A summary of restricted stock units issued under the 2013 Plan and the 2021 Plan (collectively, the “Equity Plans”) is presented below:

In March 2022, the Company granted restricted stock units (“RSU”) to key executives, pursuant to the Equity Plans. Each RSU has vesting conditions based on both the achievement of performance-based metrics and the continuation of employment over a defined period. The level of performance determines the number of RSUs that performance-vest, and performance vested RSUs must also time-vest in order to be fully vested. Each fully-vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. RSUs are generally subject to graduated vesting schedules and stock-based compensation expense is computed by tranche and recognized on a straight-line basis over the tranches’ applicable vesting period based on the expected achievement level. The fair value of restricted stock units is estimated on the date of grant using the Binomial option pricing model.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Restricted stock unit activity during the six months ended June 30, 2022 was as follows:

	Number of Restricted	Weighted-Average Grant
	Stock Awards	Date Fair Value
Unvested at January 1, 2022	25,000	$1.38
Granted	-	-
Vested	(25,000)	1.38
Forfeited/Expired	-	-
Unvested at June 30, 2022	-	$-

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2022	-	$-
Granted*	700,000	5.59
Vested	-	-
Forfeited/Expired	-
Unvested at June 30, 2022	700,000	$5.59

* 200,000 RSUs were issued under the 2013 Plan and 500,000 RSUs were issued under the 2021 Plan

The compensation cost related to non-vested stock options not yet recognized as of June 30, 2022 totaled approximately $7.1 million. The weighted-average period over which these costs will be recognized is 27 months.

During the six months ended June 30, 2022, 700,000 performance-based restricted stock units were granted and remain non-vested at June 30, 2022. Vesting of the performance-based restricted stock units is contingent on the achievement of certain financial performance goals and service vesting conditions. There were no restricted stock units granted during the three months ended June 30, 2022.

The compensation cost related to non-vested restricted stock units not yet recognized as of June 30, 2022 totaled approximately $3.0 million. The weighted-average period over which these costs will be recognized is 24 months.

The stock-based compensation expense related to the Equity Plans were allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Direct operating costs	$56	$37	$107	$75
Selling and administrative expenses	972	299	1,458	539
Total stock-based compensation	$1,028	$336	$1,565	$614

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

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Rent expense for long-term operating leases	$337	$388	$713	$776
Rent expense for short-term leases	144	34	261	84
Total rent expense	$482	$422	$974	$860

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

Year	Amount
2022	$1,160
2023	865
2024	825
2025	840
2026	855
2027 and thereafter	1,953
Total lease payments	6,498
Less: Interest	(1,635)
Net present value of lease liabilities	$4,863

Current portion	$776
Long-term portion	4,087
Total	$4,863

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2022 were as follows:

Weighted-average lease term remaining	48 months
Weighted-average discount rate	8.68%

7.            Long-term obligations

Total long-term obligations as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Pension obligations - accrued pension liability	$6,547	$6,839
Settlement agreement	151	272
Microsoft licenses	-	385
	6,698	7,496
Less: Current portion of long-term obligations	700	1,279
Totals	$5,998	$6,217

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

8.           Redemption of non-controlling interest

The Condensed Consolidated Balance Sheets for the six-month period ending June 30, 2022 includes a $2.9 million charge against additional paid-in-capital representing the carrying value of the non-controlling interest in Innodata Synodex, LLC which was redeemed by the Company on March 31, 2022. The Company accounted for the transaction in accordance with ASC Topic 810, “Consolidation,” which discusses the proper accounting treatment of the carrying value for the non-controlling interest. Under the standard, any change in ownership that does not result in a loss of control must be accounted for as an equity transaction.

9.           Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2022 and 2021, and reclassifications from accumulated other comprehensive loss for the three and six months then ended, are presented below (in thousands):

	Pension Liability	Fair Value of	Foreign Currency	Accumulated Other
	Adjustment	Derivatives	Translation Adjustment	Comprehensive Loss
Balance at April 1, 2022	$(818)	$(348)	$(1,007)	$(2,173)
Other comprehensive loss before reclassifications, net of taxes	-	(744)	(600)	(1,344)
Total other comprehensive loss before reclassifications, net of taxes	(818)	(1,092)	(1,607)	(3,517)
Net amount reclassified to earnings	38	203	-	241
Balance at June 30, 2022	$(780)	$(889)	$(1,607)	$(3,276)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive loss before reclassifications, net of taxes	-	(822)	(626)	(1,448)
Total other comprehensive loss before reclassifications, net of taxes	(858)	(1,175)	(1,607)	(3,640)
Net amount reclassified to earnings	78	286	-	364
Balance at June 30, 2022	$(780)	$(889)	$(1,607)	$(3,276)

	Pension Liability	Fair Value of	Foreign Currency	Accumulated Other
	Adjustment	Derivatives	Translation Adjustment	Comprehensive Loss

Balance at April 1, 2021	$(433)	$-	$(515)	$(948)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(301)	135	(166)
Total other comprehensive loss before reclassifications, net of taxes	(433)	(301)	(380)	(1,114)
Net amount reclassified to earnings	11	34	-	45
Balance at June 30, 2021	$(422)	$(267)	$(380)	$(1,069)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(301)	114	(187)
Total other comprehensive loss before reclassifications, net of taxes	(444)	(301)	(380)	(1,125)
Net amount reclassified to earnings	22	34	-	56
Balance at June 30, 2021	$(422)	$(267)	$(380)	$(1,069)

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
DDS	$14,181	$12,997	$30,092	$24,760
Synodex	1,945	886	3,614	1,905
Agility	3,861	3,166	7,473	6,351
Total Consolidated	$19,987	$17,049	$41,179	$33,016

Income (loss) before provision for income taxes(1):
DDS	$(72)	$1,726	$1,381	$2,379
Synodex	(831)	(329)	(1,819)	(221)
Agility	(2,378)	(1,161)	(5,258)	(1,586)
Total Consolidated	$(3,281)	$236	$(5,696)	$572

Income (loss) before provision for income taxes(2):
DDS	$(250)	$1,646	$1,046	$2,230
Synodex	(680)	(278)	(1,540)	(126)
Agility	(2,351)	(1,132)	(5,202)	(1,532)
Total Consolidated	$(3,281)	$236	$(5,696)	$572

	June 30, 2022	December 31, 2021
Total assets:
DDS	$29,723	$40,100
Synodex	2,702	1,753
Agility	17,498	17,364
Total Consolidated	$49,923	$59,217

	June 30, 2022	December 31, 2021
Goodwill:
Agility	$2,076	$2,143
Total	$2,076	$2,143

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

Revenues for the period ended June 30, 2022 and 2021 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$12,385	$9,074	$25,777	$17,294
United Kingdom	2,558	2,995	5,640	5,797
The Netherlands	1,717	1,608	3,369	3,262
Canada	1,439	1,492	2,816	3,087
Others - principally Europe	1,888	1,880	3,577	3,576
Totals	$19,987	$17,049	$41,179	$33,016

Long-lived assets as of June 30, 2022 and December 31, 2021 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2022	2021
United States	$6,042	$4,578

Foreign countries:
Canada	8,156	9,280
United Kingdom	1,292	1,538
Philippines	3,858	4,027
India	1,522	1,481
Sri Lanka	156	154
Israel	2	-
Germany	-	-
Total foreign	14,986	16,480
Totals	$21,028	$21,058

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.4 million and $5.6 million as of June 30, 2022 and December 31, 2021, respectively.

One customer in the DDS segment generated approximately 13% of the Company’s total revenues for the three months ended June 30, 2022. A second customer in the DDS segment generated approximately 10% and 11% of the Company’s total revenues for the three months ended June 30, 2022 and June 30, 2021, respectively. A third customer in the DDS segment generated approximately 11% of the Company’s total revenues for the three months ended June 30, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 38% and 47% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively.

One customer in the DDS segment generated approximately 17% of the Company’s total revenues for the six months ended June 30, 2022. Two other customers in the DDS segment generated approximately 22% of the Company’s total revenues for the six months ended June 30, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 38% and 48% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, approximately 33% of the Company’s accounts receivable was from foreign (principally European) customers and 44% of the Company’s accounts receivable was due from three customers. As of December 31, 2021, approximately 37% of the Company’s accounts receivable was from foreign (principally European) customers and 19% of the Company’s accounts receivable was due from one customer. No other customer accounted for 10% or more of the accounts receivable as of June 30, 2022 and December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

11.          Income (Loss) Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(3,833)	$(103)	$(6,648)	$295

Weighted average common shares outstanding	27,226	26,522	27,192	26,199
Dilutive effect of outstanding options	-	-	-	2,995
Adjusted for dilutive computation	27,226	26,522	27,192	29,194

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

Options to purchase 6.9 million and 5.0 million shares of common stock for the three months ended June 30, 2022 and June 30, 2021 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Options to purchase 6.9 million shares of common stock for the six months ended June 30, 2022 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive. All options outstanding for the six months ended June 30, 2021 were included in the computation of diluted income per share.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $19.9 million as of June 30, 2022. The total notional amount for outstanding derivatives designated as hedges was $19.7 million as of December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Fair Value
		2022	2021
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$889	$353

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gain (loss) recognized in OCI(1)	$(744)	$(301)	$(822)	$(301)
Net (gain) loss reclassified from accumulated OCI into income(2)	$203	$34	$286	$34
Net gain recognized in income(3)		$-		$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

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

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three and six months ended June 30, 2022.

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

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. During the six-month period ending June 30, 2022, we added an average of 119 new customers per quarter. This is a 90% increase over the 62 new customers we added on average per quarter in 2020 and a 27 % increase over the 93 new customers we added on average per quarter in 2021.

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

We believe that the presentation of this non-GAAP financial information provides investors with greater transparency by providing investors a more complete understanding of our financial performance, competitive position, and prospects for the future, particularly by providing the same information that management and our Board of Directors uses to evaluate our performance and manage the business. However, the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures that we present may differ from similar non-GAAP financial measures used by other companies.

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

The following table contains a reconciliation of GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2022	2021	2022	2021
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(3,833)	$(103)	$(6,648)	$295
Provision for income taxes	550	366	1,025	293
Interest expense, net	(1)	4	2	14
Gain on loan forgiveness	-	(580)	-	(580)
Depreciation and amortization	951	673	1,824	1,370
Stock-based compensation	1,028	335	1,565	614
Non-controlling interests	2	(27)	(73)	(16)
Adjusted EBITDA / (loss) - Consolidated	$(1,303)	$668	$(2,305)	$1,990

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2022	2021	2022	2021
Net income (loss) attributable to DDS Segment	$(651)	$1,307	$112	$1,987
Provision for income taxes	399	342	932	246
Interest expense, net	(1)	4	2	13
Gain on loan forgiveness	-	(580)	-	(580)
Depreciation and amortization	57	159	281	319
Stock-based compensation	796	242	1,168	459
Non-controlling interests	2	(2)	1	(3)
Adjusted EBITDA - DDS Segment	$602	$1,472	$2,496	$2,441

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2022	2021	2022	2021
Net loss attributable to Synodex Segment	$(680)	$(254)	$(1,465)	$(113)
Depreciation and amortization	$271	2	$312	$2
Stock-based compensation	50	7	99	14
Non-controlling interests	-	(25)	(74)	(13)
Adjusted EBITDA (loss) - Synodex Segment	$(359)	$(270)	$(1,128)	$(110)

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2022	2021	2022	2021
Net loss attributable to Agility Segment	$(2,502)	$(1,156)	$(5,295)	$(1,579)
Provision for income taxes	151	24	93	47
Interest expense, net	-	-	-	1
Depreciation and amortization	623	512	1,231	1,049
Stock-based compensation	182	86	298	141
Adjusted EBITDA (loss) - Agility Segment	$(1,546)	$(534)	$(3,673)	$(341)

Results of Operations

Amounts in the MD&A below are after elimination of any inter-segment profit and have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended June 30, 2022 and 2021

Revenues

Total revenues were $20.0 million and $17.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $3.0 million or approximately 17%.

Revenues from the DDS segment were $14.2 million and $13.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.2 million or approximately 9%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $1.9 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.0 million or approximately 111%. The increase was primarily attributable to higher volume from two existing customers.

Revenues from the Agility segment were $3.9 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.8 million or approximately 26%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 13% of the Company’s total revenues for the three months ended June 30, 2022. A second customer in the DDS segment generated approximately 10% and 11% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively. A third customer in the DDS segment generated approximately 11% of the Company’s total revenues for the three months ended June 30, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 38% and 47% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively.

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

Direct operating costs were $13.0 million and $10.4 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $2.6 million or 25%. The cost increase primarily supported our growth initiatives across all business segments. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $2.6 million; and an increase in cloud services, occupancy, depreciation and amortization of capitalized developed software of $0.5 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.5 million. Direct operating costs as a percentage of total revenues were 65% and 61% for the three-month periods ended June 30, 2022 and 2021. The increase in direct operating costs as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Direct operating costs for the DDS segment were approximately $8.9 million and $7.8 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.1 million or 14%. The cost increase primarily supported our growth initiatives. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $1.6 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.5 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 63% and 60% for the three months ended June 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was primarily attributable to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Synodex segment were $2.2 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.4 million or 175%. The cost increase primarily supported our growth initiatives combined with the timing of new technology roll-out. The increase in Direct operating costs was primarily due to an increase in direct labor costs primarily on account of higher headcount and salary increases of $1.1 million and an increase in depreciation and amortization of capitalized developed software of $0.3 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 116% and 89% for the three months ended June 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Agility segment were $1.9 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.1 million or 6%. The cost increase was primarily due to amortization of capitalized developed software of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 49% and 58% for the three months ended June 30, 2022 and 2021, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily due to increased revenues from subscriptions to our Agility AI-enabled platform and newswire products offset in part by an increase in direct operating costs.

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

Selling and administrative expenses were $10.3 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $3.3 million or 47%. The cost increase primarily supported our growth initiatives across all business segments. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment and professional fees of $2.5 million, marketing related activities of $0.5 million, and a $0.3 million increase in other selling and administrative costs. Selling and administrative expenses as a percentage of total revenues were 52% and 41% for the three months ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Selling and administrative expenses for the DDS segment were $5.5 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.3 million or 31%. The cost increase primarily supported our growth initiatives. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment fees of $0.7 million, marketing related activities of $0.2 million, professional fees of $0.1 million and an increase in other selling and administrative expenses of $0.3 million. Selling, and administrative expenses for the DDS segment as a percentage of DDS revenues were 39% and 32% for the three-month periods ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.2 million or 67%. The cost increase was primarily attributable to payroll related costs and recruitment fees for new hires and other professional fees of $0.2 million to support our growth initiatives. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 26% and 33% for the three months ended June 30, 2022 and 2021, respectively. The decrease in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher revenues offset in part by higher expenditures.

Selling and administrative expenses for the Agility segment were $4.3 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.8 million or 72%. The cost increase primarily supported our growth initiatives. The selling and administrative costs increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives of $1.5 million, marketing related activity costs and other net increases of $0.3 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 110 % and 81% for the three months ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

Income Taxes

We recorded a provision for income taxes of $0.6 million for the three months ended June 30, 2022, as compared to $0.4 million for the three months ended June 30, 2021.

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

Net Income (Loss)

We incurred a net loss of $3.8 million during the three months ended June 30, 2022, compared to a net loss of $0.1 million during the three months ended June 30, 2021. The $3.7 million change was a result of higher Direct operating and Selling and administrative costs in all segments in the current quarter, offset in part by higher revenues in all segments.

Net loss for the DDS segment was $0.6 million for the three months ended June 30, 2022, compared to a net income of $1.3 million for the three months ended June 30, 2021. The $1.9 million change was primarily attributable to an increase in Direct operating and Selling and administrative costs, offset in part by an increase in revenues in the current quarter.

Net loss for the Synodex segment was $0.7 million for the three months ended June 30, 2022, compared to a net loss of $0.2 million for the three months ended June 30, 2021. The $0.5 million change was due to higher Direct operating and Selling and administrative costs, offset in part by higher revenues in the current quarter.

Net loss for the Agility segment was $2.5 million for the three months ended June 30, 2022, compared to net loss of $1.2 million for the three months ended June 30, 2021. The $1.3 million change was due to higher Direct operating and Selling and administrative costs, offset in part by higher revenues in the current quarter.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 was a loss of $1.3 million compared to an income of $0.7 million for the three months ended June 30, 2021. The $2.0 million change in Adjusted EBITDA was due to a higher net loss reduced in part by higher provisions for income taxes, stock-based compensation and depreciation and amortization.

Adjusted EBITDA for the DDS segment was $0.6 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. The $0.9 million change in Adjusted EBITDA was due to lower net income for the DDS segment, offset in part by higher stock-based compensation.

Adjusted EBITDA for the Synodex segment was a loss of $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The $0.1 million change was due to a higher net loss for the Synodex segment, offset in part by higher stock-based compensation, depreciation and amortization.

Adjusted EBITDA for the Agility segment was a loss of $1.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The $1.0 million change in Adjusted EBITDA was due to a higher net loss for the Agility segment.

Six Months Ended June 30, 2022 and 2021

Revenues

Total revenues were $41.2 million and $33.0 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $8.2 million or approximately 25%.

Revenues from the DDS segment were $30.1 million and $24.8 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $5.3 million or approximately 21%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $3.6 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.7 million or approximately 89%. The increase was primarily attributable to higher volume from two customers.

Revenues from the Agility segment were $7.5 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.2 million or approximately 19%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 17% of the Company’s total revenues for the six months ended June 30, 2022. Two other customers in the DDS segment generated approximately 22% of the Company’s total revenues for the six months ended June 30, 2021. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 38% and 48% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

Direct operating costs were $26.4 million and $20.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $5.9 million or 29%. The cost increase primarily supported our growth initiatives across all business segments. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $5.5 million; and an increase in cloud services, occupancy, depreciation and amortization of capitalized developed software of $0.5 million and other direct operating costs of $0.6 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs as a percentage of total revenues were 64% and 62% for the six-month periods ended June 30, 2022 and 2021. The increase in direct operating costs as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Direct operating costs for the DDS segment were approximately $18.3 million and $15.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $2.9 million or 19%. The cost increase primarily supported our growth initiatives. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $3.2 million; and an increase in cloud services, occupancy, depreciation and amortization of capitalized developed software of $0.4 million. These cost increases were offset in part by the favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs for the DDS segment as percentage of DDS segment revenues were 61% and 62% for the six months ended June 30, 2022 and 2021, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily attributable to increased revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the Synodex segment was $4.0 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $2.5 million or 167%. The cost increase primarily supported our growth initiatives combined with the timing of new technology roll-out. The increase in Direct operating costs was primarily due to an increase in direct labor costs on account of higher headcount and salary increases of $2.2 million and an increase in depreciation and amortization of capitalized developed software of $0.3 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 111% and 79% for the six months ended June 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Agility segment were $4.1 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $0.5 million or 14%. The cost increase was primarily due to higher labor related costs of $0.2 million, amortization of capitalized developed software of $0.2 million and other net increases of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 55% and 57% for the six months ended June 30, 2022 and 2021, respectively. The decrease in direct operating costs as a percentage of segment revenues was primarily due to increased revenues from subscriptions to our Agility AI-enabled platform and newswire products offset by an increase in direct operating costs.

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

Selling and administrative expenses were $20.5 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $8.0 million or 64%. The cost increase primarily supported our growth initiatives across all business segments. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment and professional fees of $6.0 million, marketing related activities of $1.3 million, and a $0.7 million increase in other selling and administrative costs. Selling and administrative expenses as a percentage of total revenues were 50% and 38% for the six months ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Selling and administrative expenses for the DDS segment were $10.8 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $3.1 million or 40%. The cost increase primarily supported our growth initiatives. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment fees of $1.3 million, marketing related activities of $0.6 million, professional fees of $0.5 million and an increase in other selling and administrative expenses of $0.7 million. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues were 36% and 31% for the six-month periods ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $1.1 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $0.6 million or 120%. The cost increase was primarily attributable to payroll related costs and recruitment fees for new hires and other professional fees of $0.6 million to support our growth initiatives. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 31% and 26% for the six months ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher expenditures offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $8.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $4.3 million or 100%. The cost increase primarily supported our growth initiatives. The selling and administrative costs increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives of $3.3 million, marketing related activity costs and other net increases of $1.0 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 115% and 68% for the six months ended June 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

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

Income Taxes

We recorded a provision for income taxes of $1.0 million for the six months ended June 30, 2022, as compared to $0.3 million for the six months ended June 30, 2021.

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

Net Income (Loss)

We incurred a net loss of $6.6 million during the six months ended June 30, 2022, compared to a net income of $0.3 million during the six months ended June 30, 2021. The $ 6.9 million change was a result of higher Direct operating and Selling and administrative costs in all segments in the current six-month period, offset in part by higher revenues in all segments.

Net income for the DDS segment was $0.1 million for the six months ended June 30, 2022, compared to a net income of $2.0 million for the six months ended June 30, 2021. The change of $1.9 million was primarily attributable to an increase in Direct operating and Selling and administrative costs, offset in part by an increase in revenues in the current six-month period.

Net loss for the Synodex segment was $1.4 million for the six months ended June 30, 2022, compared to a net loss of $0.1 million for the six months ended June 30, 2021. The $1.3 million change was due to higher Direct operating and Selling and administrative costs, offset in part by higher revenues in the current six-month period.

Net loss for the Agility segment was $5.3 million for the six months ended June 30, 2022, compared to net loss of $1.6 million for the six months ended June 30, 2021. The $3.7 million change was due to higher Direct operating and Selling and administrative costs, offset in part by higher revenues in the current six-month period.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2022 was a loss of $2.3 million compared to an income of $ 2.0 million for the six months ended June 30, 2021. The $4.3 million change in Adjusted EBITDA was due to a higher net loss reduced in part by higher provisions for income taxes, stock-based compensation, depreciation and amortization.

Adjusted EBITDA for the DDS segment was $2.5 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The $0.1 million change in Adjusted EBITDA was due to higher stock-based compensation and a higher provision for income taxes, offset in part by lower net income in the DDS segment.

Adjusted EBITDA for the Synodex segment was a loss $1.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The $1.0 million change in Adjusted EBITDA was due to a higher net loss in the Synodex segment.

Adjusted EBITDA for the Agility segment was a loss of $3.7 million and $ 0.3 million for the six months ended June 30, 2022 and 2021, respectively. The $3.4 million change in Adjusted EBITDA was due to a higher net loss in the Agility segment.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$10,481	$18,902
Working capital	5,697	12,658

At June 30, 2022, we had cash and cash equivalents of $10.5 million, of which $7.1 million was held by our foreign subsidiaries, and $3.4 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of June 30, 2022, to indefinitely reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) hiring of sales personnel; (v) product management and strategic marketing; (vi) general corporate purposes, including working capital; and (vii) possible business acquisitions. We had working capital of approximately $5.7 million and $12.7 million as of June 30, 2022 and December 31, 2021, respectively. The decrease in working capital was due to a decrease in cash used to fund our growth initiatives.

We did not have any material commitments for capital expenditures as of June 30, 2022.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report. However, we have no bank facilities or lines of credit. A decrease in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Cash Flows

Net Cash Used in Operating Activities

Cash used in our operating activities for the six months ended June 30, 2022 was $3.9 million primarily on account of the following factors: our net loss for the period of $6.7 million; a source of $ 4.0 million from non-cash expenses consisting of depreciation and amortization of $1.8 million, stock-based compensation of $1.6 million, pension cost of $0.3 million, a $0.2 million reduction in deferred tax provisions and a loss of $0.1 million from the termination of one of our operating lease contracts. Net changes from working capital accounts further utilized an additional $1.2 million in working capital, mainly from a decrease in accounts payable and accrued expenses of $1.6 million, offset in part by a decrease in accounts receivable of $0.3 million and a net reduction in other working capital accounts of $0.1 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2021 was $5.6 million primarily on account of the following factors: our net income for the period of $0.3 million; a source of $1.7 million from non-cash expenses consisting of depreciation and amortization of $1.4 million, stock-based compensation of $0.6 million and pension cost of $0.3 million, offset in part by a gain on loan forgiveness of $0.6 million. Net changes from working capital accounts further contributed an additional source of $3.6 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022 and 2021, cash used in our investing activities was $3.6 million and $1.5 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software

During the next 12 months, it is anticipated that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate to $7.5 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was $0.3 million primarily for payments of long-term obligations of $0.5 million, reduced in part by proceeds from stock option exercises of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2021 was $0.4 million primarily from proceeds of stock option exercises of $1.8 million reduced in part by cash paid for withholding taxes on net settlement exercises of $0.8 million and payments for long-term obligations of $0.6 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.       OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Innodata Inc. 2021 Equity Compensation Plan, amended and restated effective as of April 11, 2022 (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 26, 2022).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	August 12, 2022	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	August 12, 2022	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)