Form 10-Q
period 2022-09-30
INNODATA INC
filed 2022-11-10
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 4, 2022 was 27,378,234.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,729	$18,902
Accounts receivable, net of allowance for doubtful accounts of $910 and $730 respectively	9,374	11,379
Prepaid expenses and other current assets	3,819	3,681
Total current assets	23,922	33,962
Property and equipment, net	2,718	2,947
Right-of-use-asset, net	4,199	5,621
Other assets	1,514	2,247
Deferred income taxes, net	1,532	1,950
Intangibles, net	11,942	10,347
Goodwill	1,982	2,143
Total assets	$47,809	$59,217

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,952	$1,823
Accrued expenses and other	6,738	7,564
Accrued salaries, wages and related benefits	6,911	6,391
Income and other taxes	2,991	3,213
Long-term obligations - current portion	596	1,279
Operating lease liability - current portion	742	1,034
Total current liabilities	20,930	21,304
Deferred income taxes, net	23	15
Long-term obligations, net of current portion	5,874	6,217
Operating lease liability, net of current portion	3,930	5,276
Total liabilities	30,757	32,812

Commitments and contingencies
Non-controlling interests	(729)	(3,522)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,556,000 shares issued and 27,372,000 outstanding at September 30, 2022 and 30,347,000 shares issued and 27,163,000 outstanding at December 31, 2021	306	303
Additional paid-in capital	34,846	35,121
Retained earnings (deficit)	(6,815)	3,160
Accumulated other comprehensive loss	(4,091)	(2,192)
	24,246	36,392
Less: treasury stock, 3,184,000 shares at September 30, 2022 and December 31, 2021 at cost	(6,465)	(6,465)
Total stockholders’ equity	17,781	29,927
Total liabilities, non-controlling interests and stockholders’ equity	$47,809	$59,217

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2022	2021
Revenues	$18,447	$17,450
Operating costs and expenses:
Direct operating costs	12,389	10,703
Selling and administrative expenses	9,117	7,262
Interest expense, net	(1)	4
	21,505	17,969
Loss from operations	(3,058)	(519)
Provision for income taxes	268	328
Consolidated net loss	(3,326)	(847)
Income (loss) attributable to non-controlling interests	1	(47)
Net loss attributable to Innodata Inc. and Subsidiaries	$(3,327)	$(800)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.12)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	27,331	26,971

Comprehensive Loss:
Consolidated Net loss	$(3,326)	$(847)
Pension liability adjustment, net of taxes	35	10
Foreign currency translation adjustment	(644)	(594)
Change in fair value of derivatives, net of taxes	(206)	(265)
Other comprehensive loss	(815)	(849)
Total Comprehensive loss	(4,141)	(1,696)
Less: Comprehensive income (loss) attributable to non-controlling interest	1	(47)
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(4,142)	$(1,649)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2022	2021
Revenues	$59,626	$50,466
Operating costs and expenses:
Direct operating costs	38,795	31,208
Selling and administrative expenses	29,584	19,767
Interest expense, net	1	18
	68,380	50,993
Loss from operations	(8,754)	(527)
Gain from loan forgiveness	-	580
Income (loss) before provision for income taxes	(8,754)	53
Provision for income taxes	1,293	621
Consolidated net loss	(10,047)	(568)
Loss attributable to non-controlling interests	(72)	(63)
Net Loss attributable to Innodata Inc. and Subsidiaries	$(9,975)	$(505)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.37)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	27,239	26,459

Comprehensive Loss:
Consolidated Net loss	$(10,047)	$(568)
Pension liability adjustment, net of taxes	113	32
Foreign currency translation adjustment	(1,270)	(480)
Change in fair value of derivatives, net of taxes	(742)	(532)
Other comprehensive loss	(1,899)	(980)
Total Comprehensive loss	(11,946)	(1,548)
Less: Comprehensive loss attributable to non-controlling interests	(72)	(63)
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(11,874)	$(1,485)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(10,047)	$(568)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	2,836	2,054
Gain on loan forgiveness	-	(580)
Stock-based compensation	2,370	1,117
Deferred income taxes	242	(16)
Pension cost	577	308
Loss on lease termination	125	-
Changes in operating assets and liabilities:
Accounts receivable	1,690	431
Prepaid expenses and other current assets	(235)	342
Other assets	734	214
Accounts payable and accrued expenses	(253)	2,895
Accrued salaries, wages and related benefits	498	976
Income and other taxes	(197)	(1,531)
Net cash provided by (used in) operating activities	(1,660)	5,642

Cash flows from investing activities:
Capital expenditures	(5,253)	(2,919)
Net cash used in investing activities	(5,253)	(2,919)

Cash flows from financing activities:
Proceeds from stock option exercises	276	2,214
Withholding taxes on net settlement of stock-based compensation	-	(763)
Payment of long-term obligations	(510)	(666)
Net cash provided by (used in) financing activities	(234)	785

Effect of exchange rate changes on cash and cash equivalents	(1,026)	(138)

Net increase (decrease) in cash and cash equivalents	(8,173)	3,370

Cash and cash equivalents, beginning of period	18,902	17,573

Cash and cash equivalents, end of period	$10,729	$20,943

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for stock-based compensation	$-	$763
Cash paid for income taxes	$979	$201
Cash paid for operating leases	$1,424	$1,312
Cash paid for interest	$1	$18

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	3,184	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for exercise settlement and taxes	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	$304	$32,767	$345	$(2,173)	3,184	$(6,465)	$24,778
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,833)	-	-	-	(3,833)
Stock-based compensation	-	-	1,028	-	-	-	-	1,028
Stock option exercises	124	1	152	-	-	-	-	153
Redemption of non-controlling interest	-	-	(1)	-	-	-	-	(1)
Pension liability adjustments, net of taxes	-	-	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	-	(600)	-	-	(600)
Change in fair value of derivatives, net of taxes	-	-	-	-	(541)	-	-	(541)
June 30, 2022	30,487	$305	$33,946	$(3,488)	$(3,276)	3,184	$(6,465)	$21,022
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,327)	-	-	-	(3,327)
Stock-based compensation	-	-	805	-	-	-	-	805
Stock option exercises	69	1	95	-	-	-	-	96
Pension liability adjustments, net of taxes	-	-	-	-	35	-	-	35
Foreign currency translation adjustment	-	-	-	-	(644)	-	-	(644)
Change in fair value of derivatives, net of taxes	-	-	-	-	(206)	-	-	(206)
September 30, 2022	30,556	306	34,846	(6,815)	(4,091)	3,184	(6,465)	17,781

January 1, 2021	28,984	$289	$31,921	$4,833	$(938)	3,184	$(6,465)	$29,640
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	398	-	-	-	398
Stock-based compensation	-	-	278	-	-	-	-	278
Exercise of stock options	690	4	605	-	-	-	-	609
Shares withheld for exercise settlement and taxes	(193)	1	(764)	-	-	-	-	(763)
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	(21)	-	-	(21)
March 31, 2021	29,481	$294	$32,040	$5,231	$(948)	3,184	$(6,465)	$30,152
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(103)	-	-	-	(103)
Stock-based compensation	-	-	336	-	-	-	-	336
Exercise of stock options	556	5	1,136	-	-	-	-	1,141
Pension liability adjustments, net of taxes	-	-	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	-	135	-	-	135
Change in fair value of derivatives, net of taxes	-	-	-	-	(267)	-	-	(267)
June 30, 2021	30,037	$299	$33,512	$5,128	$(1,069)	3,184	$(6,465)	$31,405
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(800)	-	-	-	(800)
Stock-based compensation	-	-	503	-	-	-	-	503
Exercise of stock options	300	4	460	-	-	-	-	464
Pension liability adjustments, net of taxes	-	-	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	-	(594)	-	-	(594)
Change in fair value of derivatives, net of taxes	-	-	-	-	(265)	-	-	(265)
September 30, 2021	30,337	303	34,475	4,328	(1,918)	3,184	(6,465)	30,723

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

1.           Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2022 and December 31, 2021, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable, including assumptions made by management about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Revenue associated with the services provided in one period and billed in a subsequent period is commonly referred to as unbilled revenues and are included under Accounts receivable.

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

Foreign Currency Translation - The functional currency of the Company’s locations in the Philippines, India, Sri Lanka, Israel, Hong Kong and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels and Hong Kong dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2022 and December 31, 2021 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in these respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

Included in direct operating costs were foreign exchange gains resulting from such transactions of approximately $729,000 and $348,000 for the three months ended September 30, 2022 and 2021 respectively and $1,896,000 and $503,000 for the nine months ended September 30, 2022 and 2021 respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive loss. Upon settlement of these contracts, the change in the fair value recorded in Other comprehensive loss is reclassified to earnings and included as part of Direct operating costs.

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in accrued expenses and other on the accompanying condensed consolidated balance sheets is deferred revenue amounting to $2.6 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company expects to recognize substantially all of these performance obligations over the next 12 months.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

2.           Goodwill and Intangible Assets

Goodwill

As of September 30, 2022, the Company performed its annual goodwill impairment analysis on one of its reporting units, the Agility segment. The Company also tested for impairment intangible assets for the Agility and Synodex segments. The impairment test involves estimating the fair value based on a combination of income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenue, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill and intangible assets for the Agility and Synodex segments.

The change in the carrying amount of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,143
Foreign currency translation adjustment	(161)
Balance as of September 30, 2022	$1,982

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

						Capitalized Developed
	Company Acquired Intangible Assets					Software
							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	tradenames	Patents	Database	Software	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2022	$3,169	$2,228	$880	$45	$3,648	$8,576	$635	$19,181
Additions	-	-	-	-	-	-	4,244	4,244
Transfers	-	-	-	-	-	2,882	(2,882)	-
Foreign currency translation	(235)	(162)	(42)	(3)	(284)	(656)	(12)	(1,394)
Balance as of September 30, 2022	$2,934	$2,066	$838	$42	$3,364	$10,802	$1,985	$22,031

Accumulated amortization:
Balance as of January 1, 2022	$2,158	$1,377	$685	$34	$2,005	$2,575	$-	$8,834
Amortization expense	235	139	42	3	267	1,286	-	1,972
Foreign currency translation	(175)	(110)	(30)	(3)	(170)	(229)	-	(717)
Balance as of September 30, 2022	$2,218	$1,406	$697	$34	$2,102	$3,632	$-	$10,089

Net carrying values - September 30, 2022	$716	$660	$141	$8	$1,262	$7,170	$1,985	$11,942

	Company Acquired Intangible Assets					Capitalized Developed Software
							Capitalized
			Trademarks		Media	Capitalized	Developed
	Developed	Customer	and		Contact	Developed	Software - in
	technology	relationships	tradenames	Patents	Database	Software	Progress	Total
Gross carrying amounts:
Balance as of January 1, 2021	$3,175	$2,228	$882	$45	$3,670	$5,507	$1,360	$16,867
Additions	-	-	-	-	-	376	2,005	2,381
Transfers	-	-	-	-	-	2,752	(2,752)	-
Foreign currency translation adjustment	(6)	-	(2)	-	(22)	(59)	22	(67)
Balance as of December 31, 2021	$3,169	$2,228	$880	$45	$3,648	$8,576	$635	$19,181

Accumulated amortization:
Balance as of January 1, 2021	$1,844	$1,192	$629	$29	$1,650	$1,492	$-	$6,836
Amortization expense	315	187	56	5	354	1,089	-	2,006
Foreign currency translation adjustment	(1)	(2)	-	-	1	(6)	-	(8)
Balance as of December 31, 2021	$2,158	$1,377	$685	$34	$2,005	$2,575	$-	$8,834

Net carrying amounts - December 31, 2021	$1,011	$851	$195	$11	$1,643	$6,001	$635	$10,347

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Amortization expense relating to acquired intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022.

Amortization expense relating to capitalized developed software was $0.5 million and $1.3 million for the three and nine months ended September 30, 2022.

As of September 30, 2022, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2022	$761
2023	$3,579
2024	$3,124
2025	$2,217
2026	$818
Thereafter	$1,443
$11,942

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

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the nine-month periods ended September 30, 2022 and 2021 are summarized in the table below:

	For the Nine Months
	Ended September 30,
	2022	2021
Federal income tax expense at statutory rate	(21.0)%	21.0%
Effect of:
Change in valuation allowance	43.0	2,468.8
Tax effects of foreign operations	1.1	79.8
Increase (decrease) in unrecognized tax benefits (ASC 740)	1.0	(490.0)
Return to provision true up	0.2	31.6
State income tax net of federal benefit	0.2	43.2
Section 162 (m)	-	549.9
Change in tax rates	-	225.0
Effect of stock based compensation	(0.4)	(1,573.2)
Foreign operations permanent difference - foreign exchange gains and losses	(1.5)	271.9
Foreign rate differential	(5.8)	(478.8)
Withholding tax	-	-
Other	(2.0)	22.5
Effective tax rate	14.8%	1,171.7%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2022 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2022	$1,753
Increase for current period tax positions	83
Decrease for prior period tax positions	(29)
Interest accrual	46
Foreign currency remeasurement	(177)
Balance - September 30, 2022	$1,676

The Company expects that unrecognized tax benefits as of September 30, 2022, if recognized, would have a material impact on the Company’s effective tax rate.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of the Company’s Indian subsidiary during this period was approximately $53.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $160,000 previously granted to the Company’s Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Company disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $0.9 million recorded as a receivable. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

5.            Stock Options and Restricted Stock Units

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the nine-month periods ended September 30, 2022 and 2021 are presented below:

		Weighted - Average	Weighted-Average
	Number of	Exercise	Remaining Contractual	Aggregate
	Options	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2021	5,906,884	$1.61
Granted	750,000	6.76
Exercised	(1,546,288)	2.01
Forfeited/Expired	(20,000)	1.38
Outstanding at September 30, 2021	5,090,596	$2.05	7.49	$37,037,015

Exercisable at September 30, 2021	3,468,912	$1.73	7.03	$27,069,483

Vested and Expected to Vest at September 30, 2021	5,090,596	$2.05	7.49	$37,037,015

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	5,536,896	$2.66
Granted*	1,479,558	5.21
Exercised	(210,429)	1.28
Forfeited/Expired	(261,101)	6.50
Outstanding at September 30, 2022	6,544,924	$3.13	7.33	$6,265,207

Exercisable at September 30, 2022	4,264,408	$2.08	6.40	$5,792,971

Vested and Expected to Vest at September 30, 2022	6,544,924	$3.13	7.33	$6,265,207

*Includes 110,000 stock options granted by the Company to a non-employee director of the Company during the nine months ended September 30, 2022. The stock option fully vests on January 1, 2025.

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during the nine-month period ended September 30, 2022 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (years)	Value
Outstanding at January 1, 2022	-	$-
Granted*	182,000	3.67
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at September 30, 2022	182,000	$3.67	9.91	$-

Exercisable at September 30, 2022	6,250	$6.40

Vested and Expected to Vest at September 30, 2022	182,000	$3.67	9.91	$-

*During the nine months ended September 30, 2022, the Company granted 132,000 stock options to non-employee directors of the Company which vest on the first anniversary of the date of grant. In addition, during the nine months ended September 30, 2022 the Company granted 50,000 stock options to non-employee members of the Company’s advisory board in lieu of cash compensation. The stock options vest in 12 monthly installments from the date of grant.

During the nine months ended September 30, 2022, a total of 210,429 options were exercised at an average price of $1.28.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Weighted average fair value of options granted	$3.00	$3.56
Risk-free interest rate	1.94%-3.54%	0.22%-0.82%
Expected term (years)	3.0-6.42	3-6
Expected volatility factor	62% -79%	58% - 68%
Expected dividends	-	-

A summary of restricted stock units issued under the 2013 Plan and the 2021 Plan (collectively, the “Equity Plans”) is presented below:

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

In March 2022, the Company granted restricted stock units (“RSU”) to key executives, pursuant to the Equity Plans. Each RSU has vesting conditions based on both the achievement of performance-based metrics and the continuation of employment over a defined period. The level of performance determines the number of RSUs that performance-vest, and performance vested RSUs must also time-vest in order to be fully vested. Each fully vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. RSUs are generally subject to graduated vesting schedules and stock-based compensation expense is computed by tranche and recognized on a straight-line basis over the tranches’ applicable vesting period based on the expected achievement level. The fair value of restricted stock units is estimated on the date of grant using the Binomial option pricing model.

Restricted stock unit activity during the nine months ended September 30, 2022 was as follows:

	Number of Restricted	Weighted-Average Grant
	Stock Awards	Date Fair Value
Unvested at January 1, 2022	25,000	$1.38
Granted	-	-
Vested	(25,000)	1.38
Forfeited/Expired	-	-
Unvested at September 30, 2022	-	$-

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2022	-	$-
Granted*	700,000	5.59
Vested	-	-
Forfeited/Expired	-
Unvested at September 30, 2022	700,000	$5.59

* 200,000 RSUs were issued under the 2013 Plan and 500,000 RSUs were issued under the 2021 Plan

The compensation cost related to non-vested stock options not yet recognized as of September 30, 2022 totaled approximately $5.9 million. The weighted-average period over which these costs will be recognized is 24 months.

During the nine months ended September 30, 2022, 700,000 performance-based restricted stock units were granted and remain non-vested at September 30, 2022. Vesting of the performance-based restricted stock units is contingent on the achievement of certain financial performance goals and service vesting conditions. There were no restricted stock units granted during the three months ended September 30, 2022.

The compensation cost related to non-vested restricted stock units not yet recognized as of September 30, 2022 totaled approximately $2.8 million. The weighted-average period over which these costs will be recognized is 22 months.

The stock-based compensation expense related to the Equity Plans were allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Direct operating costs	$46	$21	$154	$96
Selling and administrative expenses	759	482	2,216	1,021
Total stock-based compensation	$805	$503	$2,370	$1,117

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Subsequent Event

On October 7, 2022, the Company granted 1,143,000 stock options to Company’s executive officers and certain employees. 295,000 stock options were granted pursuant to the 2013 Plan and 848,000 stock options were granted pursuant to the 2021 Plan. The stock options have an exercise price of $3.41, a term of ten years from the date of grant, vest in three equal annual installments from the date of grant and have a grant date fair value of approximately $2.5 million.

6.            Operating Leases

The Company has various lease agreements for its offices and service delivery centers. These lease agreements are for terms ranging from two to eleven years and, in most cases, provide for rental escalations ranging from 1.75% to 10%, The Company has determined that the risks and benefits related to these leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases.

Lease Agreements with a term of less than one year are treated as short-term leases and accounted for separately as shown in table below.

Most of these lease agreements are renewable at the mutual consent of the parties to the agreement.

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases and short-term leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Rent expense for long-term operating leases	$314	$393	$1,027	$1,169
Rent expense for short-term leases	136	59	398	143
Total rent expense	$450	$452	$1,425	$1,312

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

Year	Amount
2022	$283
2023	1,030
2024	825
2025	837
2026	847
2027 and thereafter	2,384
Total lease payments	6,206
Less: Interest	(1,534)
Net present value of lease liabilities	$4,672

Current portion	$742
Long-term portion	3,930
Total	$4,672

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

The weighted average remaining lease terms and discount rates for all the Company’s operating leases as of September 30, 2022 were as follows:

Weighted-average lease term remaining	55 months
Weighted-average discount rate	8.55%

7.            Long-term obligations

Total long-term obligations as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Pension obligations - accrued pension liability	$6,376	$6,839
Settlement agreement	94	272
Microsoft licenses	-	385
	6,470	7,496
Less: Current portion of long-term obligations	596	1,279
Totals	$5,874	$6,217

8.           Redemption of non-controlling interest

The Condensed Consolidated Balance Sheets for the nine-month period ending September 30, 2022 includes a $2.9 million charge against additional paid-in-capital representing the carrying value of the non-controlling interest in Innodata Synodex, LLC which was redeemed by the Company on March 31, 2022. The Company accounted for the transaction in accordance with ASC Topic 810, “Consolidation,” which discusses the proper accounting treatment of the carrying value for the non-controlling interest. Under the standard, any change in ownership that does not result in a loss of control must be accounted for as an equity transaction.

9.           Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, changes in fair value of derivatives, net of taxes, and foreign currency translation adjustment. The components of accumulated other comprehensive loss as of September 30, 2022 and 2021, and reclassifications from accumulated other comprehensive loss for the three and nine months then ended, are presented below (in thousands):

	Pension Liability	Fair Value of	Foreign Currency	Accumulated Other
	Adjustment	Derivatives	Translation Adjustment	Comprehensive Loss
Balance at July 1, 2022	$(780)	$(889)	$(1,607)	$(3,276)
Other comprehensive loss before reclassifications, net of taxes	-	(884)	(644)	(1,528)
Total other comprehensive loss before reclassifications, net of taxes	(780)	(1,773)	(2,251)	(4,804)
Net amount reclassified to earnings	35	678	-	713
Balance at September 30, 2022	$(745)	$(1,095)	$(2,251)	$(4,091)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive loss before reclassifications, net of taxes	-	(1,707)	(1,270)	(2,977)
Total other comprehensive loss before reclassifications, net of taxes	(858)	(2,060)	(2,251)	(5,169)
Net amount reclassified to earnings	113	965	-	1,078
Balance at September 30, 2022	$(745)	$(1,095)	$(2,251)	$(4,091)

	Pension Liability	Fair Value of	Foreign Currency	Accumulated Other
	Adjustment	Derivatives	Translation Adjustment	Comprehensive Loss

Balance at July 1, 2021	$(422)	$(267)	$(380)	$(1,069)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(302)	(594)	(896)
Total other comprehensive loss before reclassifications, net of taxes	(422)	(569)	(974)	(1,965)
Net amount reclassified to earnings	10	37	-	47
Balance at September 30, 2021	$(412)	$(532)	$(974)	$(1,918)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2021	$(444)	$-	$(494)	$(938)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(536)	(480)	(1,016)
Total other comprehensive loss before reclassifications, net of taxes	(444)	(536)	(974)	(1,954)
Net amount reclassified to earnings	32	4	-	36
Balance at September 30, 2021	$(412)	$(532)	$(974)	$(1,918)

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

A significant portion of the Company’s revenue is generated from its locations in the Philippines, India, Sri Lanka, Canada, Germany, the United Kingdom and Israel.

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
DDS	$12,852	$13,237	$42,944	$37,997
Synodex	1,762	983	5,376	2,888
Agility	3,833	3,230	11,306	9,581
Total Consolidated	$18,447	$17,450	$59,626	$50,466

Income (loss) before provision for income taxes(1):
DDS	$135	$1,544	$1,516	$3,924
Synodex	(977)	(657)	(2,796)	(878)
Agility	(2,216)	(1,406)	(7,474)	(2,993)
Total Consolidated	$(3,058)	$(519)	$(8,754)	$53

Income (loss) before provision for income taxes(2):
DDS	$(59)	$1,445	$987	$3,676
Synodex	(778)	(584)	(2,318)	(711)
Agility	(2,221)	(1,380)	(7,423)	(2,912)
Total Consolidated	$(3,058)	$(519)	$(8,754)	$53

	September 30, 2022	December 31, 2021
Total assets:
DDS	$26,542	$38,180
Synodex	3,294	1,753
Agility	17,973	19,284
Total Consolidated	$47,809	$59,217

	September 30, 2022	December 31, 2021
Goodwill:
Agility	$1,982	$2,143
Total	$1,982	$2,143

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

The table below shows intersegment revenues which are eliminated in consolidation (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues of DDS Segment from:
Synodex	2,119	1,113	6,167	2,559
Agility	425	411	1,274	1,229
Totals	2,544	1,524	7,441	3,788

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

Revenues for the period ended September 30, 2022 and 2021 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$11,904	$9,467	$37,843	$26,761
United Kingdom	2,677	2,912	8,312	8,709
The Netherlands	1,734	1,750	5,105	5,012
Canada	579	1,469	3,234	4,556
Others - principally Europe	1,553	1,852	5,132	5,428
Totals	$18,447	$17,450	$59,626	$50,466

Long-lived assets as of September 30, 2022 and December 31, 2021 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2022	2021
United States	$6,747	$4,578

Foreign countries:
Canada	7,669	9,280
United Kingdom	1,139	1,538
Philippines	3,784	4,027
India	1,364	1,481
Sri Lanka	136	154
Israel	2	-
Total foreign	14,094	16,480
Totals	$20,841	$21,058

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.2 million and $5.6 million as of September 30, 2022 and December 31, 2021, respectively.

No customer generated 10% or more of the Company’s total revenues for the three months ended September 30, 2022. One customer in the DDS segment generated approximately 10% of the Company’s total revenues for the three months ended September 30, 2021. Further, revenues from non-U.S. customers accounted for 35% and 46% of the Company’s total revenues for the three months ended September 30, 2022 and 2021, respectively.

One customer in the DDS segment generated approximately 13% and 11%  of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 37% and 47% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, approximately 47% of the Company’s accounts receivable was from foreign (principally European) customers and 24% of the Company’s accounts receivable was due from two customers. As of December 31, 2021, approximately 37% of the Company’s accounts receivable was from foreign (principally European) customers and 19% of the Company’s accounts receivable was due from one customer. No other customer accounted for 10% or more of the accounts receivable as of September 30, 2022 and December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

11.          Income (Loss) Per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss attributable to Innodata Inc. and Subsidiaries	$(3,327)	$(800)	$(9,975)	$(505)
Weighted average common shares outstanding	27,331	26,971	27,239	26,459
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	27,331	26,971	27,239	26,459

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

Options to purchase 4.2 million and 5.1 million shares of common stock for the three months ended September 30, 2022 and 2021 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

Options to purchase 5.7 and 5.1 million shares of common stock for the nine months ended September 30, 2022 and 2021 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $14.4 million as of September 30, 2022. The total notional amount for outstanding derivatives designated as hedges was $19.7 million as of December 31, 2021.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	Balance Sheet Location	Fair Value
		2022	2021
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$1,095	$353

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gain (loss) recognized in OCI(1)	$(884)	$(302)	$(1,707)	$(536)
Net (gain) loss reclassified from accumulated OCI into income(2)	$678	$37	$965	$4
Net gain recognized in income(3)	-	$-	-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Quarterly Report on Form 10-Q (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” “supports,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

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

While the pandemic presented, and may in the future present, new risks to our business and there have been logistical and other challenges, there was no material adverse impact on our results of operations for the three and nine months ended September 30, 2022.

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

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. During the nine months ending September 30, 2022, we added an average of 113 new customers per quarter. This is an 82% increase over the 62 new customers we added on average per quarter in 2020 and a 22% increase over the 93 new customers we added on average per quarter in 2021.

For further information refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could unfavorably affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before interest expense, income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangible assets and goodwill, stock-based compensation, income (loss) attributable to non-controlling interests and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2022	2021	2022	2021
Net loss attributable to Innodata Inc. and Subsidiaries	$(3,327)	$(800)	$(9,975)	$(505)
Provision for income taxes	268	328	1,293	621
Interest expense, net	(1)	4	1	18
Gain on loan forgiveness	-	-	-	(580)
Depreciation and amortization	1,011	684	2,836	2,054
Stock-based compensation	805	503	2,370	1,117
Non-controlling interests	1	(47)	(72)	(63)
Adjusted EBITDA / (loss) - Consolidated	$(1,243)	$672	$(3,547)	$2,662

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2022	2021	2022	2021
Net income (loss) attributable to DDS Segment	$(324)	$1,092	$(211)	$3,078
Provision for income taxes	265	353	1,196	599
Interest expense, net	(1)	4	1	17
Gain on loan forgiveness	-	-	-	(580)
Depreciation and amortization	201	139	483	459
Stock-based compensation	761	404	1,929	863
Non-controlling interests	1	1	2	(2)
Adjusted EBITDA - DDS Segment	$903	$1,993	$3,400	$4,434

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2022	2021	2022	2021
Net loss attributable to Synodex Segment	$(779)	$(537)	$(2,244)	$(650)
Depreciation and amortization	$171	19	$483	$21
Stock-based compensation	30	24	129	38
Non-controlling interests	-	(48)	(74)	(61)
Adjusted EBITDA (loss) - Synodex Segment	$(578)	$(542)	$(1,706)	$(652)

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2022	2021	2022	2021
Net loss attributable to Agility Segment	$(2,224)	$(1,355)	$(7,520)	$(2,933)
Provision for income taxes	3	(25)	97	22
Interest expense, net	-	-	-	1
Depreciation and amortization	639	526	1,870	1,574
Stock-based compensation	14	75	312	216
Adjusted EBITDA (loss) - Agility Segment	$(1,568)	$(779)	$(5,241)	$(1,120)

Results of Operations

Amounts in the MD&A below are after elimination of any inter-segment profit and have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2022 and 2021

Revenues

Total revenues were $18.4 million and $17.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.9 million or approximately 6%.

Revenues from the DDS segment were $12.8 million and $13.3 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $0.5 million or approximately 4%. The decrease was primarily attributable to lower volume from two existing customers.

Revenues from the Synodex segment were $1.8 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.8 million or approximately 80%. The increase was primarily attributable to higher volume from two existing customers.

Revenues from the Agility segment were $3.8 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.6 million or approximately 19%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

No customer generated 10% or more of the Company’s total revenues for the three months ended September 30, 2022. One customer in the DDS segment generated approximately 10% of the Company’s total revenues for the three months ended September 30, 2021. Further, revenues from non-U.S. customers accounted for 35% and 46% of the Company’s total revenues for the three months ended September 30, 2022 and 2021, respectively.

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

Direct operating costs were $12.4 million and $10.7 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $1.7 million or 16%. The cost increase primarily supported our growth initiatives across all business segments. The increase in Direct operating costs includes an increase in direct and indirect labor related costs primarily on account of higher headcount and salary increases of $1.0 million, an increase in cloud services, content costs, and depreciation and amortization of capitalized developed software of $0.5 million and severance costs of $0.4 million, partially offset by a $0.2 million decrease in other direct operating costs. Direct operating costs as a percentage of total revenues were 67% and 61% for the three-month periods ended September 30, 2022 and 2021. The increase in direct operating costs as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in the Synodex and Agility segments.

Direct operating costs for the DDS segment were approximately $8.0 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.3 million or 4%. The cost increase primarily supported our growth initiatives. The increase in Direct operating costs includes an increase in severance costs of $0.4 million, an increase in cloud services, content costs, and depreciation and amortization of capitalized developed software of $0.1 million, an increase in direct and indirect labor related of $0.1 million, offset in part by a $0.1 million reduction due the impact of foreign exchange rates fluctuations and a decrease in other direct operating costs of $0.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 63% and 58% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was primarily attributable to an increase in direct operating costs and a decrease in revenues.

Direct operating costs for the Synodex segment were $2.2 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $1.0 million or 83%. The cost increase primarily supported our growth initiatives combined with the timing of new technology roll-out. The increase in Direct operating costs was primarily due to an increase in direct labor costs primarily on account of higher headcount and salary increases of $0.8 million, and an increase in depreciation and amortization of capitalized developed software of $0.2 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 122% and 120% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Agility segment were $2.2 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.4 million or 22%. The cost increase was primarily due to higher amortization of capitalized developed software and content costs of $0.2 million, an increase in direct and indirect labor related costs primarily on account of higher headcount and salary increases of $0.1 million and an unfavorable impact of foreign exchange rate fluctuations of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 58% and 56% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was primarily due to an increase in direct operating costs offset in part by increased revenues from subscriptions to our Agility AI-enabled platform and newswire products.

Selling and Administrative Expenses

Selling and administrative expenses consist of sales, marketing, product research and development and administrative payroll and related costs including commissions, bonuses, and stock-based compensation, marketing costs, new services research and related software development, third-party software, advertising, trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $9.1 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $1.8 million or 25%. The cost increase primarily supported our growth initiatives across all business segments. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment and professional fees of $1.0 million, marketing activity related cost of $0.3 million, severance costs of $0.3 million and an unfavorable impact of foreign exchange rate fluctuations of $0.2 million. Selling and administrative expenses as a percentage of total revenues were 49% and 42% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in the Agility and Synodex segments.

Selling and administrative expenses for the DDS segment were $4.8 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.7 million or 17%. The cost increase primarily supported our growth initiatives. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, bonuses, and recruitment fees of $0.4 million, an increase in professional fees of $0.2 million, and marketing activity related costs of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues were 38% and 31% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures and decreased revenues.

Selling and administrative expenses for the Synodex segment were $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $0.1 million or 33%. The cost increase was primarily attributable to payroll related costs and recruitment fees for new hires $0.1 million and marketing activity related costs of $0.1 million to support our growth initiatives. These costs were offset in part by a decrease in professional fees of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 22% and 30% for the three-month periods ended September 30, 2022 and 2021, respectively. The decrease in selling and administrative expenses as a percentage of segment revenues was primarily attributable to higher revenues offset in part by higher expenditures.

Selling and administrative expenses for the Agility segment were $3.9 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $1.0 million or 34%. The cost increase primarily supported our growth initiatives. The selling and administrative costs increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives of $0.5 million, severance costs of $0.3 million, an unfavorable impact of foreign exchange rate fluctuations of $0.2 million, an increase in marketing activity related costs of $0.1 million, offset in part by a decrease in professional fees of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 103% and 91% for the three-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

Income Taxes

We recorded a provision for income taxes of $0.3 million for the three months ended September 30, 2022 and 2021.

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

Net Income (Loss)

We incurred a net loss of $3.3 million during the three months ended September 30, 2022, compared to a net loss of $0.8 million during the three months ended September 30, 2021. The $2.5 million change was a result of higher Direct operating costs and Selling and administrative expenses in all segments in the current quarter, offset in part by higher revenues in the Synodex and Agility segments and a favorable impact of foreign currency exchange rates.

Net loss for the DDS segment was $0.3 million for the three months ended September 30, 2022, compared to a net income of $1.2 million for the three months ended September 30, 2021. The $1.5 million change was primarily attributable to a decrease in revenues and an increase in Direct operating costs and Selling and administrative expenses in the current quarter.

Net loss for the Synodex segment was $0.8 million for the three months ended September 30, 2022, compared to a net loss of $0.5 million for the three months ended September 30, 2021. The $0.3 million change was due to higher Direct operating costs and Selling and administrative expenses, offset in part by higher revenues in the current quarter.

Net loss for the Agility segment was $2.2 million for the three months ended September 30, 2022, compared to net loss of $1.5 million for the three months ended September 30, 2021. The $0.7 million change was due to higher Direct operating costs and Selling and administrative expenses, offset in part by higher revenues in the current quarter and a favorable impact of foreign currency exchange rates.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $1.2 million compared to an income of $0.7 million for the three months ended September 30, 2021. The $1.9 million change in Adjusted EBITDA was due to a higher net loss reduced in part by higher stock-based compensation and depreciation and amortization.

Adjusted EBITDA for the DDS segment was $0.9 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. The $1.1 million change in Adjusted EBITDA was due to lower net income for the DDS segment, offset in part by higher stock-based compensation.

Adjusted EBITDA for the Synodex segment was a loss of $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The $0.1 million change was due to a higher net loss for the Synodex segment, offset in part by higher depreciation and amortization.

Adjusted EBITDA for the Agility segment was a loss of $1.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. The $0.8 million change in Adjusted EBITDA was due to a higher net loss for the Agility segment, offset in part by higher depreciation and amortization.

Nine Months Ended September 30, 2022 and 2021

Revenues

Total revenues were $59.6 million and $50.5 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $9.1 million or approximately 18%.

Revenues from the DDS segment were $42.9 million and $38.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $4.9 million or approximately 13%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $5.4 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $2.5 million or approximately 86%. The increase was primarily attributable to higher volume from two existing customers.

Revenues from the Agility segment were $11.3 million and $9.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.7 million or approximately 18%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 13% and 11% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 37% and 47% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

Direct operating costs were $38.8 million and $31.2 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $7.6 million or 24%. The cost increase primarily supported our growth initiatives across all business segments. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $6.2 million; an increase in cloud services, occupancy, content costs, depreciation and amortization of capitalized developed software of $1.2 million; severance cost of $0.4 million, and an increase in other direct operating costs of $0.5 million; offset in part by a $0.7 million reduction due the impact of foreign exchange rates fluctuations. Direct operating costs as a percentage of total revenues were 65% and 62% for the nine-month periods ended September 30, 2022 and 2021. The increase in direct operating costs as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Direct operating costs for the DDS segment were approximately $26.3 million and $23.1 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3.2 million or 14%. The cost increase primarily supported our growth initiatives. The increase in Direct operating costs includes direct and indirect labor related costs primarily on account of higher headcount and salary increases of $3.1 million; severance cost of $0.4 million and an increase in cloud services, occupancy, and depreciation and amortization of capitalized developed software of $0.2 million, and an increase in other direct operating costs of $0.4 million; offset in part by $0.9 million due the impact of foreign exchange rates fluctuations. Direct operating costs for the DDS segment as percentage of DDS segment revenues was 61% for each of the nine-month periods ended September 30, 2022 and 2021, respectively. There was no change in direct operating costs as a percentage of segment revenues as the increase in direct operating costs was offset by an increase in revenues.

Direct operating costs for the Synodex segment was $6.2 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3.5 million or 130%. The cost increase primarily supported our growth initiatives combined with the timing of new technology roll-out. The increase in Direct operating costs was primarily due to an increase in direct labor costs on account of higher headcount and salary increases of $2.9 million and an increase in depreciation and amortization of capitalized developed software of $0.6 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 115% and 93% for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase in direct operating costs as a percentage of segment revenues was due to an increase in direct operating costs offset in part by an increase in revenues.

Direct operating costs for the Agility segment were $6.3 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.9 million or 17%. The cost increase was primarily due to higher amortization of capitalized developed software and content costs of $0.4 million higher labor related costs of $0.2 million, an unfavorable impact of foreign exchange rate fluctuations of $0.2 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues was 56% for each of the nine-month periods ended September 30, 2022 and 2021, respectively. There was no change in direct operating costs as percentage of segment revenues as the increase in direct operating costs were offset by an increase in revenues.

Selling and Administrative Expenses

Selling and administrative expenses consist of sales, marketing, product research and development and administrative payroll and related costs including commissions, bonuses, and stock-based compensation, marketing costs, new services research and related software development, third-party software, advertising, trade conferences, professional fees and consultant costs, and other administrative overhead costs.

Selling and administrative expenses were $29.6 million and $19.8 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $9.8 million or 49%. The cost increase primarily supported our growth initiatives across all business segments. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, and bonuses of $5.7 million, marketing activity related costs of $2.3 million, recruitment and professional fees of $1.1 million, severance costs of $0.3 million, an unfavorable impact of foreign exchange rate fluctuations of $0.2 million and a $0.2 million increase in other selling and administrative costs. Selling and administrative expenses as a percentage of total revenues were 50% and 39% for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures in all segments, offset in part by increased revenues in all segments.

Selling and administrative expenses for the DDS segment were $15.6 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3.8 million or 32%. The cost increase primarily supported our growth initiatives. The selling and administrative cost increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives, and bonuses of $2.1 million, marketing activity related costs of $1.0 million, recruitment and professional fees of $0.7 million. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues were 36% and 31% for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher expenditures offset in part by increased revenues.

Selling and administrative expenses for the Synodex segment were $1.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.6 million or 67%. The cost increase was primarily attributable to payroll related costs and recruitment fees for new hires and other professional fees of $0.6 million to support our growth initiatives. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 28% and 31% for the nine-month periods ended September 30, 2022 and 2021, respectively. The decrease in selling and administrative expenses as a percentage of segment revenues was primarily attributable to lower expenditures offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $12.5 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $5.4 million or 76%. The cost increase primarily supported our growth initiatives. The selling and administrative costs increase includes payroll related costs for new hires, stock-based compensation, commissions, incentives of $3.6 million, marketing activity related costs of $1.3 million, severance costs of $0.3 million, an unfavorable impact of foreign exchange rate fluctuations of $0.2 million and a $0.2 million increase in other selling and administrative costs; partly offset by decreases in recruitment and professional fees of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 111% and 74% for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase in selling and administrative expenses as a percentage of segment revenues was primarily due to higher expenditures, offset in part by an increase in revenues.

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

Income Taxes

We recorded a provision for income taxes of $1.3 million for the nine months ended September 30, 2022, as compared to $0.6 million for the nine months ended September 30, 2021.

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

Net Income (Loss)

We incurred a net loss of $10.0 million and $0.5 million during the nine months ended September 30, 2022 and 2021. The $9.5 million change was a result of higher Direct operating and Selling and administrative costs in all segments in the current nine-month period, offset in part by higher revenues in all segments and a favorable impact of foreign currency exchange rates.

Net loss for the DDS segment was $0.2 million for the nine months ended September 30, 2022, compared to a net income of $3.1 million for the nine months ended September 30, 2021. The change of $3.3 million was primarily attributable to an increase in Direct operating costs and Selling and administrative expenses, offset in part by an increase in revenues in the current nine-month period and a favorable impact of foreign currency exchange rates.

Net loss for the Synodex segment was $2.2 million for the nine months ended September 30, 2022, compared to a net loss of $0.7 million for the nine months ended September 30, 2021. The $1.5 million change was due to higher Direct operating costs and Selling and administrative expenses, offset in part by higher revenues in the current nine-month period.

Net loss for the Agility segment was $7.6 million for the nine months ended September 30, 2022, compared to net loss of $2.9 million for the nine months ended September 30, 2021. The $4.7 million change was due to higher Direct operating costs and Selling and administrative expenses, offset in part by higher revenues in the current nine-month period and a favorable impact of foreign currency exchange rates.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2022 was a loss of $3.5 million compared to an income of $2.6 million for the nine months ended September 30, 2021. The $6.1 million change in Adjusted EBITDA was due to a higher net loss reduced in part by higher provisions for income taxes, stock-based compensation, depreciation and amortization.

Adjusted EBITDA for the DDS segment was $3.4 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.0 million change in Adjusted EBITDA was due to lower net income in the DDS segment, offset in part by higher stock-based compensation and provision for income taxes.

Adjusted EBITDA for the Synodex segment was a loss $1.7 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.0 million change in Adjusted EBITDA was due to a higher net loss in the Synodex segment, offset in part by higher depreciation and amortization.

Adjusted EBITDA for the Agility segment was a loss of $5.2 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The $4.1 million change in Adjusted EBITDA was due to a higher net loss in the Agility segment, offset in part by higher depreciation and amortization.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$10,729	$18,902
Working capital	2,992	12,658

At September 30, 2022, we had cash and cash equivalents of $10.7 million, of which $4.9 million was held by our foreign subsidiaries, and $5.8 million was held in the United States. Despite our ability under existing tax law to repatriate funds from overseas after paying the toll charge, it is our intent as of September 30, 2022, to indefinitely reinvest the overseas funds in our foreign subsidiaries on account of the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) hiring of sales personnel; (v) product management and strategic marketing; (vi) general corporate purposes, including working capital; and (vii) possible business acquisitions. We had working capital of approximately $3.0 million and

$12.7 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in working capital was due to a decrease in cash used to fund our growth initiatives.

We did not have any material commitments for capital expenditures as of September 30, 2022.

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

Cash Flows

Net Cash Used in Operating Activities

Cash used in our operating activities for the nine months ended September 30, 2022 was $1.7 million primarily on account of the following factors: our net loss for the period of $10.0 million; a source of $6.1 million from non-cash expenses consisting of depreciation and amortization of $2.8 million, stock-based compensation of $2.4 million, pension cost of $0.6 million, deferred tax provisions of $0.2 million and a loss of $0.1 million from the termination of one of our operating lease contracts. Net changes from working capital accounts contributed an additional $2.2 million in working capital, mainly from a decrease in accounts receivable of $1.7 million, a decrease in other assets of $0.7 million offset in part by a $0.2 million net decrease in other working capital accounts. Refer to the condensed consolidated statements of cash flows for further details.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022 and 2021, cash used in our investing activities was $5.3 million and $3.0 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software

During the next 12 months, it is anticipated that capital expenditures for ongoing technology, equipment and infrastructure upgrades will approximate to $6.4 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $0.2 million primarily for payments of long-term obligations of $0.5 million, reduced in part by proceeds from stock option exercises of $0.3 million.

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.8 million from proceeds from stock option exercises of $2.2 million. Cash paid for withholding taxes on net settlement exercises of stock options for the nine months ended September 30, 2021 was $0.8 million. Payments of long-term obligations were $0.6 million for the nine months ended September 30, 2021.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.       OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*; **	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*; **	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	November 10, 2022	/s/ Jack S. Abuhoff

Jack S. Abuhoff
Chief Executive Officer and President

Date:	November 10, 2022	/s/ Marissa B. Espineli

Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)