Form 10-Q
period 2023-03-31
INNODATA INC
filed 2023-05-12
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 5, 2023 was 27,549,984.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,330	$9,792
Short term investments – other	512	507
Accounts receivable, net of allowance for doubtful accounts	8,462	9,528
Prepaid expenses and other current assets	4,189	3,858
Total current assets	23,493	23,685
Property and equipment, net	2,590	2,511
Right-of-use-asset, net	4,109	4,309
Other assets	2,252	1,498
Deferred income taxes, net	1,583	1,475
Intangibles, net	13,064	12,526
Goodwill	2,044	2,038
Total assets	$49,135	$48,042

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,225	$2,630
Accrued expenses and other	6,843	7,250
Accrued salaries, wages and related benefits	6,766	6,136
Income and other taxes	3,582	3,230
Long-term obligations - current portion	1,121	877
Operating lease liability - current portion	633	693
Total current liabilities	21,170	20,816
Deferred income taxes, net	57	65
Long-term obligations, net of current portion	6,288	5,079
Operating lease liability, net of current portion	3,926	4,036
Total liabilities	31,441	29,996

Commitments and contingencies
Non-controlling interests	(724)	(727)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 30,734,000 shares issued and 27,550,000 outstanding at March 31, 2023 and 30,589,000 shares issued and 27,405,000 outstanding at December 31, 2022	307	306
Additional paid-in capital	37,097	35,815
Deficit	(10,891)	(8,775)
Accumulated other comprehensive loss	(1,630)	(2,108)
	24,883	25,238
Less: treasury stock, 3,184,000 shares at March 31, 2023 and December 31, 2022 at cost	(6,465)	(6,465)
Total stockholders’ equity	18,418	18,773
Total liabilities, non-controlling interests and stockholders’ equity	$49,135	$48,042

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$18,839	$21,192
Operating costs and expenses:
Direct operating costs	12,874	13,414
Selling and administrative expenses	7,797	10,190
Interest expense, net	63	3
	20,734	23,607
Loss before provision for income taxes	(1,895)	(2,415)
Provision for income taxes	218	475
Consolidated net loss	(2,113)	(2,890)
Income (loss) attributable to non-controlling interests	3	(75)
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,116)	$(2,815)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.08)	$(0.10)

Weighted average shares outstanding:
Basic and Diluted	27,460	27,158

Comprehensive Loss:
Consolidated Net loss	$(2,113)	$(2,890)
Pension liability adjustment, net of taxes	(5)	40
Foreign currency translation adjustment	60	(26)
Change in fair value of derivatives, net of taxes	423	5
Other comprehensive income	478	19
Total Comprehensive loss	(1,635)	(2,871)
Less: Comprehensive income (loss) attributable to non-controlling interest	3	(75)
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(1,638)	$(2,796)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(2,113)	$(2,890)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	1,091	873
Stock-based compensation	962	537
Deferred income taxes	(94)	44
Pension cost	253	11
Loss on lease termination	-	125
Changes in operating assets and liabilities:
Accounts receivable	1,149	487
Prepaid expenses and other current assets	158	(63)
Other assets	21	144
Accounts payable, accrued expenses and other	(608)	(533)
Accrued salaries, wages and related benefits	627	(407)
Income and other taxes	338	176
Net cash provided by (used in) operating activities	1,784	(1,496)

Cash flows from investing activities:
Capital expenditures	(1,702)	(1,939)
Purchase of short term investments - others	(5)	-
Net cash used in investing activities	(1,707)	(1,939)

Cash flows from financing activities:
Proceeds from stock option exercises	321	26
Payment of long-term obligations	(70)	(39)
Redemption of non-controlling interest	-	1
Net cash provided by (used in) financing activities	251	(12)

Effect of exchange rate changes on cash and cash equivalents	210	(28)

Net increase (decrease) in cash and cash equivalents	538	(3,475)

Cash and cash equivalents, beginning of period	9,792	18,902

Cash and cash equivalents, end of period	$10,330	$15,427

Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$1,162	$-
Non cash redemption of non-controlling interest	$-	$(2,864)
Cash paid for income taxes	$24	$308
Cash paid for operating leases	$404	$493
Cash paid for interest	$92	$4

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
January 1, 2023	30,589	$306	$35,815	$(8,775)	$(2,108)	(3,184)	$(6,465)	$18,773
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	307	37,097	(10,891)	(1,630)	(3,184)	(6,465)	18,418

January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	(3,184)	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for taxes on restricted shares vesting	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	304	32,767	345	(2,173)	(3,184)	(6,465)	24,778

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of March 31, 2023 and December 31, 2022, the results of its operations and comprehensive loss for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders’ equity for the three months ended March 31, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2022.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early-terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.7 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, and Hong Kong and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2023 and December 31, 2022 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses (gains) resulting from such transactions of approximately $309,000 and ($419,000) for the three months ended March 31, 2023 and 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Income Taxes - Estimated deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years. A valuation allowance is provided when it is more likely than not that all or some portion of the estimated deferred tax assets will not be realized. While the Company considers future taxable income in assessing the need for the valuation allowance, in the event that the Company anticipates that it will be able to realize the estimated deferred tax assets in the future in excess of its net recorded amount, an adjustment to the provision for deferred tax assets would increase income in the period such determination was made. Similarly, in the event that the Company anticipates that it will not be able to realize the estimated deferred tax assets in the future considering future taxable income, an adjustment to the provision for deferred tax assets would decrease income in the period such determination was made. In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the United States, Canadian and European (principally Germany and the United Kingdom) deferred tax assets will not be realizable. As the expectation of future taxable income cannot be predicted with certainty, the Company maintains a valuation allowance against all the United States, Canadian and European (principally Germany and the United Kingdom) net deferred tax assets. Changes in the valuation allowance from period to period are included in the Company’s tax provision in the period of change.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents advance billings made to customers where conditions for revenue recognition have not been met. These amounts are included in accrued expenses and other on the accompanying condensed consolidated balance sheets. We expect to recognize substantially all of these performance obligations over the next 12 months. The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the three months ended March 31, 2023 (in thousands):

Amount
Balance at December 31, 2022	$4,366
Net deferred revenue in the period	2,585
Revenue recognized	(2,744)
Currency translations and other adjustments	(18)
Balance at March 31, 2023	$4,189

2.           Short Term Investments – other

The Short-term investments include investments made by the Company in treasury bills and certificates of deposit which are considered as highly liquid investments having a maturity period of less than one year.

	March 31,	December 31,
	2023	2022
Treasury bills	$499	$494
Certificates of deposit	13	13
Total	$512	$507

3.           Accounts Receivable

Accounts receivable consists of the following:

	March 31,	December 31,
	2023	2022
Gross Accounts receivable	$9,628	$10,741
Allowance for doubtful accounts	(1,166)	(1,213)
Accounts receivable, net	$8,462	$9,528

As of January 1, 2023, the Company has adopted ASU 2019-04 (Codification Improvements to Topic 326, Financial Instruments—Credit Losses), and based on its assessment there was no impact on the financial statements or other related disclosures. The basis of allowance for doubtful accounts remains similar to the earlier adopted estimation procedure which is further elaborated in the paragraph below.

We maintain an allowance for credit losses for estimated losses resulting from the failure of our customers to make the required payments and provisions for billing adjustments relating to quality issues on delivered services. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for the credit losses for the three months ended March 31, 2023 was as follows (in thousands):

Amount
Balance at January 1, 2023	$1,213
Additions charged to expense	180
Write-offs against allowance	(230)
Foreign currency translation adjustment	3
Balance at March 31, 2023	$1,166

4.           Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Balance as of January 1, 2023	$2,038
Foreign currency translation adjustment	6
Balance as of March 31, 2023	$2,044

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.0 million as of March 31, 2023, and December 31, 2022.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	March 31, 2023
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,414)	$1	$586
Customer relationships	2,096	(1,514)	-	582
Trademarks and tradenames	852	(733)	-	119
Patents	43	(37)	-	6
Media Contact Database	3,492	(2,357)	6	1,141
Total Acquired Intangible Assets	$9,482	$(7,055)	$7	$2,434

Capitalized Developed Software
Capitalized Developed Software	$11,778	$(4,779)	$3	$7,002
Capitalized Developed Software - in Progress	3,631	-	(3)	3,628
Total Capitalized Developed Software	$15,409	$(4,779)	$-	$10,630

Total	$24,891	$(11,834)	$7	$13,064

	December 31, 2022
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,169	$(2,468)	$(43)	$658
Customer relationships	2,228	(1,560)	(42)	626
Trademarks and tradenames	880	(740)	(8)	132
Patents	45	(38)	1	8
Media Contact Database	3,648	(2,358)	(68)	1,222
Total Acquired Intangible Assets	$9,970	$(7,164)	$(160)	$2,646

Capitalized Developed Software
Capitalized Developed Software	$11,845	$(4,398)	$(348)	$7,099
Capitalized Developed Software - in Progress	2,787	-	(6)	2,781
Total Capitalized Developed Software	$14,632	$(4,398)	$(354)	$9,880

Total	$24,602	$(11,562)	$(514)	$12,526

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended March 31, 2023 and 2022, respectively.

Amortization expense relating to capitalized developed software was $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2023	$3,623
2024	3,975
2025	3,054
2026	853
2027	460
Thereafter	1,099
$13,064

5.            Income Taxes

Taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. Effective income tax rates are disproportionate due to the losses incurred by the Company’s United States, Canadian, German and the United Kingdom subsidiaries and a valuation allowance recorded on deferred taxes of these entities and tax effects of foreign operations, including foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the three months ended March 31, 2023 and 2022, respectively, are summarized in the table below:

	For the Three Months
	Ended March 31,
	2023	2022
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
Effect of:
Change in valuation allowance	23.8	35.1
Tax effects of foreign operations	3.8	5.9
Foreign operations permanent difference - foreign exchange gains and losses	3.5	4.4
Increase in unrecognized tax benefits (ASC 740)	3.4	1.1
Foreign rate differential	0.9	(8.0)
State income tax net of federal benefit	0.3	0.2
Return to provision true up	(0.4)	4.7
Effect of stock based compensation	(1.4)	-
Deemed interest	(4.6)	(2.6)
Other	3.2	(0.1)
Effective tax rate	11.5%	19.7%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2023 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2023	$1,680
Increase for current period tax positions	44
Interest accrual	21
Foreign currency remeasurement	9
Balance - March 31, 2023	$1,754

The Company expects that unrecognized tax benefits as of March 31, 2023, if recognized, would have a material impact on the Company’s effective tax rate.

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

(Unaudited)

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Rent expense for long-term operating leases	$309	$376
Rent expense for short-term leases	95	117
Total rent expense	$404	$493

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2023 (in thousands):

Year	Amount
2023	$761
2024	858
2025	890
2026	927
2027	912
2028 and thereafter	1,553
Total lease payments	5,901
Less: Interest	(1,342)
Net present value of lease liabilities	$4,559

Current portion	$633
Long-term portion	3,926
Total	$4,559

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2023 were as follows:

Weighted-average lease term remaining (in months)	49
Weighted-average discount rate	9.10%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Long-term obligations

Total long-term obligations as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Pension obligations - accrued pension liability	$6,239	$5,906
Settlement agreement	-	50
Microsoft licenses (1)	1,170	-
	7,409	5,956
Less: Current portion of long-term obligations	1,121	877
Totals	$6,288	$5,079

(1) In March 2023, the Company renewed a vendor agreement to acquire certain additional software licenses, receive technical support and future software upgrades on software licenses through February 2026. Pursuant to this agreement, the Company is contractually liable to pay approximately $0.4 million annually over the term of the agreement.

8.          Commitments and Contingencies

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

9.            Stock Options and Restricted Stock Units

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the three-month periods ended March 31, 2023 and 2022 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09
Granted*	25,000	3.31
Exercised	(148,167)	2.31
Forfeited/Expired	(64,666)	6.96
Outstanding at March 31, 2023	6,502,657	$3.07	6.94	$35,414,546

Exercisable at March 31, 2023	4,041,942	$2.03	5.87	$26,301,295

Vested and Expected to Vest at March 31, 2023	6,502,657	$3.07	6.94	$35,414,546

*On January 23, 2023 25,000 stock options were issued to a non-employee member of the Company’s advisory board. The stock options vest in 12 monthly installments commencing in June 2023.

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

*Includes 110,000 stock options granted by the Company to a non-employee director of the Company during the three-month period ended March 31, 2022. The stock option fully vests on January 1, 2025.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during the three-month periods ended March 31, 2023 are presented below. There were no outstanding options under the 2021 Plan as of March 31, 2022.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46
Granted	-	-
Exercised	-	-
Forfeited/Expired	(33,500)	3.41
Outstanding at March 31, 2023	994,000	$3.46	9.51	$5,051,370

Exercisable at March 31, 2023	31,250	$5.20	9.29	$104,500

Vested and Expected to Vest at March 31, 2023	994,000	$3.46	9.51	$5,051,370

During the three months ended March 31, 2023, a total of 148,167 options were exercised at an average price of $2.31.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Three Months Ended March 31,
	2023	2022
Weighted average fair value of options granted	$1.79	$3.10
Risk-free interest rate	3.88%	1.94%-2.33%
Expected term (years)	3.0	6.0-6.42
Expected volatility factor	79.95%	62.00%
Expected dividends	-	-

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the three-month periods ended March 31, 2023 and 2022.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock unit activity under the Equity Plans during each of the three-month periods ended March 31, 2023 and 2022 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2023	700,000	$5.59

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2022	-	$-
Granted*	700,000	5.59
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2022	700,000	$5.59

* 200,000 RSUs were issued under the 2013 Plan and 500,000 RSUs were issued under the 2021 Plan.

The compensation cost related to non-vested stock options not yet recognized as of March 31, 2023 totaled approximately $6.2 million. The weighted-average period over which these costs will be recognized is 23 months.

During the fiscal year ended December 31, 2022, 700,000 performance-based restricted stock units were granted and remain unvested at March 31, 2023. Vesting of the performance-based restricted stock units is contingent on the achievement of certain financial performance goals and service vesting conditions. There were no restricted stock units granted during the three months ended March 31, 2023.

The compensation cost related to non-vested restricted stock units not yet recognized as of March 31, 2023 totaled approximately $2.8 million. The weighted-average period over which these costs will be recognized is 24 months.

The stock-based compensation expense related to the Equity Plans were allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Direct operating costs	$63	$52
Selling and administrative expenses	899	485
Total stock-based compensation	$962	$537

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.        Redemption of non-controlling interest

The Condensed Consolidated Balance Sheets for the fiscal period ended December 31, 2022 includes a $2.9 million charge against additional paid-in-capital representing the carrying value of the non-controlling interest in Innodata Synodex, LLC which was redeemed by the Company on March 31, 2022. The Company accounted for the transaction in accordance with ASC Topic 810, “Consolidation,” which discusses the proper accounting treatment of the carrying value for the non-controlling interest. Under the standard, any change in ownership that does not result in a loss of control must be accounted for as an equity transaction.

11.        Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2023 and 2022, and reclassifications from accumulated other comprehensive loss for the three months then ended, are presented below (in thousands):

	Pension Liability	Fair Value of	Foreign Currency	Accumulated Other
	Adjustment	Derivatives	Translation Adjustment	Comprehensive Loss
Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive loss before reclassifications, net of taxes	-	242	60	302
Total other comprehensive loss before reclassifications, net of taxes	(86)	(123)	(1,597)	(1,806)
Net amount reclassified to earnings	(5)	181	-	176
Balance at March 31, 2023	$(91)	$58	$(1,597)	$(1,630)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive loss before reclassifications, net of taxes	-	(78)	(26)	(104)
Total other comprehensive loss before reclassifications, net of taxes	(858)	(431)	(1,007)	(2,296)
Net amount reclassified to earnings	40	83	-	123
Balance at March 31, 2022	$(818)	$(348)	$(1,007)	$(2,173)

Taxes related to each component of other comprehensive loss were not material for each of the three-month periods presented and therefore not disclosed separately.

All reclassifications from accumulated other comprehensive loss had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive loss.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenues:
DDS	$12,746	$15,911
Synodex	1,865	1,669
Agility	4,228	3,612
Total Consolidated	$18,839	$21,192

Income (loss) before provision for income taxes(1):
DDS	$(281)	$1,452
Synodex	(111)	(988)
Agility	(1,503)	(2,879)
Total Consolidated	$(1,895)	$(2,415)

Income (loss) before provision for income taxes(2):
DDS	$(423)	$1,296
Synodex	14	(859)
Agility	(1,486)	(2,852)
Total Consolidated	$(1,895)	$(2,415)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2023	December 31, 2022
Total assets:
DDS	$26,251	$25,758
Synodex	3,433	3,270
Agility	19,451	19,014
Total Consolidated	$49,135	$48,042

	March 31, 2023	December 31, 2022
Goodwill:
Agility	$2,044	$2,038
Total	$2,044	$2,038

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

The table below shows intersegment revenues which are eliminated in consolidation (in thousands).

	For the Three Months Ended March 31,
	2023	2022
Revenues of DDS Segment from:
Synodex	$447	$564
Agility	32	33
Totals	$479	$597

Revenues for the period ended March 31, 2023 and 2022 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	March 31,
	2023	2022
United States	$11,409	$13,393
United Kingdom	2,555	3,082
The Netherlands	1,723	1,652
Canada	1,438	1,377
Others - principally Europe	1,714	1,688
Totals	$18,839	$21,192

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets as of March 31, 2023 and December 31, 2022 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2023	2022
United States	$7,944	$7,205

Foreign countries:
Canada	7,633	7,675
United Kingdom	1,160	1,198
Philippines	3,631	3,682
India	991	1,195
Sri Lanka	446	426
Israel	2	3
Germany	-	-
Total foreign	13,863	14,179
Totals	$21,807	$21,384

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.1 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively.

One customer in the DDS segment generated approximately 11% and another customer in the DDS segment generated 11% of the Company’s total revenues for the three months ended March 31, 2023. Another customer in the DDS segment generated approximately 21% of the Company’s total revenues for the three months ended March 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2023 and 2022, revenues from non-U.S. customers accounted for 39% and 37%, respectively, of the Company’s total revenues.

As of March 31, 2023, approximately 38% of the Company’s accounts receivable was due from foreign (principally European) customers and 30% of the Company’s accounts receivable was due from two customers. As of December 31, 2022, approximately 44% of the Company’s accounts receivable was due from foreign (principally European) customers and 45% of the Company’s accounts receivable was due from four customers. No other customer accounted for 10% or more of the accounts receivable as of March 31, 2023 and December 31, 2022.

13.          Loss Per Share

	For the Three Months Ended
	March 31,
	2023	2022
Net Loss attributable to Innodata Inc. and Subsidiaries	$2,116	$2,815
Weighted average common shares outstanding	27,460	27,158
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	27,460	27,158

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase 6.6 million and 7.0 million shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

14.          Derivatives

The Company conducts a large portion of its operations in international markets, which subjects it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

In addition, although most of the Company’s revenue is denominated in U.S. dollars, a significant portion of total revenues is denominated in Canadian dollars, Pound Sterling and Euros.

The Company’s policy is to enter derivative instrument contracts with terms that coincide with the underlying exposure being hedged for a period of up to 12 months. As such, the Company’s derivative instruments are expected to be highly effective. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded to Other comprehensive income (loss). Upon settlement of these contracts, the change in the fair value recorded in Other comprehensive income (loss) are reclassified to earnings and included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $9.8 million and $14.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Fair Value
		2023	2022
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$58	$-

Foreign currency forward contracts	Accrued expenses and other	$-	$365

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Net gain (loss) recognized in OCI(1)	$242	$(78)
Net (gain) loss reclassified from accumulated OCI into income(2)	$181	$83
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

15.          Subsequent Event

On April 4, 2023, Innodata Inc. entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, Innodata Synodex, LLC, Innodata docGenix, LLC, and Agility PR Solutions LLC. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. The Credit Agreement contains a financial covenant that will require the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; impacts resulting from the rapidly evolving conflict between Russia and the Ukraine; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of customers; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions, whether as a result of the COVID-19 pandemic or otherwise; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time on our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part I, Item 1A. “Risk Factors”, “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2023 and in our other filings that we may make with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

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

Innodata was founded on a simple idea: engineer the highest quality data so organizations across broad industry segments could make smarter decisions. Today, we believe we’re delivering the highest quality data for some of the world’s most innovative technology companies to use to train the AI models of the future.

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

We are also helping companies deploy and integrate AI into their operations and products and providing innovative AI-enabled industry platforms, helping ensure that our customers’ businesses are prepared for a world in which machines augment human activity in ways previously unimaginable.

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

AI Data Preparation

We collect or create training data, annotate training data, and train AI algorithms for social media companies, robotics companies, financial services companies, and many others, working with images, text, video and audio. We utilize a variety of leading third-party image and video annotation tools. For text, we use our proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations we conceived in the course of our 30-year history of creating high-quality data.

In addition, because collecting real-world data is often impracticable (due to data privacy regulations or rarity of cohorts and outliers), we create high-quality synthetic data that maintains all of the statistical properties of real-world data, using a combination of domain specialists and machine technologies that leverage large language models (LLMs).

AI Model Deployment and Integration

We help businesses leverage the latest AI technologies to achieve their goals. We develop custom AI models (where we select the appropriate algorithms, tune hyperparameters, train and validate the models, and update the models as required). We also help businesses fine-tune their own custom versions of our proprietary models and third-party foundation models to address domain-specific and customer-specific use cases.

In addition to deploying and integrating AI models, we often provide a range of data engineering support services including data transformation, data curation, data hygiene, data consolidation, data extraction, data compliance, and master data management.

Our customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns of our AI solutions and platforms.

AI-Enabled Industry Platforms

Our AI-enabled industry platforms address specific, niche market requirements we believe we can innovate with AI/ML technologies. We deploy these industry platforms as software-as-a-service (SaaS) and as managed services. These platforms benefit from our technology infrastructure, our industry-specific knowledge, our strong customer relationships and experience merging technology with the business processes of our customers. To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and an industry platform for public relations (which we brand as “Agility PR Solutions”). We are in the development with an additional AI-enabled industry platform to serve financial services institutions.

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

Prevailing Economic Conditions and Seasonality

Prevailing Economic Conditions

With the current level of demand for our services, we believe we have existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of the filing of this Report (refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information). In the event we experience a significant or prolonged reduction in revenues, the likelihood of which is uncertain, we would seek to manage our liquidity by utilizing the Revolving Credit Facility, reducing capital expenditures, deferring investment activities, and reducing operating costs.

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

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. During the three-month period ending March 31, 2023, we added 129 new customers. This is a 39% increase over the 93 new customers we added on average per quarter in 2021 and a 3% increase over the 126 new customers we added on average per quarter in 2022.

For further information, refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenues less direct operating costs attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP plus, depreciation and amortization of intangible assets, stock-based compensation, non-recurring severance and other one-time costs.

We define Adjusted Gross Margin by dividing Adjusted Gross Profit over total U.S. GAAP revenues.

We use Adjusted Gross Profit and Adjusted Gross Margin to evaluate results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
Consolidated	2023	2022

Gross Profit attributable to Innodata Inc. and Subsidiaries	5,965	7,778
Depreciation and amortization	1,065	839
Severance**	327	-
Stock-based compensation	63	52
Adjusted Gross Profit	7,420	8,669

Gross Margin	32%	37%
Adjusted Gross Margin	39%	41%

	Three Months Ended March 31,
DDS Segment	2023	2022

Gross Profit attributable to DDS Segment	4,159	6,554
Depreciation and amortization	200	190
Severance**	28	-
Stock-based compensation	51	44
Adjusted Gross Profit	4,438	6,788

Gross Margin	33%	41%
Adjusted Gross Margin	35%	43%

	Three Months Ended March 31,
Synodex Segment	2023	2022

Gross Profit/(Loss) attributable to Synodex Segment	203	(230)
Depreciation and amortization	162	41
Severance**	-	-
Stock-based compensation	-	-
Adjusted Gross Profit	365	(189)

Gross Margin	11%	(14)%
Adjusted Gross Margin	20%	(11)%

	Three Months Ended March 31,
Agility Segment	2023	2022

Gross Profit attributable to Agility Segment	1,603	1,454
Depreciation and amortization	703	608
Severance**	299	-
Stock-based compensation	12	8
Adjusted Gross Profit	2,617	2,070

Gross Margin	38%	40%
Adjusted Gross Margin	62%	57%

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before interest expense, income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangible assets and goodwill, stock-based compensation, income (loss) attributable to non-controlling interests, non-recurring severance, and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
Consolidated	2023	2022
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,116)	$(2,815)
Provision for income taxes	218	475
Interest expense, net	63	3
Depreciation and amortization	1,091	873
Severance**	580	-
Stock-based compensation	962	537
Non-controlling interests	3	(75)
Adjusted EBITDA / (loss)	$801	$(1,002)

	Three Months Ended March 31,
DDS Segment	2023	2022
Net income (loss) attributable to DDS Segment	$(641)	$763
Provision for income taxes	215	533
Interest expense, net	62	3
Depreciation and amortization	225	224
Severance**	33	-
Stock-based compensation	806	371
Non-controlling interests	3	-
Adjusted EBITDA	$703	$1,894

	Three Months Ended March 31,
Synodex Segment	2023	2022
Net income (loss) attributable to Synodex Segment	$14	$(785)
Depreciation and amortization	162	41
Severance**	6	-
Stock-based compensation	58	49
Non-controlling interests	-	(75)
Adjusted EBITDA / (loss)	$240	$(770)

	Three Months Ended March 31,
Agility Segment	2023	2022
Net loss attributable to Agility Segment	$(1,489)	$(2,793)
Provision for income taxes	3	(58)
Interest expense, net	1	-
Depreciation and amortization	704	608
Severance**	541	-
Stock-based compensation	98	117
Adjusted EBITDA (loss)	$(142)	$(2,126)

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2023 and 2022

Revenues

Total revenues were $18.8 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $2.4 million or approximately 11%.

Revenues from the DDS segment were $12.7 million and $15.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, a decrease of $3.2 million or approximately 20%. The decrease was primarily attributable to lower volume from one customer offset in part by an increase in volume from another customer.

Revenues from the Synodex segment were $1.9 million and $1.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively, an increase of $0.2 million or approximately 12%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $4.2 million and $3.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively, an increase of $0.6 million or approximately 17%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 11% and another customer in the DDS segment generated 11% of the Company’s total revenues for the three months ended March 31, 2023. Another customer in the DDS segment generated approximately 21% of the Company’s total revenues for the three months ended March 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2023 and 2022, revenues from non-U.S. customers accounted for 39% and 37% respectively, of the Company’s total revenues.

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

Direct operating costs were $12.9 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.5 million or 4%. The cost decrease was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The decrease in direct operating costs includes lower direct and indirect labor related costs amounting to $1.8 million primarily on account of reductions in headcount, offset in part by salary increases and severance; unfavorable impact of foreign exchange rate fluctuations of $0.8 million, higher depreciation and amortization of capitalized developed software of $0.1 million and an increase in other direct operating costs of $0.4 million. Direct operating costs as a percentage of total revenues were 69% and 63% for the three-month periods ended March 31, 2023 and 2022, respectively. The increase in direct operating cost as a percentage of total revenues was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs in the DDS and Synodex segments.

Direct operating costs for the DDS segment were approximately $8.6 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.7 million or 8%. The cost decrease was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The decrease in direct operating costs includes lower direct and indirect labor related costs amounting to $1.9 million primarily, on account of reductions in headcount, offset in part by salary increases and severance;  unfavorable impact of foreign exchange rate fluctuations of $0.8 million, an increase in other direct operating costs of $0.4 million. Direct operating costs for the DDS segment as percentage of DDS segment revenues were 68% and 58% for the three months ended March 31, 2023 and 2022, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower revenues, offset in part by lower direct operating costs.

Direct operating costs for the Synodex segment were $1.7 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.2 million or 11%. The cost decrease was primarily due to lower direct labor costs of $0.3 million, offset in part by an increase in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 89% and 112% for the three months ended March 31, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to an increase in revenues and a decrease in direct operating costs.

Direct operating costs for the Agility segment were $2.6 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.4 million or 18%. The cost increase was primarily due to higher revenues and cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The cost increase was primarily due to an increase in direct labor costs of $0.4 million including severance higher depreciation and amortization of capitalized developed software of $0.1 million, offset in part by a decrease in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 62% and 61% for the three months ended March 31, 2023 and 2022, respectively. The increase in direct operating costs of the Agility segment as a percentage of Agility segment revenues was primarily due to an increase in direct operating costs, offset in part by increased revenues from subscriptions to our Agility AI-enabled platform and newswire products.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin in percentage is derived by dividing gross profit over revenues.

Gross profit was $6.0 million for the three months ended March 31, 2023 compared to $7.8 million for the three months ended March 31, 2022. The $1.8 million decrease in gross profit was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs. Gross margin was 32% and 37% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross margin was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs.

Gross profit for the DDS segment was $4.2 million for the three months ended March 31, 2023 compared to $6.6 million for the three months ended March 31, 2022. The $2.4 million decrease in gross profit for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs. Gross margin for the DDS segment was 33% and 41% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs.

Gross profit for the Synodex segment was $0.2 million for the three months ended March 31, 2023 compared to a loss of $0.2 million for the three months ended March 31, 2022. The $0.4 million increase in gross profit for the Synodex segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Synodex segment was 11% and (14%) for the three months ended March 31, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment was primarily due to higher revenues and lower direct operating costs.

Gross profit for the Agility segment was $1.6 million for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. The $0.1 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 38% and 40% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross margin for the Agility segment was primarily due to higher direct operating costs, offset in part by higher revenues.

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

Selling and administrative expenses were $7.8 million and $10.2 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $2.4 million or 24%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The decrease in selling and administrative expenses includes lower selling and administrative labor and related expenses of $0.9 million, primarily on account of headcount reduction, offset in part by salary increases and severance; lower recruitment and professional fees of $1.0 million, marketing expenses of $0.5 million and leasehold improvement write-offs from lease terminations of $0.2 million. These lower selling and administrative expenses were also offset in part by higher provisions for doubtful accounts of $0.2 million. Selling and administrative expenses as a percentage of total revenues were 41% and 48% for the three months ended March 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to lower expenditures in all segments, offset in part by lower revenues in the DDS segment.

Selling and administrative expenses for the DDS segment were $4.5 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.8 million or 15%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The decrease in selling and administrative expenses includes lower administrative and selling labor and related expenses of $0.1 million, primarily on account of headcount reductions; lower recruitment and professional fees of $0.5 million, and a decrease in other selling and administrative expenses of $0.2 million, primarily from lower marketing expenses and lower provision for doubtful accounts. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 35% and 33% for each of the three-month periods ended March 31, 2023 and 2022, respectively. The increase in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower revenues, offset in part by lower selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.4 million or 67%. The decrease in selling and administrative expenses was primarily attributable to lower professional fees of $0.3 million and lower payroll-related costs of $0.2 million; offset by an increase in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 11% and 35% for the three months ended March 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses, offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $3.1 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $1.2 million or 28%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency and the Company’s ability to scale and respond to market conditions. The decrease in selling and administrative expenses includes lower selling and administrative labor and related expenses of $0.6 million, primarily on account of headcount reduction and severance; lower recruitment and professional fees of $0.2 million, marketing expenses of $0.4 million, and leasehold improvement write-offs from lease terminations of $0.2 million. These lower selling and administrative expenses were also offset in part by a higher provision for doubtful accounts of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 74% and 119% for the three months ended March 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses, offset in part by an increase in revenues.

Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Tax-related charges primarily consisted of a provision for foreign taxes recorded in accordance with local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate primarily due to losses incurred by our U.S. entities, Canadian and European principally (Germany and the United Kingdom) subsidiaries, and a valuation allowance recorded on the deferred taxes of the U.S., Canadian, German and the United Kingdom subsidiaries.

Net Loss

We incurred a net loss of $2.1 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively. The $0.7 million change was a result of lower operating costs in all segments in the current quarter, offset in part by higher revenues in the Synodex and Agility segments.

Net loss for the DDS segment was $0.6 million for the three months ended March 31, 2023, compared to a net income of $0.8 million for the three months ended March 31, 2022. The $1.4 million change was primarily attributable to lower revenues in the current quarter offset in part by lower operating costs and lower tax provision.

The Synodex segment was breakeven for the three months ended March 31, 2023, compared to a net loss of $0.8 million for the three months ended March 31, 2022. The $0.8 million change was due to lower operating costs, offset in part by higher revenues in the current quarter.

Net loss for the Agility segment was $1.5 million for the three months ended March 31, 2023, compared to a net loss of $2.8 million for the three months ended March 31, 2022. The $1.3 million change was due to higher revenues, lower selling and administrative costs, offset in part by higher direct operating costs in the current quarter.

Adjusted Gross Profit

Adjusted gross profit for the three months ended March 31, 2023 was $7.4 million compared to $8.7 million for the three months ended March 31, 2022. The $1.3 million decrease in adjusted gross profit is due to a lower gross profit, offset in part by higher depreciation and amortization, and non- recurring severance. Adjusted gross margin was 39% and 41% for the three months ended March 31, 2023 and 2022, respectively. The decrease in adjusted gross margin was due to a lower gross profit, offset in part by higher depreciation and amortization, and non-recurring severance.

Adjusted gross profit for the DDS segment was $4.4 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively. The $2.4 million decrease in adjusted gross profit for the DDS Segment is due to lower gross profit, offset in part by higher non-recurring severance. Adjusted gross margin for the DDS segment was 35% and 43% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the adjusted gross margin for the DDS segment was due to lower gross profit, offset in part by higher non-recurring severance.

Adjusted gross profit for the Synodex segment for the three months ended March 31, 2023 was $0.4 million compared to a loss of $0.2 million for the three months ended March 31, 2022. The $0.6 million increase in adjusted gross profit in the Synodex segment is due to higher gross profit and higher depreciation and amortization. Adjusted gross margin for the Synodex segment was 20% and (11%) for the three months ended March 31, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment was due to higher gross profit and higher depreciation and amortization.

Adjusted gross profit for the Agility segment was $2.6 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The $0.5 million increase in adjusted gross profit for the Agility segment is due to higher gross profit, higher non-recurring severance, and depreciation and amortization. Adjusted gross margin for the Agility segment was 62% and 57% for the three months ended March 31, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment was due to higher gross profit, higher non-recurring severance, and depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2023 was $0.8 million compared to a loss of $1.0 million for the three months ended March 31, 2022. The $1.8 million increase in Adjusted EBITDA was due to a lower net loss, higher stock-based compensation, and higher depreciation and amortization and non-recurring severance, offset in part by a lower tax provision.

Adjusted EBITDA for the DDS segment was $0.7 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The $1.2 million decrease in Adjusted EBITDA in the DDS Segment is due to a higher net loss and lower tax provision, offset in part by higher stock-based compensation and higher non-recurring severance.

Adjusted EBITDA for the Synodex segment for the three months ended March 31, 2023 was $0.2 million compared to a loss of $0.8 million for the three months ended March 31, 2022. The $1.0 million increase in Adjusted EBITDA in the Synodex segment is due to a lower net loss and higher depreciation and amortization.

Adjusted EBITDA for the Agility segment was a loss of $0.1 million and loss of $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The $2.0 million increase in Adjusted EBITDA in the Agility segment is due to a lower net loss and higher depreciation and amortization and non-recurring severance.

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin, and Adjusted EBITDA” above.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$10,330	$9,792
Short term investments - other	512	507
Working capital	2,323	2,869

On March 31, 2023, we had cash and cash equivalents of $10.3 million and short-term investments of $0.5 million, of which $3.1 million was held by our foreign subsidiaries, and $7.2 million was held in the United States. The short-term investments of $0.5 million were held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of March 31, 2023, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2023, we had working capital of approximately $2.3 million, as compared to working capital of approximately $2.9 million as of December 31, 2022. The decrease in working capital is due to additional accruals for severance costs and payroll related taxes offset in part by decrease in accounts receivable, accounts payable and accrued expenses during the three months ended March 31, 2023.

We did not have any material commitments for capital expenditures as of March 31, 2023.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report. On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, Innodata Synodex, LLC, Innodata docGenix, LLC, and Agility PR Solutions LLC. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of the date of entry into the Credit Agreement, such borrowing base calculation equaled approximately $3.3 million. Reference is made to Note 15, “Subsequent Events” in the condensed consolidated financial statements of this Report, which is incorporated by reference herein. Any material decreases in our cash and cash equivalents from operating losses, capital expenditures, adverse legal decisions, acquisitions or otherwise could materially and adversely affect the Company.

Cash Flows

Net Cash Provided by (Used in) Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2023 was $1.8 million primarily on account of the following factors: our net loss for the period of $2.1 million; a source of $2.3 million from non-cash expenses consisting of depreciation and amortization of $1.1 million, stock-based compensation of $1.0 million, pension costs of $0.3 million; partially offset by a decrease in deferred taxes of $0.1 million. Net changes from working capital accounts further sourced an additional $1.6 million in working capital, mainly from a decrease in accounts receivable of $1.1 million, a decrease in prepaid expenses and other current assets of $0.2 million; an increase in accrued salaries, wages and related benefits of $0.6 million and an increase in income and other taxes of $0.3 million; offset in part by a decrease in accounts payable, accrued expenses and other of $0.6 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash used in our operating activities for the three months ended March 31, 2022 was $1.5 million primarily on account of the following factors: our net loss for the period of $2.9 million; a source of $1.6 million from non-cash expenses consisting of depreciation and amortization of $0.9 million, stock-based compensation of $0.5 million, a loss of $0.1 million on termination of one of our operating lease contracts and $0.1 million due to other non-cash transactions. Net changes from working capital accounts further utilized an additional $0.2 million in working capital, mainly from an increase in accounts payable and accrued expenses of $0.5 million and an increase in accrued salaries, wages and related benefits of $0.4 million; offset in part by a decrease in accounts receivable of $0.5 million and a net reduction in other working capital accounts of $0.2 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023 and 2022, cash used in our investing activities was $1.7 million and $1.9 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $6.5 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was primarily from proceeds of stock option exercises of $0.3 million.

Cash used in financing activities for the three months ended March 31, 2022 was primarily for payments of long-term obligations of $39,000, offset in part by proceeds from stock option exercises of $26,000 and redemption of non-controlling interest of $1,000.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the following additional risk factors, which shall be deemed to replace, in its entirety, the risk factor in our Annual Report on Form 10-K entitled, “We have no bank facilities or line of credit.”

Debt under our Revolving Credit Facility has a variable rate of interest that is based on SOFR which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future.

Debt outstanding under our Revolving Credit Facility has a variable rate of interest that is based on the secured overnight financing rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may increase our cost of borrowing in the future. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Any patterns in market variable behaviors, such as correlations, may change in the future. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.

Our Revolving Credit Facility contains restrictive covenants that may impair our ability to conduct business.

Our Revolving Credit Facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. For example, the Revolving Credit Facility contains a financial covenant that requires us, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Revolving Credit Facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, there are no assurances that we will be able to obtain waivers from the lender and/or amend the covenants.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2023.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Credit Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.1 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

10.2

Security Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as grantors, and Wells Fargo Bank, National Association, as secured party (incorporated herein by reference to Exhibit 10.2 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

10.3

Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.3 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	May 11, 2023	/s/ Jack S. Abuhoff

Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 11, 2023	/s/ Marissa B. Espineli

Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)