Form 10-Q
period 2023-06-30
INNODATA INC
filed 2023-08-11
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of July 31, 2023 was 28,298,701.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$13,652	$9,792
Short term investments – other	14	507
Accounts receivable, net of allowance for doubtful accounts	8,359	9,528
Prepaid expenses and other current assets	3,839	3,858
Total current assets	25,864	23,685
Property and equipment, net	2,430	2,511
Right-of-use-asset, net	3,938	4,309
Other assets	2,229	1,498
Deferred income taxes, net	1,586	1,475
Intangibles, net	13,489	12,526
Goodwill	2,069	2,038
Total assets	$51,605	$48,042

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,718	$2,630
Accrued expenses and other	5,219	7,250
Accrued salaries, wages and related benefits	6,802	6,136
Income and withholding taxes	4,999	3,230
Long-term obligations - current portion	1,063	877
Operating lease liability - current portion	582	693
Total current liabilities	21,383	20,816
Deferred income taxes, net	17	65
Long-term obligations, net of current portion	6,450	5,079
Operating lease liability, net of current portion	3,828	4,036
Total liabilities	31,678	29,996

Commitments and contingencies
Non-controlling interests	(724)	(727)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 31,483,000 shares issued and 28,299,000 outstanding at June 30, 2023 and 30,589,000 shares issued and 27,405,000 outstanding at December 31, 2022	315	306
Additional paid-in capital	39,966	35,815
Deficit	(11,706)	(8,775)
Accumulated other comprehensive loss	(1,459)	(2,108)
	27,116	25,238
Less: treasury stock, 3,184,000 shares at June 30, 2023 and December 31, 2022 at cost	(6,465)	(6,465)
Total stockholders’ equity	20,651	18,773
Total liabilities, non-controlling interests and stockholders’ equity	$51,605	$48,042

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2023	2022
Revenues	$19,655	$19,987
Operating costs and expenses:
Direct operating costs	12,715	12,992
Selling and administrative expenses	7,574	10,277
Interest income, net	(7)	(1)
	20,282	23,268
Loss before provision for income taxes	(627)	(3,281)
Provision for income taxes	188	550
Consolidated net loss	(815)	(3,831)
Income attributable to non-controlling interests	-	2
Net loss attributable to Innodata Inc. and Subsidiaries	$(815)	$(3,833)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.03)	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	27,860	27,226

Other Comprehensive Loss:
Consolidated Net loss	$(815)	$(3,831)
Pension liability adjustment, net of taxes	(4)	38
Foreign currency translation adjustment	67	(600)
Change in fair value of derivatives, net of taxes	108	(541)
Other comprehensive income (loss)	171	(1,103)
Total Comprehensive loss	(644)	(4,934)
Less: Comprehensive income attributable to non-controlling interest	-	2
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(644)	$(4,936)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2023	2022
Revenues	$38,494	$41,179
Operating costs and expenses:
Direct operating costs	25,589	26,406
Selling and administrative expenses	15,371	20,467
Interest expense, net	56	2
	41,016	46,875
Loss from operations	(2,522)	(5,696)
Provision for income taxes	406	1,025
Consolidated net loss	(2,928)	(6,721)
Income (loss) attributable to non-controlling interests	3	(73)
Net Loss attributable to Innodata Inc. and Subsidiaries	$(2,931)	$(6,648)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.11)	$(0.24)
Weighted average shares outstanding:
Basic and Diluted	27,661	27,192
Other Comprehensive Loss:
Consolidated Net loss	$(2,928)	$(6,721)
Pension liability adjustment, net of taxes	(9)	78
Foreign currency translation adjustment	127	(626)
Change in fair value of derivatives, net of taxes	531	(536)
Other comprehensive income (loss)	649	(1,084)
Total Comprehensive loss	(2,279)	(7,805)
Less: Comprehensive income (loss) attributable to non-controlling interests	3	(73)
Comprehensive Loss attributable to Innodata Inc. and Subsidiaries	$(2,282)	$(7,732)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(2,928)	$(6,721)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	2,242	1,824
Stock-based compensation	1,981	1,565
Deferred income taxes	(142)	167
Pension cost	538	303
Loss on lease termination	-	125
Changes in operating assets and liabilities:
Accounts receivable	1,270	274
Prepaid expenses and other current assets	634	(148)
Other assets	45	243
Accounts payable, accrued expenses and other	(1,856)	(1,647)
Accrued salaries, wages and related benefits	658	(35)
Income and withholding taxes*	1,741	178
Net cash provided by (used in) operating activities	4,183	(3,872)

Cash flows from investing activities:
Capital expenditures	(3,012)	(3,638)
Proceeds from short term investments - other	493	-
Net cash used in investing activities	(2,519)	(3,638)

Cash flows from financing activities:
Proceeds from stock option exercises	2,179	180
Payment of long-term obligations	(192)	(477)
Net cash provided by (used in) financing activities	1,987	(297)

Effect of exchange rate changes on cash and cash equivalents	209	(614)

Net increase (decrease) in cash and cash equivalents	3,860	(8,421)

Cash and cash equivalents, beginning of period	9,792	18,902

Cash and cash equivalents, end of period	$13,652	$10,481

Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$1,162	$-
Cash paid for income taxes	$380	$696
Cash paid for operating leases	$799	$974
Cash paid for interest	$132	$4

* includes withholding tax on stock option exercises of $1.5 million

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
January 1, 2023	30,589	$306	$35,815	$(8,775)	$(2,108)	(3,184)	$(6,465)	$18,773
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	$307	$37,097	$(10,891)	$(1,630)	(3,184)	$(6,465)	$18,418
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(815)	-	-	-	(815)
Stock-based compensation	-	-	1,019	-	-	-	-	1,019
Stock option exercises	749	8	1,850	-	-	-	-	1,858
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	67	-	-	67
Change in fair value of derivatives, net of taxes	-	-	-	-	108	-	-	108
June 30, 2023	31,483	$315	$39,966	$(11,706)	$(1,459)	(3,184)	$(6,465)	$20,651

January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	(3,184)	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for taxes on restricted shares vesting	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	$304	$32,767	$345	$(2,173)	(3,184)	$(6,465)	$24,778
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,833)	-	-	-	(3,833)
Stock-based compensation	-	-	1,028	-	-	-	-	1,028
Stock option exercises	124	1	152	-	-	-	-	153
Redemption of non-controlling interest	-	-	(1)	-	-	-	-	(1)
Pension liability adjustments, net of taxes	-	-	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	-	(600)	-	-	(600)
Change in fair value of derivatives, net of taxes	-	-	-	-	(541)	-	-	(541)
June 30, 2022	30,487	$305	$33,946	$(3,488)	$(3,276)	(3,184)	$(6,465)	$21,022

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of June 30, 2023 and December 31, 2022, the results of its operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early-terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.7 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, and Hong Kong and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2023 and December 31, 2022 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses (gains) resulting from such transactions of approximately $18,000 and ($747,000) for the three months ended June 30, 2023 and 2022, and $327,000 and ($1,166,000) for the six months ended June 30, 2023 and 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling, and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents advance billings made to customers where conditions for revenue recognition have not been met. These amounts are included in accrued expenses and other on the accompanying condensed consolidated balance sheets. We expect to recognize substantially all of these performance obligations over the next 12 months. The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the six months ended June 30, 2023 (in thousands):

Amount
Balance - December 31, 2022	$4,366
Net deferred revenue in the period	8,059
Revenue recognized	(9,500)
Currency translations and other adjustments	111
Balance - June 30, 2023	$3,036

New Accounting Pronouncements - There were no new accounting pronouncements during the quarter that were applicable to the Company.

2.          Short Term Investments – other

The Short-term investments include investments made by the Company in treasury bills and certificates of deposit which are considered as highly liquid investments having a maturity period of less than one year.

	June 30,	December 31,
	2023	2022
Treasury bills	$-	$494
Certificates of deposit	14	13
Total	$14	$507

3.          Accounts Receivable

Accounts receivable consists of the following:

	June 30,	December 31,
	2023	2022
Gross Accounts receivable	$9,579	$10,741
Allowance for doubtful accounts	(1,220)	(1,213)
Accounts receivable, net	$8,359	$9,528

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Activity in the allowance for the credit losses for the three and six months ended June 30, 2023 was as follows (in thousands):

Amount
Balance - January 1, 2023	$1,213
Additions charged to expense	180
Write-offs against allowance	(230)
Foreign currency translation adjustment	3
Balance - March 31, 2023	$1,166
Additions charged to expense	152
Write-offs against allowance	(101)
Foreign currency translation adjustment	3
Balance - June 30, 2023	$1,220

4.          Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2023 was as follows (in thousands):

Balance - January 1, 2023	$2,038
Foreign currency translation adjustment	31
Balance - June 30, 2023	$2,069

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million as of June 30, 2023, and $2.0 million as of December 31, 2022.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	June 30, 2023
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,489)	$7	$517
Customer relationships	2,096	(1,557)	8	547
Trademarks and tradenames	852	(747)	2	107
Patents	43	(38)	-	5
Media Contact Database	3,492	(2,445)	17	1,064
Total Acquired Intangible Assets	$9,482	$(7,276)	$34	$2,240

Capitalized Developed Software
Capitalized Developed Software	$12,608	$(5,419)	$88	$7,277
Capitalized Developed Software - in Progress	3,979	-	(7)	3,972
Total Capitalized Developed Software	$16,587	$(5,419)	$81	$11,249

Total	$26,069	$(12,695)	$115	$13,489

	December 31, 2022
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,169	$(2,468)	$(43)	$658
Customer relationships	2,228	(1,560)	(42)	626
Trademarks and tradenames	880	(740)	(8)	132
Patents	45	(38)	1	8
Media Contact Database	3,648	(2,358)	(68)	1,222
Total Acquired Intangible Assets	$9,970	$(7,164)	$(160)	$2,646

Capitalized Developed Software
Capitalized Developed Software	$11,845	$(4,398)	$(348)	$7,099
Capitalized Developed Software - in Progress	2,787	-	(6)	2,781
Total Capitalized Developed Software	$14,632	$(4,398)	$(354)	$9,880

Total	$24,602	$(11,562)	$(514)	$12,526

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended June 30, 2023 and 2022. Amortization expense relating to acquired intangible assets was $0.4 million and $0.5 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Amortization expense relating to capitalized developed software was $0.6 million and $0.4 million for the three-month periods ended June 30, 2023 and 2022, respectively. Amortization expense relating to capitalized developed software was $1.2 million and $0.8 million for the six-month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2023	$3,049
2024	4,378
2025	3,451
2026	940
2027	460
Thereafter	1,211
$13,489

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

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the six months ended June 30, 2023 and 2022, respectively, are summarized in the table below:

	For the Six Months
	Ended June 30,
	2023	2022
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
Effect of:
Change in valuation allowance	51.3	40.3
Foreign operations permanent difference - foreign exchange gains and losses	4.7	2.1
Tax effects of foreign operations	3.8	1.2
Increase in unrecognized tax benefits (ASC 740)	2.6	1.2
State income tax net of federal benefit	0.4	0.2
Return to provision true up	(0.6)	2.0
Foreign rate differential	(1.5)	(6.3)
Deemed interest	(7.1)	-
Effect of stock based compensation	(22.7)	(1.0)
Other	6.2	(0.7)
Effective tax rate	16.1%	18.0%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2023 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2023	$1,680
Increase for current period tax positions	87
Decrease for prior period tax positions	(68)
Interest accrual	46
Foreign currency remeasurement	7
Balance - June 30, 2023	$1,752

The Company expects that unrecognized tax benefits as of June 30, 2023, if recognized, would have a material impact on the Company’s effective tax rate.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.          Operating Leases

The Company has various lease agreements for its offices and service delivery centers. These lease agreements are for terms ranging from two to eleven years and, in most cases, provide for annual escalations ranging from 1.75% to 10%. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. Lease agreements with a term of less than one year are treated as short-term leases and are accounted for separately as shown in the table below.

Most of the lease agreements are renewable at the mutual consent of the parties to the contract.

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Rent expense for long-term operating leases	$312	$337	$621	$713
Rent expense for short-term operating leases	83	144	178	261
Total rent expense	$395	$481	$799	$974

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2023 (in thousands):

Year	Amount
2023	$513
2024	932
2025	956
2026	970
2027	926
2028 and thereafter	1,553
Total lease payments	5,850
Less: Interest	(1,440)
Net present value of lease liabilities	$4,410

Current portion	$582
Long-term portion	3,828
Total	$4,410

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2023 were as follows:

Weighted-average lease term remaining (in months)	47
Weighted-average discount rate	9.13%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Long-term obligations

Total long-term obligations as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Pension obligations - accrued pension liability	$6,431	$5,906
Settlement agreement	-	50
Microsoft licenses (1)	1,082	-
	7,513	5,956
Less: Current portion of long-term obligations	1,063	877
Totals	$6,450	$5,079

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

9.          Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Company’s Equity Plans (as defined below) was allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Direct operating costs	$62	$56	$126	$107
Selling and administrative expenses	957	972	1,855	1,458
Total stock-based compensation	$1,019	$1,028	$1,981	$1,565

Stock Options

2013 Plan

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the six-month periods ended June 30, 2023 and 2022 are presented below:

			Weighted - Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09
Granted*	25,000	3.31
Exercised	(871,884)	2.34
Forfeited/Expired	(75,766)	6.96
Outstanding at June 30, 2023	5,767,840	$3.16	6.84	$47,137,674

Exercisable at June 30, 2023	3,600,261	$1.91	5.73	$33,897,858

Vested and Expected to Vest at June 30, 2023	5,767,840	$3.16	6.84	$47,137,674

*Granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Weighted - Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	5,536,896	$2.66
Granted*	1,479,558	5.21
Exercised	(146,705)	1.17
Forfeited/Expired	(36,000)	5.13
Outstanding at June 30, 2022	6,833,749	$3.24	7.62	$13,923,020

Exercisable at June 30, 2022	3,578,045	$1.81	6.40	$11,195,079

Vested and Expected to Vest at June 30, 2022	6,833,749	$3.24	7.62	$13,923,020

*Includes 110,000 stock options granted to a non-employee director of the Company.

2021 Plan

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during each of the six-month periods ended June 30, 2023 and 2022 are presented below.

			Weighted - Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46
Granted	-	-
Exercised	(25,000)	6.40
Forfeited/Expired	(42,000)	3.41
Outstanding at June 30, 2023	960,500	$3.38	9.27	$7,634,060

Exercisable at June 30, 2023	18,750	$3.39	9.21	$148,875

Vested and Expected to Vest at June 30, 2023	960,500	$3.38	9.27	$7,634,060

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Weighted - Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	-	$-
Granted*	25,000	6.40
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at June 30, 2022	25,000	$6.40	5.00	$-

Exercisable at June 30, 2022	-	$-

Vested and Expected to Vest at June 30, 2022	25,000	$6.40	5.00	$-

*Granted to a non-employee member of the Company’s advisory board.

During the six months ended June 30, 2023, a total of 896,884 options were exercised at an average price of $2.50.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Six Months Ended June 30,
	2023	2022
Weighted average fair value of options granted	$1.79	$3.10
Risk-free interest rate	3.88%	1.94%-2.75%
Expected term (years)	3.0	3.0-6.42
Expected volatility factor	79.95%	62%-76.48%
Expected dividends	-	-

The compensation cost related to non-vested stock options not yet recognized as of June 30, 2023 totaled approximately $5.4 million. The weighted-average period over which these costs will be recognized is 20 months.

Restricted Stock Awards

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the six-month periods ended June 30, 2023 and 2022.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the six-month periods ended June 30, 2023 and 2022 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	28,804	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at June 30, 2023	728,804	$5.70

For the six months ended June 30, 2023, a total of 28,804 restricted stock units (“RSUs”) were granted under the 2013 Plan. Vesting of the RSUs is contingent on continuous employment by the employee for a 12-month period from the date of grant. Each fully vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. The stock-based compensation expense is recognized on a straight-line basis over a period of 12 months. The fair value of restricted stock units is based on the closing price of the stock at the time of the grant.

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2022	-	$-
Granted	700,000	5.59
Vested	-	-
Forfeited/Expired	-	-
Unvested at June 30, 2022	700,000	$5.59

For the six months ended June 30, 2022, 200,000 performance-based RSUs were granted under the 2013 Plan and 500,000 performance-based RSUs were granted under the 2021 plan. The 700,000 performance based RSUs remain outstanding and unvested at June 30, 2023. Vesting of the performance based RSUs is contingent on the achievement of certain financial performance goals and continuation of employment for a defined period. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. The fair value of restricted stock units is estimated on the date of grant using the Binomial option pricing model.

The compensation cost related to non-vested restricted stock units not yet recognized as of June 30, 2023 totaled approximately $3.0 million. The weighted-average period over which these costs will be recognized is 20 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.        Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2023 and 2022, and reclassifications from accumulated other comprehensive loss for the three and six months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2023	$(91)	$58	$(1,597)	$(1,630)
Other comprehensive income before reclassifications, net of taxes	-	2	67	69
Total other comprehensive income (loss) before reclassifications, net of taxes	(91)	60	(1,530)	(1,561)
Net amount reclassified to earnings	(4)	106	-	102
Balance at June 30, 2023	$(95)	$166	$(1,530)	$(1,459)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income before reclassifications, net of taxes	-	244	127	371
Total other comprehensive loss before reclassifications, net of taxes	(86)	(121)	(1,530)	(1,737)
Net amount reclassified to earnings	(9)	287	-	278
Balance at June 30, 2023	$(95)	$166	$(1,530)	$(1,459)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2022	$(818)	$(348)	$(1,007)	$(2,173)
Other comprehensive loss before reclassifications, net of taxes	-	(744)	(600)	(1,344)
Total other comprehensive loss before reclassifications, net of taxes	(818)	(1,092)	(1,607)	(3,517)
Net amount reclassified to earnings	38	203	-	241
Balance at June 30, 2022	$(780)	$(889)	$(1,607)	$(3,276)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Taxes related to each component of other comprehensive loss were not material for each of the three and six-month periods presented and therefore are not disclosed separately.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
DDS	$13,180	$14,181	$25,927	$30,092
Synodex	2,112	1,945	3,976	3,614
Agility	4,363	3,861	8,591	7,473
Total Consolidated	$19,655	$19,987	$38,494	$41,179

Income (loss) before provision for income taxes(1):
DDS	$(216)	$(72)	$(497)	$1,381
Synodex	(22)	(831)	(133)	(1,819)
Agility	(389)	(2,378)	(1,892)	(5,258)
Total Consolidated	$(627)	$(3,281)	$(2,522)	$(5,696)

Income (loss) before provision for income taxes(2):
DDS	$(368)	$(250)	$(792)	$1,046
Synodex	121	(680)	135	(1,540)
Agility	(380)	(2,351)	(1,865)	(5,202)
Total Consolidated	$(627)	$(3,281)	$(2,522)	$(5,696)

	June 30, 2023	December 31, 2022
Total assets:
DDS	$29,012	$25,758
Synodex	3,438	3,270
Agility	19,155	19,014
Total Consolidated	$51,605	$48,042

	June 30, 2023	December 31, 2022
Goodwill:
Agility	$2,069	$2,038
Total	$2,069	$2,038

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows intersegment revenues which are eliminated in consolidation (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues of DDS Segment from:
Synodex	$488	$487	$935	$943
Agility	31	38	63	72
Totals	$519	$525	$998	$1,015

Revenues for the three and six-month periods ended June 30, 2023 and 2022 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$10,960	$12,385	$22,196	$25,777
United Kingdom	2,898	2,558	5,453	5,640
Canada	2,193	1,439	3,805	2,816
The Netherlands	1,762	1,717	3,485	3,369
Others - principally Europe	1,842	1,888	3,555	3,577
Totals	$19,655	$19,987	$38,494	$41,179

Long lived assets by geographic region

Long-lived assets as of June 30, 2023 and December 31, 2022 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2023	2022
United States	$8,422	$7,205

Foreign countries:
Canada	7,612	7,675
Philippines	3,550	3,682
United Kingdom	1,136	1,198
India	788	1,195
Sri Lanka	416	426
Israel	2	3
Total foreign	13,504	14,179
Totals	$21,926	$21,384

Long-lived assets include the unamortized balance of right-of-use assets amounting to $3.9 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

One customer in the DDS segment generated approximately 10% of the Company’s total revenues for each of the three-month periods ended June 30, 2023 and 2022. Another customer in the DDS segment generated approximately 13% of the Company’s total revenues for the three months ended June 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2023 and 2022, revenues from non-U.S. customers accounted for 44% and 38%, respectively, of the Company’s total revenues.

Two customers in the DDS segment generated approximately 10.7% and 10.6%, respectively, of the Company’s total revenues for the six months ended June 30, 2023. Another customer in the DDS segment generated approximately 17% of the Company’s total revenues for the six months ended June 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 42% and 38% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, approximately 49% of the Company’s accounts receivable was due from foreign (principally European) customers and 25% of the Company’s accounts receivable was due from two customers. As of December 31, 2022, approximately 44% of the Company’s accounts receivable was due from foreign (principally European) customers and 45% of the Company’s accounts receivable was due from four customers. No other customer accounted for 10% or more of the accounts receivable as of June 30, 2023 and December 31, 2022.

12.         Loss Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to Innodata Inc. and Subsidiaries	$815	$3,833	$2,931	$6,648
Weighted average common shares outstanding	27,860	27,226	27,661	27,192
Dilutive effect of outstanding options	-	-	-	-
Adjusted for dilutive computation	27,860	27,226	27,661	27,192

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

Options to purchase 6.7 million shares of common stock for each of the three and six-month periods ended June 30, 2023 and 2022, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $10.9 million and $14.2 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2023	2022
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$166	$-
Foreign currency forward contracts	Accrued expenses and other	$-	$365

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gain (loss) recognized in OCI(1)	$2	$(744)	$244	$(822)
Net loss reclassified from accumulated OCI into income(2)	$106	$203	$287	$286
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.         Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of June 30, 2023, such borrowing base calculation equaled approximately $2.9 million. The Credit Agreement contains a financial covenant that will require the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the three-month period ended June 30, 2023 and through the date of filing of this Report.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Quarterly Report on Form 10-Q (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “possible,” “potential,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, the expected or potential effects of the novel coronavirus (“COVID-19”) pandemic and the responses of governments, the general global population, our customers, and the Company thereto; impacts resulting from the rapidly evolving conflict between Russia and the Ukraine; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of customers; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Trends

We view new customer acquisition as one of several indicators of our business momentum, sales and marketing efficiency, and competitive market positioning. During the six-month period ended June 30, 2023, we added 235 new customers, an average of 118 new customers per quarter. This is a 26% increase over the 93 new customers we added on average per quarter in 2021 and a 6% decrease over the 126 new customers we added on average per quarter in 2022. Importantly, in addition to the customer count, we recognize that the size and scale of new customers significantly impacts our growth trajectory. While in the first two quarters of 2023 there was a 6% decrease from the average of 126 new customers per quarter in 2022, it is noteworthy that we are placing emphasis on acquiring customers that align with our strategic goals, leading to a focus on the potential revenue value of new customer engagements over sheer number of new customer engagements.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2023	2022	2023	2022

Gross Profit attributable to Innodata Inc. and Subsidiaries	$6,940	$6,995	$12,905	$14,773
Depreciation and amortization	1,124	924	2,188	1,762
Severance**	-	-	327	-
Stock-based compensation	62	56	126	107
Adjusted Gross Profit	$8,126	$7,975	$15,546	$16,642

Gross Margin	35%	35%	34%	36%
Adjusted Gross Margin	41%	40%	40%	40%

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2023	2022	2023	2022

Gross Profit attributable to DDS Segment	$4,398	$5,270	$8,557	$11,824
Depreciation and amortization	230	30	429	219
Severance**	-	-	28	-
Stock-based compensation	60	48	112	91
Adjusted Gross Profit	$4,688	$5,348	$9,126	$12,134

Gross Margin	33%	37%	33%	39%
Adjusted Gross Margin	36%	38%	35%	40%

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2023	2022	2023	2022

Gross Profit/(Loss) attributable to Synodex Segment	$295	$(205)	$498	$(435)
Depreciation and amortization	162	271	324	312
Severance**	-	-	-	-
Stock-based compensation	-	-	-	-
Adjusted Gross Profit	$457	$66	$822	$(123)

Gross Margin	14%	(11)%	13%	(12)%
Adjusted Gross Margin	22%	3%	21%	(3)%

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2023	2022	2023	2022

Gross Profit attributable to Agility Segment	$2,247	$1,930	$3,850	$3,384
Depreciation and amortization	732	623	1,435	1,231
Severance**	-	-	299	-
Stock-based compensation	2	8	14	16
Adjusted Gross Profit	$2,981	$2,561	$5,598	$4,631

Gross Margin	52%	50%	45%	45%
Adjusted Gross Margin	68%	66%	65%	62%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2023	2022	2023	2022
Net loss attributable to Innodata Inc. and Subsidiaries	$(815)	$(3,833)	$(2,931)	$(6,648)
Provision for income taxes	188	550	406	1,025
Interest expense	40	(1)	132	2
Depreciation and amortization	1,151	951	2,242	1,824
Severance**	-	-	580	-
Stock-based compensation	1,019	1,028	1,981	1,565
Non-controlling interests	-	2	3	(73)
Adjusted EBITDA (loss)	$1,583	$(1,303)	$2,413	$(2,305)

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2023	2022	2023	2022
Net income (loss) attributable to DDS Segment	$(554)	$(651)	$(1,195)	$112
Provision for income taxes	186	399	400	932
Interest expense	38	(1)	130	2
Depreciation and amortization	257	57	483	281
Severance**	-	-	33	-
Stock-based compensation	865	796	1,670	1,168
Non-controlling interests	-	2	3	1
Adjusted EBITDA	$792	$602	$1,524	$2,496

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2023	2022	2023	2022
Net income (loss) attributable to Synodex Segment	$121	$(680)	$135	$(1,465)
Depreciation and amortization	162	271	324	312
Severance**	-	-	6	-
Stock-based compensation	59	50	117	99
Non-controlling interests	-	-	-	(74)
Adjusted EBITDA (loss)	$342	$(359)	$582	$(1,128)

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2023	2022	2023	2022
Net loss attributable to Agility Segment	$(382)	$(2,502)	$(1,871)	$(5,295)
Provision for income taxes	2	151	6	93
Interest expense	2	-	2	-
Depreciation and amortization	732	623	1,435	1,231
Severance**	-	-	541	-
Stock-based compensation	95	182	194	298
Adjusted EBITDA (loss)	$449	$(1,546)	$307	$(3,673)

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended June 30, 2023 and 2022

Revenues

Total revenues were $19.7 million and $20.0 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.3 million or approximately 1%.

Revenues from the DDS segment were $13.2 million and $14.2 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $1.0 million or approximately 7%. The decrease was primarily attributable to lower volume from one customer offset in part by an increase in volume from another customer .

Revenues from the Synodex segment were $2.1 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.2 million or approximately 11%. The increase was primarily attributable to higher volume from an existing customer .

Revenues from the Agility segment were $4.4 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.5 million or approximately 13%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 10% of the Company’s total revenues for each of the three-month periods ended June 30, 2023 and 2022. Another customer in the DDS segment generated approximately 13% of the Company’s total revenues for the three months ended June 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2023 and 2022, revenues from non-U.S. customers accounted for 44% and 38%, respectively, of the Company’s total revenues.

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

Direct operating costs were $12.7 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.3 million or 2%. The decrease in direct operating costs was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency. The decrease includes lower direct and indirect labor related costs amounting to $1.6 million primarily on account of reductions in headcount, offset in part by salary increases; an unfavorable impact of foreign exchange rate fluctuations of $0.7 million; higher content costs of $0.3 million; higher depreciation and amortization of capitalized developed software of $0.2 million and an increase in other direct operating costs of $0.1 million. Direct operating costs as a percentage of total revenues were 64% and 65% for the three months ended June 30, 2023 and 2022, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs in the DDS and Synodex segments.

Direct operating costs for the DDS segment were approximately $8.8 million and $8.9 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.1 million or 1%. The decrease in direct operating costs was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency. The decrease includes lower direct and indirect labor related costs amounting to $1.0 million primarily on account of reductions in headcount, offset in part by salary increases; an unfavorable impact of foreign exchange rate fluctuations of $0.7 million, and higher depreciation and amortization of capitalized developed software of $0.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 67% and 63% for the three months ended June 30, 2023 and 2022, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower revenues, offset in part by lower direct operating costs.

Direct operating costs for the Synodex segment were $1.8 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.4 million or 18%. The decrease in direct operating costs was primarily due to lower direct labor costs of $0.4 million and a decrease in depreciation and amortization of capitalized developed software of $0.1 million, offset in part by an increase in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 86% and 116% for the three months ended June 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to an increase in revenues and lower direct operating costs.

Direct operating costs for the Agility segment were $2.1 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.2 million or 11%. The increase in direct operating costs was primarily due to higher revenues offset by cost optimization efforts aimed at improving operational efficiency. The increase includes higher content related costs of $0.3 million and higher depreciation and amortization of capitalized developed software of $0.1 million, offset in part by a decrease in direct labor costs of $0.2 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 48% and 49% for the three months ended June 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was primarily due to increased revenues from subscriptions to our Agility AI-enabled platform and newswire products offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $6.9 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively. The $0.1 million decrease in gross profit was due to lower revenues, offset in part by lower direct operating costs. Gross margin was 35% for each of the three-month periods ended June 30, 2023 and 2022.

Gross profit for the DDS segment was $4.4 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively. The $0.9 million decrease in gross profit for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs. Gross margin for the DDS segment was 33% and 37% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs.

Gross profit for the Synodex segment was $0.3 million and a loss of $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The $0.5 million increase in gross profit for the Synodex segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Synodex segment was 14% and (11%) for the three months ended June 30, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment was primarily due to higher revenues and lower direct operating costs.

Gross profit for the Agility segment was $2.2 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The $0.3 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 52% and 50% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross margin for the Agility segment was primarily due to higher revenues offset in part by higher direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software subscriptions; professional and consultant fees; provision for doubtful accounts and other administrative overhead expenses.

Selling and administrative expenses were $7.6 million and $10.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $2.7 million or 26%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $2.0 million primarily on account of headcount reduction, offset in part by salary increases; lower marketing related expenses of $0.5 million; lower recruitment and professional fees of $0.2 million, and a favorable impact of foreign exchange rate fluctuations of $0.1 million. These lower selling and administrative expenses were also offset in part by higher provisions for doubtful accounts of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 39% and 52% for the three months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to lower expenditures in all segments, offset in part by lower revenues in the DDS segment.

Selling and administrative expenses for the DDS segment were $4.8 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.7 million or 13%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $0.7 million primarily on account of headcount reductions and lower commissions; lower recruitment and professional fees of $0.1 million; and lower marketing related expenses of $0.1 million, offset in part by higher provisions for doubtful accounts of $0.1 million and other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 36% and 39% for the three months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower selling and administrative expenses, offset in part by lower revenues.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.3 million or 60%. The decrease in selling and administrative expenses was attributable to lower professional fees of $0.3 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 9% and 26% for the three months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses, and higher revenues.

Selling and administrative expenses for the Agility segment were $2.6 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $1.7 million or 40%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $1.2 million primarily on account of headcount reductions; lower marketing related expenses of $0.3 million; a favorable impact of foreign exchange rate fluctuations of $0.1 million; and other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 60% and 110% for the three months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.2 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.

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

Net Income (Loss)

We incurred a net loss of $0.8 million and $3.8 million during the three months ended June 30, 2023 and 2022, respectively. The $3.0 million change was due to lower operating costs and expenses in all segments and higher revenues in the Synodex and Agility segments.

Net loss for the DDS segment was $0.6 million for each of the three-month periods ended June 30, 2023 and 2022.

Net income for the Synodex segment was $0.1 million and a loss of $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The $0.8 million change was due to lower operating costs and expenses and higher revenues in the current quarter.

Net loss for the Agility segment was $0.3 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively. The $2.2 million change was due to lower operating costs and expenses and higher revenues in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $8.1 million and $8.0 million for the three months ended June 30, 2023 and 2022, respectively. The $0.1 million increase in adjusted gross profit was due to higher depreciation and amortization. Adjusted gross margin was 41% and 40% for the three months ended June 30, 2023 and 2022, respectively. The increase in adjusted gross margin was due to higher depreciation and amortization.

Adjusted gross profit for the DDS segment was $4.7 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively. The $0.6 million decrease in adjusted gross profit for the DDS Segment was due to lower gross profit, offset in part by higher depreciation and amortization. Adjusted gross margin for the DDS segment was 36% and 38% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the adjusted gross margin for the DDS segment was due to lower gross profit, offset in part by higher depreciation and amortization.

Adjusted gross profit for the Synodex segment was $0.5 million compared to $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The $0.4 million increase in adjusted gross profit in the Synodex segment was due to higher gross profit offset in part by lower depreciation and amortization. Adjusted gross margin for the Synodex segment was 22% and 3% for the three months ended June 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment was due to higher gross profit offset in part by lower depreciation and amortization.

Adjusted gross profit for the Agility segment was $3.0 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The $0.4 million increase in adjusted gross profit for the Agility segment was due to higher gross profit and higher depreciation and amortization. Adjusted gross margin for the Agility segment was 68% and 66% for the three months ended June 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment was due to higher gross profit and higher depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $1.6 million and a loss of $1.3 million for the three months ended June 30, 2023 and 2022, respectively. The $2.9 million change in Adjusted EBITDA was due to a lower net loss and higher depreciation and amortization, offset in part by a lower tax provision.

Adjusted EBITDA for the DDS segment was $0.8 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. The $0.2 million change in Adjusted EBITDA in the DDS Segment was due to a lower net loss, higher depreciation and amortization, and stock-based compensation, offset in part by a lower tax provision.

Adjusted EBITDA for the Synodex segment was $0.3 million and a loss of $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The $0.7 million change in Adjusted EBITDA in the Synodex segment was due to a lower net loss offset in part by lower depreciation and amortization.

Adjusted EBITDA for the Agility segment was $0.4 million and a loss of $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The $1.9 million change in Adjusted EBITDA in the Agility segment was due to a lower net loss and higher depreciation and amortization, offset in part by lower tax provision and stock-based compensation.

Six Months Ended June 30, 2023 and 2022

Revenues

Total revenues were $38.5 million and $41.2 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.7 million or approximately 7%.

Revenues from the DDS segment were $25.9 million and $30.1 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $4.2 million or approximately 14%. The decrease was primarily attributable to lower volume from an existing customer offset in part by higher volume from another existing customer.

Revenues from the Synodex segment were $4.0 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.4 million or approximately 11%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Agility segment were $8.6 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.1 million or approximately 15%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

Two customers in the DDS segment generated approximately 10.7% and 10.6%, respectively, of the Company’s total revenues for the six months ended June 30, 2023. Another customer in the DDS segment generated approximately 17% of the Company’s total revenues for the six months ended June 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 42% and 38% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively.

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

Direct operating costs were $25.6 million and $26.4 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.8 million or 3%. The decrease in direct operating costs was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency. The decrease includes lower direct and indirect labor related costs amounting to $3.4 million primarily on account of reductions in headcount, offset in part by salary increases and non-recurring severance; an unfavorable impact of foreign exchange rate fluctuations of $1.5 million; higher depreciation and amortization of capitalized developed software of $0.4 million; higher content related cost of $0.3 million, and an increase in other direct operating costs of $0.4 million. Direct operating costs as a percentage of total revenues were 66% and 64% for the six months ended June 30, 2023 and 2022, respectively. The increase in direct operating cost as a percentage of total revenues was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs in the DDS and Synodex segments.

Direct operating costs for the DDS segment were approximately $17.4 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.9 million or 5%. The decrease in direct operating costs was primarily due to lower revenues and cost optimization efforts aimed at improving operational efficiency. The decrease includes lower direct and indirect labor related costs amounting to $2.8 million primarily on account of reductions in headcount, offset in part by salary increases; an unfavorable impact of foreign exchange rate fluctuations of $1.5 million; higher depreciation and amortization of capitalized developed software of $0.2 million; and an increase in other direct operating costs of $0.2 million. Direct operating costs for the DDS segment as percentage of DDS segment revenues were 67% and 61% for the six months ended June 30, 2023 and 2022, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower revenues, offset in part by lower direct operating costs.

Direct operating costs for the Synodex segment were $3.5 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.5 million or 13%. The decrease in direct operating costs was primarily due to lower direct labor costs of $0.6 million, offset in part by an increase in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 88% and 111% for the six months ended June 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to an increase in revenues and lower direct operating costs.

Direct operating costs for the Agility segment were $4.7 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.6 million or 15%. The increase in direct operating costs was primarily due to higher revenues offset by cost optimization efforts aimed at improving operational efficiency. The increase includes non-recurring severance of $0.3 million; higher content related costs of $0.3 million; higher depreciation and amortization of capitalized developed software of $0.2 million, offset in part by a decrease in direct labor costs of $0.1 million and other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 55% for each of the six-month periods ended June 30, 2023 and 2022.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $12.9 million and $14.8 million for the six months ended June 30, 2023 and 2022, respectively. The $1.9 million decrease in gross profit was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs. Gross margin was 34% and 36% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross margin was primarily due to lower revenues in the DDS segment, offset in part by lower direct operating costs in the DDS and Synodex segments.

Gross profit for the DDS segment was $8.6 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively. The $3.2 million decrease in gross profit for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs. Gross margin for the DDS segment was 33% and 39% for the six months ended June 30, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment was primarily due to lower revenues, offset in part by lower direct operating costs.

Gross profit for the Synodex segment was $0.5 million and a loss of $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The $0.9 million increase in gross profit for the Synodex segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Synodex segment was 13% and (12%) for the six months ended June 30, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment was primarily due to higher revenues and lower direct operating costs.

Gross profit for the Agility segment was $3.9 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. The $0.5 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 45% for each of the six-month periods ended June 30, 2023 and 2022.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software subscriptions; professional and consultant fees; provision for doubtful accounts and other administrative overhead expenses.

Selling and administrative expenses were $15.4 million and $20.5 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $5.1 million or 25%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $2.9 million primarily on account of headcount reduction, offset in part by salary increases; lower recruitment and professional fees of $1.2 million; lower marketing related expenses of $1.0 million; lease termination expense of $0.2 million; and a favorable impact of foreign exchange rate fluctuations of $0.1 million. These lower selling and administrative expenses were offset in part by higher provisions for doubtful accounts of $0.3 million. Selling and administrative expenses as a percentage of total revenues were 40% and 50% for the six months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to lower expenditures in all segments, offset in part by lower revenues in the DDS segment.

Selling and administrative expenses for the DDS segment were $9.3 million and $10.8 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $1.5 million or 14%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $0.8 million primarily on account of headcount reductions and lower commissions; lower recruitment and professional fees of $0.6 million; and lower marketing related expenses of $0.2 million, offset in part by higher provisions for doubtful accounts of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues was 36% for each of the six-month periods ended June 30, 2023 and 2022.

Selling and administrative expenses for the Synodex segment were $0.4 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $0.7 million or 64%. The decrease in selling and administrative expenses was primarily attributable to lower professional fees of $0.6 million and lower payroll-related costs of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 10% and 31% for the six months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses and higher revenues.

Selling and administrative expenses for the Agility segment were $5.7 million and $8.6 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.9 million or 34%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $1.9 million primarily on account of headcount reductions; lower marketing related expenses of $0.9 million; lease termination expense of $0.2 million; and other selling and administrative expenses of $0.1 million. These lower selling and administrative expenses were offset in part by a higher provision for doubtful accounts of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 66% and 115% for the six months ended June 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.4 million for the six months ended June 30, 2023, as compared to $1.0 million for the six months ended June 30, 2022.

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

Net Income (Loss)

We incurred a net loss of $2.9 million and $6.6 million during the six months ended June 30, 2023 and 2022, respectively. The $3.7 million change was a result of lower operating costs and expenses in all segments in the current six-month period offset in part by higher revenues in the Synodex and Agility segments.

Net loss for the DDS segment was $1.2 million and a net income of $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The change of $1.3 million was primarily attributable to lower revenues in the current six-month period offset in part by lower operating costs and expenses.

Net income for the Synodex segment was $0.1 million and a loss of $1.4 million for the six months ended June 30, 2023 and 2022, respectively. The $1.5 million change was due to lower operating costs and expenses and higher revenues in the current six-month period.

Net loss for the Agility segment was $1.8 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively. The $3.5 million change was due to lower operating costs and expenses and higher revenues in the current six-month period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $15.5 million and $16.6 million for the six months ended June 30, 2023  and 2022, respectively. The $1.1 million decrease in adjusted gross profit was due to a lower gross profit, offset in part by higher depreciation and amortization, and non-recurring severance. Adjusted gross margin was 40% for each of the six-month periods ended June 30, 2023 and 2022.

Adjusted gross profit for the DDS segment was $9.1 million and $12.1 million for the six months ended June 30, 2023 and 2022, respectively. The $3.0 million decrease in adjusted gross profit for the DDS Segment was due to lower gross profit, offset in part by higher depreciation and amortization. Adjusted gross margin for the DDS segment was 35% and 40% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the adjusted gross margin for the DDS segment was due to lower gross profit, offset in part by higher depreciation and amortization .

Adjusted gross profit for the Synodex segment was $0.8 million and a loss of $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The $0.9 million increase in adjusted gross profit in the Synodex segment was due to higher gross profit. Adjusted gross margin for the Synodex segment was 21% and (3%) for the six months ended June 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment was due to higher gross profit.

Adjusted gross profit for the Agility segment was $5.6 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. The $1.0 million increase in adjusted gross profit for the Agility segment was due to higher gross profit, higher non-recurring severance, and depreciation and amortization. Adjusted gross margin for the Agility segment was 65% and 62% for the six months ended June 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment was due to higher gross profit, higher non-recurring severance, and depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $2.4 million and a loss of $2.3 million for the six months ended June 30, 2023 and 2022, respectively. The $4.7 million change in Adjusted EBITDA was due to a lower net loss, higher stock-based compensation, depreciation and amortization, non-recurring severance and interest expense, offset in part by lower provisions for income taxes.

Adjusted EBITDA for the DDS segment was $1.5 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The $1.0 million change in Adjusted EBITDA was due to a lower net income and tax provision in the DDS segment, offset in part by higher stock-based compensation, depreciation and amortization and interest expense.

Adjusted EBITDA for the Synodex segment was $0.6 million and a loss of $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The $1.7 million change in Adjusted EBITDA was due to a lower net loss in the Synodex segment and non-controlling interest.

Adjusted EBITDA for the Agility segment was $0.3 million and a loss of $3.7 million for the six months ended June 30, 2023 and 2022, respectively. The $4.0 million change in Adjusted EBITDA was due to a lower net loss in the Agility segment, higher depreciation and amortization and non-recurring severance offset in part by lower stock-based compensation and tax provision.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$13,652	$9,792
Short term investments - other	14	507
Working capital	4,481	2,869

On June 30, 2023, we had cash and cash equivalents of $13.7 million, of which $2.3 million was held by our foreign subsidiaries, and $11.4 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of June 30, 2023, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2023, we had working capital of approximately $4.5 million, as compared to working capital of approximately $2.9 million as of December 31, 2022. The increase in working capital is due to proceeds received for stock option exercises and a reduction due to payment for severance accruals and other operating expenses during the six months ended June 30, 2023.

We did not have any material commitments for capital expenditures as of June 30, 2023.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of June 30, 2023, such borrowing base calculation equaled approximately $2.9 million. The Credit Agreement contains a financial covenant that will require the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the three-month period ended June 30, 2023 and through the date of filing of this Report.

Cash Flows

Net Cash Provided by (Used in) Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2023 was $4.2 million resulting from our net loss of $2.9 million, adjusted for non-cash expenses of $4.6 million and an increase in working capital of $2.5 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash used by our operating activities for the six months ended June 30, 2022 was $3.9 million resulting from our net loss of $6.7 million, adjusted for non-cash expenses of $4.0 million and a decrease in working capital of $1.2 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the six months ended June 30, 2023 and 2022, the net cash used in our investing activities was $2.5 million and $3.6 million, respectively. The total capital expenditures for the six months ended June 30, 2023 were $3.0 million, offset by proceeds from maturity of short-term investments of $0.5 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate $6.5 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $2.0 million primarily from proceeds of stock option exercises of $2.2 million, offset in part by payment of long-term obligations of $0.2 million.

Cash used in financing activities for the six months ended June 30, 2022 was $0.3 million primarily for payments of long-term obligations of $0.5 million, offset in part by proceeds from stock option exercises of $0.2 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the following additional risk factors, which shall be deemed to replace, in its entirety, the risk factors in our Annual Report on Form 10-K entitled, “We operate in highly competitive markets. While we invest in developing and pursuing new services, platforms and solutions, our profitability could be reduced if these services, platforms and solutions do not yield the profit margins we expect, or if the new offerings do not generate the planned revenues.”, “Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.”  and “We have no bank facilities or line of credit.”

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

We have made and continue to make significant investments towards building-out new capabilities to pursue growth, including, for example, our investments in large language models. These investments increase our costs, and if these new capabilities do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue proportionately, our profitability may be reduced, or we may incur losses. If we are not able to compete effectively in the markets we serve or if we are not able to successfully develop new services, platforms and solutions, our revenues and results of operations could be adversely affected.

The international nature of our operations subjects us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

We do business on an international level, with a major portion of our operations carried on in the Philippines, India, Sri Lanka, Canada, the United Kingdom, Israel and Germany, while our headquarters are in the U.S., and our customers are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate, tax authorities have exercised, and may continue to exercise, significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international operations and business activities include:

•	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;
•	local competition, particularly in the Philippines, India and Sri Lanka;
•	imposition of public sector controls;
•	trade and tariff restrictions;

•	price or exchange controls;
•	currency control regulations;
•	foreign tax consequences;
•	data privacy laws and regulations;
•	evolving regulation of artificial intelligence;
•	intellectual property laws and enforcement practices;
•	labor disputes and related litigation and liability;
•	limitations on repatriation of earnings; and
•	changing laws and regulations, occasionally with retroactive effect.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2023.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Credit Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.2

Security Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as grantors, and Wells Fargo Bank, National Association, as secured party (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.3

Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	August 10, 2023	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	August 10, 2023	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)