Form 10-Q
period 2023-09-30
INNODATA INC
filed 2023-11-03
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of October 27, 2023 was 28,709,546.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$14,812	$9,792
Short term investments – other	13	507
Accounts receivable, net of allowance for doubtful accounts	10,676	9,528
Prepaid expenses and other current assets	3,826	3,858
Total current assets	29,327	23,685
Property and equipment, net	2,373	2,511
Right-of-use-asset, net	5,177	4,309
Other assets	2,515	1,498
Deferred income taxes, net	1,552	1,475
Intangibles, net	13,449	12,526
Goodwill	2,032	2,038
Total assets	$56,425	$48,042

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,424	$2,630
Accrued expenses and other	8,123	7,250
Accrued salaries, wages and related benefits	7,154	6,136
Income and other taxes	3,427	3,230
Long-term obligations - current portion	1,041	877
Operating lease liability - current portion	752	693
Total current liabilities	22,921	20,816
Deferred income taxes, net	19	65
Long-term obligations, net of current portion	6,464	5,079
Operating lease liability, net of current portion	4,873	4,036
Total liabilities	34,277	29,996

Commitments and contingencies
Non-controlling interests	(712)	(727)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 31,894,000 shares issued and 28,710,000 outstanding at September 30, 2023 and 30,589,000 shares issued and 27,405,000 outstanding at December 31, 2022	319	306
Additional paid-in capital	41,958	35,815
Deficit	(11,335)	(8,775)
Accumulated other comprehensive loss	(1,617)	(2,108)
	29,325	25,238
Less: treasury stock, 3,184,000 shares at September 30, 2023 and December 31, 2022 at cost	(6,465)	(6,465)
Total stockholders’ equity	22,860	18,773
Total liabilities, non-controlling interests and stockholders’ equity	$56,425	$48,042

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2023	2022
Revenues	$22,169	$18,447
Operating costs and expenses:
Direct operating costs	13,945	12,389
Selling and administrative expenses	7,401	9,117
Interest expense (income), net	66	(1)
	21,412	21,505
Income (loss) before provision for income taxes	757	(3,058)

Provision for income taxes	374	268
Consolidated net income (loss)	383	(3,326)
Income attributable to non-controlling interests	12	1
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$371	$(3,327)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.01	$(0.12)
Diluted	$0.01	$(0.12)

Weighted average shares outstanding:
Basic	28,459	27,331
Diluted	32,463	27,331

Other Comprehensive income (loss):
Consolidated net income (loss)	$383	$(3,326)
Pension liability adjustment, net of taxes	(4)	35
Foreign currency translation adjustment	24	(644)
Change in fair value of derivatives, net of taxes	(178)	(206)
Other comprehensive loss	(158)	(815)
Total Comprehensive income (loss)	225	(4,141)
Less: Comprehensive income attributable to non-controlling interest	12	1
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$213	$(4,142)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2023	2022
Revenues	$60,663	$59,626
Operating costs and expenses:
Direct operating costs	39,534	38,795
Selling and administrative expenses	22,772	29,584
Interest expense, net	122	1
	62,428	68,380
Loss before provision for income taxes	(1,765)	(8,754)
Provision for income taxes	780	1,293
Consolidated net loss	(2,545)	(10,047)
Income (loss) attributable to non-controlling interests	15	(72)
Net loss attributable to Innodata Inc. and Subsidiaries	$(2,560)	$(9,975)
Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.09)	$(0.37)
Weighted average shares outstanding:
Basic and Diluted	27,930	27,239
Other Comprehensive loss:
Consolidated net loss	$(2,545)	$(10,047)
Pension liability adjustment, net of taxes	(13)	113
Foreign currency translation adjustment	151	(1,270)
Change in fair value of derivatives, net of taxes	353	(742)
Other comprehensive income (loss)	491	(1,899)
Total Comprehensive loss	(2,054)	(11,946)
Less: Comprehensive income (loss) attributable to non-controlling interests	15	(72)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(2,069)	$(11,874)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(2,545)	$(10,047)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	3,479	2,836
Stock-based compensation	2,998	2,370
Deferred income taxes	(120)	242
Pension cost	791	577
Loss on lease termination	-	125
Changes in operating assets and liabilities:
Accounts receivable	(1,198)	1,690
Prepaid expenses and other current assets	449	(235)
Other assets	(243)	734
Accounts payable, accrued expenses and other	970	(253)
Accrued salaries, wages and related benefits	1,019	498
Income and other taxes	189	(197)
Net cash provided by (used in) operating activities	5,789	(1,660)

Cash flows from investing activities:
Capital expenditures	(4,320)	(5,253)
Proceeds from short term investments - other	494	-
Net cash used in investing activities	(3,826)	(5,253)

Cash flows from financing activities:
Proceeds from stock option exercises	3,158	276
Payment of long-term obligations	(329)	(510)
Net cash provided by (used in) financing activities	2,829	(234)

Effect of exchange rate changes on cash and cash equivalents	228	(1,026)

Net increase (decrease) in cash and cash equivalents	5,020	(8,173)

Cash and cash equivalents, beginning of period	9,792	18,902

Cash and cash equivalents, end of period	$14,812	$10,729

Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$1,162	$-
Cash paid for income taxes	$501	$979
Cash paid for operating leases	$1,186	$1,425
Cash paid for interest	$295	$1

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Total
January 1, 2023	30,589	$306	$35,815	$(8,775)	$(2,108)	(3,184)	$(6,465)	$18,773
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	$307	$37,097	$(10,891)	$(1,630)	(3,184)	$(6,465)	$18,418
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(815)	-	-	-	(815)
Stock-based compensation	-	-	1,019	-	-	-	-	1,019
Stock option exercises	749	8	1,850	-	-	-	-	1,858
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	67	-	-	67
Change in fair value of derivatives, net of taxes	-	-	-	-	108	-	-	108
June 30, 2023	31,483	$315	$39,966	$(11,706)	$(1,459)	(3,184)	$(6,465)	$20,651
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	371	-	-	-	371
Stock-based compensation	-	-	1,017	-	-	-	-	1,017
Stock option exercises	411	4	975	-	-	-	-	979
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	24	-	-	24
Change in fair value of derivatives, net of taxes	-	-	-	-	(178)	-	-	(178)
September 30, 2023	31,894	$319	$41,958	$(11,335)	$(1,617)	(3,184)	$(6,465)	$22,860

January 1, 2022	30,347	$303	$35,121	$3,160	$(2,192)	(3,184)	$(6,465)	$29,927
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(2,815)	-	-	-	(2,815)
Stock-based compensation	-	-	537	-	-	-	-	537
Stock option exercises	23	1	26	-	-	-	-	27
Shares withheld for taxes on restricted shares vesting	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,864)	-	-	-	-	(2,864)
Pension liability adjustments, net of taxes	-	-	-	-	40	-	-	40
Foreign currency translation adjustment	-	-	-	-	(26)	-	-	(26)
Change in fair value of derivatives, net of taxes	-	-	-	-	5	-	-	5
March 31, 2022	30,363	$304	$32,767	$345	$(2,173)	(3,184)	$(6,465)	$24,778
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,833)	-	-	-	(3,833)
Stock-based compensation	-	-	1,028	-	-	-	-	1,028
Stock option exercises	124	1	152	-	-	-	-	153
Redemption of non-controlling interest	-	-	(1)	-	-	-	-	(1)
Pension liability adjustments, net of taxes	-	-	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	-	(600)	-	-	(600)
Change in fair value of derivatives, net of taxes	-	-	-	-	(541)	-	-	(541)
June 30, 2022	30,487	$305	$33,946	$(3,488)	$(3,276)	(3,184)	$(6,465)	$21,022
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(3,327)	-	-	-	(3,327)
Stock-based compensation	-	-	805	-	-	-	-	805
Stock option exercises	69	1	95	-	-	-	-	96
Pension liability adjustments, net of taxes	-	-	-	-	35	-	-	35
Foreign currency translation adjustment	-	-	-	-	(644)	-	-	(644)
Change in fair value of derivatives, net of taxes	-	-	-	-	(206)	-	-	(206)
September 30, 2022	30,556	$306	$34,846	$(6,815)	$(4,091)	(3,184)	$(6,465)	$17,781

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2023 and December 31, 2022, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.7 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, and Canada (other than the Agility subsidiary) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, and Hong Kong and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2023 and December 31, 2022 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses (gains) resulting from such transactions of approximately $(0.1) million and $(0.7) million for the three months ended September 30, 2023 and 2022, and $0.3 million and $(1.9) million for the nine months ended September 30, 2023 and 2022, respectively.

The functional currency for the Company’s subsidiaries in Germany, the United Kingdom and for the Company’s Agility subsidiary in Canada are the Euro, the Pound Sterling, and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Deferred Revenue - Deferred revenue represents advance billings made to customers where conditions for revenue recognition have not been met. These amounts are included in accrued expenses and other on the accompanying condensed consolidated balance sheets. We expect to recognize substantially all of these performance obligations over the next 12 months. The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the nine months ended September 30, 2023 (in thousands):

Amount
Balance - December 31, 2022	$4,366
Net deferred revenue in the period	11,558
Revenue recognized	(10,831)
Currency translations and other adjustments	(25)
Balance - September 30, 2023	$5,068

New Accounting Pronouncements - There were no new accounting pronouncements during the quarter that were applicable to the Company.

2.Short Term Investments – other

The Short-term investments include investments made by the Company in treasury bills and certificates of deposit which are considered as highly liquid investments having a maturity period of less than one year.

	September 30,	December 31,
	2023	2022
Treasury bills	$-	$494
Certificates of deposit	13	13
Total	$13	$507

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Accounts Receivable

Accounts receivable consists of the following:

	September 30,	December 31,
	2023	2022
Gross Accounts receivable	$11,897	$10,741
Allowance for doubtful accounts	(1,221)	(1,213)
Accounts receivable, net	$10,676	$9,528

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

Activity in the allowance for the credit losses for the three and nine months ended September 30, 2023 was as follows (in thousands):

For the Three Months
Ended September 30,
2023
Balance at July 1, 2023	$1,220
Additions charged to expense	34
Write-offs against allowance	(28)
Foreign currency translation adjustment	(5)
Balance at September 30, 2023	$1,221

For the Nine Months
Ended September 30,
2023
Balance at January 1, 2023	$1,213
Additions charged to expense	366
Write-offs against allowance	(359)
Foreign currency translation adjustment	1
Balance at September 30, 2023	$1,221

4.Goodwill and Intangible Assets

Goodwill

As of September 30, 2023, the Company performed its annual goodwill impairment analysis on one of its reporting units, the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow ("DCF") method that utilizes the present value of cash flows to estimate the segment's fair value. The future cash flows of the segment were projected based on the Company's estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") to estimate the segment's fair value. The market multiples used for the segment were based on a group of comparable companies' market multiples applied to the Company's revenue. The Company concluded that there is no impairment of goodwill.

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 was as follows (in thousands):

Balance - January 1, 2023	$2,038
Foreign currency translation adjustment	(6)
Balance - September 30, 2023	$2,032

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.0 million as of September 30, 2023 and December 31, 2022, respectively.

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	September 30, 2023
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,565)	$(1)	$433
Customer relationships	2,096	(1,602)	(3)	491
Trademarks and tradenames	852	(760)	-	92
Patents	43	(39)	-	4
Media Contact Database	3,492	(2,534)	2	960
Total Acquired Intangible Assets	$9,482	$(7,500)	$(2)	$1,980

Capitalized Developed Software
Capitalized Developed Software	$14,471	$(6,138)	$(35)	$8,298
Capitalized Developed Software - in Progress	3,183	-	(12)	3,171
Total Capitalized Developed Software	$17,654	$(6,138)	$(47)	$11,469

Total	$27,136	$(13,638)	$(49)	$13,449

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended September 30, 2023 and 2022. Amortization expense relating to acquired intangible assets was $0.7 million for each of the nine-month periods ended September 30, 2023 and 2022, respectively.

Amortization expense relating to capitalized developed software was $0.7 million and $0.5 million for the three-month periods ended September 30, 2023 and 2022, respectively. Amortization expense relating to capitalized developed software was $1.9 million and $1.3 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2023	$2,319
2024	4,374
2025	3,564
2026	1,277
2027	728
Thereafter	1,187
$13,449

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.Income Taxes

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

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the nine months ended September 30, 2023 and 2022, respectively, are summarized in the table below:

	For the Nine Months
	Ended September 30,
	2023	2022
Federal income tax expense at statutory rate	(21.0)%	(21.0)%
Effect of:
Change in valuation allowance	77.3	43.0
Tax effects of foreign operations	35.7	1.1
Section 162 (m)	32.2	-
Increase in unrecognized tax benefits (ASC 740)	6.9	1.0
Withholding tax	6.0	-
State income tax net of federal benefit	1.1	0.2
Foreign operations permanent difference - foreign exchange gains and losses	(2.4)	(1.5)
Return to provision true up	(4.6)	0.2
Foreign rate differential	(4.7)	(5.8)
Deemed interest	(8.4)	-
Effect of stock based compensation	(74.3)	(0.4)
Other	0.4	(2.0)
Effective tax rate	44.2%	14.8%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2023 (in thousands):

Unrecognized
tax benefits
Balance - January 1, 2023	$1,680
Increase for current period tax positions	117
Decrease for prior period tax positions	(68)
Interest accrual	72
Foreign currency remeasurement	(17)
Balance - September 30, 2023	$1,784

The Company expects that unrecognized tax benefits as of September 30, 2023, if recognized, would have a material impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company is contesting this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal. In the event the Service Tax Department is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenue of the Company’s Indian subsidiary during this period was approximately $56.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

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

6.Operating Leases

The Company has various lease agreements for its offices and service delivery centers. These lease agreements are for terms ranging from two to eleven years and, in most cases, provide for annual escalations ranging from 1.75% to 15%. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. Lease agreements with a term of less than one year are treated as short-term leases and are accounted for separately as shown in the table below.

Most of the lease agreements are renewable at the mutual consent of the parties to the contract.

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Rent expense for long-term operating leases	$311	$314	$932	$1,027
Rent expense for short-term leases	77	136	254	398
Total rent expense	$388	$450	$1,186	$1,425

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2023 (in thousands):

Year	Amount
2023	$316
2024	1,277
2025	1,300
2026	1,332
2027	1,331
2028 and thereafter	1,839
Total lease payments	7,395
Less: Interest	(1,770)
Net present value of lease liabilities	$5,625

Current portion	$752
Long-term portion	4,873
Total	$5,625

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of September 30, 2023 were as follows:

Weighted-average lease term remaining (in months)	66
Weighted-average discount rate	9.39%

7.Long-term obligations

Total long-term obligations as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Pension obligations - accrued pension liability	$6,508	$5,906
Settlement agreement	-	50
Microsoft licenses (1)	997	-
	7,505	5,956
Less: Current portion of long-term obligations	1,041	877
Totals	$6,464	$5,079

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.8 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

9.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Company’s Equity Plans (as defined below) was allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Direct operating costs	$85	$46	$210	$154
Selling and administrative expenses	932	759	2,788	2,216
Total stock-based compensation	$1,017	$805	$2,998	$2,370

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

2013 Plan

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the nine-month periods ended September 30, 2023 and 2022 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09
Granted*	25,000	3.31
Exercised	(1,282,729)	2.35
Forfeited/Expired	(88,866)	6.27
Outstanding at September 30, 2023	5,343,895	$3.22	6.64	$28,380,482

Exercisable at September 30, 2023	3,375,931	$2.15	5.57	$21,534,891

Vested and Expected to Vest at September 30, 2023	5,343,895	$3.22	6.64	$28,380,482

* Includes 25,000 stock options granted to a non-employee member of the Company’s advisory board.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	5,536,896	$2.66
Granted*	1,479,558	5.21
Exercised	(210,429)	1.28
Forfeited/Expired	(261,101)	6.50
Outstanding at September 30, 2022	6,544,924	$3.13	7.33	$6,265,207

Exercisable at September 30, 2022	4,264,408	$2.08	6.40	$5,792,971

Vested and Expected to Vest at September 30, 2022	6,544,924	$3.13	7.33	$6,265,207

*Includes 110,000 stock options granted to a non-employee director of the Company.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during each of the nine-month periods ended September 30, 2023 and 2022 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46
Granted	3,000	13.05
Exercised	(25,000)	6.40
Forfeited/Expired	(42,000)	3.41
Outstanding at September 30, 2023	963,500	$3.41	9.02	$4,944,660

Exercisable at September 30, 2023	157,000	$3.24	8.95	$830,740

Vested and Expected to Vest at September 30, 2023	963,500	$3.41	9.02	$4,944,660

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2022	-	$-
Granted*	182,000	3.67
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at September 30, 2022	182,000	$3.67	9.91	$-

Exercisable at September 30, 2022	6,250	$6.40	-	$-

Vested and Expected to Vest at September 30, 2022	182,000	$3.67	9.91	$-

*Includes 132,000 stock options granted to non-employee directors of the Company and 50,000 stock options granted to non-employee members of the Company’s advisory board.

During the nine months ended September 30, 2023, a total of 1,307,729 options were exercised at an average exercise price of $2.40.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Weighted average fair value of options granted	$2.56	$3.00
Risk-free interest rate	4.34%	1.94%-3.54%
Expected term (years)	6.0	3.0-6.42
Expected volatility factor	75.35%	62% -79%
Expected dividends	-	-

The compensation cost related to non-vested stock options not yet recognized as of September 30, 2023 totaled approximately $4.4 million. The weighted-average period over which these costs will be recognized is 18 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the nine-month periods ended September 30, 2023 and 2022.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the nine-month periods ended September 30, 2023 and 2022 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	28,804	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at September 30, 2023	728,804	$5.70

For the nine months ended September 30, 2023, a total of 28,804 restricted stock units (“RSUs”) were granted under the 2013 Plan. Vesting of the RSUs is contingent on continuous employment by the employee for a 12-month period from the date of grant. Each fully vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. The stock-based compensation expense is recognized on a straight-line basis over a period of 12 months. The fair value of restricted stock units is based on the closing price of the stock at the time of the grant.

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2022	-	$-
Granted	700,000	5.59
Vested	-	-
Forfeited/Expired	-	-
Unvested at September 30, 2022	700,000	$5.59

For the nine months ended September 30, 2022, 200,000 performance-based RSUs were granted under the 2013 Plan and 500,000 performance-based RSUs were granted under the 2021 plan. The 700,000 performance-based RSUs remain outstanding and unvested at September 30, 2023. Vesting of the performance based RSUs is contingent on the achievement of certain financial performance goals and continuation of employment for a defined period. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. The fair value of restricted stock units is estimated on the date of grant using the Binomial option pricing model.

The compensation cost related to non-vested restricted stock units not yet recognized as of September 30, 2023 totaled approximately $2.9 million. The weighted-average period over which these costs will be recognized is 17 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Comprehensive income (loss)

Accumulated other comprehensive income (loss), as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive income (loss) as of September 30, 2023 and 2022, and reclassifications from accumulated other comprehensive income (loss) for the three and nine months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2023	$(95)	$166	$(1,530)	$(1,459)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(137)	24	(113)
Total other comprehensive income (loss) before reclassifications, net of taxes	(95)	29	(1,506)	(1,572)
Net amount reclassified to earnings	(4)	(41)	-	(45)
Balance at September 30, 2023	$(99)	$(12)	$(1,506)	$(1,617)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(74)	151	77
Total other comprehensive loss before reclassifications, net of taxes	(86)	(439)	(1,506)	(2,031)
Net amount reclassified to earnings	(13)	427	-	414
Balance at September 30, 2023	$(99)	$(12)	$(1,506)	$(1,617)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2022	$(780)	$(889)	$(1,607)	$(3,276)
Other comprehensive loss before reclassifications, net of taxes	-	(884)	(644)	(1,528)
Total other comprehensive loss before reclassifications, net of taxes	(780)	(1,773)	(2,251)	(4,804)
Net amount reclassified to earnings	35	678	-	713
Balance at September 30, 2022	$(745)	$(1,095)	$(2,251)	$(4,091)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive loss before reclassifications, net of taxes	-	(1,707)	(1,270)	(2,977)
Total other comprehensive loss before reclassifications, net of taxes	(858)	(2,060)	(2,251)	(5,169)
Net amount reclassified to earnings	113	965	-	1,078
Balance at September 30, 2022	$(745)	$(1,095)	$(2,251)	$(4,091)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Taxes related to each component of other comprehensive income (loss) were not material for each of the three and nine-month periods presented and therefore are not disclosed separately.

All reclassifications from accumulated other comprehensive loss had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

11.Segment reporting and concentrations

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

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
DDS	$16,003	$12,852	$41,929	$42,944
Synodex	1,728	1,762	5,705	5,376
Agility	4,438	3,833	13,029	11,306
Total Consolidated	$22,169	$18,447	$60,663	$59,626

Income (loss) before provision for income taxes(1):
DDS	$970	$135	$473	$1,516
Synodex	(288)	(977)	(420)	(2,796)
Agility	75	(2,216)	(1,818)	(7,474)
Total Consolidated	$757	$(3,058)	$(1,765)	$(8,754)

Income (loss) before provision for income taxes(2):
DDS	$827	$(59)	$36	$987
Synodex	(154)	(778)	(19)	(2,318)
Agility	84	(2,221)	(1,782)	(7,423)
Total Consolidated	$757	$(3,058)	$(1,765)	$(8,754)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2023	December 31, 2022
Total assets:
DDS	$34,495	$25,758
Synodex	3,290	3,270
Agility	18,640	19,014
Total Consolidated	$56,425	$48,042

	September 30, 2023	December 31, 2022
Goodwill:
Agility	$2,032	$2,038
Total	$2,032	$2,038

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

The table below shows intersegment revenues which are eliminated in consolidation (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues of DDS Segment from:
Synodex	$1,594	$2,119	$4,829	$6,167
Agility	296	425	1,121	1,274
Totals	$1,890	$2,544	$5,950	$7,441

Revenues for the three and nine-month periods ended September 30, 2023, and 2022 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$13,273	$11,904	$35,469	$37,843
United Kingdom	2,589	2,677	8,042	8,312
Canada	2,538	579	6,343	3,234
The Netherlands	1,911	1,734	5,396	5,105
Others - principally Europe	1,858	1,553	5,413	5,132
Totals	$22,169	$18,447	$60,663	$59,626

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long lived assets by geographic region

Long-lived assets as of September 30, 2023 and December 31, 2022 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2023	2022
United States	$8,760	$7,205

Foreign countries:
Canada	7,283	7,675
Philippines	3,506	3,682
United Kingdom	1,043	1,198
India	2,026	1,195
Sri Lanka	398	426
Israel	15	3
Total foreign	14,271	14,179
Totals	$23,031	$21,384

Long-lived assets include the unamortized balance of right-of-use assets amounting to $5.2 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively.

One customer in the DDS segment generated approximately 11% of the Company’s total revenues for the three months ended September 30, 2023. No customer generated more than 10% of the Company’s total revenues for the three months ended September 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2023 and 2022, revenues from non-U.S. customers accounted for 40% and 35%, respectively, of the Company’s total revenues.

Two customers in the DDS segment generated approximately 10.2% and 10%, respectively, of the Company’s total revenues for the nine months ended September 30, 2023. Another customer in the DDS segment generated approximately 13% of the Company’s total revenues for the nine months ended September 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 42% and 37% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, approximately 37% of the Company’s accounts receivable was due from foreign (principally European) customers and 30% of the Company’s accounts receivable was due from two customers. As of December 31, 2022, approximately 44% of the Company’s accounts receivable was due from foreign (principally European) customers and 45% of the Company’s accounts receivable was due from four customers. No other customer accounted for 10% or more of the accounts receivable as of September 30, 2023 and December 31, 2022.

12.Income (Loss) Per Share

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$371	$(3,327)	$(2,560)	$(9,975)
Weighted average common shares outstanding	28,459	27,331	27,930	27,239
Dilutive effect of outstanding options	4,004	-	-	-
Adjusted for dilutive computation	32,463	27,331	27,930	27,239

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by considering the impact of the potential issuance of common shares, using the treasury

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock method, on the weighted-average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two-class” method of computing income (loss) per share is used.

Options to purchase 6.3 million shares of common stock for the three months ended September 30, 2023, were outstanding and included in the computation of diluted income per share.

Options to purchase 6.3 million shares of common stock for the nine months ended September 30, 2023, were outstanding but not included in the computation of loss per share because the effect would have been anti-dilutive.

Options to purchase 4.2 million and 5.7 million shares of common stock for the three- and nine-month periods ended September 30, 2022, were outstanding but not included in the computation of loss per share because the effect would have been anti-dilutive.

13.Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $8.1 million and $14.2 million as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2023	2022
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other	$12	$365

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss recognized in OCI(1)	$137	$884	$74	$1,707
Net (gain) loss reclassified from accumulated OCI into income(2)	$(41)	$678	$427	$965
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

14.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of September 30, 2023, such borrowing base calculation equaled approximately $4.7 million. The Credit Agreement contains a financial covenant that will require the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company has not utilized the Revolving Credit Facility during the three months ended September 30, 2023 and through the date of filing of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from the continuing conflict between Russia and the Ukraine and Hamas' attack against Israel and the ensuing conflict; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; continuing reliance on project-based work in the DDS segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; continuing DDS segment revenue concentration in a limited number of customers; potential inability to replace projects that are completed, canceled or reduced; our dependency on content providers in our Agility segment; difficulty in integrating and deriving synergies from acquisitions, joint venture and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. During the nine months ended September 30, 2023, we added 372 new customers, an average of 124 new customers per quarter. This is a 33% increase over the 93 new customers we added on average per quarter in 2021 and a 1% decrease from the 126 new customers we added on average per quarter in 2022. Importantly, in addition to the customer count, we recognize that the size and scale of new customers significantly impacts our growth trajectory. While in the first three quarters of 2023 there was a 1% decrease from the average of 126 new customers per quarter in 2022, it is noteworthy that we are placing emphasis on acquiring customers that align with our strategic goals, leading to a focus on the potential revenue value of new customer engagements over sheer number of new customer engagements.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2023	2022	2023	2022

Gross Profit attributable to Innodata Inc. and Subsidiaries	$8,224	$6,058	$21,129	$20,831
Depreciation and amortization	1,209	984	3,398	2,747
Severance**	-	-	327	-
Stock-based compensation	85	46	210	154
Adjusted Gross Profit	$9,518	$7,088	$25,064	$23,732

Gross Margin	37%	33%	35%	35%
Adjusted Gross Margin	43%	38%	41%	40%

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2023	2022	2023	2022

Gross Profit attributable to DDS Segment	$5,789	$4,819	$14,346	$16,643
Depreciation and amortization	300	174	730	394
Severance**	-	-	28	-
Stock-based compensation	75	37	186	129
Adjusted Gross Profit	$6,164	$5,030	$15,290	$17,166

Gross Margin	36%	37%	34%	39%
Adjusted Gross Margin	39%	39%	36%	40%

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2023	2022	2023	2022

Gross Profit/(Loss) attributable to Synodex Segment	$1	$(423)	$499	$(858)
Depreciation and amortization	155	171	479	483
Severance**	-	-	-	-
Stock-based compensation	1	-	1	-
Adjusted Gross Profit/(Loss)	$157	$(252)	$979	$(375)

Gross Margin	0%	(24)%	9%	(16)%
Adjusted Gross Margin	9%	(14)%	17%	(7)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2023	2022	2023	2022

Gross Profit attributable to Agility Segment	$2,434	$1,662	$6,284	$5,046
Depreciation and amortization	754	639	2,189	1,870
Severance**	-	-	299	-
Stock-based compensation	9	9	23	25
Adjusted Gross Profit	$3,197	$2,310	$8,795	$6,941

Gross Margin	55%	43%	48%	45%
Adjusted Gross Margin	72%	60%	68%	61%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2023	2022	2023	2022
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$371	$(3,327)	$(2,560)	$(9,975)
Provision for income taxes	374	268	780	1,293
Interest expense	163	(1)	295	1
Depreciation and amortization	1,237	1,011	3,479	2,836
Severance**	-	-	580	-
Stock-based compensation	1,017	805	2,998	2,370
Non-controlling interests	12	1	15	(72)
Adjusted EBITDA (loss)	$3,174	$(1,243)	$5,587	$(3,547)

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2023	2022	2023	2022
Net income (loss) attributable to DDS Segment	$444	$(324)	$(751)	$(211)
Provision for income taxes	371	265	772	1,196
Interest expense	162	(1)	291	1
Depreciation and amortization	328	201	811	483
Severance**	-	-	33	-
Stock-based compensation	854	761	2,524	1,929
Non-controlling interests	12	1	15	2
Adjusted EBITDA	$2,171	$903	$3,695	$3,400

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2023	2022	2023	2022
Net loss attributable to Synodex Segment	$(154)	$(779)	$(19)	$(2,244)
Depreciation and amortization	155	171	479	483
Severance**	-	-	6	-
Stock-based compensation	60	30	177	129
Non-controlling interests	-	-	-	(74)
Adjusted EBITDA (loss)	$61	$(578)	$643	$(1,706)

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2023	2022	2023	2022
Net income (loss) attributable to Agility Segment	$81	$(2,224)	$(1,790)	$(7,520)
Provision for income taxes	3	3	8	97
Interest expense	1	-	4	-
Depreciation and amortization	754	639	2,189	1,870
Severance**	-	-	541	-
Stock-based compensation	103	14	297	312
Adjusted EBITDA (loss)	$942	$(1,568)	$1,249	$(5,241)

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2023 and 2022

Revenues

Total revenues were $22.2 million and $18.4 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $3.8 million or approximately 20%.

Revenues from the DDS segment were $16.1 million and $12.8 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $3.3 million or approximately 26%. The net increase was primarily attributable to higher volume from one existing and one new customer, offset in part by lower revenue of $1.0 million from a large social media company that underwent a significant management change in the second half of 2022.

Revenues from the Synodex segment were $1.7 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.1 million or approximately 6%. The decrease was primarily attributable to lower volume from existing customers.

Revenues from the Agility segment were $4.4 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.6 million or approximately 16%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 11% of the Company’s total revenues for the three months ended September 30, 2023. No customer generated more than 10% of the Company’s total revenues for the three months ended September 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended September 30, 2023 and 2022, revenues from non-U.S. customers accounted for 40% and 35%, respectively, of the Company’s total revenues.

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

Direct operating costs were $13.9 million and $12.4 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $1.5 million or 12%. The net increase in direct operating costs was primarily due to higher revenues from one new and one existing customer, offset in part by cost optimization efforts aimed at improving operational efficiency. The net increase includes higher direct and indirect labor related costs amounting to $0.5 million primarily on account of new hires and salary increases; higher recruitment fees of $0.6 million for new hires; an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; and higher depreciation and amortization of capitalized developed software of $0.2 million. Direct operating costs as a percentage of total revenues were 63% and 67% for the three months ended September 30, 2023 and 2022, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in the DDS Segment.

Direct operating costs for the DDS segment were approximately $10.2 million and $8.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $2.2 million or 28%. The increase in direct operating costs was primarily due to higher revenues from one new and one existing customer, offset in part by cost optimization efforts aimed at improving operational efficiency. The net increase includes higher direct and indirect labor related costs amounting to $1.1 million primarily on account of new hires and salary increases, offset in part by headcount reductions; higher recruitment fees of $0.6 million for new hires; an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; higher depreciation and amortization of capitalized developed software of $0.1 million; and an increase in other direct operating costs of $0.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 63% for each of the three-month periods ended September 30, 2023 and 2022, respectively.

Direct operating costs for the Synodex segment were $1.7 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.5 million or 23%. The decrease in direct operating costs was primarily due to cost optimization efforts aimed at improving operational efficiency and lower revenues. The decrease includes lower direct labor costs of $0.4 million and a decrease in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 100% and 122% for the three months ended September 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to lower direct operating costs.

Direct operating costs for the Agility segment were $2.0 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.2 million or 9%. The decrease in direct operating costs was primarily due to the cost optimization efforts aimed at improving operational efficiency. Total direct and indirect labor cost reductions from the cost optimization initiatives was $0.3 million, offset in part by higher depreciation and amortization of capitalized developed software of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 45% and 58% for the three months ended September 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was primarily due to increased revenues from subscriptions to our Agility AI-enabled platform and newswire products and lower direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $8.2 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively. The $2.1 million increase in gross profit was due to higher revenues in the DDS and Agility segments; and lower direct operating costs in the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment. Gross margin was 37% and 33% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross profit as a percentage of revenues was due to higher revenues in the DDS and Agility segments; and lower direct operating costs in the Synodex and Agility segments.

Gross profit for the DDS segment was $5.8 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively. The $1.0 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 36% and 37% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was breakeven for the three months ended September 30, 2023 and a loss of $0.4 million for the three months ended September 30, 2022. The $0.4 million change in gross profit for the Synodex segment was primarily due to lower direct operating costs. Gross margin for the Synodex segment was 0% and (24)% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs.

Gross profit for the Agility segment was $2.4 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. The $0.7 million increase in gross profit for the Agility segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Agility segment was 55% and 43% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for doubtful accounts and other administrative overhead expenses.

Selling and administrative expenses were $7.4 million and $9.1 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1.7 million or 19%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $1.0 million primarily on account of headcount reduction, offset in part by higher commissions and salary increases; lower marketing related expenses of $0.4 million; lower recruitment and professional fees of $0.1 million, a favorable impact of foreign exchange rate fluctuations of $0.1 million and a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 33% and 49% for the three months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments; offset in part by higher selling and administrative expenses in the DDS segment.

Selling and administrative expenses for the DDS segment were $4.9 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.1 million or 2%. The increase is mainly from higher commissions of $0.1 million and an increase in other selling and administrative expenses of $0.1 million, offset in part by lower marketing-related expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 30% and 38% for the three months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.2 million or 50%. The decrease in selling and administrative expenses was attributable to lower labor and related expenses of $0.1 million and lower professional fees of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 12% and 22% for the three months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses, offset in part by lower revenues.

Selling and administrative expenses for the Agility segment were $2.3 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1.6 million or 41%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $1.0 million primarily on account of headcount reductions offset in part by higher commissions; lower marketing related expenses of $0.3 million; a favorable impact of foreign exchange rate fluctuations of $0.1 million, and other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 52% and 103% for the three months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.

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

Net Income (Loss)

We had a net income of $0.4 million and a net loss of $3.3 million during the three months ended September 30, 2023 and 2022, respectively. The $3.7 million change was due to higher revenues in the DDS and Agility segments and lower operating costs and expenses in the Synodex and Agility segment.

Net income for the DDS segment was $0.4 million and a net loss of $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The $0.7 million change was due to higher revenues; offset in part by higher operating costs and expenses in the current quarter.

Net loss for the Synodex segment was $0.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The $0.6 million change was due to lower operating costs and expenses, offset in part by lower revenues in the current quarter.

Net income for the Agility segment was $0.1 million and a net loss of $2.2 million for the three months ended September 30, 2023 and 2022, respectively. The $2.3 million change was due to lower operating costs and expenses and higher revenues in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $9.5 million and $7.1 million for the three months ended September 30, 2023 and 2022, respectively. The $2.4 million increase in adjusted gross profit was due to higher gross profit and higher depreciation and amortization. Adjusted gross margin was 43% and 38% for the three months ended September 30, 2023 and 2022, respectively. The increase in adjusted gross margin as a percentage of revenues was due to higher gross profit and higher depreciation and amortization.

Adjusted gross profit for the DDS segment was $6.2 million and $5.0 million for the three months ended September 30, 2023 and 2022, respectively. The $1.2 million increase in adjusted gross profit for the DDS Segment was due to higher gross profit and higher depreciation and amortization. Adjusted gross margin for the DDS segment was 39% for each of the three-month periods ended September 30, 2023 and 2022, respectively.

Adjusted gross profit for the Synodex segment was $0.1 million and a loss of $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The $0.4 million change in adjusted gross profit in the Synodex segment was due to higher gross profit. Adjusted gross margin for the Synodex segment was 9% and (14)% for the three months ended September 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was due to higher gross profit.

Adjusted gross profit for the Agility segment was $3.2 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. The $0.9 million increase in adjusted gross profit for the Agility segment was due to higher gross profit and higher depreciation and amortization. Adjusted gross margin for the Agility segment was 72% and 60% for the three months ended September 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was due to higher gross profit and higher depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $3.2 million and a loss of $1.2 million for the three months ended September 30, 2023 and 2022, respectively. The $4.4 million change in Adjusted EBITDA was due to a lower net loss and higher depreciation and amortization, stock-based compensation, interest expense and tax provision.

Adjusted EBITDA for the DDS segment was $2.2 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. The $1.3 million increase in Adjusted EBITDA in the DDS Segment was due to a lower net loss, higher interest expense, depreciation and amortization, tax provision and stock-based compensation.

Adjusted EBITDA for the Synodex segment was $0.1 million and a loss of $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The $0.7 million change in Adjusted EBITDA in the Synodex segment was due to a lower net loss.

Adjusted EBITDA for the Agility segment was $0.9 million and a loss of $1.6 million for the three months ended September 30, 2023 and 2022, respectively. The $2.5 million change in Adjusted EBITDA in the Agility segment was due to a lower net loss and higher depreciation and amortization, and stock-based compensation.

Nine Months Ended September 30, 2023 and 2022

Revenues

Total revenues were $60.7 million and $59.6 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1.1 million or approximately 2%.

Revenues from the DDS segment were $42.0 million and $42.9 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.9 million or approximately 2%. The decrease was primarily attributable to lower revenue of $7.9 million from a large social media company that underwent a significant management change in the second half of 2022, offset in part by higher volume from one new and one existing customer.

Revenues from the Synodex segment were $5.7 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.3 million or approximately 6%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Agility segment were $13.0 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1.7 million or approximately 15%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

Two customers in the DDS segment generated 10.2% and 10%, respectively, of the Company’s total revenues for the nine months ended September 30, 2023. Another customer in the DDS segment generated approximately 13% of the Company’s total revenues for the nine months ended September 30, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 42% and 37% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

Direct operating costs were $39.5 million and $38.8 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.7 million or 2%. The increase in direct operating costs was primarily due to higher revenues from one new and one existing customer, offset in part by our continued cost optimization efforts aimed at improving operational efficiency. The net increase includes an unfavorable impact of exchange rate fluctuations of $1.7 million; higher depreciation and amortization of capitalized developed software of $0.6 million; higher recruitment costs of $0.6 million; higher content related costs of $0.3 million and an increase in other direct operating costs of $0.4 million. These non-labor cost increases were offset in part by a net reduction in direct and indirect labor related costs amounting to $2.9 million primarily on account of reductions in headcount, offset in part by salary increases and labor costs of new hires. Direct operating costs as a percentage of total revenues were 65% for each of the nine-month periods ended September 30, 2023 and 2022, respectively.

Direct operating costs for the DDS segment were approximately $27.6 million and $26.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1.3 million or 5%. The increase includes an unfavorable impact of exchange rate fluctuations of $1.7 million; higher recruitment costs of $0.6 million; higher depreciation and amortization of capitalized developed software of $0.3 million and an increase in other direct operating costs of $0.3 million. These non-labor cost increases were offset in part by a net reduction in direct and indirect labor related costs amounting to $1.6 million primarily on account of cost optimization efforts aimed at improving operational efficiency, offset in part by salary increases and labor costs of new hires. Direct operating costs for the DDS segment as percentage of DDS segment revenues were 66% and 61% for the nine months ended September 30, 2023 and 2022, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher direct operating costs and lower revenues.

Direct operating costs for the Synodex segment were $5.2 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1.0 million or 16%. The decrease in direct operating costs was primarily due to cost optimization efforts aimed at improving operational efficiency. The decrease includes lower direct labor costs of $1.1 million, offset in part by an increase in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 91% and 115% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to lower direct operating costs and higher revenues.

Direct operating costs for the Agility segment were $6.7 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $0.4 million or 6%. The increase in direct operating costs was primarily due to higher revenues offset by cost optimization efforts aimed at improving operational efficiency. The increase includes higher depreciation and amortization of capitalized developed software of $0.3 million and higher content related costs of $0.3 million, offset in part by a decrease in direct labor costs of $0.2 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 52% and 56% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $21.1 million and $20.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $0.3 million increase in gross profit was primarily due to higher revenues in the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 35% for each of the nine-month periods ended September 30, 2023 and 2022, respectively.

Gross profit for the DDS segment was $14.3 million and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.3 million decrease in gross profit for the DDS segment was primarily due to higher direct operating costs and lower revenue. Gross margin for the DDS segment was 34% and 39% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment as a percentage of revenues was primarily due to higher direct operating costs and lower revenues.

Gross profit for the Synodex segment was $0.5 million and a loss of $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.3 million change in gross profit for the Synodex segment was primarily due to lower direct operating costs and higher revenues. Gross margin for the Synodex segment was 9% and (16)% for the nine months ended September 30, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues.

Gross profit for the Agility segment was $6.3 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.3 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 48% and 45% for the nine months ended September 30, 2023 and 2022. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for doubtful accounts and other administrative overhead expenses.

Selling and administrative expenses were $22.8 million and $29.6 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $6.8 million or 23%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $3.9 million primarily on account of headcount reduction, offset in part by salary increases, higher commissions and severance; lower recruitment and professional fees of $1.2 million; lower marketing related expenses of $1.2 million; lease termination expense of $0.2 million; a favorable impact of foreign exchange rate fluctuations of $0.2 million and a decrease in other selling and administrative expenses of $0.4 million. These lower selling and administrative expenses were offset in part by a higher provision for doubtful accounts of $0.3 million. Selling and administrative expenses as a percentage of total revenues were 38% and 50% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to lower selling and administrative expenses in all segments and higher revenues in the Agility and Synodex segments.

Selling and administrative expenses for the DDS segment were $14.2 million and $15.6 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1.4 million or 9%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $0.8 million primarily on account of headcount reductions and lower commissions; lower recruitment and professional fees of $0.5 million; and lower marketing related expenses of $0.5 million, offset in part by a higher provision for doubtful accounts of $0.1 million and an increase in other selling and administrative expenses of $0.3 million. Selling and administrative expenses for the DDS segment as a percentage of DDS revenues was 34% and 36% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to lower selling and administrative expenses, offset in part by lower revenues.

Selling and administrative expenses for the Synodex segment were $0.5 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1.0 million or 67%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease in selling and administrative expenses includes lower professional fees of $0.5 million, lower payroll-related costs of $0.2 million and a decrease in other selling and administrative expenses of $0.3 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 9% and 28% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses and higher revenues.

Selling and administrative expenses for the Agility segment were $8.1 million and $12.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $4.4 million or 35%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease includes lower labor and related expenses of $2.9 million primarily on account of headcount reductions; lower marketing related expenses of $0.7 million; lower professional fees of $0.2 million; a favorable impact of foreign exchange rate fluctuations of $0.2 million; lease termination expense of $0.2 million; and a decrease in other selling and administrative expenses of $0.4 million. These lower selling and administrative expenses were offset in part by a higher provision for doubtful accounts of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 62% and 111% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses and higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.8 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Net Loss

We incurred a net loss of $2.6 million and $10.0 million during the nine months ended September 30, 2023 and 2022, respectively. The $7.4 million change was a result of lower operating costs and expenses in all segments in the current nine-month period and higher revenues in the Synodex and Agility segments.

Net loss for the DDS segment was $0.8 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The change of $0.6 million was primarily attributable to lower revenues in the current nine-month period.

The Synodex segment was breakeven and had a net loss of $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.2 million change was due to lower operating costs and expenses and higher revenues in the current nine-month period.

Net loss for the Agility segment was $1.8 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $5.8 million change was due to lower operating costs and expenses and higher revenues in the current nine-month period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $25.1 million and $23.7 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.4 million increase in adjusted gross profit was due to a higher gross profit and higher depreciation and amortization, and non-recurring severance. Adjusted gross margin was 41% and 40% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the adjusted gross margin as a percentage of revenues was due to higher gross profit, higher depreciation and amortization, and non-recurring severance.

Adjusted gross profit for the DDS segment was $15.3 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.9 million decrease in adjusted gross profit for the DDS Segment was due to lower gross profit, offset in part by higher depreciation and amortization. Adjusted gross margin for the DDS segment was 36% and 40% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the adjusted gross margin for the DDS segment as a percentage of revenues was due to lower gross profit, offset in part by higher depreciation and amortization.

Adjusted gross profit for the Synodex segment was $1.0 million and a loss of $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.4 million change in adjusted gross profit in the Synodex segment was due to higher gross profit. Adjusted gross margin for the Synodex segment was 17% and (7)% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was due to higher gross profit.

Adjusted gross profit for the Agility segment was $8.8 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively. The $1.9 million increase in adjusted gross profit for the Agility segment was due to higher gross profit, higher depreciation and amortization and non-recurring severance. Adjusted gross margin for the Agility segment was 68% and 61% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was due to higher gross profit, higher depreciation and amortization and non-recurring severance.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $5.6 million and a loss of $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. The $9.1 million change in Adjusted EBITDA was due to a lower net loss, higher depreciation and amortization, higher stock-based compensation, non-recurring severance and interest expense, offset in part by lower provisions for income taxes.

Adjusted EBITDA for the DDS segment was $3.7 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $0.3 million increase in Adjusted EBITDA was due to higher stock-based compensation, depreciation and amortization and interest expense offset in part by lower net income in the DDS segment and lower tax provision.

Adjusted EBITDA for the Synodex segment was $0.6 million and a loss of $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.3 million change in Adjusted EBITDA was due to a lower net loss in the Synodex segment and non-controlling interest.

Adjusted EBITDA for the Agility segment was $1.2 million and a loss of $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $6.4 million change in Adjusted EBITDA was due to a lower net loss in the Agility segment, non-recurring severance, higher depreciation and amortization and offset in part by lower tax provision and stock-based compensation.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$14,812	$9,792
Short term investments - other	13	507
Working capital	6,406	2,869

On September 30, 2023, we had cash and cash equivalents of $14.8 million, of which $5.1 million was held by our foreign subsidiaries, and $9.7 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of September 30, 2023, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2023, we had working capital of approximately $6.4 million, as compared to working capital of approximately $2.9 million as of December 31, 2022. The increase in working capital of $3.5 million is primarily due to proceeds from stock option exercises of $3.2 million and other net cash inflows of $0.3 million from growth in operations and the results of the cost optimization strategies implemented during the nine months ended September 30, 2023.

We did not have any material commitments for capital expenditures as of September 30, 2023.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of September 30, 2023, such borrowing base calculation equaled approximately $4.7 million. The Credit Agreement contains a financial covenant that will require the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the three months ended September 30, 2023 and through the date of filing of this Report.

Cash Flows

Net Cash Provided by (Used in) Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2023 was $5.8 million resulting from our net loss of $2.5 million, adjusted for non-cash expenses of $7.1 million and an increase in working capital of $1.2 million. Refer to the condensed consolidated statements of cash flows for further details.

Cash used by our operating activities for the nine months ended September 30, 2022 was $1.7 million resulting from our net loss of $10.0 million, adjusted for non-cash expenses of $6.1 million and a decrease in working capital of $2.2 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023 and 2022, the net cash used in our investing activities was $3.8 million and $5.3 million, respectively. The total capital expenditures for the nine months ended September 30, 2023 were $4.3 million, offset in part by proceeds from maturity of short-term investments of $0.5 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate $6.5 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $2.8 million primarily from proceeds of stock option exercises of $3.1 million, offset in part by payment of long-term obligations of $0.3 million.

Cash used in financing activities for the nine months ended September 30, 2022 was $0.2 million primarily for payments of long-term obligations of $0.5 million, offset in part by proceeds from stock option exercises of $0.3 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the following additional risk factors, which shall be deemed to replace, in its entirety, the risk factors in our Annual Report on Form 10-K entitled, “We operate in highly competitive markets. While we invest in developing and pursuing new services, platforms and solutions, our profitability could be reduced if these services, platforms and solutions do not yield the profit margins we expect, or if the new offerings do not generate the planned revenues.”, “Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.”, “Political uncertainty, political unrest, terrorism, and natural calamities in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those countries, which in turn could disrupt our business and adversely impact our results of operations and financial condition.” and “We have no bank facilities or line of credit.”

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

We have made and continue to make significant investments towards building out new capabilities to pursue growth, including, for example, our investments in large language models. These investments increase our costs, and if these new capabilities do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue proportionately, our profitability may be reduced, or we may incur losses. If we are not able to compete effectively in the markets we serve or if we are not able to successfully develop new services, platforms and solutions, our revenues and results of operations could be adversely affected.

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

While the recent Hamas attack against Israel and the ensuing conflict has not to date negatively impacted our operations in Israel, continued or escalating conflict in the region could disrupt our operations in Israel and could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism, war or other military actions involving the countries in which we do business will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2023.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Joinder No.1 dated as of July 21, 2023 to (1) Credit Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2023);  (2) Security Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as grantors, and Wells Fargo Bank, National Association, as secured party (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 5, 2023; and (3) Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 5, 2023).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	November 2, 2023	/s/ Jack S. Abuhoff

Jack S. Abuhoff
Chief Executive Officer and President

Date:	November 2, 2023	/s/ Marissa B. Espineli

Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)