Form 10-K
period 2023-12-31
INNODATA INC
filed 2024-03-04
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2023) was $294,823,074.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of February 16, 2024 was 28,752,874

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2023

PART I

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Annual Report on Form 10-K (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” “possible,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from the continuing conflict between Russia and the Ukraine and Hamas’ attack against Israel and the ensuing conflict; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (DDS) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; continuing DDS segment revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; the Company’s ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and the risks discussed in Part I, Item 1A. “Risk Factors”, “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report and in our other filings that we may make with the Securities and Exchange Commission (the “SEC”).

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

Data science teams at some of the largest technology companies are accelerating development of generative AI technologies that produce high quality text, code, and images in response to user prompts. At their core, they rely upon large language models (LLMs), which are deep neural networks (an artificial intelligence architecture) with billions of parameters and requiring massive amounts of training data to encode the essence of human language. They require fine-tuning through supervised learning and reinforcement learning from human feedback (RLHF) to render them suitable for specialized tasks and domains, to control hallucinations (the tendency of these models to make up things on the fly), and to minimize the risk that they generate unsafe or biased results.

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

In 2023, we expanded existing relationships and forged new relationships with several of the world’s large technology companies to support their efforts at building generative AI foundation models. For these companies, we are now providing or are poised to provide a range of scaled data solutions and services. Our scaled data solutions include providing instruction data sets for fine-tuning LLMs to understand prompts, to accept instruction, to converse, to apparently reason, and to perform the myriad of incredible feats that many of us have now experienced. We also provide reinforcement learning and reward modeling, services which are critical to provide the guardrails against toxic, bias and harmful responses, and model evaluation services.

For social media companies, robotics companies, financial services companies, and many others, we collect or create training data, annotate training data, and train AI algorithms for working with images, text, video, audio, code and sensor data.

We utilize a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, we use our proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. Our platform encapsulates many of the innovations we have conceived of in the course of our 30-year history of creating high-quality data.

In addition, because collecting real-world data is often impracticable (due to data privacy regulations or rarity of cohorts and outliers), we create high-quality synthetic data that maintains all of the statistical properties of real-world data, using a combination of domain specialists and machine technologies that leverage LLMs.

We are presently working with five of the largest technology companies, and several of the world’s leading brands spanning multiple verticals, to enable, accelerate or enrich the services they deliver to end users around generative AI foundation models and other AI that supports chatbot assistance, facial recognition, social networking, gaming, drones, medical diagnostics and robotics, to name a few.

The AI data training market is estimated to be $2.57 billion in 2024, projected to grow at a CAGR of 18% to reach $13.45 billion by 2034,2 essentially proxying the enormous growth expected in AI system spending overall ($154 billion in 2023, $300 billion in 2026, a 27% CAGR).3 Similarly, the global data annotation tools market was valued at $1.8 billion in 2022, projected to reach $25 billion by 2032, which is a CAGR of 25%.4

AI Model Deployment and Integration

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

2 Data Labeling Solution and Services Market, FactMR (Nov. 2023)

3 Worldwide Artificial Intelligence Systems Spending Guide, IDC (Mar. 2023)

4 Data Annotation Tools Market, Global Market Insights, (Apr. 2023)

The current pace of AI innovation is accelerating. The algorithms and techniques used today will likely be obsolete in the next several years. Therefore, we have built our solutions and platforms in such a way as to enable us to incorporate new open source or proprietary software innovations.

Many of our customers provide products and solutions that require intensive text data processing and analytics. For these customers, in addition to deploying and integrating AI models, we often provide a range of data engineering support services including data transformation, data curation, data hygiene, data consolidation, data extraction, data compliance, and master data management. For many of our longest-tenured customers, we continuously innovate and deploy models into their workflows and digital operations. We provide these services discretely and in conjunction with business process management (BPM) engagements.

Our customers span a diverse range of industries and a wide range of AI use cases, benefiting from the short time-to-value and high economic returns our AI solutions and platforms offer.

The document analytics market - a subset of the overall AI market - is expected to grow at a CAGR of 48.9% from $2.38 billion in 2023 to $17.4 billion by 2028.5 Meanwhile, overall enterprise AI spend is projected to reach $270.06 billion by 2032, up from $7.02 billion in 2022, registering a CAGR of 44.1%.6

AI-Enabled Industry Platforms

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

Our Synodex industry platform transforms medical records into useable digital data organized in accordance with our proprietary data models or customer data models. At the end of 2023, we had 13 customers utilizing our Synodex platform. As we further integrate AI into the platform, we aim to address the needs of the healthcare sector, which is increasingly seeking to search, analyze, and interpret vast volumes of patient data, improve clinical documentation and make computer-assisted coding more efficient. The global artificial intelligence (AI) in healthcare market is forecast to reach a market size of $148.4 billion by 2029, up from $20.9 billion in 2024, with a CAGR of 48.1%.7

Our Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media. Agility is now ranked by software review site G2 Crowd as meeting the requirements of customers better than its two largest competitors that have combined revenues of over $1 billion.8 Agility operates in the $9.2 billion media intelligence and PR software market.9

5 Document Analytics Global Market Report 2024, Research and Markets (Dec. 2023)

6 Enterprise Artificial Intelligence (AI) Market, Precedence Research (Aug. 2023)

7 Artificial Intelligence In Healthcare Market, Markets and Markets Research Private Ltd. (Jan. 2024)

8 https://www.agilitypr.com/wp-content/uploads/2024/02/G2-Comparison-Agility-2024.pdf

9 Media Intelligence and PR Software Market Size, Global Research Market, (Jan. 2024)

The Company’s operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

Competitive Strengths

Our Data Quality

We believe we achieve industry-leading data quality by leveraging our technology, our large staff of human experts, and the culture we have built over many years of providing high-quality data to the most demanding customers.

For the past eight years, we have been designing and refining our approach for combining human experts and AI to produce large-scale, highly accurate data. In our approach, AI networks automatically perform much of the required processing and human experts perform processing that the AI cannot perform at a high level of confidence. The human output is fed back into the AI networks, which, as a result, “learn” and become “smarter” over time, achieving progressively greater levels of automation while maintaining the highest levels of quality. (See “Our Technology”, below.)

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

Our Global Delivery Framework

We have over 4,000 employees and associates across 31 countries. Many of them have data domain expertise in various fields, including law, sciences, health, finance, and technology and hold advanced degrees. We also have access to a large population of remote staff and freelancers that we maintain in our databases. Our delivery locations are strategically located to give us access to a diverse talent base spanning multiple time zones and more than 40 languages.

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

Our Technology

Over the past eight years, we have built a technology infrastructure that automates complex data annotation and other data engineering tasks. Our technology infrastructure combines advanced dataflow, orchestration and cognitive processing, and purpose-built applications used by human experts, which we refer to as “workbenches”. This infrastructure enables us to perform data annotation and other data engineering tasks at progressively higher levels of efficiency without compromising quality as it continuously learns from human experts. Our workbenches incorporate data verification and validation algorithms to detect human expert inconsistencies and to catch difficult auto-annotation errors such as LLM hallucinations.

Our proprietary, state-of-the-art Goldengate platform is our core AI technology stack. Goldengate ingests unstructured data and performs a series of cognitive tasks to extract intelligence and create analytical data that people can use for generating inferences and powering analytical applications. It serves up low-code AI with transfer learning, orchestrating generative LLMs and deep learning-based sequence labeling models we have developed over the past eight years of deploying industrial deep neural networks as well as third-party foundation models. It integrates both with our internal systems and customer environments through application programming interfaces (“APIs”).

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

Our Infrastructure

Our infrastructure supports a range of strategies to suit our customers’ requirements for data security, compliance, scalability and reliability. Our user endpoints are secured with cloud-managed security solutions consisting of firewall, IDS/IPS, vulnerability scanning and patch management engines. We host data and applications in our own data centers at our operations centers, in our customers’ data centers, and on third-party cloud services including Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), Oracle Cloud Infrastructure (“OCI”), and Google Cloud Platform (“GCP”) that provide the benefit of “infinite scalability” of information technology resources. Our data operations are linked by multiple redundant network connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks, Network Attached Storage and data centers – are configured with industry standard redundancy, often with more than one backup to establish 24x7 availability. In 2023, our Wide Area Network had 99.98% uptime excluding scheduled maintenance. We encrypt all sensitive information, both at rest and in transit, to the Advanced Encryption Standard (AES) 256 or similar standard, and we employ a range of security features, including industry-leading managed firewalls and intrusion detection and prevention services. (See “Information Security”, below.)

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

Our Legacy

We developed our capabilities and honed our approaches progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately eight years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights.

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

Our strategy for growth is to leverage our 30+ year experience creating high quality data. We intend to align to and serve large, dynamic and rapidly growing markets related to the creation and commercialization of increasingly sophisticated AI and deployment of AI in businesses. Our solutions and platforms leverage the technology, human resources, and culture of fanaticism for data quality that we have developed over the past 30 years, as well as the AI/ML research and development we have invested in over the past eight years.

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

Our Customers

Our customers include leading businesses across multiple verticals including banking, insurance, financial services, technology, digital retailing and information/media. One customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. Another customer in the DDS segment generated approximately 11% of the Company’s total revenues in the fiscal year ended December 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2023 and 2022, revenues from non-U.S. customers accounted for 37% and 38%, respectively, of the Company’s revenues.

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

In mid-2022, we formed an Advisory Board dedicated to helping drive growth through innovation initiatives and advancing dialogue related to ethical AI and the future of AI technologies. The advisory board is currently comprised by a Chief Data Officer for Microsoft and the director of University of Michigan’s Artificial Intelligence Laboratory. We will likely consider adding additional members to our advisory board from time to time.

Environmental, Social, and Governance

We have built a robust corporate ESG program focused on social responsibility; improving how we perform as a steward of the environment; and sustainability.

Social Responsibility

We are driven by the vision of ushering in an era of broadly distributed, sustainable prosperity that can result from ethical AI and broad access to the benefits of AI. We launched our i-Hope Program in 2016 to help children in marginalized or economically-disadvantaged communities face the challenges of an increasingly AI-driven world. Our goal was to provide the gift of computer literacy to 25,000 children by 2025. We are proud to report that we attained our goal in the third quarter of 2023, with one of our operating subsidiaries handing over a smart classroom, an ideation room, and an open library (with over 80,000 books) to a publicly-funded higher education institution in the Philippines.

From 2016 to 2023, our employees contributed over 2,900 person days to the program, building 22 fully-functional computer labs and smart classrooms across India, the Philippines, and Sri Lanka. As a result of i-Hope, we believe approximately 40,400 children in these communities are now more technology proficient and better prepared to participate in opportunities that AI presents. Our contributions have been well-recognized. In 2023 we (through our operating subsidiaries) received, for the third time in four years, the Circle of Excellence Award for CSR Company of the Year at the Asia CEO Awards-2023.

Environmental Stewardship

We are also committed to conducting our business in a manner that manages environmental issues responsibly and contributes to global efforts to curb carbon emissions. We fulfill this commitment by our efforts to conduct operations in an environmentally-sound manner.

We have set metrics to monitor and target the reduction of greenhouse gas emissions, energy usage, and water usage. We believe that this monitoring has enabled us to improve our sustainability program continuously. We track and share with customers our emissions data for scopes 1, 2, and 3.

Across all our global operations, we recycle e-waste and paper. In India, the Philippines, and Sri Lanka, we sponsor grass-roots efforts designed to preserve the environment in the communities in which we operate and we have planted over 3,800 saplings in nature reserves in 2023, for a total of over 6,000 saplings since 2018. Our program has practices in place to ensure that the saplings will receive proper care and attention during their initial growth phase, which is crucial for their long-term survival.

Sustainability

Our sustainability program is based on the following core elements: health and safety, business continuity management, information security, labor standards, anti-bribery and corruption, and management engagement and social impact. Our sustainability program is backed by ISO 27001:2013 (information security) certification, policies, and employee training for these core areas.

Employees

As of December 31, 2023, we employed 4,325 employees, 4,296 of which were full-time. Many of our employees hold advanced degrees in specialized fields such as law, business, technology, medicine, and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a limited number of customers that have accounted for a significant portion of our revenues. One customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. Another customer in the DDS segment generated approximately 11% of the Company’s total revenues in the fiscal year ended December 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2023 and 2022, revenues from non-U.S. customers accounted for 37% and 38%, respectively, of the Company’s revenues. We may lose one or more of these customers, or our other major customers, as a result of our failure to meet or satisfy our customer’s requirements, the completion or termination of a project or engagement, or the customer’s selection of another service provider.

In addition, the volume of work performed for our major customers may vary from year to year, and services they require from us may change from year to year. They may also request that we modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major customers varies, if the services they require from us change, or if they require price concessions, our revenues and results of operations could be adversely affected, and we may incur a loss from operations. If certain key terms of our agreements with our major customers are modified, our revenues and results of operations may be adversely affected. Our services are typically subject to customer requirements, and in many cases are terminable upon 30 to 90 days’ notice. The loss of these customers or a significant variation in the volume of work performed for these customers may have a material adverse effect on our business, financial condition and results of operations.

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

Our new customers may sunset their products because of a lack of sufficient revenues or declining revenues, or a change in their business direction, and this may result in termination of our services for these customers.

As we obtain new opportunities and win new business, our customers may not generate the level of revenues that we initially anticipated at the time of signing a contract with them. Our customers may experience declining revenues with their existing products or may change their business direction. This could be due to various reasons beyond our or their control, and it could lead to termination of projects or contracts. As we normally invest in people and technology and incur other costs in anticipation of revenues, any such deviation from our expected plan or anticipated results could impact our margins and earnings.

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

The markets for our services, platforms and solutions are highly competitive. Some of our competitors have longer operating histories, significantly greater financial, human, technical and other resources, and greater name recognition than we do. There are relatively few barriers preventing companies from entering the markets in which we operate. As a result, new market entrants also pose a threat to our business. We also compete with in-house personnel at current and prospective customers who may attempt to duplicate our offerings using their own personnel.

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

Our Agility segment relies on third parties to provide or make available certain data for our information databases and our news and social media monitoring service. These third parties, in the past, have restricted access to certain content and have ceased providing content, and they may not renew agreements to provide content to us or may increase the price they charge for their content. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. In the event we are unable to use or have access to such third-party content or are unable to enter into agreements with new third parties, current customers may discontinue their relationship with us, and it may be difficult to acquire new customers.

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

We are headquartered in Ridgefield Park, New Jersey, just outside New York City. We primarily operate from the Philippines, India, Sri Lanka, Canada, the United Kingdom, Israel, the United States, and Germany. Our employees are geographically dispersed, as well as culturally diverse. Our personnel need to work together to successfully execute our business plans and we invest in various measures to improve coordination and teamwork. Should we fail in these efforts, our ability to execute our business plans may be adversely affected.

Our intellectual property rights are valuable and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights include certain trademarks, trade secrets, domain name registrations, and a patent. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. If we are unable to protect our intellectual property, we may experience difficulties in achieving and maintaining brand recognition.

Disruptions in telecommunications, system failures, data corruption or virus attacks could harm our ability to execute our global resource model, which could result in customer dissatisfaction and a reduction of our revenues.

We use a distributed global resource model. Our North American workforce provides services from the U.S. and Canada, and the balance of our workforce provides services from the Philippines, India, Sri Lanka, the United Kingdom, Israel and Germany. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communications between our various facilities and our customers’ sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete customer projects on time, or provide services to our customers. This, in turn, could lead to customer dissatisfaction and have an adverse effect on our business, results of operations and financial condition.

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

We do business on an international level, with a major portion of our operations carried on in India, the Philippines, and Sri Lanka, in addition to our operations in Canada, Germany, Israel, the United Kingdom, and the United States, while our headquarters are in the United States and our customers are primarily located in North America and Europe. While we do not depend on significant revenues from sources internal to the Asian countries in which we operate, we are nevertheless subject to certain adverse economic factors relating to overseas economies generally, including inflation, external debt, a negative balance of trade and underemployment. In certain of the countries in which we operate, tax authorities have exercised, and may continue to exercise, significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. Other risks associated with our international operations and business activities include:

●	difficulties in staffing international projects and managing international operations, including overcoming logistical and communications challenges;
●	local competition, particularly in the Philippines, India and Sri Lanka;
●	imposition of public sector controls;
●	trade and tariff restrictions;
●	price or exchange controls;
●	currency control regulations;
●	foreign tax consequences;
●	data privacy laws and regulations;
●	evolving regulation of artificial intelligence;
●	intellectual property laws and enforcement practices;

●	labor disputes and related litigation and liability;
●	limitations on repatriation of earnings; and
●	changing laws and regulations, occasionally with retroactive effect.

One or more of these factors could adversely affect our business, financial condition, and results of operations.

Political uncertainty, political unrest, terrorism, and natural calamities in the Philippines, India, Sri Lanka and Israel could adversely affect business conditions in those countries, which in turn could disrupt our business and adversely impact our results of operations and financial condition.

Our operations located in India, Israel, the Philippines and Sri Lanka are in countries that remain vulnerable to disruptions from political uncertainty, political unrest, terrorist acts, and natural calamities.

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

While the October 2023 Hamas attack against Israel and the ensuing conflict has not to date negatively impacted our operations in Israel, continued or escalating conflict in the region could disrupt our operations in Israel and could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism, war or other military actions involving the countries in which we do business will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Our global operations expose us to risks associated with public health crises. Public health crises or outbreaks of pandemics could disrupt our operations and materially and adversely affect our results of operations and financial condition.

We use a distributed global resource model, which exposes us to risks associated with public health crises, such as pandemics and epidemics. Widespread outbreaks of a pandemic, such as the COVID-19 pandemic, have created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. While we experienced limited operational disruption and decline in customer demand for services as a result of the COVID-19 pandemic, a public health crisis or an outbreak of a pandemic in one or more of the geographic areas in which we operate could affect our ability to provide services to our customers and adversely affect our results of operations and financial condition.

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

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial position or overall trends in our consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above- referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, our estimate of the potential impact on our consolidated financial position or overall consolidated results of operations for the above - referenced legal proceedings could change in the future. See “Legal Proceedings”.

Our reputation could be damaged, or our profitability could suffer if we do not meet the controls and procedures in respect of the services, platforms and solutions we provide to our customers, or if we contribute to our customers’ internal control deficiencies.

Our customers may perform audits or require us to perform audits, provide audit reports or obtain certifications with respect to the controls and procedures that we use in the performance of services for such customers, especially when we process data or information belonging to them. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an appropriate certification or opinion with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, our profitability could suffer if our controls and procedures were to fail or impair our customers’ ability to comply with their own internal control requirements.

In the past we have determined that our disclosure controls and procedures were not effective. If in the future we again determine that our disclosure controls and procedures are not effective, this could cause investors to lose confidence in our reported financial information and have a negative effect on the market prices for our common stock.

We are required to maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and concluded that our disclosure controls and procedures were effective as of December 31, 2023.

If in the future we determine that our disclosure controls and procedures are ineffective, it could restrict our ability to access the capital markets, require significant resources to correct, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our common stock.

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

Our business model depends in large part on our ability to attract additional work from our base of existing customers. Our business model also depends on the relationships our account teams develop with our customers so that we can understand our customers’ needs and deliver solutions and services that are tailored to those needs. If a customer is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In particular, customers who are not satisfied might seek to terminate existing contracts, which could mean that we could incur costs for the services performed with no associated revenue upon termination of a contract. This could also direct future business to our competitors. In addition, negative publicity related to our customer services or relationships, regardless of its accuracy, may further damage our business by affecting our reputation and our ability to compete for new contracts with current and prospective customers.

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

Our Revolving Credit Facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. For example, the Revolving Credit Facility contains a financial covenant that required us, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Revolving Credit Facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, there are no assurances that we will be able to obtain waivers from the lender and/or amend the covenants.

A large portion of our accounts receivable are payable by a limited number of customers; the inability of any of these customers to pay its obligations could adversely affect our results of operations.

Several significant customers account for a large percentage of our accounts receivable. If any of these customers were unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations could be materially adversely affected. As of December 31, 2023, 53% or $7.5 million of our accounts receivable was due from three customers.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income (loss) ranged from net income of approximately $1.7 million in the fourth quarter of 2023 to a loss of approximately $3.8 million in the second quarter of 2022.

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

Although we selectively undertake hedging activities to mitigate certain of these risks, our hedging activities may not be effective and may result in losses. See Note 16, “Derivatives,” to the consolidated financial statements.

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

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (“OID Services”), and not under the category of business support services (“BS Services”) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. Our management disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company contested this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal and in January 2024 the Customs, Excise and Service Tax Appellate Tribunal ruled in the Company’s favor. In the event the Service Tax Department appeals this ruling and is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable to pay interest and penalties. The revenue of our Indian subsidiary during this period was approximately $56.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment, in consultation with our tax counsel, the Company has not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $121,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. Management disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $0.8 million recorded as receivable. Based on the Company’s assessment, in consultation with our tax counsel, the Company has not recorded any tax liability for this case.

Substantial recovery against us in the above-referenced 2015 Service Tax Department case could have a material adverse impact on us, and unfavorable rulings or recoveries in other tax proceedings could have a material impact on the consolidated operating results of the period in which the rulings or recovery occurs.

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

The expiration or termination of our preferential tax rate incentives could adversely affect our results of operations.

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

A significant portion of our operations are conducted outside the U.S. Despite our access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $50.4 million at December 31, 2023. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

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

Certain laws and regulations regarding data privacy and security affecting our customers impose requirements regarding the privacy and security of information maintained by these customers, as well as notification to persons whose personal information is accessed by an unauthorized third party. As a result of any continuing legislative initiatives and customer demands, we may have to modify our operations with the goal of further improving data security. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. In addition, as part of the services we perform, we have access to confidential customer data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information. We may also be bound by certain customer agreements to use and disclose confidential customer information in a manner consistent with the privacy standards under regulations applicable to such customers. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management’s time and effort and may subject us to significant liabilities and other penalties.

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

The legal and regulatory landscape applicable to artificial intelligence (AI) is evolving and changes to existing laws and regulations or new laws and regulations could adversely affect our business, financial condition and results of operations.

We use machine learning and artificial intelligence (AI) technologies in our services, platforms and solutions, and we are making investments in expanding our artificial intelligence capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. The laws and regulations applicable to AI continue to develop and evolve. The use of AI technologies in our services, platforms and solutions may result in new governmental or regulatory scrutiny, ethical concerns, legal liability, or other complications that could adversely affect our business, financial condition, or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining a firm cybersecurity posture to safeguard our information systems, protect the confidentiality, integrity and availability of our data and mitigate risks associated with cyber threats and attacks.

We are ISO/IEC 27001:2013 certified and the ISO Information Security Risk Management Standard is used as a reference guide for our risk management approach. We have a designated Chief Information Security Officer (CISO) who has primary responsibility for managing our cybersecurity risks. Our CISO has more than 28 years of experience in Information Security and holds a master’s degree in Information Technology. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO is assisted by a team of Information Security Officers (ISOs) and a third-party consultant who has expertise in cybersecurity, information security risk management, and information systems audit and holds various certifications including, CISA, CISM, HITRUST Certified Common Security Framework Practitioner, QSA, and CSP.

Recognizing the inherent cybersecurity risks common to any organization, encompassing concerns such as unauthorized access to sensitive data, potential disruptions to business operations from cyber incidents, and the associated financial and reputational impacts arising from a cybersecurity breach, we have implemented comprehensive policies covering various aspects of cybersecurity and information management, including, without limitation, cyber risk management, information security practices, roles and responsibilities, access controls, cryptography, information classification, asset disposal, and vendor management. We periodically review and modify these policies to align with industry practice, trends and evolving threat landscapes. Compliance with these policies is expected from all employees and contractors.

We perform periodic assessments for identifying threats and vulnerabilities, covering relevant operational facets, and focusing on identifying, analyzing, evaluating, and treating cyber risks across business functions. Our risk assessment guidelines define risk measurement and prioritization, and consider factors such as likelihood, impact, and potential harm. Mitigation strategies are planned, covering technical and procedural measures, including incident response plans.

Incident Response

We maintain a comprehensive incident response plan. Key components include regular updates to ensure effectiveness, employee training programs, and establishing communication channels and relevant systems for proper incident reporting and logging procedures. Communication and notification protocols are defined for notifying third parties such as regulatory bodies, customers, and partners. Recovery strategies are developed for restoring normal operations, and post-incident analysis is conducted to identify lessons learned and improvements for future incident response efforts. The incident response plan also outlines procedures for prompt detection, response, and remediation efforts to minimize the impact of incidents.

Incident materiality is assessed through a collaborative process involving key personnel within our organization. Responsibility for conducting a materiality assessment lies with our management team, in consultation with advice from our third-party cybersecurity consultant, as appropriate. The materiality assessment considers various factors, including financial impact, reputational risk, regulatory implications, and potential harm to third parties. Upon completion of the materiality assessment, the disclosure of incidents, including those related to contractual, regulatory, or technology/security aspects, is handled by designated members of our senior management team. We consult with outside counsel or experts as appropriate, including on materiality analysis and disclosure matters.

As of the fiscal year ending December 31, 2023, there have been no identified cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Engagement of Third Parties

Recognizing the complexity and evolving nature of cybersecurity threats, we have engaged a third-party consultant to assist with evaluating and testing our risk management approach. This enables us to leverage specialized knowledge and insights in connection with our cybersecurity strategies and processes.

Strategy

To enhance our current cybersecurity posture, we continue to invest in advanced threat detection technologies, provide cybersecurity training based on the latest trends and guidance to the employees, collaborate with industry partners and regulatory bodies to stay informed about emerging threats, reinforce our cybersecurity incident response plan to align with industry-specific regulations and legal obligations, integrate threat intelligence feeds for automatic detection of any misconfigurations, security threats, and foster a collaborative, cross-functional, and accelerated approach to incident response.

Cybersecurity Governance

Our Board of Directors is aware of the critical nature of managing the risks associated with cybersecurity threats. The Board of Directors has established oversight mechanisms to ensure effective governance in managing these risks.

Board of Director Oversight

Our Audit Committee has primary responsibility for overseeing risk management, including with respect to cybersecurity. The Audit Committee monitors management’s compliance, and reports to the Board of Directors. The CISO, who is responsible for developing our cybersecurity strategy and managing our cybersecurity risks, reports directly to the Audit Committee on these matters.

Management’s Role

Our cybersecurity governance framework incorporates policies, procedures, regular meetings, and controls to manage and mitigate cybersecurity risks. Aligned with industry standards and regulatory requirements, the framework is overseen and regularly evaluated by our leadership team responsible for implementation. Regular risk assessments are conducted to identify and assess potential cybersecurity risks, informing the development of proactive risk mitigation strategies within the governance framework.

The governance framework is closely integrated via a structured compliance reporting framework operating across various governance levels. This framework also operates across geographic locations, with location specific compliance meetings conducted at a local management level and led by the CISO with assistance from the ISO team. This structured compliance reporting is intended to ensure that the highest levels of management are kept abreast of potential cybersecurity risks facing the Company, with the escalation of significant cybersecurity matters to the Audit Committee and ultimately to the Board of Directors, as appropriate.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

We maintain leased property in Ridgefield Park, New Jersey, which is our headquarters, and in the Philippines, India, Sri Lanka, Israel and Germany. The square footage of all our leased properties totals approximately 181,000. Our leased properties in the Philippines, Sri Lanka, Germany and Israel are primarily used by our DDS segment; and our leased property in India is primarily used by our DDS and Synodex segments. Our leased property in the United States is our corporate headquarters and is used by all segments.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

Reference is made to Note 8, “Commitments and Contingencies - Litigation,” to the consolidated financial statements in Item 8 of this Report, which is incorporated by reference herein.

In addition, On February 21, 2024, a putative class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers (D’Agostino v. Innodata Inc., et al., Case Number 2:24-CV-00971 (the “D’Agostino Complaint”). The D’Agostino Complaint asserts claims against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The D’Agostino Complaint alleges that defendants made materially false and misleading statements related to its AI business and development and related financial results, growth, and prospects. The D’Agostino Complaint seeks unspecified compensatory and punitive damages, costs, attorneys’ fees, and other unspecified relief. The Company intends to defend against the D’Agostino Complaint vigorously.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD”. On February 7, 2024, there were 54 stockholders of record of the Company’s Common Stock based on information provided by the Company’s transfer agent. The number of stockholders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of December 31, 2023:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights(3)	Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,567,966	$3.22	-
Equity compensation plans approved by security holders (2)	1,444,523	$3.41	1,981,406
Equity compensation plans not approved by security holders	-	-	-
Total	7,012,489		1,981,406

(1) 2013 Stock Plan, approved by the stockholders, see Note 12, “Stock Options”, to the consolidated financial statements.

(2) 2021 Equity Compensation Plan, approved by stockholders, see Note 12, “Stock Options”, to the consolidated financial statements.

(3) Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

Purchase or Unregistered Sales of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2023.

We did not have any sales of unregistered equity securities during the year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions based upon management’s current expectations. Our actual results could differ materially from the results referred to in any forward-looking statement. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Report.

Executive Overview

We are a global data engineering company. We operate in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The following table sets forth certain financial data for the two years ended December 31, 2023 and 2022:

	(Dollars in millions)
	Years Ended December 31,
	2023	% of revenue	2022	% of revenue
Revenues	$86.8	100.0%	$79.0	100.0%
Direct operating costs	55.5	63.9%	51.5	65.1%
Gross Profit	$31.3	36.1%	$27.5	34.9%
Selling and administrative expenses	31.0	35.7%	37.9	48.2%
Income (loss) from operations	0.3	0.4%	(10.5)	(13.3)%
Interest expense	0.2		-
Income (loss) before provision for income taxes	0.1		(10.5)
Provision for income taxes	1.0		1.5
Net Loss	$(0.9)		$(12.0)

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenues less direct operating costs attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP, plus depreciation and amortization of intangible assets, stock-based compensation, non-recurring severance and other one-time costs.

We define Adjusted Gross Margin by dividing Adjusted Gross Profit over total U.S. GAAP revenues.

We use Adjusted Gross Profit and Adjusted Gross Margin to evaluate results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
Consolidated	2023	2022

Gross Profit attributable to Innodata Inc. and Subsidiaries	$31,293	$27,468
Depreciation and amortization	4,608	3,774
Severance**	327	-
Stock-based compensation	294	214
Adjusted Gross Profit	$36,522	$31,456

Gross Margin	36%	35%
Adjusted Gross Margin	42%	40%

	Year Ended December 31,
DDS Segment	2023	2022

Gross Profit attributable to DDS Segment	$21,519	$21,347
Depreciation and amortization	1,053	579
Severance**	28	-
Stock-based compensation	261	178
Adjusted Gross Profit	$22,861	$22,104

Gross Margin	35%	38%
Adjusted Gross Margin	37%	39%

	Year Ended December 31,
Synodex Segment	2023	2022

Gross Profit/(Loss) attributable to Synodex Segment	$799	$(874)
Depreciation and amortization	623	656
Severance**	-	-
Stock-based compensation	1	-
Adjusted Gross Profit/(Loss)	$1,423	$(218)

Gross Margin	11%	(12)%
Adjusted Gross Margin	19%	(3)%

	Year Ended December 31,
Agility Segment	2023	2022

Gross Profit attributable to Agility Segment	$8,975	$6,995
Depreciation and amortization	2,932	2,539
Severance**	299	-
Stock-based compensation	32	36
Adjusted Gross Profit	$12,238	$9,570

Gross Margin	51%	46%
Adjusted Gross Margin	69%	62%

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

The following table contains a reconciliation of GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
Consolidated	2023	2022

Net loss attributable to Innodata Inc. and Subsidiaries	$(908)	$(11,935)
Provision for income taxes	1,028	1,522
Interest expense	400	11
Depreciation and amortization	4,716	3,889
Severance**	580	-
Stock-based compensation	4,027	3,283
Non-controlling interests	19	(70)
Adjusted EBITDA (loss) - Consolidated	$9,862	$(3,300)

	Year Ended December 31,
DDS Segment	2023	2022

Net income (loss) attributable to DDS Segment	$223	$(711)
Provision for income taxes	1,018	1,423
Interest expense	395	10
Depreciation and amortization	1,161	694
Severance**	33	-
Stock-based compensation	3,511	2,690
Non-controlling interests	19	4
Adjusted EBITDA - DDS Segment	$6,360	$4,110

	Year Ended December 31,
Synodex Segment	2023	2022

Net income (loss) attributable to Synodex Segment	$219	$(2,525)
Depreciation and amortization	623	656
Severance**	6	-
Stock-based compensation	167	258
Non-controlling interests	-	(74)
Adjusted EBITDA (loss) - Synodex Segment	$1,015	$(1,685)

	Year Ended December 31,
Agility Segment	2023	2022

Net loss attributable to Agility Segment	$(1,350)	$(8,699)
Provision for income taxes	10	99
Interest expense	5	1
Depreciation and amortization	2,932	2,539
Severance**	541	-
Stock-based compensation	349	335
Adjusted EBITDA (loss) - Agility Segment	$2,487	$(5,725)

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

Amounts in the MD&A below are after elimination of any inter-segment profit and have been rounded. All percentages have been calculated using rounded amounts.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues

Total revenues were $86.8 million and $79.0 million for the years ended December 31, 2023 and 2022, respectively, an increase of $7.8 million or approximately 10%.

Revenues from the DDS segment were $61.6 million and $56.5 million for the years ended December 31, 2023 and 2022, respectively, an increase of $5.1 million or approximately 9%. The net increase was primarily attributable to higher volume from two existing and one new customer, offset in part by lower revenues of $8.5 million from a large social media company that underwent a significant management change in the second half of 2022.

Revenues from the Synodex segment were $7.5 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively, an increase of $0.4 million or approximately 6%. The increase was primarily due to higher volume from existing customers.

Revenues from the Agility segment were $17.7 million and $15.4 million for the years ended December 31, 2023 and 2022 respectively, an increase of $2.3 million or approximately 15%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform and newswire product.

One customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. Another customer in the DDS segment generated approximately 11% of the Company’s total revenues in the fiscal year ended December 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2023 and 2022, revenues from non-U.S. customers accounted for 37% and 38%, respectively, of the Company’s revenues.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, and other direct expenses that are incurred in providing services to our customers.

Direct operating costs were $55.5 million and $51.5 million for the years ended December 31, 2023 and 2022, respectively, an increase of $4.0 million or approximately 8%. The increase in direct operating costs was primarily due to higher revenues from two existing and one new customer in the DDS segment, offset in part by cost optimization efforts aimed at improving operational efficiency. The increase in direct operating costs includes a net increase of $0.7 million from direct and indirect labor related costs primarily on account of labor costs for new hires and salary increases, offset in part by reductions in headcount in line with cost optimization efforts in the first half of 2023; higher recruitment fees of $0.9 million for new hires; higher depreciation and amortization of capitalized developed software of $0.8 million; an unfavorable impact of exchange rate fluctuations of $0.8 million; higher content costs of $0.3 million, and other direct operating costs of $0.5 million. Direct operating costs as a percentage of total revenues were approximately 64% and 65% for the years ended December 31, 2023 and 2022, respectively. The decrease in direct operating costs as a percentage of revenues during the year was primarily due to an increase in revenues, offset in part by an increase in direct operating costs.

Direct operating costs for the DDS segment were $40.1 million and $35.1 million for the years ended December 31, 2023 and 2022, respectively, an increase of $5.0 million or approximately 14%. The increase in direct operating costs was primarily due to higher revenues from two existing and one new customer. The increase in direct operating costs includes a net increase of $2.3 million from direct and indirect labor related costs primarily on account of labor costs for new hires, and higher incentives and salary increases; higher recruitment fees of $0.9 million for new hires; an unfavorable impact of exchange rate fluctuations of $0.8 million; higher depreciation and amortization of capitalized developed software of $0.5 million and other direct operating costs of $0.5 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were approximately 65% and 62% for the years ended December 31, 2023 and 2022, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues during the year was primarily due to an increase in direct operating costs, offset in part by an increase in revenues.

Direct operating costs for the Synodex segment were approximately $6.7 million and $8.0 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $1.3 million or approximately 16%. The decrease in direct operating costs was primarily due to cost optimization efforts aimed at improving operational efficiency. The decrease was due to lower direct labor costs of $1.3 million. Direct operating costs for the Synodex segment as a percentage of segment revenues were approximately 89% and 113% for the years ended December 31, 2023 and 2022, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to lower direct operating costs and higher revenues.

Direct operating costs for the Agility segment were approximately $8.7 million and $8.4 million for the years ended December 31, 2023 and 2022, respectively, an increase of $0.3 million or approximately 4%. The increase in direct operating costs was primarily due to higher revenues offset by cost optimization efforts aimed at improving operational efficiency. The increase in direct operating cost includes higher depreciation and amortization of capitalized developed software of $0.4 million and higher content related costs of $0.3 million, offset in part by a decrease in direct labor costs of $0.3 million and other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were approximately 49% and 55% for the years ended December 31, 2023 and 2022, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $31.3 million and $27.5 million for the years ended December 31, 2023 and 2022, respectively. The $3.8 million increase in gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 36% and 35% for the years ended December 31, 2023 and 2022, respectively.

Gross profit for the DDS segment was $21.5 million and $21.3 million for the years ended December 31, 2023 and 2022, respectively. The $0.2 million increase in gross profit for the DDS segment was primarily due to higher revenues offset in part by higher direct operating costs. Gross margin for the DDS segment was 35% and 38% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross margin for the DDS segment as a percentage of revenues was primarily due to higher direct operating costs offset in part by higher revenues.

Gross profit for the Synodex segment was $0.8 million and a loss of $0.9 million for the years ended December 31, 2023 and 2022, respectively. The $1.7 million change in gross profit for the Synodex segment was primarily due to lower direct operating costs and higher revenues. Gross margin for the Synodex segment was 11% and (12)% for the years ended December 31, 2023 and 2022, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues.

Gross profit for the Agility segment was $9.0 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. The $2.0 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 51% and 46% for the years ended December 31, 2023 and 2022, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were approximately $31.0 million and $38.0 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $7.0 million or approximately 18%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease in selling and administrative expenses includes lower labor and related expenses of $3.4 million primarily on account of headcount reductions, offset in part by salary increases and higher commissions; lower marketing related expenses of $1.8 million; lower recruitment and professional fees of $1.2 million; lease termination expense of $0.2 million; a favorable impact of foreign exchange rate fluctuations of $0.2 million and a decrease in other selling and administrative expenses of $0.2 million. Selling and administrative expenses as a percentage of total revenues were approximately 36% and 48% for the years ended December 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues and lower selling and administrative expenses in all segments.

Selling and administrative expenses for the DDS segment were approximately $20.1 million and $20.7 million for the years ended December 31, 2023 and 2022 respectively, a decrease of $0.6 million or approximately 3%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease in selling and administrative expenses includes lower recruitment and professional fees of $0.6 million; lower marketing related expenses of $0.5 million and lower provisions for doubtful accounts of $0.2 million. These costs were offset in part by higher stock-based compensation, commissions and incentives of $0.6 million, and an increase in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were approximately 33% and 37% for the years ended December 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues and lower selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.6 million and $1.7 million for the years ended December 31, 2023 and 2022 respectively, a decrease of $1.1 million or approximately 65%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease in selling and administrative expenses includes lower payroll-related costs of $0.5 million; lower professional fees of $0.5 million, and a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were approximately 8% and 24% for the years ended December 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses and higher revenues.

Selling and administrative expenses for the Agility segment were $10.3 million and $15.6 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $5.3 million or approximately 34%. The decrease in selling and administrative expenses was primarily due to the cost optimization efforts aimed at improving operational efficiency. The decrease in selling and administrative expenses includes lower labor and related expenses of $3.5 million primarily on account of headcount reductions offset in part by higher commissions; lower marketing related expenses of $1.3 million; a favorable impact of foreign exchange rate fluctuations of $0.2 million; lease termination expense of $0.2 million; lower professional fees of $0.1 million and a decrease in other selling and administrative expenses of $0.2 million. These lower selling and administrative expenses were offset in part by a higher provision for doubtful accounts of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were approximately 58% and 101% for the years ended December 31, 2023 and 2022, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to lower selling and administrative expenses and higher revenues.

Goodwill Impairment

As of September 30, 2023, the Company performed its annual goodwill impairment analysis on the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profit and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

Income Taxes

We recorded a provision for income taxes of approximately $1.0 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Tax-related charges primarily consisted of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. Effective income tax rates are disproportionate primarily due to the minimal pre-tax income and valuation allowance recorded on the deferred taxes of the U.S., Canadian, German and the United Kingdom subsidiaries, tax effects of foreign operations, IRS section 162 (m) adjustments, offset in part by the effect of stock-based compensation. See Note 6, “Income Taxes” of the notes to the consolidated financial statements for additional information.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2023 and 2022 are summarized in the table below:

	2023	2022
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
Change in valuation allowance	578.6	36.9
Tax effects of foreign operations	562.6	2.5
Section 162 (m)	452.0	-
Return to provision true up	264.4	0.3
Increase in unrecognized tax benefits (ASC 740)	199.6	0.7
Withholding tax	106.6	-
Foreign operations permanent differences - foreign exchange gains and losses	76.9	1.1
State income tax net of federal benefit	0.1	0.2
Research and development credit	(67.3)	-
Foreign rate differential	(102.5)	(4.7)
Deemed interest	(149.2)	(1.9)
Tax effect of intercompany settlement	(234.0)	-
Effect of stock-based compensation	(961.6)	(0.3)
Other	(7.6)	0.7
Effective tax rate	739.6%	14.5%

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest earnings and profits in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted foreign earnings and profits amounted to approximately $50.4 million at December 31, 2023. If such foreign earnings and profits are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

We have a valuation allowance on all of our U.S. deferred tax assets on account of continuing losses incurred by our U.S. entities. In addition, we also have a valuation allowance on the deferred tax assets of our Canadian, German and the United Kingdom subsidiaries. Our Canadian subsidiaries also have research and development credits available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Tax Assessments

In September 2015, our Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. We disagree with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. We contested this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal and in January 2024 the Customs, Excise and Service Tax Appellate Tribunal ruled in the Company’s favor. In the event the Service Tax Department appeals this ruling and is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by our Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenues of our Indian subsidiary during this period was approximately $56.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016, service tax is no longer applicable to OID or BS Services. Based on our assessment in consultation with our tax counsel, we have not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, our Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $121,000 previously granted to our Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. We disagree with the basis of this decision and are contesting it. We expect delays in our Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently have service tax credits of approximately $0.8 million recorded as a receivable. Based on our assessment in consultation with our tax counsel, we have not recorded any tax liability for this case.

Substantial recovery against us in the above referenced 2015 Service Tax Department case could have a material adverse impact on us, and unfavorable rulings or recoveries in other tax proceedings could have a material adverse impact on the consolidated operating results of the period (and subsequent periods) in which the rulings or recovery occurs.

Net Income (Loss)

We had a net loss of $0.9 million and $12.0 million during the years ended December 31, 2023 and 2022, respectively. The $11.1 million change was due to higher revenues, lower selling and administrative expenses in all segments and lower income tax, offset in part by higher direct operating costs in the DDS and Agility segments in the current fiscal year.

Net income for the DDS segment was $0.2 million and a net loss of $0.7 million for the year ended December 31, 2023 and 2022, respectively. The $0.9 million change was due to higher revenues, lower selling and administrative expenses and lower income tax, offset in part by higher direct operating costs in the current fiscal year.

Net income for the Synodex segment was $0.2 million and a loss of $2.6 million for the years ended December 31, 2023 and 2022, respectively. The $2.8 million change was primarily due to lower direct operating costs and selling and administrative expenses, and higher revenues in the current fiscal year.

Net loss for the Agility segment was $1.3 million and a net loss of $8.7 million for the years ended December 31, 2023 and 2022, respectively. The $7.4 million change was primarily due to lower selling and administrative expenses and higher revenues, offset in part by higher direct operating costs in the current fiscal year.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $36.5 million and $31.5 million for the years ended December 31, 2023 and 2022, respectively. The $5.0 million increase in adjusted gross profit was due to a higher gross profit, higher depreciation and amortization, and non-recurring severance. Adjusted gross margin was 42% and 40% for the years ended December 31, 2023 and 2022, respectively.

Adjusted gross profit for the DDS segment was $22.9 million and $22.1 million for the years ended December 31, 2023 and 2022, respectively. The $0.8 million increase in adjusted gross profit for the DDS Segment was due to higher depreciation and amortization and higher gross profit. Adjusted gross margin for the DDS segment was 37% and 39% for the years ended December 31, 2023 and 2022, respectively. The decrease in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher direct operating costs offset in part by higher revenues.

Adjusted gross profit for the Synodex segment was $1.4 million and a loss of $0.2 million for the years ended December 31, 2023 and 2022, respectively. The $1.6 million change in adjusted gross profit in the Synodex segment was due to higher gross profit. Adjusted gross margin for the Synodex segment was 19% and (3)% for the years ended December 31, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues.

Adjusted gross profit for the Agility segment was $12.2 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. The $2.6 million increase in adjusted gross profit for the Agility segment was due to higher gross profit, higher depreciation and amortization, and non-recurring severance. Adjusted gross margin for the Agility segment was 69% and 62% for the years ended December 31, 2023 and 2022, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $9.9 million and a loss of $3.3 million for the years ended December 31, 2023 and 2022, respectively. The $13.2 million change in Adjusted EBITDA was due to a lower net loss, higher depreciation and amortization, stock-based compensation, interest expense, and non-recurring severance, offset in part by lower provisions for income taxes.

Adjusted EBITDA for the DDS segment was $6.4 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. The $2.3 million increase in Adjusted EBITDA was due to higher net income in the DDS segment, higher stock-based compensation, depreciation and amortization and interest expense, offset in part by a lower tax provision.

Adjusted EBITDA for the Synodex segment was $1.0 million and a loss of $1.7 million for the years ended December 31, 2023 and 2022, respectively. The $2.7 million change in Adjusted EBITDA was due to a lower net loss in the Synodex segment.

Adjusted EBITDA for the Agility segment was $2.5 million and a loss of $5.7 million for the years ended December 31, 2023 and 2022, respectively. The $8.2 million change in Adjusted EBITDA was due to a lower net loss in the Agility segment, non-recurring severance, higher depreciation and amortization, offset in part by lower tax provision.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2023	2022
Cash and cash equivalents	$13,806	$9,792
Short term investments - other	14	507
Working capital	9,142	2,869

On December 31, 2023, we had cash and cash equivalents of $13.8 million, of which $6.5 million was held by our foreign subsidiaries and $7.3 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of December 31, 2023, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2023, we had working capital of approximately $9.1 million, as compared to working capital of approximately $2.9 million as of December 31, 2022. The increase in working capital of $6.3 million is primarily due to the impact of higher revenues thereby increasing receivables by $4.8 million, cash proceeds from stock option exercises of $3.3 million offset by a decrease in working capital of $1.8 million used in operations during the year ended December 31, 2023.

Proceeds from stock option exercises for the year ended December 31, 2023 were $3.3 million.

We did not have any material commitments for capital expenditures as of December 31, 2023.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for at least 12 months from the date of issuance of these financial statements.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of December 31, 2023, such borrowing base calculation equaled approximately $10.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the year ended December 31, 2023 and through the date of filing of this Report.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2023 was $5.9 million resulting from our net loss of $0.9 million, adjusted for non-cash expenses of $9.9 million and a decrease in working capital of $3.1 million. Refer to the Consolidated Statements of Cash Flows for further details.

Cash used by our operating activities for the year ended December 31, 2022 was $1.2 million resulting from our net loss of $12.0 million, adjusted for non-cash expenses of $8.9 million and an increase in working capital of $1.9 million. Refer to the Consolidated Statements of Cash Flows for further details.

Our days’ sales outstanding were 50 days and 48 days for the years ended December 31, 2023 and 2022, respectively. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the average of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities for the year ended December 31, 2023 was $5.1 million consisting of capital expenditures of $5.6 million offset in part by proceeds from sale of investments of $0.5 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2023 amounting to $5.6 million consisted of $2.9 million for the DDS segment, $1.8 million for the Agility segment and $0.9 million for the Synodex segment.

Cash used in our investing activities for the year ended December 31, 2022 was $7.0 million consisting of capital expenditures of $6.5 million and the purchase of short-term investments of $0.5 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2022 amounting to $6.5 million consisted of $3.1 million for the DDS segment, $2.0 million for the Agility segment, and $1.4 million for the Synodex segment.

For calendar year 2024, we anticipate that capital expenditures for ongoing technology, equipment, new platform development, and infrastructure upgrades will approximate to $6.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $2.9 million primarily from proceeds of stock option exercises of $3.3 million, offset in part by payment of long-term obligations of $0.4 million.

Cash used in financing activities for the year ended December 31, 2022 was primarily for payments of long-term obligation of $0.6 million, reduced in part by proceeds from stock option exercises of $0.3 million.

Inflation, Seasonality and Prevailing Economic Conditions

Although most of our revenues are denominated in U.S. dollars, a significant portion of our revenue is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, are incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with U.S. GAAP. Thus, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. As of December 31, 2023, the aggregate notional amount of our hedges was $10.5 million consisting of approximately $4.3 million against the Indian rupee, and $6.2 million against the Philippine peso.

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

Our quarterly operating results are subject to certain fluctuations. We experience fluctuations in our revenues and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter. In addition, as some of our Asian facilities are closed during holidays in the fourth quarter, we typically incur higher wages, due to overtime, that reduce our margins.

Our Synodex subsidiary experiences seasonal fluctuations in revenues. Typically, revenue is lowest in the third quarter of the calendar year and highest in the fourth quarter of the calendar year. The seasonality is directly linked to the number of life insurance applications received by the insurance companies.

Trends

We view new customer acquisition as an indicator of our business momentum, sales and marketing efficiency, and competitive market positioning. During the year ended December 31, 2023, we added 517 new customers, an average of 129 new customers per quarter. This is a 3% increase over the 126 new customers we added on average per quarter in 2022 and a 39% increase from the 93 new customers we added on average per quarter in 2021. Importantly, in addition to the customer count, we recognize that the size and scale of new customers significantly impacts our growth trajectory. While in the year December 31, 2023 there was a 3% increase from the average of 126 new customers per quarter in 2022, it is noteworthy that we are placing emphasis on acquiring customers that align with our strategic goals, leading to a focus on the potential revenue value of new customer engagements over sheer number of new customer engagements.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Items 401, 405, if required, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K, including information about our directors and executive officers, is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference herein. The information called for under Item 403 of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year.

Item 14. Principal Accountant’s Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)

Financial Statements. The following Report of Independent Registered Public Accounting firm, consolidated financial statements, and accompanying notes are included in Item 8. Index to Financial Statements:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.

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
March 4, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack S. Abuhoff	Chief Executive Officer and President	March 4, 2024
Jack S. Abuhoff	(Principal Executive Officer)

/s/ Marissa B. Espineli	Interim Chief Financial Officer	March 4, 2024
Marissa B. Espineli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Louise C. Forlenza	Director	March 4, 2024
Louise C. Forlenza

/s/ Stewart R. Massey	Director	March 4, 2024
Stewart R. Massey

/s/ Nauman (Nick) Toor	Director (Chairman)	March 4, 2024
Nauman (Nick) Toor

INNODATA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Innodata Inc.

Ridgefield Park, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Measurement of the provision for income tax expenses

Description of Matter

The Company is subject to income taxes in multiple tax jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain due to complexities of transfer pricing, changing tax laws, and is involved in various tax litigations with respective tax authorities. Uncertainties arise primarily from certain ongoing tax litigations and open tax years for its foreign subsidiaries. As described in Note 6 to the consolidated financial statements, at December 31, 2023, the Company has recorded unrecognized tax benefits of $1.9 million for uncertain tax positions.

We identified measurement of accruals for the income tax exposures as a critical audit matter, as the amounts involved are material, and the determination of provision for taxes requires the Company to make judgments on tax issues and develop estimates regarding the Company’s exposure to tax risks. Further, auditing management judgments on whether the tax positions are probable of being sustained in tax assessments involves a high degree of subjectivity.

How the matter was addressed in our audit:

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process of estimating the provision for income taxes including assessment of uncertain tax positions and those related to interpretation of tax laws and its application in the estimation of tax liabilities including uncertain tax positions.
●	Testing the completeness of ongoing tax litigation by obtaining direct confirmations from external tax consultants for select geographies. Also tested the arithmetical accuracy of various computation.
●	Involving tax professionals with specialized skill and knowledge in domestic and international taxes, who assisted in:
o	Reviewing and evaluating the Company’s data including assumptions used to determine the amount of tax benefit/expense to be recognized and tested the accuracy of the calculations
o	inspecting the correspondences and assessment orders with applicable tax authorities
o	evaluating the Company’s interpretation of tax laws, underlying facts and their potential impact on uncertain tax positions

/S/ BDO India LLP

We have served as the Company’s auditor since 2020.

Mumbai, India

March 4, 2024

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$13,806	$9,792
Short term investments - other	14	507
Accounts receivable, net of allowance for doubtful accounts	14,288	9,528
Prepaid expenses and other current assets	3,969	3,858
Total current assets	32,077	23,685
Property and equipment, net	2,281	2,511
Right-of-use-asset, net	5,054	4,309
Other assets	2,445	1,498
Deferred income taxes, net	1,741	1,475
Intangibles, net	13,758	12,526
Goodwill	2,075	2,038
Total assets	$59,431	$48,042
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,662	$2,630
Accrued expenses and other	6,583	7,250
Accrued salaries, wages and related benefits	7,799	6,136
Income and other taxes	3,848	3,230
Long-term obligations - current portion	1,261	877
Operating lease liability - current portion	782	693
Total current liabilities	22,935	20,816
Deferred income taxes, net	22	65
Long-term obligations, net of current portion	6,778	5,079
Operating lease liability, net of current portion	4,701	4,036
Total liabilities	34,436	29,996

Commitments and contingencies	-	-

Non-controlling interests	(708)	(727)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 31,937,000 shares issued and 28,753,000 outstanding at December 31, 2023 and 30,589,000 shares issued and 27,405,000 outstanding at December 31, 2022	320	306
Additional paid-in capital	43,152	35,815
Deficit	(9,683)	(8,775)
Accumulated other comprehensive loss	(1,621)	(2,108)
	32,168	25,238
Less: treasury stock, 3,184,000 shares at December 31, 2023 and 2022, at cost	(6,465)	(6,465)
Total stockholders’ equity	25,703	18,773
Total liabilities, non-controlling interests and stockholders’ equity	$59,431	$48,042

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands, except per share amounts)

	2023	2022
Revenues	$86,775	$79,001
Direct operating costs	55,482	51,533
Selling and administrative expenses	30,975	37,940
Interest expense, net	179	11
	86,636	89,484
Income (loss) before provision for income taxes	139	(10,483)

Provision for income taxes	1,028	1,522

Consolidated net loss	(889)	(12,005)

Income (loss) attributable to non-controlling interests	19	(70)

Net Loss attributable to Innodata Inc. and Subsidiaries	$(908)	$(11,935)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.03)	$(0.44)

Weighted average shares outstanding:
Basic and Diluted	28,131	27,278

Comprehensive Loss:
Consolidated net loss	$(889)	$(12,005)
Pension liability adjustment, net of taxes	(326)	772
Foreign currency translation adjustment	407	(676)
Change in fair value of derivatives, net of taxes	406	(12)
Other comprehensive income	487	84
Total comprehensive loss	(402)	(11,921)
Comprehensive income (loss) attributed to non-controlling interest	19	(70)
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(421)	$(11,851)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2022	30,347	303	35,121	3,160	(2,192)	(3,184)	(6,465)	29,927
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(11,935)	-	-	-	(11,935)
Stock-based compensation	-	-	3,283	-	-	-	-	3,283
Stock option exercises	249	3	329	-	-	-	-	332
Shares withheld for taxes on restricted shares vesting	(7)	-	(53)	-	-	-	-	(53)
Redemption of non-controlling interest	-	-	(2,865)	-	-	-	-	(2,865)
Pension liability adjustments, net of taxes	-	-	-	-	772	-	-	772
Foreign currency translation adjustment	-	-	-	-	(676)	-	-	(676)
Change in fair value of derivatives, net of taxes	-	-	-	-	(12)	-	-	(12)
December 31, 2022	30,589	306	35,815	(8,775)	(2,108)	(3,184)	(6,465)	18,773
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(908)	-	-	-	(908)
Stock-based compensation	-	-	4,027	-	-	-	-	4,027
Stock option exercises	1,351	14	3,310	-	-	-	-	3,324
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(326)	-	-	(326)
Foreign currency translation adjustment	-	-	-	-	407	-	-	407
Change in fair value of derivatives, net of taxes	-	-	-	-	406	-	-	406
December 31, 2023	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$25,703

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(In thousands)

	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(889)	$(12,005)
Adjustments to reconcile consolidated net loss to net cash
provided by operating activities:
Depreciation and amortization	4,716	3,889
Stock-based compensation	4,027	3,283
Deferred income taxes	(276)	217
Provision for doubtful accounts	426	480
Pension cost	1,046	943
Loss on lease termination	-	125
Changes in operating assets and liabilities:
Accounts receivable	(5,116)	1,303
Prepaid expenses and other current assets	372	(226)
Other assets	(171)	750
Accounts payable, accrued expenses and other	(490)	322
Accrued salaries, wages and related benefits	1,653	(310)
Income and other taxes	605	13
Net cash provided by (used in) operating activities	5,903	(1,216)
Cash flows from investing activities:
Capital expenditures	(5,564)	(6,526)
Proceeds from (purchase of) short term investments - others	493	(507)
Net cash used in investing activities	(5,071)	(7,033)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,324	332
Payment of long-term obligations	(452)	(639)
Net cash provided by (used in) financing activities	2,872	(307)
Effect of exchange rate changes on cash and cash equivalents	310	(554)
Net increase (decrease) in cash and cash equivalents	4,014	(9,110)
Cash and cash equivalents, beginning of year	9,792	18,902
Cash and cash equivalents, end of year	$13,806	$9,792
Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$1,162	$-
Cash paid for income taxes	$753	$1,107
Cash paid for operating leases	$1,557	$1,838
Cash paid for interest	$400	$19

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company developed its capabilities and honed its approaches progressively over the last 30 years creating high-quality data for many of the world’s most demanding information companies. Approximately eight years ago, the Company formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to its large-scale, human-intensive data operations. In 2019, the Company began packaging the capabilities that emerged from its R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights.

The Company’s historical core competency in high-quality data, combined with these R&D efforts in applied AI, created the foundation for the evolution of the Company’s offerings, which include AI Data Preparation, AI Model Deployment and Integration, and AI-Enabled Industry Platforms.

AI Data Preparation

For several of the world’s large technology companies, the Company supports their efforts at building generative AI foundation models. For these companies, the Company provides or is poised to provide a range of scaled data solutions and services. The Company’s scaled data solutions include providing instruction data sets for fine-tuning LLMs to understand prompts, to accept instruction, to converse, to apparently reason, and to perform the myriad of incredible feats that many of us have now experienced. The Company also provides reinforcement learning and reward modeling, services which are critical to provide the guardrails against toxic, bias and harmful responses, and model evaluation services.

For social media companies, robotics companies, financial services companies, and many others, the Company collects or creates training data, annotates training data, and trains AI algorithms for working with images, text, video, audio, code and sensor data.

The Company utilizes a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, the Company uses its proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. The Company’s proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations the Company has conceived of in the course of its 30-year history of creating high-quality data.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

For the Company’s customers that provide products and solutions that require intensive text data processing and analytics, in addition to deploying and integrating AI models, the Company often provides a range of data engineering support services including data transformation, data curation, data hygiene, data consolidation, data extraction, data compliance, and master data management.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Use of Estimates - In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for doubtful accounts and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company considers U.S. GAAP criteria for determining whether to report gross revenue as a principal versus net revenue as an agent. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement.

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying consolidated balance sheets are contract acquisition costs amounting to $0.8 million for each of the years ended December 31, 2023 and 2022. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom pound sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2023 and December 31, 2022 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses (gains) resulting from such translations of approximately $0.4 million and ($1.3) million for the years ended December 31, 2023 and 2022, respectively.

The functional currency for the Company’s subsidiary in Germany is the Euro. The functional currencies for the Company’s Agility subsidiaries in the United Kingdom and Canada are the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive loss.

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs. The total notional value of designated outstanding foreign currency forward contracts was $10.5 million and $14.2 million as of December 31, 2023 and 2022, respectively.

Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Short term Investments-other - For financial statement purposes, the Company considers investments made in time deposits and treasury bills having an original maturity of more than three months but less than one year from the balance sheet date under short term investments.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2023, the Company had cash and cash equivalents of $13.8 million, of which $6.5 million was held by its foreign subsidiaries and $7.3 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable - Accounts receivable is generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness.

We record an allowance for credit losses for estimated losses resulting from the failure of our customers to make the required payments and provisions for billing adjustments relating to quality issues on delivered services. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress as of December 31, 2023 and 2022 were $3.5 million and $2.8 million, respectively. The cumulative completed capitalized developed software as of December 31, 2023 and 2022 was $15.2 million and $11.8 million, respectively.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2023 for impairment. The impairment test involves estimating the fair value based on a combination of income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The Company concluded that there is no impairment of goodwill for the Agility segment.

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

Accounting for Leases - Accounting Standards for Codifications (ASC 842 “Accounting for Leases”) requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. The Company recognizes a right-of-use asset and corresponding lease liability for all its operating leases. See Note 9, Operating Leases.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. As of December 31, 2023, all of the Company’s leases are classified under operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value at the grant date. The stock-based compensation expense is recognized over the requisite service period. The fair value of stock option grants is determined using the Black-Scholes option-pricing model and the fair value of restricted stock units is determined using the Binomial option pricing model. For restricted stock units which are time vested, the fair value is determined based on the grant date fair value.

The stock-based compensation expense related to the Company’s stock plans were allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022
Direct operating costs	$294	$214
Selling and administrative expenses	3,733	3,069
Total stock-based compensation	$4,027	$3,283

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2023 and 2022, because of the relatively short maturity of these instruments. See Note 16, Derivatives.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Included in Accrued expenses and other on the accompanying consolidated balance sheets is deferred revenue amounting to $3.5 million and $4.4 million as of December 31, 2023 and 2022, respectively. We expect to recognize substantially all of these performance obligations over the next 12 months.

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the years ended December 31, 2023 and 2022, respectively (in thousands):

	December 31,
	2023	2022
Balance at January 1	$4,366	$4,509
Net deferred revenue in the period	21,619	29,756
Revenue recognized	(22,586)	(29,618)
Currency translations and other adjustments	124	(281)
Balance at December 31	$3,523	$4,366

Recent Accounting Pronouncements - On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures,”. The ASU’s effective date is for fiscal years beginning after December 15, 2023. The adoption of the ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss. The Company does not expect any significant impact from the adoption of this standard.

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU’s effective date is for fiscal years beginning after December 15, 2024. The adoption of the ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not expect any significant impact from the adoption of this standard.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

2.          Short Term Investments - other

Short-term investments include investments made by the Company in treasury bills and certificates of deposit which are considered as highly liquid investments having an original maturity period of more than three months but less than one year from the balance sheet date.

	December 31,
	2023	2022

Treasury bills	$-	$494
Certificates of deposit	14	13

Total	$14	$507

3.           Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2023	2022
Gross Accounts receivable	$15,505	$10,741
Allowance for doubtful accounts	(1,217)	(1,213)
Accounts receivable, net	$14,288	$9,528

As of January 1, 2023 the Company has adopted ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”, and based on the Company’s assessment there was no impact on the financial statements or other related disclosures. The basis of allowance for doubtful accounts is further elaborated in Note 1, “Critical Accounting Policies and Estimates” to the consolidated financial statements.

Activity in the allowance for the credit losses for the year ended December 31, 2023 was as follows (in thousands):

For the Year Ended
December 31, 2023
Balance at January 1, 2023	$1,213
Additions charged to expense	426
Write-offs against allowance	(426)
Foreign currency translation adjustment	4
Balance at December 31, 2023	$1,217

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

4.          Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2023	2022
Equipment	$11,315	$12,391
Computer software	4,465	4,447
Furniture and equipment	1,128	1,163
Leasehold improvements	2,547	2,554
Capital work-in-progress	434	-
Total	19,889	20,555
Less: accumulated depreciation and amortization	(17,608)	(18,044)
	$2,281	$2,511

The estimated useful lives of the property and equipment range between two years and ten years. Depreciation and amortization expense of property and equipment were approximately $1.2 million for each of the years ended December 31, 2023 and 2022, respectively.

5.           Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2023 were as follows (in thousands):

Balance - January 1, 2023	$2,038
Foreign currency translation adjustment	37
Balance - December 31, 2023	$2,075

As of September 30, 2023 the Company performed its annual goodwill impairment analysis on the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profit and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approaches using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million and $2.0 million as of December 31, 2023, and 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	December 31, 2023
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,640)	$7	$366
Customer relationships	2,096	(1,645)	10	461
Trademarks and tradenames	852	(774)	2	80
Patents	43	(40)	-	3
Media Contact Database	3,492	(2,621)	16	887
Total Acquired Intangible Assets	$9,482	$(7,720)	$35	$1,797

Capitalized Developed Software
Capitalized Developed Software	$15,216	$(6,862)	$138	$8,492
Capitalized Developed Software - in Progress	3,480	-	(11)	3,469
Total Capitalized Developed Software	$18,696	$(6,862)	$127	$11,961

Total	$28,178	$(14,582)	$162	$13,758

	December 31, 2022
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$3,169	$(2,468)	$(43)	$658
Customer relationships	2,228	(1,560)	(42)	626
Trademarks and tradenames	880	(740)	(8)	132
Patents	45	(38)	1	8
Media Contact Database	3,648	(2,358)	(68)	1,222
Total Acquired Intangible Assets	$9,970	$(7,164)	$(160)	$2,646

Capitalized Developed Software
Capitalized Developed Software	$11,845	$(4,398)	$(348)	$7,099
Capitalized Developed Software - in Progress	2,787	-	(6)	2,781
Total Capitalized Developed Software	$14,632	$(4,398)	$(354)	$9,880

Total	$24,602	$(11,562)	$(514)	$12,526

Amortization expense relating to acquired intangible assets was approximately $0.9 million for each of the years ended December 31, 2023 and 2022, respectively.

Amortization expense relating to capitalized developed software was approximately $2.7 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Estimated annual amortization expense for intangible assets subsequent to December 31, 2023 is as follows (in thousands):

Year	Amortization
2024	$4,929
2025	3,976
2026	2,704
2027	739
2028	597
Thereafter	813
$13,758

6.           Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Current income tax expense (benefit):
Foreign	$1,181	$1,131
Federal	120	144
State and local	3	30
	1,304	1,305
Deferred income tax expense (benefit):
Foreign	(286)	207
Federal	10	10
State and local	-	-
	(276)	217
Provision for income taxes	$1,028	$1,522

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is summarized as follows:

	2023	2022
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
Change in valuation allowance	578.6	36.9
Tax effects of foreign operations	562.6	2.5
Section 162 (m)	452.0	-
Return to provision true up	264.4	0.3
Increase in unrecognized tax benefits (ASC 740)	199.6	0.7
Withholding tax	106.6	-
Foreign operations permanent differences - foreign exchange gains and losses	76.9	1.1
State income tax net of federal benefit	0.1	0.2
Research and development credit	(67.3)	-
Foreign rate differential	(102.5)	(4.7)
Deemed interest	(149.2)	(1.9)
Tax effect of intercompany settlement	(234.0)	-
Effect of stock-based compensation	(961.6)	(0.3)
Other	(7.6)	0.7
Effective tax rate	739.6%	14.5%

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Allowances not currently deductible	$283	$301
Depreciation and amortization	58	9
Equity compensation not currently deductible	2,098	1,579
Net operating loss carryforwards	10,514	10,758
Research and development credits	452	362
Expenses not deductible until paid	1,972	1,694
Other	133	(220)
Total gross deferred income tax assets before valuation allowance	15,510	14,483
Valuation allowance	(13,769)	(13,008)
Deferred income tax assets, net	1,741	1,475

Deferred income tax liabilities:
Other	(22)	(65)
Total deferred income tax liabilities	(22)	(65)

Net deferred income tax assets	$1,719	$1,410

Net deferred income tax assets	$1,741	$1,475
Net deferred income tax liability	(22)	(65)

Net deferred income tax assets	$1,719	$1,410

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2023, the Company continues to maintain a valuation allowance on all of the Company’s United States, Canadian, German and United Kingdom subsidiaries’ deferred tax assets.

The Company maintained a valuation allowance of approximately $13.8 million and $13.0 million as of December 31, 2023 and 2022, respectively. The valuation allowance relates to the United States, and the Company’s Canadian, German and the United Kingdom subsidiaries’ deferred tax assets. The net change in the total valuation allowance was an increase of $0.8 million and $3.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Despite the access to the overseas earnings and the resulting toll charge, the Company intends to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $50.4 million at December 31, 2023. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

United States and foreign components of loss before provision for income taxes for each of the years ended December 31, were as follows (in thousands):

	2023	2022
United States	$2,025	$(4,023)
Foreign	(1,886)	(6,460)
Totals	$139	$(10,483)

At December 31, 2023, the Company had available U.S. federal net operating loss (NOL) carryforwards of approximately $21.2 million and recognized research and development credits of approximately $0.1 million. These NOL carryforwards expire at various times from the year 2032 through the year 2035 and the research and development credit expires in 2043. The potential benefits from these balances have not been recognized for financial statement purposes.

Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years’ taxable income or for the NOL to be carried forward indefinitely to offset 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were issued, the state NOL carryforwards, if not utilized, will expire beginning in 2032.

On December 31, 2023, the Company’s Canadian subsidiaries had available Canadian NOL carryforwards of approximately $27.0 million that will begin to expire in 2036 and research and development credits of approximately $1.4 million that have no expiry. The potential benefits from these balances have not been recognized for financial statement purposes.

On December 31, 2023, the Company’s German and the United Kingdom subsidiaries had available NOL carryforwards of approximately $1.7 million. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company had reserves for uncertain tax positions of $1.9 million and $1.7 million as of December 31, 2023, and 2022, respectively, where the ultimate tax determination is uncertain due to complexities of tax laws. The increase in unrecognized tax benefits resulted from additional accruals for the current tax year. The Company expects that unrecognized tax benefits as of December 31, 2023 and December 31, 2022, if recognized, would have a material impact on the Company’s effective tax rate.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open tax years for U.S. Federal and state taxes from 2019 through 2023. Various foreign subsidiaries have open tax years from 2005 through 2022, some of which are under audit by local tax authorities. The Company believes that its accruals for uncertain tax positions as of December 31, 2023 under ASC 740, Income Taxes are adequate to cover the Company’s income tax exposures.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (in thousands):

	Unrecognized Tax
	Benefits
	December 31,
	2023	2022
Balance at January 1	$1,680	$1,753
Decrease for prior year tax positions	(68)	(290)
Increase for current year tax positions	247	311
Interest accrual	97	67
Foreign currency remeasurement	(14)	(161)
Balance at December 31	$1,942	$1,680

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company contested this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal and in January 2024 the Customs, Excise and Service Tax Appellate Tribunal ruled in the Company’s favor. In the event the Service Tax Department appeals this ruling and is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenues of the Company’s Indian subsidiary during this period was approximately $56.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

Substantial recovery against the Company in the above referenced 2015 Service Tax Department case could have a material adverse impact on the Company, and unfavorable rulings or recoveries in other tax proceedings could have a material adverse impact on the consolidated operating results of the period (and subsequent periods) in which the rulings or recovery occurs.

7.           Long-term obligations

Total long-term obligations as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022

Pension obligations - accrued pension liability	$7,128	$5,906
Settlement agreement	-	50
Microsoft licenses (1)	911	-
	8,039	5,956
Less: Current portion of long-term obligations	1,261	877
Totals	$6,778	$5,079

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, officers and certain employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain customers pursuant to which the Company has agreed to indemnify the customer for certain specified and limited claims under such contract. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2023, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

9.           Operating Leases

The Company has various lease agreements for its offices and service delivery centers. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases.

These lease agreements are for terms ranging from three to eleven years and, in most cases, provide for rental escalations ranging from 1.75% to 15%. Most of these agreements are renewable at the mutual consent of the parties to the contract.

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

The table below summarizes the amounts recognized in the financial statements related to operating leases for the years presented (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022

Rent expense for long-term operating leases	$1,252	$1,336
Rent expense for short-term leases	305	502
Total rent expense	$1,557	$1,838

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2023 (in thousands):

Year	Amount

2024	$1,292
2025	1,316
2026	1,348
2027	1,344
2028	965
2029 and thereafter	869
Total lease payments	7,134
Less: Interest	(1,651)
Net present value of lease liabilities	$5,483

Current portion	$782
Long-term portion	4,701
Total	$5,483

The weighted average remaining lease terms and discount rates for all of our operating leases as of December 31, 2023 were as follows:

Weighted-average lease term remaining	63 months
Weighted-average discount rate	9.45%

10.        Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the years ended December 31, 2023 and 2022, the Company did not make any matching contributions.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2023, these plans were unfunded. Pension expense for our foreign subsidiaries totaled approximately $1.2 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following tables set out the status of the non-U.S. pension benefits and the amounts recognized in the Company’s consolidated financial statements and the components of pension costs for the years ended December 31, 2023 and 2022 were as follows (in thousands):

Benefit Obligations:

	2023	2022

Projected benefit obligation at beginning of the year	$5,906	$6,839
Service cost	568	592
Interest cost	478	352
Actuarial loss (gain)	324	(713)
Foreign currency exchange rates changes	54	(862)
Curtailment	-	(48)
Benefits paid	(202)	(254)
Projected benefit obligation at end of the year	$7,128	$5,906

The Company incurred an actuarial loss of $0.3 million for the year ended December 31, 2023, and an actuarial gain of $0.7 million for the year ended December 31, 2022. This was mainly due to changes in the discount rates used. Actuarial (gains) losses are recorded as part of other comprehensive income and are not reflected as part of net periodic pension cost.

Components of Net Periodic Pension Cost:

	2023	2022

Service cost	$568	$592
Interest cost	478	352
Curtailment	-	(16)
Actuarial loss recognized	147	210
Net periodic pension cost	$1,193	$1,138

The accumulated benefit obligation, which represents benefits earned to date, was approximately $3.9 million and $3.2 million for each of the years ended December 31, 2023 and 2022.

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022

Current accrued benefit cost	$880	$828
Non-current accrued benefit cost	6,248	5,078
Total amount recognized	$7,128	$5,906

Current accrued benefit cost for pension benefits was included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits was included in long-term obligations, net of current portion, in the consolidated balance sheets.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The assumptions for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022

Discount rate	6.73%-12.8%	5.13%-20%
Rate of increase in compensation level	7.5%-14.5%	7.5%-20%

Estimated Future Benefit Payments:

As of December 31, 2023, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid (in thousands):

Year	Amount

2024	$889
2025	431
2026	267
2027	749
2028	175
2029 to 2032	5,108
$7,619

11.        Capital Stock

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

Common Stock Reserved - As of December 31, 2023, the Company had available for future issuance 1,981,406 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In July 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. There were no share repurchases in the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company repurchased 1.5 million shares of its common stock under the July 2019 authorization with a value of $1.8 million.

12.        Stock Options

The Innodata Inc. 2013 Stock Plan (as amended, the “2013 Plan”) expired in accordance with its terms on June 3, 2023. Pursuant to the terms of the 2013 Plan, no further awards may be granted under the 2013 Plan following its expiration. As of December 31, 2023, there were 5,567,966 shares of our common stock underlying outstanding options or rights under the 2013 Plan. Outstanding awards made under the 2013 Plan prior to the 2013 Plan’s expiration will remain in effect until such awards have been satisfied or terminated in accordance with the terms of the 2013 Plan and such awards.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Years Ended December 31,
	2023	2022

Weighted average fair value of options granted	$2.56	$2.67
Risk-free interest rate	4.34%	1.94% - 4.09%
Expected term (years)	6.0	3-6.42
Expected volatility factor	75.35%	62%-79%
Expected dividends	None	None

The Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The expected term of options granted is based on a combination of vesting schedules, term of the options and historical experience. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its capital stock.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Stock Options

2013 Plan

A summary of stock option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the years ended December 31, 2023 and 2022 are presented below.

			Weighted-Average
		Weighted -Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Outstanding at January 1, 2022	5,536,896	$2.66
Granted	1,774,558	4.91
Exercised	(248,763)	1.34
Forfeited/Expired	(372,201)	6.55
Outstanding at December 31, 2022	6,690,490	$3.09	7.19	$5,989,709
Granted*	25,000	3.31
Exercised	(1,287,462)	2.37
Forfeited/Expired	(88,866)	6.27
Outstanding at December 31, 2023	5,339,162	$3.22	6.38	$28,640,009

Exercisable at December 31, 2023	3,475,780	$2.18	6.40	$22,237,334

Vested and Expected to Vest at December 31, 2023	5,339,162	$3.22	6.38	$28,640,009

* Includes 25,000 stock options granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

2021 Plan

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during each of the years ended December 31, 2023 and 2022 are presented below.

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding at January 1, 2022	-	$-
Granted	1,030,000	3.46
Exercised	-	-
Forfeited/Expired	(2,500)	3.41
Outstanding at December 31, 2022	1,027,500	$3.46	9.75	$-
Granted	3,000	13.05
Exercised	(63,595)	4.59
Forfeited/Expired	(43,334)	3.41
Outstanding at December 31, 2023	923,571	$3.41	8.76	$4,786,252

Exercisable at December 31, 2023	386,209	$3.34	8.74	$2,023,601

Vested and Expected to Vest at December 31, 2023	923,571	$3.41	8.76	$4,786,252

Restricted Stock Awards

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the years ended December 31, 2023 and 2022.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the years ended December 31, 2023 and 2022 are presented below:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value

Unvested at January 1, 2023	700,000	$5.59
Granted	49,756	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at December 31, 2023	749,756	$5.77

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

During the year ended December 31, 2023, a total of 49,756 restricted stock units (“RSUs”) were granted. 28,804 RSUs were granted to employees under the 2013 Plan, and 20,952 RSUs were granted to non-employee directors of the Company under the 2021 Plan. Vesting of the RSUs granted to employees is contingent on continuous employment by the employee for a 12-month period from the date of grant, and each fully vested RSU represents the right to receive one share of the Company’s common stock or the fair market value of one share of common stock, at the Company’s discretion, and is classified as an equity award. Vesting of the RSUs granted to the non-employee directors occurs on the earlier of (i) one year from the date of grant; or (ii) the date of the Company’s 2024 annual meeting of stockholders, and each fully vested RSU represents the right to receive one share of the Company’s common stock and is classified as an equity award.

The stock-based compensation expense is recognized on a straight-line basis over a period of 12 months. The fair value of restricted stock units is based on the closing price of the stock at the time of the grant.

Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value

Unvested at January 1, 2022	-	$-
Granted	700,000	5.59
Vested	-	-
Forfeited/Expired	-	-
Unvested at December 31, 2022	700,000	$5.59

During the year ended December 31, 2022, 700,000 performance-based RSUs were granted under the Equity Plans and remain non-vested as of December 31, 2023. Vesting of these RSUs is contingent on the achievement of certain financial performance goals and continuation of employment for a defined period. Each RSU vests pursuant to the vesting schedule found in the respective RSU agreement. The fair value of restricted stock units is estimated on the date of grant using the Binomial option pricing model.

The compensation cost related to non-vested stock options not yet recognized as of December 31, 2023 totaled approximately $3.5 million. The weighted-average period over which these costs will be recognized is 15 months.

The compensation cost related to non-vested restricted stock units not yet recognized as of December 31, 2023 totaled approximately $3.1 million. The weighted-average period over which these costs will be recognized is 14 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

13.         Comprehensive loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2023 and 2022, and reclassifications out of accumulated other comprehensive loss for the years then ended, are presented below (in thousands):

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income (loss) before reclassifications, net of taxes	(322)	185	407	270
Total other comprehensive loss before reclassifications, net of taxes	(408)	(180)	(1,250)	(1,838)
Net amount reclassified to earnings	(4)	221	-	217
Balance at December 31, 2023	$(412)	$41	$(1,250)	$(1,621)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2022	$(858)	$(353)	$(981)	$(2,192)
Other comprehensive income (loss) before reclassifications, net of taxes	561	(1,118)	(676)	(1,233)
Total other comprehensive loss before reclassifications, net of taxes	(297)	(1,471)	(1,657)	(3,425)
Net amount reclassified to earnings	211	1,106	-	1,317
Balance at December 31, 2022	$(86)	$(365)	$(1,657)	$(2,108)

Taxes related to each component of other comprehensive loss were not material for the fiscal years presented and therefore not disclosed separately.

All reclassifications out of accumulated other comprehensive loss had an impact on direct operating costs in the consolidated statements of operations and comprehensive loss.

14.         Segment reporting and concentrations

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The Agility segment provides an industry platform that provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news channels (print, web, radio and TV) and social media channels.

A significant portion of the Company’s revenues is generated from its locations in the Philippines, India, Sri Lanka, Canada, Germany, Israel, United States and the United Kingdom.

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For The Years Ended December 31,
	2023	2022
Revenues:
DDS	$61,576	$56,523
Synodex	7,511	7,105
Agility	17,688	15,373
Total Consolidated	$86,775	$79,001

Income (loss) before provision for income taxes(1):
DDS	$1,823	$1,393
Synodex	(299)	(3,213)
Agility	(1,385)	(8,663)
Total Consolidated	$139	$(10,483)

Income (loss) before provision for income taxes(2):
DDS	$1,260	$716
Synodex	219	(2,599)
Agility	(1,340)	(8,600)
Total Consolidated	$139	$(10,483)

	December 31, 2023	December 31, 2022
Total assets:
DDS	$37,232	$25,758
Synodex	3,379	3,270
Agility	18,820	19,014
Total Consolidated	$59,431	$48,042

	December 31, 2023	December 31, 2022
Goodwill:
Agility	$2,075	$2,038
Total	$2,075	$2,038

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Long-lived assets as of December 31, 2023 and 2022 by geographic region were comprised of (in thousands):

	2023	2022
United States	$9,101	$7,205
Foreign countries:
Canada	7,328	7,675
United Kingdom	1,028	1,198
Philippines	3,484	3,682
India	1,791	1,195
Sri Lanka	423	426
Israel	13	3
Total foreign	14,067	14,179
Totals	$23,168	$21,384

Long-lived assets include the unamortized balance of right-of-use assets amounting to $5.1 million and $4.3 million as of December 31, 2023 and December 31, 2022, respectively.

One customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. Another customer in the DDS segment generated approximately 11% of the Company’s total revenues in the fiscal year ended December 31, 2022. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2023 and 2022, revenues from non-U.S. customers accounted for 37% and 38%, respectively, of the Company’s revenues.

Revenues for each of the two years in the period ended December 31, 2023 and 2022 by geographic region (determined based upon customer domicile), were as follows (in thousands):

	2023	2022
United States	$54,430	$48,724
United Kingdom	10,766	10,901
The Netherlands	7,291	6,829
Canada	7,156	5,508
Others - principally Europe	7,132	7,039
Totals	$86,775	$79,001

As of December 31, 2023, approximately 31% of the Company’s accounts receivable was due from foreign (principally European) customers and 53% of accounts receivable was due from three customers. As of December 31, 2022, approximately 44% of the Company’s accounts receivable was due from foreign (principally European) customers and 45% of accounts receivable was due from four customers. No other customer accounted for 10% or more of the accounts receivable as of December 31, 2023 and 2022.

15.             Loss per Share

	For the Years Ended
	December 31,
	2023	2022
Net loss attributable to Innodata Inc. and Subsidiaries	$908	$11,935
Weighted average common shares outstanding	28,131	27,278
Dilutive effect of outstanding options	-	-
Adjusted for dilutive computation	28,131	27,278

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Options to purchase 6.3 million shares of common stock for the year ended December 31, 2023 were outstanding but not included in the computation of diluted loss per share because the effect would be antidilutive.

Options to purchase 5.3 million shares of common stock for the year ended December 31, 2022 were outstanding but not included in the computation of diluted loss per share because the exercise price of the options were greater than the average market price of the common shares and therefore have not been considered as potential equity shares.

16.        Derivatives

The Company conducts a large portion of its operations in international markets which subject it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate revenues are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka and Israel.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $10.5 million and $14.2 million as of December 31, 2023 and 2022, respectively.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	Balance Sheet Location	Fair Value
		2023	2022
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$-	$365
Foreign currency forward contracts	Prepaid expenses and other current assets	$41	$-

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Net gain (loss) recognized in OCI(1)	$185	$(1,118)
Net loss reclassified from accumulated OCI into income(2)	$(221)	$(1,106)
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

17.          Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of December 31, 2023, such borrowing base calculation equaled approximately $10.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2023. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company has not utilized the Revolving Credit Facility during the year ended December 31, 2023 and through the date of filing of this Report.

18.        Subsequent Event

On February 21, 2024, a putative class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers (D’Agostino v. Innodata Inc., et al., Case Number 2:24-CV-00971 (the “D’Agostino Complaint”). The D’Agostino Complaint asserts claims against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The D’Agostino Complaint alleges that defendants made materially false and misleading statements related to its AI business and development and related financial results, growth, and prospects. The D’Agostino Complaint seeks unspecified compensatory and punitive damages, costs, attorneys’ fees, and other unspecified relief. The Company intends to defend against the D’Agostino Complaint vigorously.

Exhibit Index update

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

10.16

Credit Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.1 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023)

Filed as Exhibit 10.1 to Form 10-Q dated May 11, 2023

10.17

Security Agreement, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as grantors, and Wells Fargo Bank, National Association, as secured party (incorporated herein by reference to Exhibit 10.2 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023)

Filed as Exhibit 10.1 to Form 10-Q dated May 11, 2023

10.18

Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.3 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

Filed as Exhibit 10.1 to Form 10-Q dated May 11, 2023

10.19

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

Filed as Exhibit 10.1 to Form 10-Q dated November 2, 2023

10.20	Form of Innodata Inc. 2021 Equity Compensation Plan Restricted Stock Option Award Agreement for Directors*	Filed herewith

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of BDO India LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Innodata Inc. Compensation Recoupment Policy	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T:	Filed herewith
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