Form 10-Q
period 2024-03-31
INNODATA INC
filed 2024-05-08
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 1, 2024 was 28,752,874.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2024

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$18,975	$13,806
Short term investments – other	14	14
Accounts receivable, net of allowance for credit losses	14,064	14,288
Prepaid expenses and other current assets	3,820	3,969
Total current assets	36,873	32,077
Property and equipment, net	2,137	2,281
Right-of-use-asset, net	4,815	5,054
Other assets	2,018	2,445
Deferred income taxes, net	1,848	1,741
Intangibles, net	13,825	13,758
Goodwill	2,056	2,075
Total assets	$63,572	$59,431

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,091	$2,662
Accrued expenses	3,185	3,060
Accrued salaries, wages and related benefits	7,302	7,799
Deferred revenues	6,668	3,523
Income and other taxes	4,056	3,848
Long-term obligations - current portion	1,160	1,261
Operating lease liability - current portion	804	782
Total current liabilities	25,266	22,935
Deferred income taxes, net	84	22
Long-term obligations, net of current portion	6,899	6,778
Operating lease liability, net of current portion	4,469	4,701
Total liabilities	36,718	34,436
Commitments and contingencies	-	-
Non-controlling interests	(707)	(708)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 31,937,000 shares issued and 28,753,000 outstanding at March 31, 2024 and December 31, 2023	320	320
Additional paid-in capital	44,186	43,152
Deficit	(8,694)	(9,683)
Accumulated other comprehensive loss	(1,786)	(1,621)
	34,026	32,168
Less: treasury stock, 3,184,000 shares at March 31, 2024 and December 31, 2023, at cost	(6,465)	(6,465)
Total stockholders’ equity	27,561	25,703
Total liabilities, non-controlling interests and stockholders’ equity	$63,572	$59,431

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$26,504	$18,839
Direct operating costs	16,869	12,874
Selling and administrative expenses	8,305	7,797
Interest (income) expense, net	(84)	63
	25,090	20,734
Income (loss) before provision for income taxes	1,414	(1,895)

Provision for income taxes	424	218
Consolidated net income (loss)	990	(2,113)
Income attributable to non-controlling interests	1	3
Net Income (loss) attributable to Innodata Inc. and Subsidiaries	$989	$(2,116)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)

Weighted average shares outstanding:
Basic	28,753	27,460
Diluted	32,239	27,460

Comprehensive Income (Loss):
Consolidated net income (loss)	$990	$(2,113)
Pension liability adjustment, net of taxes	(1)	(5)
Foreign currency translation adjustment	(130)	60
Change in fair value of derivatives, net of taxes	(34)	423
Other comprehensive income (loss)	(165)	478
Total comprehensive income (loss)	825	(1,635)
Comprehensive income attributed to non-controlling interest	1	3
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$824	$(1,638)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net income (loss)	$990	$(2,113)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,266	1,091
Stock-based compensation	1,034	962
Deferred income taxes	(54)	(94)
Pension cost	309	253
Changes in operating assets and liabilities:
Accounts receivable	137	1,149
Prepaid expenses and other current assets	86	158
Other assets	426	21
Accounts payable and accrued expenses	(307)	(431)
Deferred revenues	3,145	(177)
Accrued salaries, wages and related benefits	(490)	627
Income and other taxes	225	338
Net cash provided by operating activities	6,767	1,784

Cash flows from investing activities:
Capital expenditures	(1,339)	(1,702)
Purchase of short term investments - others	-	(5)
Net cash used in investing activities	(1,339)	(1,707)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	321
Payment of long-term obligations	(291)	(70)
Net cash provided by (used in) financing activities	(291)	251

Effect of exchange rate changes on cash and cash equivalents	32	210

Net increase in cash and cash equivalents	5,169	538

Cash and cash equivalents, beginning of period	13,806	9,792
Cash and cash equivalents, end of period	$18,975	$10,330

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$155	$24
Cash paid for operating leases	$361	$404
Cash paid for interest	$68	$92

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2024	31,937	320	43,152	(9,683)	(1,621)	(3,184)	(6,465)	25,703
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	989	-	-	-	989
Stock-based compensation	-	-	1,034	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$27,561

January 1, 2023	30,589	306	35,815	(8,775)	(2,108)	(3,184)	(6,465)	18,773
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	$307	$37,097	$(10,891)	$(1,630)	(3,184)	$(6,465)	$18,418

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of  Innodata Inc. (including its subsidiaries, the “Company”) as of  March 31, 2024 and December 31, 2023, the results of its operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and stockholders’ equity for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2023.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for credit losses and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.9 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom pound sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2024 and December 31, 2023 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses resulting from such transactions of approximately $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The functional currency for the Company’s subsidiary in Germany is the Euro. The functional currencies for the Company’s Agility subsidiaries in the United Kingdom and Canada are the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income or loss in stockholders’ equity.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress as of March 31, 2024 and December 31, 2023 were $4.0 million and $3.5 million, respectively. The cumulative completed capitalized developed software as of March 31, 2024 and December 31, 2023 were $16.1 million and $15.2 million, respectively.

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Deferred revenue amounted to $6.7 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively, on the accompanying condensed consolidated balance sheets. We expect to recognize substantially all of these performance obligations over the next 12 months.

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance as of March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Balance at January 1	$3,523	$4,366
Net deferred revenue in the period	14,748	2,585
Revenue recognized	(11,523)	(2,744)
Currency translations and other adjustments	(80)	(18)
Balance at March 31	$6,668	$4,189

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements - On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The effective date of ASU 2023-07 is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss. The Company does not expect any significant impact from the adoption of this standard.

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The effective date of ASU 2023-09 is for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not expect any significant impact from the adoption of this standard.

2.Short Term Investments – other

Short-term investments include investments made by the Company in certificates of deposit which are considered as highly liquid investments having an original maturity period of more than three months but less than one year from the balance sheet date (in thousands).

	March 31,	December 31,
	2024	2023
Certificates of deposit	$14	$14
Total	$14	$14

3.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Gross Accounts receivable	$15,289	$15,505
Allowance for credit losses	(1,225)	(1,217)
Accounts receivable, net	$14,064	$14,288

Activity in the allowance for the credit losses for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	March 31,
	2024	2023
Balance at January 1	$1,217	$1,213
Additions charged to expense	15	180
Write-offs against allowance	(7)	(230)
Foreign currency translation adjustment	-	3
Balance at March 31	$1,225	$1,166

4.Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2024 was as follows (in thousands):

Balance - January 1, 2024	$2,075
Foreign currency translation adjustment	(19)
Balance - March 31, 2024	$2,056

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million as of March 31, 2024 and December 31, 2023.

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	March 31, 2024
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,770)	$(2)	$288
Customer relationships	2,144	(1,726)	(10)	408
Trademarks and tradenames	862	(796)	-	66
Patents	44	(42)	(1)	1
Media Contact Database	3,546	(2,748)	-	798
Total Acquired Intangible Assets	$9,656	$(8,082)	$(13)	$1,561

Capitalized Developed Software
Capitalized Developed Software	$16,114	$(7,719)	$(128)	$8,267
Capitalized Developed Software - in Progress	3,997	-	-	3,997
Total Capitalized Developed Software	$20,111	$(7,719)	$(128)	$12,264

Total	$29,767	$(15,801)	$(141)	$13,825

	December 31, 2023
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,640)	$7	$366
Customer relationships	2,096	(1,645)	10	461
Trademarks and tradenames	852	(774)	2	80
Patents	43	(40)	-	3
Media Contact Database	3,492	(2,621)	16	887
Total Acquired Intangible Assets	$9,482	$(7,720)	$35	$1,797

Capitalized Developed Software
Capitalized Developed Software	$15,216	$(6,862)	$138	$8,492
Capitalized Developed Software - in Progress	3,480	-	(11)	3,469
Total Capitalized Developed Software	$18,696	$(6,862)	$127	$11,961

Total	$28,178	$(14,582)	$162	$13,758

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended March 31, 2024 and 2023.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense relating to capitalized developed software was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2024	$4,250
2025	4,335
2026	3,071
2027	821
2028	640
Thereafter	708
$13,825

5.Income Taxes

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. The estimated annual effective tax rate applied to the three month period ended March 31, 2024, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), provision on uncertain tax positions, true up adjustment on prior year tax provision and other net increases, offset in part by a reduction in the valuation allowance and foreign exchange gains and losses.

The reconciliations of the U.S. statutory rate with the Company’s effective tax rate for the three months ended March 31, 2024 and 2023, respectively, are summarized in the table below:

	For the Three Months
	Ended March 31,
	2024	2023
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
GILTI provisions	11.8	-
Increase in unrecognized tax benefits (ASC 740)	6.1	3.4
Return to provision true up	5.1	(0.4)
Tax effects of foreign operations	2.4	3.8
Withholding tax	2.0	-
State income tax net of federal benefit	0.7	0.3
Effect of stock - based compensation	0.7	(1.4)
Foreign rate differential	0.5	0.9
Deemed interest	(2.7)	(4.6)
Foreign operations permanent differences - foreign exchange gains and losses	(7.9)	3.5
Change in valuation allowance	(10.4)	23.8
Other	0.7	3.2
Effective tax rate	30.0%	11.5%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2024 (in thousands):

Unrecognized
Tax Benefits
Balance at January 1, 2024	$1,942
Increase for current period tax positions	60
Interest accrual	27
Foreign currency remeasurement	(8)
Balance at March 31, 2024	$2,021

The Company expects that unrecognized tax benefits as of March 31, 2024, if recognized, would have a material impact on the Company’s effective tax rate.

Tax Assessments

In September 2015, the Company’s Indian subsidiary was subject to an inquiry by the Service Tax Department in India regarding the classification of services provided by this subsidiary, asserting that the services provided by this subsidiary fall under the category of online information and database access or retrieval services (OID Services), and not under the category of business support services (BS Services) that are exempt from service tax as historically indicated in the subsidiary’s service tax filings. The Company disagrees with the Service Tax Department’s position. In November 2019, the Commissioner of Central Tax, GST & Central Excise issued an order confirming the Service Tax Department’s position. The Company contested this order in an appeal to the Customs, Excise and Service Tax Appellate Tribunal and in January 2024 the Customs, Excise and Service Tax Appellate Tribunal (CESTAT) ruled in the Company’s favor. In the event the Service Tax Department appeals this ruling and is ultimately successful in proving that the services fall under the category of OID Services, the revenues earned by the Company’s Indian subsidiary for the period July 2012 through November 2016 would be subject to a service tax of between 12.36% and 15%, and this subsidiary may also be liable for interest and penalties. The revenues of the Company’s Indian subsidiary during this period was approximately $56.0 million. In accordance with new rules promulgated by the Service Tax Department, as of December 1, 2016 service tax is no longer applicable to OID or BS Services. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

In a separate action relating to service tax refunds, in October 2016, the Company’s Indian subsidiary received notices from the Indian Service Tax Department in India seeking to reverse service tax refunds of approximately $120,000 previously granted to the Company’s Indian subsidiary for three quarters in 2014, asserting that the services provided by this subsidiary fall under the category of OID Services and not BS Services. The appeal was determined in favor of the Service Tax Department. The Company disagrees with the basis of this decision and is contesting it. The Company expects delays in its Indian subsidiary receiving further service tax refunds until this matter is adjudicated with finality, and currently has service tax credits of approximately $0.8 million recorded as a receivable. Based on the Company’s assessment in consultation with the Company’s tax counsel, the Company has not recorded any tax liability for this case.

Substantial recovery against the Company in the above referenced 2015 Service Tax Department case could have a material adverse impact on the Company, and unfavorable rulings or recoveries in other tax proceedings could have a material adverse impact on the condensed consolidated operating results of the period (and subsequent periods) in which the rulings or recovery occurs.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.Operating Leases

The Company has various lease agreements for its offices and service delivery centers and has determined that the risks and benefits related to these leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. Lease agreements with a term of less than one year are treated as short-term leases and are accounted for separately as shown in the table below.

Most of these lease agreements are renewable at the mutual consent of the parties to the contract. These lease agreements are for terms ranging from three to eleven years and, in most cases, provide for rent escalations ranging from 1.75% to 15%.

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Rent expense for long-term operating leases	$314	$309
Rent expense for short-term leases	47	95
Total rent expense	$361	$404

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2024 (in thousands):

Year	Amount
2024	$966
2025	1,307
2026	1,338
2027	1,336
2028	964
2029 and thereafter	871
Total lease payments	6,782
Less: Interest	(1,509)
Net present value of lease liabilities	$5,273

Current portion	$804
Long-term portion	4,469
Total	$5,273

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2024 were as follows:

Weighted-average lease term remaining	60 months
Weighted-average discount rate	9.39%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.Long-term obligations

Total long-term obligations as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Pension obligations - accrued pension liability	$7,341	$7,128
Microsoft licenses (1)	718	911
	8,059	8,039
Less: Current portion of long-term obligations	1,160	1,261
Totals	$6,899	$6,778

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

On February 21, 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). The Securities Class Action complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

9.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the  Equity Plans were allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Direct operating costs	$84	$63
Selling and administrative expenses	950	899
Total stock-based compensation	$1,034	$962

Stock Options

2013 Plan

A summary of option activity under the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and changes during each of the three-month periods ended March 31, 2024 and 2023 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(2,334)	6.96	-	-
Outstanding at March 31, 2024	5,336,828	$3.21	6.13	$18,364,840

Exercisable at March 31, 2024	3,552,030	$2.28	5.22	$15,528,015

Vested and Expected to Vest at March 31, 2024	5,336,828	$3.21	6.13	$18,364,840

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09	7.19	$5,989,709
Granted*	25,000	3.31	-	-
Exercised	(148,167)	2.31	-	-
Forfeited/Expired	(64,666)	6.96	-	-
Outstanding at March 31, 2023	6,502,657	$3.07	6.94	$35,414,546

Exercisable at March 31, 2023	4,041,942	$2.03	5.87	$26,301,295

Vested and Expected to Vest at March 31, 2023	6,502,657	$3.07	6.94	$35,414,546

*Includes 25,000 stock granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”) and changes during the three-month periods ended March 31, 2024 and 2023 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(5,334)	3.41	-	-
Outstanding at March 31, 2024	918,237	$3.41	8.52	$2,946,506

Exercisable at March 31, 2024	386,209	$3.34	8.49	$1,258,907

Vested and Expected to Vest at March 31, 2024	918,237	$3.41	8.52	$2,946,506

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46	9.75	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(33,500)	3.41	-	-
Outstanding at March 31, 2023	994,000	$3.46	9.51	$5,051,370

Exercisable at March 31, 2023	31,250	$5.20	9.29	$104,500

Vested and Expected to Vest at March 31, 2023	994,000	$3.46	9.51	$5,051,370

There were no options granted or exercised during the three months ended March 31, 2024.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Three Months Ended March 31,
	2024	2023
Weighted average fair value of options granted	$-	$1.79
Risk-free interest rate	-	3.88%
Expected term (years)	-	3.0
Expected volatility factor	-	79.95%
Expected dividends	-	-

The compensation cost related to non-vested stock options not yet recognized as of March 31, 2024 totaled approximately $2.7 million. The weighted-average period over which these costs will be recognized is 13 months.

Restricted Stock Awards

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the three-month periods ended March 31, 2024 and 2023.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the three-month periods ended March 31, 2024 and 2023 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	-	-
Vested	-	-
Forfeited/Expired	(995)	8.29
Unvested at March 31, 2024	748,761	$5.78

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Unvested at March 31, 2023	700,000	$5.59

There were no restricted stock units granted during the three months ended March 31, 2024.

There were 227,809 and 520,952 outstanding restricted stock unit awards under the 2013 Plan and 2021 Plan, respectively, as of March 31, 2024.

The compensation cost related to non-vested restricted stock units not yet recognized as of March 31, 2024 totaled approximately $2.8 million. The weighted-average period over which these costs will be recognized is 11 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2024 and 2023, and reclassifications from accumulated other comprehensive loss for the three months then ended, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive loss before reclassifications, net of taxes	-	(13)	(130)	(143)
Total other comprehensive income (loss) before reclassifications, net of taxes	(412)	28	(1,380)	(1,764)
Net amount reclassified to earnings	(1)	(21)	-	(22)
Balance at March 31, 2024	$(413)	$7	$(1,380)	$(1,786)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income before reclassifications, net of taxes	-	242	60	302
Total other comprehensive loss before reclassifications, net of taxes	(86)	(123)	(1,597)	(1,806)
Net amount reclassified to earnings	(5)	181	-	176
Balance at March 31, 2023	$(91)	$58	$(1,597)	$(1,630)

Taxes related to each component of other comprehensive loss were not material for each of the three-month periods presented and therefore not disclosed separately.

All reclassifications from accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income (loss).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenues:
DDS	$19,705	$12,746
Synodex	1,871	1,865
Agility	4,928	4,228
Total Consolidated	$26,504	$18,839

Income (loss) before provision for income taxes(1):
DDS	$998	$(281)
Synodex	150	(111)
Agility	266	(1,503)
Total Consolidated	$1,414	$(1,895)

Income (loss) before provision for income taxes(2):
DDS	$848	$(423)
Synodex	276	14
Agility	290	(1,486)
Total Consolidated	$1,414	$(1,895)

	March 31, 2024	December 31, 2023
Total assets:
DDS	$40,329	$37,232
Synodex	3,612	3,379
Agility	19,631	18,820
Total Consolidated	$63,572	$59,431

	March 31, 2024	December 31, 2023
Goodwill:
Agility	$2,056	$2,075
Total	$2,056	$2,075

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

Revenues for the three-month periods ended March 31, 2024, and 2023 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
United States	$17,872	$11,409
United Kingdom	2,249	2,555
The Netherlands	2,039	1,723
Canada	2,226	1,438
Others - principally other European countries	2,118	1,714
Totals	$26,504	$18,839

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets as of March 31, 2024 and December 31, 2023 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2024	2023
United States	$9,384	$9,101

Foreign countries:
Canada	7,030	7,328
United Kingdom	975	1,028
Philippines	3,411	3,484
India	1,628	1,791
Sri Lanka	394	423
Israel	11	13
Total foreign	13,449	14,067
Totals	$22,833	$23,168

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.8 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively.

One customer in the DDS segment generated approximately 24% of the Company’s total revenues for the three months ended March 31, 2024. Two customers in the DDS segment each generated approximately 11% of the Company’s total revenues for the three months ended March 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2024 and 2023, revenues from non-U.S. customers accounted for 33% and 39% respectively, of the Company’s total revenues.

As of March 31, 2024, approximately 27% of the Company’s accounts receivable was due from foreign (principally European) customers and 35% of the Company’s accounts receivable was due from two customers. As of December 31, 2023, approximately 31% of the Company’s accounts receivable was due from foreign (principally European) customers and 53% of the Company’s accounts receivable was due from three customers. No other customer accounted for 10% or more of the accounts receivable as of March 31, 2024 and December 31, 2023.

12.Income (Loss) Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$989	$(2,116)
Weighted average common shares outstanding	28,753	27,460
Dilutive effect of outstanding options	3,486	-
Adjusted for dilutive computation	32,239	27,460

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

Options to purchase 3,000 shares of common stock for the three months ended March 31, 2024 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase 6.6 million shares of common stock for the three months ended March 31, 2023, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $9.6 million and $10.5 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Fair Value
		2024	2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$7	$41

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Net gain (loss) recognized in OCI(1)	$(13)	$242
Net (gain) loss reclassified from accumulated OCI into income(2)	$21	$(181)
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of March 31, 2024, such borrowing base calculation equaled approximately $9.2 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2024. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company has not utilized the Revolving Credit Facility during the three months ended March 31, 2024 and through the date of filing of this Report.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Quarterly Report on Form 10-Q (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, and financial condition. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” “possible,”or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts, including between Russia and the Ukraine, Hamas’ attack against Israel and the ensuing conflict and increased hostilities between Iran and Israel; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (DDS) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; continuing DDS segment revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; the Company’s ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time on our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part I, Item 1A. “Risk Factors”, “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2024 and in our other filings that we may make with the Securities and Exchange Commission.

In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

We undertake no obligation to update or review any guidance or other forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the U.S. federal securities laws.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Innodata Inc. and its subsidiaries and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements contained in Part I, Item 1. “Financial Statements” of this Report.

Business Overview

Innodata Inc. (Nasdaq: INOD) (including its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a leading data engineering company. Our mission is to help the world’s most prestigious companies deliver the promise of ethical, high-performing artificial intelligence (“AI”), which we believe will contribute to a safer and more prosperous world.

Innodata was founded on a simple idea: engineer the highest quality data so organizations across broad industry segments could make smarter decisions. Today, we believe we are delivering the highest quality data for some of the world’s most innovative technology companies to use to train the AI models of the future.

AI holds the promise that computers can perceive and understand the world, enabling products and services that would have been previously unimaginable and impossible with traditional coding. AI learns from data, and the highest-performing AI will have learned from the highest-quality data. We believe that we can contribute meaningfully by harnessing our capabilities, honed over 30+ years, in collecting and annotating data at scale with consistency and high accuracy.

We are also helping companies deploy and integrate AI into their operations and products and providing innovative AI-enabled industry platforms, helping ensure that our customers’ businesses are prepared for a world in which machines augment human activity in ways previously unimaginable.

We developed our capabilities and honed our approaches progressively over the last 30+ years creating high-quality data for many of the world’s most demanding information companies. Approximately eight years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights.

Our historical core competency in high-quality data, combined with these R&D efforts in applied AI, created the foundation for the evolution of our offerings, which include AI Data Preparation, AI Model Deployment and Integration, and AI-Enabled Industry Platforms.

AI Data Preparation

For several of the world’s large technology companies, we support their efforts at building generative AI foundation models. For these companies, we provide or are poised to provide a range of scaled data solutions and services. Our scaled data solutions include providing instruction data sets for fine-tuning large language models (LLMs) to understand prompts, to accept instruction, to converse, to apparently reason, and to perform the myriad of incredible feats that many of us have now experienced. We also provide reinforcement learning and reward modeling, services which are critical to provide the guardrails against toxic, bias and harmful responses, and model evaluation services.

For social media companies, robotics companies, financial services companies, and many others, we collect or create training data, annotate training data, and train AI algorithms for working with images, text, video, audio, code and sensor data.

We utilize a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, we use our proprietary data annotation platform that incorporates AI to reduce costs while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations we conceived of in the course of its 30+ year history of creating high-quality data.

In addition, because collecting real-world data is often impracticable (due to data privacy regulations or the rarity of cohorts and outliers), we create high-quality synthetic data that maintains all of the statistical properties of real-world data, using a combination of domain specialists and machine technologies that leverage LLMs.

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

For our customers that provide products and solutions that require intensive text data processing and analytics, in addition to deploying and integrating AI models, we often provide a range of data engineering support services including data transformation, data curation, data hygiene, data consolidation, data extraction, data compliance, and master data management.

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

For further information, refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
Consolidated	2024	2023

Gross Profit attributable to Innodata Inc. and Subsidiaries	$9,635	$5,965
Depreciation and amortization	1,240	1,065
Severance**	-	327
Stock-based compensation	84	63
Adjusted Gross Profit	$10,959	$7,420

Gross Margin	36%	32%
Adjusted Gross Margin	41%	39%

	Three Months Ended March 31,
DDS Segment	2024	2023

Gross Profit attributable to DDS Segment	$6,558	$4,159
Depreciation and amortization	338	200
Severance**	-	28
Stock-based compensation	74	51
Adjusted Gross Profit	$6,970	$4,438

Gross Margin	33%	33%
Adjusted Gross Margin	35%	35%

	Three Months Ended March 31,
Synodex Segment	2024	2023

Gross Profit attributable to Synodex Segment	$399	$203
Depreciation and amortization	137	162
Severance**	-	-
Stock-based compensation	-	-
Adjusted Gross Profit	$536	$365

Gross Margin	21%	11%
Adjusted Gross Margin	29%	20%

	Three Months Ended March 31,
Agility Segment	2024	2023

Gross Profit attributable to Agility Segment	$2,678	$1,603
Depreciation and amortization	765	703
Severance**	-	299
Stock-based compensation	10	12
Adjusted Gross Profit	$3,453	$2,617

Gross Margin	54%	38%
Adjusted Gross Margin	70%	62%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
Consolidated	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$989	$(2,116)
Provision for income taxes	424	218
Interest expense	68	63
Depreciation and amortization	1,266	1,091
Severance**	-	580
Stock-based compensation	1,034	962
Non-controlling interests	1	3
Adjusted EBITDA - Consolidated	$3,782	$801

	Three Months Ended March 31,
DDS Segment	2024	2023
Net income (loss) attributable to DDS Segment	$426	$(641)
Provision for income taxes	421	215
Interest expense	67	62
Depreciation and amortization	364	225
Severance**	-	33
Stock-based compensation	895	806
Non-controlling interests	1	3
Adjusted EBITDA - DDS Segment	$2,174	$703

	Three Months Ended March 31,
Synodex Segment	2024	2023
Net income attributable to Synodex Segment	$276	$14
Depreciation and amortization	137	162
Severance**	-	6
Stock-based compensation	49	58
Adjusted EBITDA - Synodex Segment	$462	$240

	Three Months Ended March 31,
Agility Segment	2024	2023
Net income (loss) attributable to Agility Segment	$287	$(1,489)
Provision for income taxes	3	3
Interest expense	1	1
Depreciation and amortization	765	704
Severance**	-	541
Stock-based compensation	90	98
Adjusted EBITDA (loss) - Agility Segment	$1,146	$(142)

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2024 and 2023

Revenues

Total revenues were $26.5 million and $18.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7.7 million or approximately 41%.

Revenues from the DDS segment were $19.7 million and $12.7 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7.0 million or approximately 55%. The increase was primarily attributable to two new customers, offset in part by lower volume from an existing customer.

Revenues from the Synodex segment were $1.9 million for each of the three-month periods ended March 31, 2024 and 2023.

Revenues from the Agility segment were $4.9 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.7 million or approximately 17%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 24% of the Company’s total revenues for the three months ended March 31, 2024. Two customers in the DDS segment each generated approximately 11% of the Company’s total revenues for the three months ended March 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended March 31, 2024 and 2023, revenues from non-U.S. customers accounted for 33% and 39% respectively, of the Company’s total revenues.

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

Direct operating costs were $16.9 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.0 million or 31%. The cost increase was primarily due to higher headcount to support revenues from two new customers, offset in part by the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies in all segments. The increase in direct operating costs includes a net increase of $4.1 million from direct and indirect labor related costs primarily on account of labor costs for new hires and salary increases; higher depreciation and amortization of capitalized developed software of $0.2 million; higher content costs of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.4 million. Direct operating costs as a percentage of total revenues were 64% and 69% for the three months ended March 31, 2024 and 2023, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in the DDS and Agility segments, lower direct operating costs in the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Direct operating costs for the DDS segment were $13.2 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.6 million or 53%. The cost increase was primarily due to higher headcount to support revenues from two new customers, offset in part by the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies for the DDS segment. The increase in direct operating costs includes a net increase of $4.7 million from direct and indirect labor related costs primarily on account of labor costs for new hires and salary increases; higher depreciation and amortization of capitalized developed software of $0.1 million; and other direct operating costs of $0.2 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.4 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 67% and 68% for the three months ended March 31, 2024 and 2023, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $0.2 million or 12%. The cost decrease was primarily due to the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.1 million and a decrease in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 79% and 89% for the three months ended March 31, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to a decrease in direct operating costs.

Direct operating costs for the Agility segment were $2.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $0.4 million or 15%. The cost decrease was primarily due to the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies for the Agility segment. The reduction was primarily due to lower direct labor costs of $0.5 million including severance and a decrease in other direct operating costs of $0.1 million; offset in part by higher depreciation and amortization of capitalized developed software of $0.1 million and higher content costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 45% and 62% for the three months ended March 31, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, and lower direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $9.6 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively. The $3.6 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment. Gross margin was 36% and 32% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Gross profit for the DDS segment was $6.6 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The $2.4 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 33% for each of the three-month periods ended March 31, 2024 and 2023.

Gross profit for the Synodex segment was $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The $0.2 million increase in gross profit for the Synodex segment was primarily due to lower direct operating costs. Gross margin for the Synodex segment was 21% and 11% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs.

Gross profit for the Agility segment was $2.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The $1.1 million increase in gross profit for the Agility segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Agility segment was 54% and 38% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.

Selling and administrative expenses were $8.3 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.5 million or 6%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues, offset in part by the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies in all segments. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $0.2 million, primarily on account of salary increases and incentives awarded due to higher revenues, offset in part by lower severance; higher professional fees of $0.3 million; an unfavorable impact of foreign exchange rate fluctuations of $0.1 million and an increase in other selling and administrative expenses of $0.1 million; offset in part by lower provisions for credit losses of $0.2 million. Selling and administrative expenses as a percentage of total revenues were 31% and 41% for the three months ended March 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments and lower selling and administrative expenses in the Synodex and Agility segments, offset in part by higher selling and administrative expenses in the DDS segment.

Selling and administrative expenses for the DDS segment were $5.8 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $1.3 million or 29%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $0.7 million, primarily on account of salary increases and incentives awarded due to higher revenues, higher professional fees of $0.4 million; and an increase in other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 29% and 35% for each of the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $0.1 million or 50%. The decrease in selling and administrative expenses was primarily attributable to lower professional fees of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 5% and 11% for the three months ended March 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses.

Selling and administrative expenses for the Agility segment were $2.4 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $0.7 million or 23%. The decrease in selling and administrative expenses was primarily due to the effect of our cost optimization initiatives in 2023 which resulted in cost efficiencies for the Agility segment. The decrease in selling and administrative expenses includes lower selling and administrative labor and related expenses of $0.5 million, primarily on account of headcount reduction and severance; lower provision for credit losses of $0.2 million; and a decrease in other selling and administrative expenses of $0.1 million; offset in part by an unfavorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 49% and 74% for the three months ended March 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues and lower selling and administrative expenses.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Tax-related charges primarily consisted of a provision for foreign taxes recorded in accordance with the local tax regulations by our foreign subsidiaries. The estimated annual effective tax rate applied to the three month period ended March 31, 2024, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), provision on uncertain tax positions, true up adjustment on prior year tax provision and other net increases, offset in part by a reduction in the valuation allowance and foreign exchange gains and losses.

Net Income (Loss)

We had a net income of $1.0 million and a net loss of $2.1 million during the three months ended March 31, 2024 and 2023, respectively. The $3.1 million change was a result of higher revenues in the DDS and Agility segments and lower selling and administrative expenses and direct operating costs in the Synodex and Agility segments, offset in part by higher direct operating costs and selling and administrative expenses, a higher income tax provision, and interest income for the DDS segment of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case in the current quarter.

Net income for the DDS segment was $0.4 million and a loss of $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The $1.0 million change was primarily attributable to higher revenues, offset in part by higher direct operating costs and selling and administrative expenses, a higher income tax provision, and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case in the current quarter.

Net income for the Synodex segment was $0.3 million and breakeven for the three months ended March 31, 2024 and 2023, respectively. The $0.3 million change was due to lower direct operating costs and selling and administrative expenses in the current quarter.

Net income for the Agility segment was $0.3 million and a net loss of $1.5 million for the three months ended March 31, 2024 and 2023. The $1.8 million change was due to higher revenues, lower selling and administrative costs, and lower direct operating costs in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $11.0 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. The $3.6 million increase in adjusted gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment. Adjusted gross margin was 41% and 39% for the three months ended March 31, 2024 and 2023, respectively. The increase in adjusted gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Adjusted gross profit for the DDS segment was $7.0 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. The $2.6 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 35% for each of the three-month periods ended March 31, 2024 and 2023.

Adjusted gross profit for the Synodex segment was $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The $0.1 million increase in adjusted gross profit in the Synodex segment was due to lower direct operating costs. Adjusted gross margin for the Synodex segment was 29% and 20% for the three months ended March 31, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs.

Adjusted gross profit for the Agility segment was $3.5 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. The $0.9 million increase in adjusted gross profit for the Agility segment was due to higher revenues and lower direct operating costs. Adjusted gross margin for the Agility segment was 70% and 62% for the three months ended March 31, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $3.8 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The $3.0 million increase in Adjusted EBITDA was due to the resulting net income in the current quarter compared to the net loss in the comparative quarter, a higher income tax provision, higher depreciation and amortization and stock-based compensation, offset in part by lower non-recurring severance.

Adjusted EBITDA for the DDS segment was $2.2 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The $1.5 million increase in Adjusted EBITDA in the DDS Segment was due to the resulting net income in the current quarter compared to the net loss in the comparative quarter, a higher income tax provision, higher depreciation and amortization, and stock-based compensation.

Adjusted EBITDA for the Synodex segment was $0.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The $0.3 million increase in Adjusted EBITDA in the Synodex segment was due to higher net income.

Adjusted EBITDA for the Agility segment was $1.1 million and a loss of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The $1.2 million change in Adjusted EBITDA in the Agility segment was due to the resulting net income in the current quarter compared to the net loss in the comparative quarter, offset in part by lower non-recurring severance.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$18,975	$13,806
Short term investments - other	14	14
Working capital	11,607	9,142

On March 31, 2024, we had cash and cash equivalents of $19.0 million, of which $8.1 million was held by our foreign subsidiaries, and $10.9 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of March 31, 2024, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2024, we had working capital of approximately $11.6 million, as compared to working capital of approximately $9.1 million as of December 31, 2023. The increase in working capital is due to increased collections from revenues in the prior quarter, the refund of a court fee deposit for our Indian subsidiary’s service tax case, and an increase in our operating liabilities during the three months ended March 31, 2024.

We did not have any material commitments for capital expenditures as of March 31, 2024.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of March 31, 2024, such borrowing base calculation equaled approximately $9.2 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2024. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the three months ended March 31, 2024 and through the date of filing of this Report.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2024 was $6.8 million resulting from our net income of $1.0 million, adjusted for non-cash expenses of $2.6 million and an increase in working capital of $3.2 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the three months ended March 31, 2023 was $1.8 million resulting from our net loss of $2.1 million, adjusted for non-cash expenses of $2.3 million and an increase in working capital of $1.6 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024 and 2023, cash used in our investing activities was $1.3 million and $1.7 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the three months ended March 31, 2024 amounting to $1.3 million consisted of $0.5 million for the DDS segment, $0.5 million for the Agility segment and $0.3 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $6.0 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was primarily used for payments of long-term obligations amounting to $0.3 million.

Cash provided by financing activities for the three months ended March 31, 2023 was primarily from proceeds of stock option exercises of $0.3 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for credit losses and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our condensed consolidated results of operations and financial position.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	May 7, 2024	/s/ Jack S. Abuhoff

Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 7, 2024	/s/ Marissa B. Espineli

Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)