Form 10-Q
period 2024-06-30
INNODATA INC
filed 2024-08-09
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 1, 2024 was 28,988,841.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2024

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$16,509	$13,806
Short term investments – other	14	14
Accounts receivable, net of allowance for credit losses	18,162	14,288
Prepaid expenses and other current assets	3,652	3,969
Total current assets	38,337	32,077
Property and equipment, net	3,271	2,281
Right-of-use-asset, net	4,627	5,054
Other assets	2,048	2,445
Deferred income taxes, net	1,736	1,741
Intangibles, net	13,910	13,758
Goodwill	2,044	2,075
Total assets	$65,973	$59,431

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,725	$2,662
Accrued expenses	5,354	3,060
Accrued salaries, wages and related benefits	6,642	7,799
Deferred revenues	4,770	3,523
Income and other taxes	3,906	3,848
Long-term obligations - current portion	1,149	1,261
Operating lease liability - current portion	828	782
Total current liabilities	26,374	22,935
Deferred income taxes, net	86	22
Long-term obligations, net of current portion	6,995	6,778
Operating lease liability, net of current portion	4,247	4,701
Total liabilities	37,702	34,436
Commitments and contingencies	-	-
Non-controlling interests	(702)	(708)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 32,172,000 shares issued and 28,988,000 outstanding at June 30, 2024 and 31,937,000 shares issued and 28,753,000 outstanding at December 31, 2023	322	320
Additional paid-in capital	45,862	43,152
Deficit	(8,708)	(9,683)
Accumulated other comprehensive loss	(2,038)	(1,621)
	35,438	32,168
Less: treasury stock, 3,184,000 shares at June 30, 2024 and December 31, 2023, at cost	(6,465)	(6,465)
Total stockholders’ equity	28,973	25,703
Total liabilities, non-controlling interests and stockholders’ equity	$65,973	$59,431

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2024	2023

Revenues	$32,553	$19,655
Direct operating costs	23,202	12,715
Selling and administrative expenses	9,020	7,574
Interest (income) expense, net	55	(7)
	32,277	20,282

Income (loss) before provision for income taxes	276	(627)

Provision for income taxes	285	188

Consolidated net loss	(9)	(815)
Income attributable to non-controlling interests	5	-
Net loss attributable to Innodata Inc. and Subsidiaries	$(14)	$(815)

Loss per share attributable to Innodata Inc. and Subsidiaries:
Basic and Diluted	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	28,878	27,860

Comprehensive Loss:
Consolidated net loss	$(9)	$(815)
Pension liability adjustment, net of taxes	-	(4)
Foreign currency translation adjustment	(78)	67
Change in fair value of derivatives, net of taxes	(174)	108
Other comprehensive income (loss)	(252)	171
Total comprehensive loss	(261)	(644)
Comprehensive income attributed to non-controlling interest	5	-
Comprehensive loss attributable to Innodata Inc. and Subsidiaries	$(266)	$(644)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2024	2023
Revenues	$59,057	$38,494
Direct operating costs	40,071	25,589
Selling and administrative expenses	17,325	15,371
Interest (income) expense, net	(29)	56
	57,367	41,016
Income (loss) before provision for income taxes	1,690	(2,522)

Provision for income taxes	709	406
Consolidated net income (loss)	981	(2,928)
Income attributable to non-controlling interests	6	3
Net Income (loss) attributable to Innodata Inc. and Subsidiaries	$975	$(2,931)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)

Weighted average shares outstanding:
Basic	28,819	27,661
Diluted	32,691	27,661

Comprehensive Income (Loss):
Consolidated net income (loss)	$981	$(2,928)
Pension liability adjustment, net of taxes	(1)	(9)
Foreign currency translation adjustment	(208)	127
Change in fair value of derivatives, net of taxes	(208)	531
Other comprehensive income (loss)	(417)	649
Total comprehensive income (loss)	564	(2,279)
Comprehensive income attributed to non-controlling interest	6	3
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$558	$(2,282)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income (loss)	$981	$(2,928)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,684	2,242
Stock-based compensation	2,026	1,981
Deferred income taxes	41	(142)
Pension cost	395	538
Changes in operating assets and liabilities:
Accounts receivable	(3,976)	1,270
Prepaid expenses and other current assets	246	634
Other assets	396	45
Accounts payable and accrued expenses	3,348	(526)
Deferred revenues	1,247	(1,330)
Accrued salaries, wages and related benefits	(1,149)	658
Income and other taxes	74	1,741
Net cash provided by operating activities	6,313	4,183

Cash flows from investing activities:
Capital expenditures	(4,067)	(3,012)
Proceeds from sale of short term investments - others	-	493
Net cash used in investing activities	(4,067)	(2,519)

Cash flows from financing activities:
Proceeds from exercise of stock options	783	2,179
Withholding taxes on net settlement of restricted stock units	(97)	-
Payment of long-term obligations	(294)	(192)
Net cash provided by financing activities	392	1,987

Effect of exchange rate changes on cash and cash equivalents	65	209

Net increase in cash and cash equivalents	2,703	3,860

Cash and cash equivalents, beginning of period	13,806	9,792
Cash and cash equivalents, end of period	$16,509	$13,652

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for restricted stock	$97	$-
Cash paid for income taxes	$459	$380
Cash paid for operating leases	$719	$799
Cash paid for interest	$169	$132

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2024	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$25,703
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	989	-	-	-	989
Stock-based compensation	-	-	1,034	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$27,561
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(14)	-	-	-	(14)
Stock-based compensation	-	-	992	-	-	-	-	992
Stock option exercises	235	2	781	-	-	-	-	783
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	(97)
Pension liability adjustments, net of taxes	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(78)	-	-	(78)
Change in fair value of derivatives, net of taxes	-	-	-	-	(174)	-	-	(174)
June 30, 2024	32,172	$322	$45,862	$(8,708)	$(2,038)	(3,184)	$(6,465)	$28,973
January 1, 2023	30,589	$306	$35,815	$(8,775)	$(2,108)	(3,184)	$(6,465)	$18,773
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	$307	$37,097	$(10,891)	$(1,630)	(3,184)	$(6,465)	$18,418
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(815)	-	-	-	(815)
Stock-based compensation	-	-	1,019	-	-	-	-	1,019
Stock option exercises	749	8	1,850	-	-	-	-	1,858
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	67	-	-	67
Change in fair value of derivatives, net of taxes	-	-	-	-	108	-	-	108
June 30, 2023	31,483	$315	$39,966	$(11,706)	$(1,459)	(3,184)	$(6,465)	$20,651

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of June 30, 2024 and December 31, 2023, the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.8 million as of June 30, 2024 and December 31, 2023. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement which normally has a duration of 12 months or less.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom pound sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2024 and December 31, 2023 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately ($389,000) and $18,000 for the three months ended June 30, 2024 and 2023, and ($329,000) and $327,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress as of June 30, 2024 and December 31, 2023 were $2.8 million and $3.5 million, respectively. The cumulative completed capitalized developed software as of June 30, 2024 and December 31, 2023 were $18.5 million and $15.2 million, respectively.

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. Deferred revenue amounted to $4.8 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively, on the accompanying condensed consolidated balance sheets. We expect to recognize substantially all of these performance obligations over the next 12 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three and six months ended as of June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at the beginning of period	$6,668	$4,189	$3,523	$4,366
Net deferred revenue in the period	580	5,474	15,328	8,059
Revenue recognized	(2,467)	(6,756)	(13,990)	(9,500)
Currency translations and other adjustments	(11)	129	(91)	111
Balance at the end of period	$4,770	$3,036	$4,770	$3,036

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

	June 30,	December 31,
	2024	2023
Certificates of deposit	$14	$14
Total	$14	$14

3.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Gross Accounts receivable	$19,595	$15,505
Allowance for credit losses	(1,433)	(1,217)
Accounts receivable, net	$18,162	$14,288

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for the credit losses for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,225	$1,166	$1,217	$1,213
Additions charged to expense	219	152	234	332
Write-offs against allowance	(10)	(101)	(17)	(331)
Foreign currency translation adjustment	(1)	3	(1)	6
Balance at end of period	$1,433	$1,220	$1,433	$1,220

4.Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2024 was as follows (in thousands):

Balance - January 1, 2024	$2,075
Foreign currency translation adjustment	(31)
Balance - June 30, 2024	$2,044

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.0 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively.

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	June 30, 2024
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,845)	$(3)	$212
Customer relationships	2,144	(1,770)	(16)	358
Trademarks and tradenames	862	(809)	-	53
Patents	44	(43)	-	1
Media Contact Database	3,546	(2,837)	-	709
Total Acquired Intangible Assets	$9,656	$(8,304)	$(19)	$1,333

Capitalized Developed Software
Capitalized Developed Software	$18,504	$(8,557)	$(206)	$9,741
Capitalized Developed Software - in Progress	2,840	-	(4)	2,836
Total Capitalized Developed Software	$21,344	$(8,557)	$(210)	$12,577

Total	$31,000	$(16,861)	$(229)	$13,910

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

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended June 30, 2024 and 2023. Amortization expense relating to acquired intangible assets was $0.4 million for each of the six-month periods ended June 30, 2024 and 2023.

Amortization expense relating to capitalized developed software was $0.8 million and $0.6 million for the three-month periods ended June 30, 2024 and 2023. Amortization expense relating to capitalized developed software was $1.6 million and $1.2 million for the six-month periods ended June 30, 2024 and 2023.

As of June 30, 2024, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2024	$3,222
2025	4,714
2026	3,446
2027	1,168
2028	688
Thereafter	672
$13,910

5.Income Taxes

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. The estimated annual effective tax rate applied to the six-month period ended June 30, 2024, differs from the U.S. federal statutory rate of 21% principally due to income earned outside the United States which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), tax effects of foreign operations, changes in valuation allowance, provision on uncertain tax positions, and other net increases; offset in part by a reduction in foreign exchange gains and losses, deemed interest and true up adjustment on prior year tax provision.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliations of the U.S. federal statutory rate with the Company’s effective tax rate for the six months ended June 30, 2024 and 2023, respectively, are summarized in the table below:

	For the Six Months
	Ended June 30,
	2024	2023
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
GILTI provisions	17.6	-
Tax effects of foreign operations	7.1	3.8
Change in valuation allowance	6.4	51.3
Increase in unrecognized tax benefits (ASC 740)	5.5	2.6
State income tax net of federal benefit	0.8	0.4
Foreign rate differential	(1.4)	(1.5)
Effect of stock - based compensation	(2.9)	(22.7)
Return to provision true up	(3.2)	(0.6)
Deemed interest	(5.2)	(7.1)
Foreign operations permanent differences - foreign exchange gains and losses	(7.9)	4.7
Other	4.2	6.2
Effective tax rate	42.0%	16.1%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2024 (in thousands):

Unrecognized
Tax Benefits
Balance at January 1, 2024	$1,942
Increase for current period tax positions	115
Decrease for prior year tax positions	(81)
Interest accrual	59
Foreign currency remeasurement	(22)
Balance at June 30, 2024	$2,013

The Company expects that unrecognized tax benefits as of June 30, 2024, if recognized, would have a material impact on the Company’s effective tax rate.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Rent expense for long-term operating leases	$314	$312	$628	$621
Rent expense for short-term leases	44	83	91	178
Total rent expense	$358	$395	$719	$799

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2024 (in thousands):

Year	Amount
2024	$644
2025	1,305
2026	1,336
2027	1,334
2028	964
2029 and thereafter	870
Total lease payments	6,453
Less: Interest	(1,378)
Net present value of lease liabilities	$5,075

Current portion	$828
Long-term portion	4,247
Total	$5,075

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2024 were as follows:

Weighted-average lease term remaining	57 months
Weighted-average discount rate	9.39%

7.Long-term obligations

Total long-term obligations as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Pension obligations - accrued pension liability	$7,412	$7,128
Microsoft licenses (1)	732	911
	8,144	8,039
Less: Current portion of long-term obligations	1,149	1,261
Totals	$6,995	$6,778

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.6 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

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

9.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Direct operating costs	$73	$62	$157	$126
Selling and administrative expenses	919	957	1,869	1,855
Total stock-based compensation	$992	$1,019	$2,026	$1,981

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

2013 Plan

A summary of option activity under 2013 Plan and changes during each of the six-month periods ended June 30, 2024 and 2023 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	(155,899)	4.00	-	-
Forfeited/Expired	(4,001)	6.96	-	-
Outstanding at June 30, 2024	5,179,262	$3.19	5.87	$60,291,271

Exercisable at June 30, 2024	3,402,382	$2.20	4.92	$42,967,259

Vested and Expected to Vest at June 30, 2024	5,179,262	$3.19	5.87	$60,291,271

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09	7.19	$5,989,709
Granted*	25,000	3.31	-	-
Exercised	(871,884)	2.34	-	-
Forfeited/Expired	(75,766)	6.96	-	-
Outstanding at June 30, 2023	5,767,840	$3.16	6.84	$47,137,674

Exercisable at June 30, 2023	3,600,261	$1.91	5.73	$33,897,858

Vested and Expected to Vest at June 30, 2023	5,767,840	$3.16	6.84	$47,137,674

* Granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the six-month periods ended June 30, 2024 and 2023 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	(46,430)	3.41	-	-
Forfeited/Expired	(7,668)	3.41	-	-
Outstanding at June 30, 2024	869,473	$3.41	8.27	$9,927,362

Exercisable at June 30, 2024	339,779	$3.33	8.24	$3,907,176

Vested and Expected to Vest at June 30, 2024	869,473	$3.41	8.27	$9,927,362

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46	9.75	$-
Granted	-	-	-	-
Exercised	(25,000)	6.40	-	-
Forfeited/Expired	(42,000)	3.41	-	-
Outstanding at June 30, 2023	960,500	$3.38	9.27	$7,634,060

Exercisable at June 30, 2023	18,750	$3.39	9.21	$148,875

Vested and Expected to Vest at June 30, 2023	960,500	$3.38	9.27	$7,634,060

There were no options granted during the six months ended June 30, 2024.

During the six months ended June 30, 2024, a total of 202,329 options were exercised at an average exercise price of $3.87.

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

The compensation cost related to non-vested stock options not yet recognized as of June 30, 2024 totaled approximately $1.9 million. The weighted-average period over which these costs will be recognized is 11 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

There were no outstanding awards of restricted stock under the Equity Plans during each of the six-month periods ended June 30, 2024 and 2023.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the six-month periods ended June 30, 2024 and 2023 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	28,973	15.10
Vested	(48,761)	8.42
Forfeited/Expired	(995)	8.29
Unvested at June 30, 2024	728,973	$5.96

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	28,804	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at June 30, 2023	728,804	$5.70

There were a total of 28,973 restricted stock units granted to non-employee directors during the six months ended June 30, 2024.

There were 200,000 and 528,973 outstanding restricted stock unit awards under the 2013 Plan and 2021 Plan, respectively, as of June 30, 2024.

The compensation cost related to non-vested restricted stock units not yet recognized as of June 30, 2024 totaled approximately $2.8 million. The weighted-average period over which these costs will be recognized is 8 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2024 and 2023, and reclassifications from accumulated other comprehensive loss for the three and six-month periods, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2024	$(413)	$7	$(1,380)	$(1,786)
Other comprehensive loss before reclassifications, net of taxes	-	(193)	(78)	(271)
Total other comprehensive loss before reclassifications, net of taxes	(413)	(186)	(1,458)	(2,057)
Net amount reclassified to earnings	-	19	-	19
Balance at June 30, 2024	$(413)	$(167)	$(1,458)	$(2,038)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive loss before reclassifications, net of taxes	-	(206)	(208)	(414)
Total other comprehensive loss before reclassifications, net of taxes	(412)	(165)	(1,458)	(2,035)
Net amount reclassified to earnings	(1)	(2)	-	(3)
Balance at June 30, 2024	$(413)	$(167)	$(1,458)	$(2,038)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2023	$(91)	$58	$(1,597)	$(1,630)
Other comprehensive income before reclassifications, net of taxes	-	2	67	69
Total other comprehensive income (loss) before reclassifications, net of taxes	(91)	60	(1,530)	(1,561)
Net amount reclassified to earnings	(4)	106	-	102
Balance at June 30, 2023	$(95)	$166	$(1,530)	$(1,459)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income before reclassifications, net of taxes	-	244	127	371
Total other comprehensive loss before reclassifications, net of taxes	(86)	(121)	(1,530)	(1,737)
Net amount reclassified to earnings	(9)	287	-	278
Balance at June 30, 2023	$(95)	$166	$(1,530)	$(1,459)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Taxes related to each component of other comprehensive loss were not material for each of the three and six-month periods presented and therefore not disclosed separately.

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

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
DDS	$25,410	$13,180	$45,116	$25,927
Synodex	1,986	2,112	3,857	3,976
Agility	5,157	4,363	10,084	8,591
Total Consolidated	$32,553	$19,655	$59,057	$38,494

Income (loss) before provision for income taxes(1):
DDS	$(27)	$(216)	$972	$(497)
Synodex	195	(22)	345	(133)
Agility	108	(389)	373	(1,892)
Total Consolidated	$276	$(627)	$1,690	$(2,522)

Income (loss) before provision for income taxes(2):
DDS	$(172)	$(368)	$676	$(792)
Synodex	316	121	592	135
Agility	132	(380)	422	(1,865)
Total Consolidated	$276	$(627)	$1,690	$(2,522)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2024	December 31, 2023
Total assets:
DDS	$42,925	$37,232
Synodex	3,759	3,379
Agility	19,289	18,820
Total Consolidated	$65,973	$59,431

	June 30, 2024	December 31, 2023
Goodwill:
Agility	$2,044	$2,075
Total	$2,044	$2,075

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

Revenues for the three and six-month periods ended June 30, 2024, and 2023 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

Revenues by geographic region

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$23,804	$10,960	$41,673	$22,196
United Kingdom	2,364	2,898	4,614	5,453
Canada	2,284	1,762	4,510	3,485
The Netherlands	2,005	2,193	4,044	3,805
Others - principally other European countries	2,096	1,842	4,216	3,555
Totals	$32,553	$19,655	$59,057	$38,494

Long-lived assets as of June 30, 2024 and December 31, 2023 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2024	2023
United States	$10,222	$9,101

Foreign countries:
Canada	6,806	7,328
United Kingdom	922	1,028
Philippines	3,591	3,484
India	1,717	1,791
Sri Lanka	548	423
Israel	46	13
Total foreign	13,630	14,067
Totals	$23,852	$23,168

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.6 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

One customer in the DDS segment generated approximately 38% of the Company’s total revenues for the three months ended June 30, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total revenues for the three months ended June 30, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2024 and 2023, revenues from non-U.S. customers accounted for 27% and 44% respectively, of the Company’s total revenues.

One customer in the DDS segment generated approximately 31% of the Company’s total revenues for the six months ended June 30, 2024. Two other customers in the DDS segment generated approximately 10.7% and 10.6% of the Company’s total revenues for the six months ended June 30, 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 29% and 42% of the Company’s total revenues for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, approximately 22% of the Company’s accounts receivable was due from foreign (principally European) customers and 47% of the Company’s accounts receivable was due from two customers. As of December 31, 2023, approximately 31% of the Company’s accounts receivable was due from foreign (principally European) customers and 53% of the Company’s accounts receivable was due from three customers. No other customer accounted for 10% or more of the accounts receivable as of June 30, 2024 and December 31, 2023.

12.Income (Loss) Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(14)	$(815)	$975	$(2,931)
Weighted average common shares outstanding	28,878	27,860	28,819	27,661
Dilutive effect of outstanding options	-	-	3,872	-
Adjusted for dilutive computation	28,878	27,860	32,691	27,661

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

Options to purchase 6.0 million shares of common stock for the three months ended June 30, 2024 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive. Options to purchase 3,000 shares of common stock for the six months ended June 30, 2024 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 6.7 million shares of common stock for each of the three and six-month periods ended June 30, 2023, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $10.2 million and $10.5 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2024	2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$167	$-
Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$41

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gain (loss) recognized in OCI(1)	$(193)	$2	$(206)	$244
Net (gain) loss reclassified from accumulated OCI into income(2)	$19	$106	$(2)	$287
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of June 30, 2024, such borrowing base calculation equaled approximately $10.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2024. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company has not utilized the Revolving Credit Facility during the six months ended June 30, 2024 and through the date of filing of this Report.

15.	Subsequent Event

On August 5, 2024 the Company entered into a second amendment (the “Amended Credit Agreement”) to the Credit Agreement. The Amended Credit Agreement provides for an increased Revolving Credit Facility up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Amended Credit Agreement and on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of June 30, 2024, such borrowing base calculation would equal approximately $12.4 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Quarterly Report on Form 10-Q (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, financial condition, developmental program expansion and position in the generative AI services market. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” “possible,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts, including between Russia and the Ukraine, Hamas’ attack against Israel and the ensuing conflict and increased hostilities between Iran and Israel; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (DDS) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; continuing DDS segment revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; the Company’s ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time on our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata Inc. (Nasdaq: INOD) (including its subsidiaries, the “Company,” “Innodata,” “we,” “us” or “our”) is a leading data engineering company. Our mission is to help the world’s most prestigious companies deliver the promise of ethical, high-performing artificial intelligence (“AI”), which we believe will contribute to a safer and more prosperous world.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and six-month periods ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2024	2023	2024	2023

Gross Profit attributable to Innodata Inc. and Subsidiaries	$9,351	$6,940	$18,986	$12,905
Depreciation and amortization	1,394	1,124	2,634	2,188
Severance**	-	-	-	327
Stock-based compensation	73	62	157	126
Adjusted Gross Profit	$10,818	$8,126	$21,777	$15,546

Gross Margin	29%	35%	32%	34%
Adjusted Gross Margin	33%	41%	37%	40%

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2024	2023	2024	2023

Gross Profit attributable to DDS Segment	$6,079	$4,398	$12,637	$8,557
Depreciation and amortization	455	230	793	429
Severance**	-	-	-	28
Stock-based compensation	64	60	138	112
Adjusted Gross Profit	$6,598	$4,688	$13,568	$9,126

Gross Margin	24%	33%	28%	33%
Adjusted Gross Margin	26%	36%	30%	35%

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2024	2023	2024	2023

Gross Profit attributable to Synodex Segment	$456	$295	$855	$498
Depreciation and amortization	157	162	294	324
Severance**	-	-	-	-
Stock-based compensation	-	-	-	-
Adjusted Gross Profit	$613	$457	$1,149	$822

Gross Margin	23%	14%	22%	13%
Adjusted Gross Margin	31%	22%	30%	21%

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2024	2023	2024	2023

Gross Profit attributable to Agility Segment	$2,816	$2,247	$5,494	$3,850
Depreciation and amortization	782	732	1,547	1,435
Severance**	-	-	-	299
Stock-based compensation	9	2	19	14
Adjusted Gross Profit	$3,607	$2,981	$7,060	$5,598

Gross Margin	55%	52%	54%	45%
Adjusted Gross Margin	70%	68%	70%	65%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA (loss) for the three and six-month periods ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2024	2023	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$(14)	$(815)	$975	$(2,931)
Provision for income taxes	285	188	709	406
Interest expense	101	40	169	132
Depreciation and amortization	1,418	1,151	2,684	2,242
Severance**	-	-	-	580
Stock-based compensation	992	1,019	2,026	1,981
Non-controlling interests	5	-	6	3
Adjusted EBITDA - Consolidated	$2,787	$1,583	$6,569	$2,413

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2024	2023	2024	2023
Net loss attributable to DDS Segment	$(460)	$(554)	$(34)	$(1,195)
Provision for income taxes	283	186	704	400
Interest expense	100	38	167	130
Depreciation and amortization	479	257	843	483
Severance**	-	-	-	33
Stock-based compensation	868	865	1,763	1,670
Non-controlling interests	5	-	6	3
Adjusted EBITDA - DDS Segment	$1,275	$792	$3,449	$1,524

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2024	2023	2024	2023
Net income attributable to Synodex Segment	$316	$121	$592	$135
Depreciation and amortization	157	162	294	324
Severance**	-	-	-	6
Stock-based compensation	49	59	98	117
Adjusted EBITDA - Synodex Segment	$522	$342	$984	$582

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2024	2023	2024	2023
Net income (loss) attributable to Agility Segment	$130	$(382)	$417	$(1,871)
Provision for income taxes	2	2	5	6
Interest expense	1	2	2	2
Depreciation and amortization	782	732	1,547	1,435
Severance**	-	-	-	541
Stock-based compensation	75	95	165	194
Adjusted EBITDA - Agility Segment	$990	$449	$2,136	$307

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended June 30, 2024 and 2023

Revenues

Total revenues were $32.6 million and $19.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $12.9 million or approximately 66%.

Revenues from the DDS segment were $25.4 million and $13.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $12.2 million or approximately 93%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $2.0 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.1 million or 6%. The decrease was primarily attributable to lower volume from existing customers.

Revenues from the Agility segment were $5.2 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.8 million or approximately 18%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 38% of the Company’s total revenues for the three months ended June 30, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total revenues for the three months ended June 30, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, for the three months ended June 30, 2024 and 2023, revenues from non-U.S. customers accounted for 27% and 44% respectively, of the Company’s total revenues.

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

Direct operating costs were $23.2 million and $12.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $10.5 million or 83%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $6.7 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.6 million; higher depreciation and amortization of capitalized developed software of $0.3 million; higher subscription costs of $0.2 million; higher content costs of $0.2 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.5 million. Direct operating costs as a percentage of total revenues were 71% and 64% for the three months ended June 30, 2024 and 2023, respectively. The increase in direct operating cost as a percentage of total revenues was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs in the Synodex segment; offset in part by higher direct operating costs in the DDS and Agility segments.

Direct operating costs for the DDS segment were $19.3 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $10.5 million or 119%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $7.2 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.6 million; higher depreciation and amortization of capitalized developed software of $0.2 million; higher subscription costs of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.5 million and a decrease in other direct operating costs of $0.1 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 76% and 67% for the three months ended June 30, 2024 and 2023, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.3 million or 17%. The decrease in direct operating costs was primarily due to the effect of the cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.3 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 75% and 86% for the three months ended June 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to a decrease in direct operating costs, offset in part by lower revenues.

Direct operating costs for the Agility segment were $2.3 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.2 million or 10%. The increase in direct operating costs was a result of lower direct labor costs of $0.2 million; offset by higher content costs of $0.2 million; higher depreciation and amortization of capitalized developed software of $0.1 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 44% and 48% for the three months ended June 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, and lower direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $9.3 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. The $2.4 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex segments, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 29% and 35% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex segment; offset in part by higher direct operating costs in the DDS and Agility segments.

Gross profit for the DDS segment was $6.1 million and $4.4 million for the three months ended June 30, 2024 and 2023, respectively. The $1.7 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 24% and 33% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The $0.2 million increase in gross profit for the Synodex segment was primarily due to lower direct operating costs, offset in part by lower revenues. Gross margin for the Synodex segment was 23% and 14% for the three months ended June 30, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs, offset in part by lower revenues.

Gross profit for the Agility segment was $2.8 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. The $0.6 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 55% and 52% for the three months ended June 30, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were $9.0 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1.4 million or 18%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.0 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.3 million; and an increase in other selling and administrative expenses of $0.2 million; offset in part by lower provision for credit losses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 28% and 39% for the three months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments and lower selling and administrative expenses in the Synodex segment, offset in part by higher selling and administrative expenses in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $6.2 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1.4 million or 29%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.0 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.3 million and an increase in other selling and administrative expenses of $0.2 million; offset in part by lower provisions for credit losses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 24% and 36% for the three months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.1 million or 50%. The decrease in selling and administrative expenses was primarily attributable to lower labor costs of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 5% and 9% for the three months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses, offset in part by lower revenues.

Selling and administrative expenses for the Agility segment were $2.7 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.1 million or 4%. The increase in selling and administrative expenses relates to incentive awards. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 52% and 60% for the three months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues, offset in part by higher selling and administrative expenses.

Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.

Net Income (Loss)

We had a de minimis net loss during the three months ended June 30, 2024 and a net loss of $0.8 million during the three months ended June 30, 2023. The $0.8 million change was a result of higher revenues in the DDS and Agility segments and lower selling and administrative expenses and direct operating costs in the Synodex segment, offset in part by higher direct operating costs and selling and administrative expenses in the DDS and Agility segments, and a higher income tax provision.

Net loss for the DDS segment was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. The $0.1 million change was primarily attributable to higher revenues, offset in part by higher direct operating costs and selling and administrative expenses, and a higher income tax provision.

Net income for the Synodex segment was $0.3 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The $0.2 million increase was due to lower direct operating costs and selling and administrative expenses, offset in part by lower revenues in the current quarter.

Net income for the Agility segment was $0.1 million and a net loss of $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The $0.4 million change was due to higher revenues offset by higher direct operating costs, and higher selling and administrative expenses in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $10.8 million and $8.1 million for the three months ended June 30, 2024 and 2023, respectively. The $2.7 million increase in adjusted gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Adjusted gross margin was 33% and 41% for the three months ended June 30, 2024 and 2023, respectively. The decrease in adjusted gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex segment; offset in part by higher direct operating costs in the DDS and Agility segments.

Adjusted gross profit for the DDS segment was $6.6 million and $4.7 million for the three months ended June 30, 2024 and 2023, respectively. The $1.9 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 26% and 36% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The $0.1 million increase in adjusted gross profit in the Synodex segment was due to lower direct operating costs, offset in part by lower revenues. Adjusted gross margin for the Synodex segment was 31% and 22% for the three months ended June 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs, offset in part by lower revenues.

Adjusted gross profit for the Agility segment was $3.6 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively. The $0.6 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 70% and 68% for the three months ended June 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $2.8 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. The $1.2 million increase in Adjusted EBITDA was due to the lower net loss in this quarter, a higher income tax provision, and higher depreciation and amortization.

Adjusted EBITDA for the DDS segment was $1.3 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The $0.5 million increase in Adjusted EBITDA in the DDS Segment was due to a higher income tax provision, higher depreciation and amortization and a lower net loss in this quarter.

Adjusted EBITDA for the Synodex segment was $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The $0.2 million increase in Adjusted EBITDA in the Synodex segment was due to higher net income in this quarter.

Adjusted EBITDA for the Agility segment was $1.0 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. The $0.6 million increase in Adjusted EBITDA in the Agility segment was due to the net income in the current quarter compared to the net loss in the comparative quarter.

Six Months Ended June 30, 2024 and 2023

Revenues

Total revenues were $59.1 million and $38.5 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $20.6 million or approximately 54%.

Revenues from the DDS segment were $45.1 million and $25.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $19.2 million or approximately 74%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $3.9 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.1 million or approximately 3%. The decrease was primarily attributable to lower volume from existing customers.

Revenues from the Agility segment were $10.1 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $1.5 million or approximately 17%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 31% of the Company’s total revenues for the six months ended June 30, 2024. Another two customers in the DDS segment generated approximately 10.7% and 10.6% of the Company’s total revenues for the six months ended June 30, 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 29% and 42% of the Company’s total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

Direct operating costs were $40.1 million and $25.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $14.5 million or 57%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $10.8 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.6 million; higher depreciation and amortization of capitalized developed software of $0.4 million; higher content costs of $0.4 million; higher subscription costs of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $1.0 million. Direct operating costs as a percentage of total revenues were 68% and 66% for the six months ended June 30, 2024 and 2023, respectively. The increase in direct operating cost as a percentage of total revenues was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs in the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Direct operating costs for the DDS segment were $32.5 million and $17.4 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $15.1 million or 87%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $11.9 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.6 million; higher depreciation and amortization of capitalized developed software of $0.3 million; higher subscription costs of $0.2 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.9 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 72% and 67% for the six months ended June 30, 2024 and 2023, respectively. The increase in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $3.0 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.5 million or 14%. The decrease in direct operating costs was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.5 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 77% and 88% for the six months ended June 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to a decrease in direct operating costs, offset in part by lower revenues.

Direct operating costs for the Agility segment were $4.6 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.1 million or 2%. The decrease in direct operating costs was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Agility segment. The reduction was primarily due to lower direct labor costs of $0.6 million including severance and a favorable impact of foreign exchange rate fluctuations of $0.1 million; offset in part by higher content costs of $0.4 million and higher depreciation and amortization of capitalized developed software of $0.1 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 46% and 55% for the six months ended June 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues and lower direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $19.0 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. The $6.1 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment. Gross margin was 32% and 34% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Gross profit for the DDS segment was $12.6 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively. The $4.0 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 28% and 33% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.9 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The $0.4 million increase in gross profit for the Synodex segment was primarily due to lower direct operating costs, offset in part by lower revenues. Gross margin for the Synodex segment was 22% and 13% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs, offset in part by lower revenues.

Gross profit for the Agility segment was $5.5 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. The $1.6 million increase in gross profit for the Agility segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Agility segment was 54% and 45% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

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

Selling and administrative expenses were $17.3 million and $15.4 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $1.9 million or 12%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.0 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; offset in part by lower severance; higher professional fees of $0.6 million; higher expenses for marketing related activities of $0.2 million; an unfavorable impact of foreign exchange rate fluctuations of $0.1 million; and an increase in other selling and administrative expenses of $0.2 million; offset in part by lower provisions for credit losses of $0.2 million. Selling and administrative expenses as a percentage of total revenues were 29% and 40% for the six months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments and lower selling and administrative expenses in the Synodex and Agility segments, offset in part by higher selling and administrative expenses in the DDS segment.

Selling and administrative expenses for the DDS segment were $11.9 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $2.6 million or 28%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.5 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.6 million; higher expenses for marketing related activities of $0.2 million and an increase in other selling and administrative expenses of $0.4 million; offset in part by lower provisions for credit losses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 26% and 36% for the six months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.1 million or 25%. The decrease in selling and administrative expenses was primarily attributable to lower selling and administrative labor costs of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 8% and 10% for the six months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses.

Selling and administrative expenses for the Agility segment were $5.1 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.6 million or 11%. The decrease in selling and administrative expenses was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Agility segment. The decrease in selling and administrative expenses includes lower selling and administrative labor and related expenses of $0.4 million, primarily on account of headcount reduction and severance; lower provision for credit losses of $0.1 million; and a decrease in other selling and administrative expenses of $0.2 million; offset in part by an unfavorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 50% and 66% for the six months ended June 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues and lower selling and administrative expenses.

Income Taxes

We recorded a provision for income taxes of $0.7 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. The estimated annual effective tax rate applied to the six-month period ended June 30, 2024, differs from the U.S. federal statutory rate of 21% principally due to income earned outside the United States which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), tax effects of foreign operations, changes in valuation allowance, provision on uncertain tax positions, and other net increases; offset in part by a reduction in foreign exchange gains and losses, deemed interest and true up adjustment on prior year tax provision.

Net Income (Loss)

We had a net income of $1.0 million and a net loss of $2.9 million during the six months ended June 30, 2024 and 2023, respectively. The $3.9 million change was a result of higher revenues in the DDS and Agility segments and lower selling and administrative expenses and direct operating costs in the Synodex and Agility segments and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case; offset in part by higher direct operating costs and selling and administrative expenses in the DDS segment, and a higher income tax provision.

The DDS segment was at breakeven and a net loss of $1.2 million for the six months ended June 30, 2024 and 2023, respectively. The $1.2 million change was primarily attributable to higher revenues, and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case in the period; offset in part by higher direct operating costs and selling and administrative expenses, and a higher income tax provision.

Net income for the Synodex segment was $0.6 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The $0.5 million increase was due to lower direct operating costs and selling and administrative expenses in the period.

Net income for the Agility segment was $0.4 million and a net loss of $1.8 million for the six months ended June 30, 2024 and 2023. The $2.2 million change was due to higher revenues, lower selling and administrative costs, and lower direct operating costs in the period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $21.8 million and $15.5 million for the six months ended June 30, 2024 and 2023, respectively. The $6.3 million increase in adjusted gross profit was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment. Adjusted gross margin was 37% and 40% for the six months ended June 30, 2024 and 2023, respectively. The decrease in adjusted gross margin was primarily due to higher revenues in the DDS and Agility segments and lower direct operating costs for the Synodex and Agility segments, offset in part by higher direct operating costs in the DDS segment.

Adjusted gross profit for the DDS segment was $13.6 million and $9.1 million for the six months ended June 30, 2024 and 2023, respectively. The $4.5 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 30% and 35% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $1.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The $0.3 million increase in adjusted gross profit in the Synodex segment was due to lower direct operating costs, offset in part by lower revenues. Adjusted gross margin for the Synodex segment was 30% and 21% for the six months ended June 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs, offset in part by lower revenues.

Adjusted gross profit for the Agility segment was $7.1 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively. The $1.5 million increase in adjusted gross profit for the Agility segment was due to higher revenues and lower direct operating costs. Adjusted gross margin for the Agility segment was 70% and 65% for the six months ended June 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $6.6 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. The $4.2 million increase in Adjusted EBITDA was due to the net income in the current period compared to the net loss in the comparative period, a higher income tax provision, higher depreciation and amortization and stock-based compensation, offset in part by lower non-recurring severance.

Adjusted EBITDA for the DDS segment was $3.5 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. The $2.0 million increase in Adjusted EBITDA in the DDS Segment was due to lower net loss in the period, a higher income tax provision, higher depreciation and amortization, and stock-based compensation.

Adjusted EBITDA for the Synodex segment was $1.0 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively. The $0.4 million increase in Adjusted EBITDA in the Synodex segment was due to higher net income for the period.

Adjusted EBITDA for the Agility segment was $2.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The $1.8 million change in Adjusted EBITDA in the Agility segment was due to the net income in the current period compared to the net loss in the comparative period, higher depreciation and amortization, offset in part by lower non-recurring severance.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$16,509	$13,806
Short term investments - other	14	14
Working capital	11,963	9,142

On June 30, 2024, we had cash and cash equivalents of $16.5 million, of which $6.6 million was held by our foreign subsidiaries, and $9.9 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of June 30, 2024, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2024, we had working capital of approximately $12.0 million, as compared to working capital of approximately $9.1 million as of December 31, 2023. The increase in working capital is due to increased collections from higher revenues and proceeds from stock option exercises in the period.

We did not have any material commitments for capital expenditures as of June 30, 2024.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. The Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $10.0 million with a maturity date of April 4, 2026. The Revolving Credit Facility’s borrowing base is calculated in accordance with the terms of the Credit Agreement and on the basis of 85% of eligible accounts, 85% of eligible foreign accounts up to $2.0 million and certain other reserves and adjustments. As of June 30, 2024, such borrowing base calculation equaled approximately $10.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 by December 31, 2024. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the six months ended June 30, 2024 and through the date of filing of this Report.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2024 was $6.3 million resulting from net income of $1.0 million, adjusted for non-cash expenses of $5.1 million and an increase in working capital of $0.2 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2023 was $4.2 million resulting from our net loss of $2.9 million, adjusted for non-cash expenses of $4.6 million and an increase in working capital of $2.5 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

For the six months ended June 30, 2024 and 2023, cash used in our investing activities was $4.1 million and $2.5 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the six months ended June 30, 2024 amounting to $4.1 million consisted of $2.5 million for the DDS segment, $1.0 million for the Agility segment and $0.6 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $6.0 million, a portion of which we may finance.

Net Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $0.4 million primarily from proceeds of stock option exercises of $0.8 million, offset in part by payment of long-term obligations of $0.3 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

First Amendment to the Credit Agreement, dated as of May 22, 2024, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as lender.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	August 8, 2024	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	August 8, 2024	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)