Form 10-Q
period 2024-09-30
INNODATA INC
filed 2024-11-07
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 1, 2024 was 29,000,324.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2024

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$26,364	$13,806
Short term investments – other	14	14
Accounts receivable, net of allowance for credit losses	23,186	14,288
Prepaid expenses and other current assets	5,221	3,969
Total current assets	54,785	32,077
Property and equipment, net	3,325	2,281
Right-of-use-asset, net	4,435	5,054
Other assets	1,771	2,445
Deferred income taxes, net	7,890	1,741
Intangibles, net	13,880	13,758
Goodwill	2,084	2,075
Total assets	$88,170	$59,431

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,494	$2,662
Accrued expenses	4,198	3,060
Accrued salaries, wages and related benefits	9,619	7,799
Deferred revenues	6,500	3,523
Income and other taxes	3,961	3,848
Long-term obligations - current portion	1,166	1,261
Operating lease liability - current portion	855	782
Total current liabilities	29,793	22,935
Deferred income taxes, net	30	22
Long-term obligations, net of current portion	7,311	6,778
Operating lease liability, net of current portion	4,027	4,701
Total liabilities	41,161	34,436
Commitments and contingencies	-	-
Non-controlling interests	(700)	(708)

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 32,184,000 shares issued and 29,000,000 outstanding at September 30, 2024 and 31,937,000 shares issued and 28,753,000 outstanding at December 31, 2023	322	320
Additional paid-in capital	46,744	43,152
Retained earnings (Deficit)	8,681	(9,683)
Accumulated other comprehensive loss	(1,573)	(1,621)
	54,174	32,168
Less: treasury stock, 3,184,000 shares at September 30, 2024 and December 31, 2023, at cost	(6,465)	(6,465)
Total stockholders’ equity	47,709	25,703
Total liabilities, non-controlling interests and stockholders’ equity	$88,170	$59,431

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2024	2023

Revenues	$52,224	$22,169
Direct operating costs	30,893	13,945
Selling and administrative expenses	9,910	7,401
Interest (income) expense, net	(26)	66
	40,777	21,412

Income before provision for income taxes	11,447	757

Provision for (benefit from) income taxes	(5,944)	374

Consolidated net income	17,391	383
Income attributable to non-controlling interests	2	12
Net Income attributable to Innodata Inc. and Subsidiaries	$17,389	$371

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.60	$0.01
Diluted	$0.51	$0.01

Weighted average shares outstanding:
Basic	28,994	28,459
Diluted	34,007	32,463

Comprehensive Income:
Consolidated net income	$17,391	$383
Pension liability adjustment, net of taxes	(1)	(4)
Foreign currency translation adjustment	245	24
Change in fair value of derivatives, net of taxes	221	(178)
Other comprehensive income (loss)	465	(158)
Total comprehensive income	17,856	225
Comprehensive income attributed to non-controlling interest	2	12
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$17,854	$213

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2024	2023
Revenues	$111,281	$60,663
Direct operating costs	70,964	39,534
Selling and administrative expenses	27,235	22,772
Interest (income) expense, net	(55)	122
	98,144	62,428
Income (loss) before provision for income taxes	13,137	(1,765)

Provision for (benefit from) income taxes	(5,235)	780
Consolidated net income (loss)	18,372	(2,545)
Income attributable to non-controlling interests	8	15
Net Income (loss) attributable to Innodata Inc. and Subsidiaries	$18,364	$(2,560)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.64	$(0.09)
Diluted	$0.55	$(0.09)

Weighted average shares outstanding:
Basic	28,873	27,930
Diluted	33,297	27,930

Comprehensive Income (Loss):
Consolidated net income (loss)	$18,372	$(2,545)
Pension liability adjustment, net of taxes	(2)	(13)
Foreign currency translation adjustment	37	151
Change in fair value of derivatives, net of taxes	13	353
Other comprehensive income	48	491
Total comprehensive income (loss)	18,420	(2,054)
Comprehensive income attributed to non-controlling interest	8	15
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$18,412	$(2,069)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net income (loss)	$18,372	$(2,545)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,219	3,479
Stock-based compensation	2,881	2,998
Deferred income taxes	(6,153)	(120)
Pension cost	948	791
Changes in operating assets and liabilities:
Accounts receivable	(8,834)	(1,198)
Prepaid expenses and other current assets	(1,222)	449
Other assets	673	(243)
Accounts payable and accrued expenses	1,892	268
Deferred revenues	2,977	702
Accrued salaries, wages and related benefits	1,822	1,019
Income and other taxes	109	189
Net cash provided by operating activities	17,684	5,789

Cash flows from investing activities:
Capital expenditures	(5,522)	(4,320)
Proceeds from sale of short term investments - others	-	494
Net cash used in investing activities	(5,522)	(3,826)

Cash flows from financing activities:
Proceeds from exercise of stock options	810	3,158
Withholding taxes on net settlement of restricted stock units	(97)	-
Payment of long-term obligations	(516)	(329)
Net cash provided by financing activities	197	2,829

Effect of exchange rate changes on cash and cash equivalents	199	228

Net increase in cash and cash equivalents	12,558	5,020

Cash and cash equivalents, beginning of period	13,806	9,792
Cash and cash equivalents, end of period	$26,364	$14,812

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for restricted stock	$97	$-
Cash paid for income taxes	$765	$501
Cash paid for operating leases	$1,085	$1,186
Cash paid for interest	$190	$295

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2024	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$25,703
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	989	-	-	-	989
Stock-based compensation	-	-	1,034	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$27,561
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(14)	-	-	-	(14)
Stock-based compensation	-	-	992	-	-	-	-	992
Stock option exercises	235	2	781	-	-	-	-	783
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	(97)
Foreign currency translation adjustment	-	-	-	-	(78)	-	-	(78)
Change in fair value of derivatives, net of taxes	-	-	-	-	(174)	-	-	(174)
June 30, 2024	32,172	$322	$45,862	$(8,708)	$(2,038)	(3,184)	$(6,465)	$28,973
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	17,389	-	-	-	17,389
Stock-based compensation	-	-	855	-	-	-	-	855
Stock option exercises	12	-	27	-	-	-	-	27
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	245	-	-	245
Change in fair value of derivatives, net of taxes	-	-	-	-	221	-	-	221
September 30, 2024	32,184	$322	$46,744	$8,681	$(1,573)	(3,184)	$(6,465)	$47,709
January 1, 2023	30,589	$306	$35,815	$(8,775)	$(2,108)	(3,184)	$(6,465)	$18,773
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(2,116)	-	-	-	(2,116)
Stock-based compensation	-	-	962	-	-	-	-	962
Stock option exercises	148	1	320	-	-	-	-	321
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	-	60	-	-	60
Change in fair value of derivatives, net of taxes	-	-	-	-	423	-	-	423
March 31, 2023	30,734	$307	$37,097	$(10,891)	$(1,630)	(3,184)	$(6,465)	$18,418
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(815)	-	-	-	(815)
Stock-based compensation	-	-	1,019	-	-	-	-	1,019
Stock option exercises	749	8	1,850	-	-	-	-	1,858
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	67	-	-	67
Change in fair value of derivatives, net of taxes	-	-	-	-	108	-	-	108
June 30, 2023	31,483	$315	$39,966	$(11,706)	$(1,459)	(3,184)	$(6,465)	$20,651
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	371	-	-	-	371
Stock-based compensation	-	-	1,017	-	-	-	-	1,017
Stock option exercises	411	4	975	-	-	-	-	979
Pension liability adjustments, net of taxes	-	-	-	-	(4)	-	-	(4)
Foreign currency translation adjustment	-	-	-	-	24	-	-	24
Change in fair value of derivatives, net of taxes	-	-	-	-	(178)	-	-	(178)
September 30, 2023	31,894	$319	$41,958	$(11,335)	$(1,617)	(3,184)	$(6,465)	$22,860

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2024 and December 31, 2023, the results of its operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $1.0 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom pound sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2024 and December 31, 2023 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately $0.5 million and ($0.1) million for the three months ended September 30, 2024 and 2023, and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress were $3.0 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively. The cumulative completed capitalized developed software was $19.3 million and $15.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the deferred tax assets of entities in the U.S., Canada and Europe (principally Germany and the United Kingdom) will be realizable or not.

The Company assessment for the U.S. entities during the three months ended September 30, 2024 yielded strong persuasive positive evidence enabling the release of the valuation allowance for the U.S. deferred tax assets under “ASC Topic 740-10-30-22 – Accounting for Income Taxes”.

As the expectation of future taxable income of the Canadian and European entities cannot be predicted with reasonable accuracy, the Company maintains a valuation allowance against the deferred tax assets of these entities.

The Company accounts for income taxes regarding uncertain tax positions and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. We expect to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the Deferred revenue balances as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Deferred revenues	$6,500	$3,523

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three and nine months ended as of September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at the beginning of period	$4,770	$3,036	$3,523	$4,366
Net deferred revenue in the period	2,773	3,499	18,101	11,558
Revenue recognized	(1,250)	(1,331)	(15,240)	(10,831)
Currency translations and other adjustments	207	(136)	116	(25)
Balance at the end of period	$6,500	$5,068	$6,500	$5,068

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

	September 30,	December 31,
	2024	2023
Certificates of deposit	$14	$14
Total	$14	$14

3.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Gross Accounts receivable	$24,665	$15,505
Allowance for credit losses	(1,479)	(1,217)
Accounts receivable, net	$23,186	$14,288

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for the credit losses for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,433	$1,220	$1,217	$1,213
Additions charged to expense	168	34	401	366
Write-offs against allowance	(128)	(28)	(145)	(359)
Foreign currency translation adjustment	6	(5)	6	1
Balance at end of period	$1,479	$1,221	$1,479	$1,221

4.Goodwill and Intangible Assets

Goodwill

As of September 30, 2024, the Company performed its annual goodwill impairment analysis on one of its reporting units, the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

The change in the carrying amount of goodwill for the nine months ended September 30, 2024 was as follows (in thousands):

Balance - January 1, 2024	$2,075
Foreign currency translation adjustment	9
Balance - September 30, 2024	$2,084

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million for each of the periods ended September 30, 2024 and December 31, 2023.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	September 30, 2024
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,886)	$1	$175
Customer relationships	2,144	(1,813)	(11)	320
Trademarks and tradenames	862	(819)	1	44
Patents	44	(44)	-	-
Media Contact Database	3,546	(2,925)	14	635
Total Acquired Intangible Assets	$9,656	$(8,487)	$5	$1,174

Capitalized Developed Software
Capitalized Developed Software	$19,299	$(9,508)	$(128)	$9,663
Capitalized Developed Software - in Progress	3,044	-	(1)	3,043
Total Capitalized Developed Software	$22,343	$(9,508)	$(129)	$12,706

Total	$31,999	$(17,995)	$(124)	$13,880

	December 31, 2023
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,640)	$7	$366
Customer relationships	2,096	(1,645)	10	461
Trademarks and tradenames	852	(774)	2	80
Patents	43	(40)	-	3
Media Contact Database	3,492	(2,621)	16	887
Total Acquired Intangible Assets	$9,482	$(7,720)	$35	$1,797

Capitalized Developed Software
Capitalized Developed Software	$15,216	$(6,862)	$138	$8,492
Capitalized Developed Software - in Progress	3,480	-	(11)	3,469
Total Capitalized Developed Software	$18,696	$(6,862)	$127	$11,961

Total	$28,178	$(14,582)	$162	$13,758

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended September 30, 2024 and 2023. Amortization expense relating to acquired intangible assets was $0.6 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense relating to capitalized developed software was $1.0 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense relating to capitalized developed software was $2.5 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2024	$2,202
2025	5,041
2026	3,757
2027	1,336
2028	732
Thereafter	812
$13,880

5.Income Taxes

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations.

The estimated annual effective tax rate applied to the nine-month period ended September 30, 2024 differs from the U.S. federal statutory rate of 21% principally due to the release of the U.S. valuation allowance, state income taxes and provision on uncertain tax positions.

The estimated annual effective tax rate applied to the nine-month period ended September 30, 2023 differs from the U.S. federal statutory rate of 21% principally due to the change in valuation allowance, tax effect of foreign operations, and Section 162(m) of the Internal Revenue Code of 1986, as amended, offset in part by the effect of stock-based compensation expense.

During the third quarter of 2024, the Company determined it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the United States, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the United States, as well as expectations regarding the generation of future taxable income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliations of the U.S. federal statutory rate with the Company’s effective tax rate for the nine months ended September 30, 2024 and 2023, respectively, are summarized in the table below:

	For the Nine Months
	Ended September 30,
	2024	2023
Federal income tax expense (benefit) at statutory rate	21.0%	(21.0)%
Effect of:
GILTI provisions	2.8	—
Withholding tax	0.8	6.0
Tax effects of foreign operations	0.8	35.7
Foreign operations permanent differences - foreign exchange gains and losses	0.3	(2.4)
Section 162 (m)	0.0	32.2
Effect of stock-based compensation	(0.4)	(74.3)
Foreign rate differential	(0.7)	(4.7)
Deemed interest	(0.9)	(8.4)
Return to provision true up	(1.4)	(4.6)
Change in unrecognized tax benefits (ASC 740)	(3.1)	6.9
State income tax net of federal benefit	(4.5)	1.1
Change in valuation allowance	(54.6)	77.3
Other	0.1	0.4
Effective tax rate	(39.8)%	44.2%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2024 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2024	$1,942
Increase for current period tax positions	179
Decrease for prior year tax positions	(662)
Interest accrual	78
Foreign currency remeasurement	(17)
Balance - September 30, 2024	$1,520

During the three and nine months ended September 30, 2024, the Company reversed an accrual for $0.6 million in unrecognized tax benefits for a subsidiary because the examination period for an open tax year had prescribed. The Company expects that unrecognized tax benefits as of September 30, 2024, if recognized, would have a material impact on the Company’s effective tax rate.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Rent expense for long-term operating leases	$314	$311	$943	$932
Rent expense for short-term leases	51	77	142	254
Total rent expense	$365	$388	$1,085	$1,186

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2024 (in thousands):

Year	Amount
2024	$324
2025	1,312
2026	1,339
2027	1,283
2028	1,014
2029 and thereafter	866
Total lease payments	6,138
Less: Interest	(1,256)
Net present value of lease liabilities	$4,882

Current portion	$855
Long-term portion	4,027
Total	$4,882

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of September 30, 2024 were as follows:

Weighted-average lease term remaining	55 months
Weighted-average discount rate	9.39%

7.Long-term obligations

Total long-term obligations as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Pension obligations - accrued pension liability	$7,941	$7,128
Microsoft licenses (1)	536	911
	8,477	8,039
Less: Current portion of long-term obligations	1,166	1,261
Totals	$7,311	$6,778

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

On February 21, 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). On October 30, 2024 the presiding judge in the Securities Class Action appointed a lead plaintiff and approved the lead plaintiff’s choice of counsel. The Securities Class Action complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to defend itself vigorously, but the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Subsequently, on March 25, 2024, the Company received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement (the “SEC”), requesting the Company preserve certain documents and data; on August 7, 2024 the Company received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) requesting the Company to produce certain documents; and on September 23, 2024 the Company received a subpoena from the SEC requesting certain information. The Company believes that the SEC and DOJ requests are related to the conduct alleged in the Securities Class Action, and is cooperating with these investigations. The Company is unable to predict when these matters will be resolved or what further action, if any, the SEC or DOJ may take in connection with it.

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

(Unaudited)

9.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Direct operating costs	$43	$85	$200	$210
Selling and administrative expenses	812	932	2,681	2,788
Total stock-based compensation	$855	$1,017	$2,881	$2,998

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during each of the nine-month periods ended September 30, 2024 and 2023 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	(159,232)	4.07	-	-
Forfeited/Expired	(4,001)	6.96	-	-
Outstanding at September 30, 2024	5,175,929	$3.19	5.62	$70,306,343

Exercisable at September 30, 2024	3,586,369	$2.45	4.78	$51,361,592

Vested and Expected to vest at September 30, 2024	5,175,929	$3.19	5.62	$70,306,343

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	6,690,490	$3.09	7.19	$5,989,709
Granted*	25,000	3.31	-	-
Exercised	(1,282,729)	2.35	-	-
Forfeited/Expired	(88,866)	6.27	-	-
Outstanding at September 30, 2023	5,343,895	$3.22	6.64	$28,380,482

Exercisable at September 30, 2023	3,375,931	$2.15	5.57	$21,534,891

Vested and Expected to vest at September 30, 2023	5,343,895	$3.22	6.64	$28,380,482

* Granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the nine-month periods ended September 30, 2024 and 2023 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	(47,596)	3.41	-	-
Forfeited/Expired	(9,668)	5.40	-	-
Outstanding at September 30, 2024	866,307	$3.39	8.01	$11,591,122

Exercisable at September 30, 2024	339,613	$3.36	7.99	$4,554,490

Vested and Expected to vest at September 30, 2024	866,307	$3.39	8.01	$11,591,122

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2023	1,027,500	$3.46	9.75	$-
Granted	3,000	13.05	-	-
Exercised	(25,000)	6.40	-	-
Forfeited/Expired	(42,000)	3.41	-	-
Outstanding at September 30, 2023	963,500	$3.41	9.02	$4,944,660

Exercisable at September 30, 2023	157,000	$3.24	8.95	$830,740

Vested and Expected to vest at September 30, 2023	963,500	$3.41	9.02	$4,944,660

There were no options granted during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, a total of 206,828 options were exercised at an average exercise price of $3.92.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Weighted average fair value of options granted	$-	$2.56
Risk-free interest rate	-	4.34%
Expected term (years)	-	6.0
Expected volatility factor	-	75.35%
Expected dividends	-	-

The compensation cost related to non-vested stock options not yet recognized as of September 30, 2024 totaled approximately $1.2 million. The weighted-average period over which these costs will be recognized is nine months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

There were no outstanding awards of restricted stock under the Equity Plans during each of the nine-month periods ended September 30, 2024 and 2023.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the nine-month periods ended September 30, 2024 and 2023 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	28,973	15.10
Vested	(48,761)	8.42
Forfeited/Expired	(995)	8.29
Unvested at September 30, 2024	728,973	$5.96

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2023	700,000	$5.59
Granted	28,804	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at September 30, 2023	728,804	$5.70

There were a total of 28,973 restricted stock units granted to non-employee directors during the nine months ended September 30, 2024.

There were 200,000 and 528,973 outstanding restricted stock unit awards under the 2013 Plan and 2021 Plan, respectively, as of September 30, 2024.

The compensation cost related to non-vested restricted stock units not yet recognized as of September 30, 2024 totaled approximately $2.6 million. The weighted-average period over which these costs will be recognized is five months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Comprehensive income (loss)

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2024 and 2023, and reclassifications from accumulated other comprehensive loss for the three and nine-month periods, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2024	$(413)	$(167)	$(1,458)	$(2,038)
Other comprehensive income before reclassifications, net of taxes	-	198	245	443
Total other comprehensive income (loss) before reclassifications, net of taxes	(413)	31	(1,213)	(1,595)
Net amount reclassified to earnings	(1)	23	-	22
Balance at September 30, 2024	$(414)	$54	$(1,213)	$(1,573)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(8)	37	29
Total other comprehensive income (loss) before reclassifications, net of taxes	(412)	33	(1,213)	(1,592)
Net amount reclassified to earnings	(2)	21	-	19
Balance at September 30, 2024	$(414)	$54	$(1,213)	$(1,573)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2023	$(95)	$166	$(1,530)	$(1,459)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(137)	24	(113)
Total other comprehensive income (loss) before reclassifications, net of taxes	(95)	29	(1,506)	(1,572)
Net amount reclassified to earnings	(4)	(41)	-	(45)
Balance at September 30, 2023	$(99)	$(12)	$(1,506)	$(1,617)

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

Taxes related to each component of other comprehensive loss were not material for each of the three and nine-month periods presented and therefore not disclosed separately.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues from external customers, segment operating profit (loss), and other reportable segment information are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
DDS	$44,694	$16,003	$89,810	$41,929
Synodex	1,935	1,728	5,792	5,705
Agility	5,595	4,438	15,679	13,029
Total Consolidated	$52,224	$22,169	$111,281	$60,663

Income (loss) before provision for income taxes(1):
DDS	$10,788	$970	$11,760	$473
Synodex	259	(288)	604	(420)
Agility	400	75	773	(1,818)
Total Consolidated	$11,447	$757	$13,137	$(1,765)

Income (loss) before provision for income taxes(2):
DDS	$10,641	$827	$11,317	$36
Synodex	381	(154)	973	(19)
Agility	425	84	847	(1,782)
Total Consolidated	$11,447	$757	$13,137	$(1,765)

	September 30, 2024	December 31, 2023
Total assets:
DDS	$63,766	$37,232
Synodex	4,427	3,379
Agility	19,977	18,820
Total Consolidated	$88,170	$59,431

	September 30, 2024	December 31, 2023
Goodwill:
Agility	$2,084	$2,075
Total	$2,084	$2,075

(1)	Before elimination of any inter-segment profits
(2)	After elimination of any inter-segment profits

Revenues for the three and nine-month periods ended September 30, 2024, and 2023 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$43,237	$13,273	$84,910	$35,469
United Kingdom	2,586	2,589	7,200	8,042
Canada	2,281	2,538	6,791	6,343
The Netherlands	1,880	1,911	5,924	5,396
Others - principally other European countries	2,240	1,858	6,456	5,413
Totals	$52,224	$22,169	$111,281	$60,663

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets as of September 30, 2024 and December 31, 2023 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2024	2023
United States	$10,287	$9,101

Foreign countries:
Canada	6,800	7,328
United Kingdom	915	1,028
Philippines	3,466	3,484
India	1,616	1,791
Sri Lanka	565	423
Israel	70	13
Germany	5	-
Total foreign	13,437	14,067
Totals	$23,724	$23,168

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.4 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively.

One customer in the DDS segment generated approximately 59% and 11% of the Company’s total revenues for the three months ended September 30, 2024 and 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further revenues from non-U.S. customers accounted for 17% and 40% of the Company’s total revenues for the three months ended September 30, 2024 and 2023, respectively.

One customer in the DDS segment generated approximately 44% of the Company’s total revenues for the nine months ended September 30, 2024. Two other customers in the DDS segment generated approximately 10.2% and 10% of the Company’s total revenues for the nine months ended September 30, 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 24% and 42% of the Company’s total revenues for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, approximately 14% of the Company’s accounts receivable was due from foreign (principally European) customers and 55% of the Company’s accounts receivable was due from one customer. As of December 31, 2023, approximately 31% of the Company’s accounts receivable was due from foreign (principally European) customers and 53% of the Company’s accounts receivable was due from three customers. No other customer accounted for 10% or more of the accounts receivable as of September 30, 2024 and December 31, 2023.

12.Income (Loss) Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$17,389	$371	$18,364	$(2,560)
Weighted average common shares outstanding	28,994	28,459	28,873	27,930
Dilutive effect of outstanding options	5,013	4,004	4,424	-
Adjusted for dilutive computation	34,007	32,463	33,297	27,930

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

Options to purchase 6.0 million shares of common stock for the three months and nine months ended September 30, 2024 were outstanding and included in the computation of diluted income per share.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $10.4 million and $10.5 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2024	2023
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$54	$41

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gain (loss) recognized in OCI(1)	$(198)	$137	$8	$74
Net (gain) loss reclassified from accumulated OCI into income(2)	$23	$(41)	$21	$427
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of September 30, 2024, such borrowing base calculation equaled approximately $17.9 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the nine months ended September 30, 2024 or during the subsequent period through the filing date of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts, including between Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict and increased hostilities between Hezbollah and Israel and Iran and Israel; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (DDS) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; our DDS segment’s revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; the Company’s ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Business Overview

Innodata Inc. (Nasdaq: INOD) (including its subsidiaries, the “Company,” “Innodata,” “we,” “us” or “our”) is a global data engineering company. We believe that data and Artificial Intelligence (“AI”) are inextricably linked. Our mission is to help the world’s leading technology companies and enterprises drive Generative AI / AI innovation, which we believe will contribute to a safer and more prosperous world.

Innodata was founded on a simple idea: engineer the highest quality data so organizations across broad industry segments could make smarter decisions. Today, we believe we are delivering the highest quality data for some of the world’s most innovative technology companies to use to train the AI models of the future.

AI holds the promise that computers can perceive and understand the world, enabling products and services that would have been previously unimaginable and impossible with traditional coding. AI learns from data, and the highest-performing AI will have learned from the highest-quality data. We believe that we can contribute meaningfully by harnessing our capabilities, honed over 35+ years, in collecting and annotating data at scale with consistency and high accuracy.

We are also helping companies deploy and integrate AI into their operations and products and providing innovative AI-enabled industry platforms, helping ensure that our customers’ businesses are prepared for a world in which machines augment human activity in ways previously unimaginable.

We developed our capabilities and honed our approaches progressively over the last 35+ years creating high-quality data for many of the world’s most demanding information companies. Approximately eight years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI and machine learning (“ML”) to drive performance benefits and business insights.

Our historical core competency in high-quality data, combined with these R&D efforts in applied AI, created the foundation for the evolution of our offerings, which include AI Data Preparation, AI Model Deployment and Integration, and AI-Enabled Industry Platforms.

AI Data Preparation

For several of the world’s large technology companies, we support their efforts at building generative AI foundation models. For these companies, we provide or are poised to provide a range of scaled data solutions and services. Our scaled data solutions include providing instruction data sets for fine-tuning large language models (“LLMs”) to understand prompts, to accept instruction, to converse, to apparently reason, and to perform the myriad of incredible feats that many of us have now experienced. We also provide reinforcement learning and reward modeling, services which are critical to provide the guardrails against toxic, bias and harmful responses, and model evaluation services.

For social media companies, robotics companies, financial services companies, and many others, we collect or create training data, annotate training data, and train AI algorithms for working with images, text, video, audio, code and sensor data.

We utilize a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, we use our proprietary data annotation platform that incorporates AI to reduce costs while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations we conceived of in the course of its 35+ year history of creating high-quality data.

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

AI-Enabled Industry Platforms

Our AI-enabled industry platforms address specific, niche market requirements we believe we can innovate with AI/ML technologies. We deploy these industry platforms as software-as-a-service (“SaaS”) and as managed services. These platforms benefit from our technology infrastructure, our industry-specific knowledge, our strong customer relationships and experience merging technology with the business processes of our customers. To date, we have built an industry platform for medical records data extraction and transformation (which we brand as “Synodex®”) and an industry platform for public relations (which we brand as “Agility PR Solutions”). We are in the development with an additional AI-enabled industry platform to serve financial services institutions.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenues less direct operating costs attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP, plus depreciation and amortization of intangible assets, stock-based compensation, non-recurring severance and other one-time costs included within direct operating cost.

We define Adjusted Gross Margin by dividing Adjusted Gross Profit over total U.S. GAAP revenues.

We use Adjusted Gross Profit and Adjusted Gross Margin to evaluate results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2024	2023	2024	2023

Gross Profit attributable to Innodata Inc. and Subsidiaries	$21,331	$8,224	$40,317	$21,129
Depreciation and amortization	1,513	1,209	4,147	3,398
Severance**	-	-	-	327
Stock-based compensation	43	85	200	210
Adjusted Gross Profit	$22,887	$9,518	$44,664	$25,064

Gross Margin	41%	37%	36%	35%
Adjusted Gross Margin	44%	43%	40%	41%

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2024	2023	2024	2023

Gross Profit attributable to DDS Segment	$17,610	$5,789	$30,247	$14,346
Depreciation and amortization	648	300	1,441	730
Severance**	-	-	-	28
Stock-based compensation	38	75	176	186
Adjusted Gross Profit	$18,296	$6,164	$31,864	$15,290

Gross Margin	39%	36%	34%	34%
Adjusted Gross Margin	41%	39%	35%	36%

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2024	2023	2024	2023

Gross Profit attributable to Synodex Segment	$483	$1	$1,338	$499
Depreciation and amortization	112	155	406	479
Severance**	-	-	-	-
Stock-based compensation	1	1	1	1
Adjusted Gross Profit	$596	$157	$1,745	$979

Gross Margin	25%	0%	23%	9%
Adjusted Gross Margin	31%	9%	30%	17%

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2024	2023	2024	2023

Gross Profit attributable to Agility Segment	$3,238	$2,434	$8,732	$6,284
Depreciation and amortization	753	754	2,300	2,189
Severance**	-	-	-	299
Stock-based compensation	4	9	23	23
Adjusted Gross Profit	$3,995	$3,197	$11,055	$8,795

Gross Margin	58%	55%	56%	48%
Adjusted Gross Margin	71%	72%	71%	68%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2024	2023	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$17,389	$371	$18,364	$(2,560)
Provision for (benefit from) income taxes	(5,944)	374	(5,235)	780
Interest expense	21	163	190	295
Depreciation and amortization	1,535	1,237	4,219	3,479
Severance**	-	-	-	580
Stock-based compensation	855	1,017	2,881	2,998
Non-controlling interests	2	12	8	15
Adjusted EBITDA - Consolidated	$13,858	$3,174	$20,427	$5,587

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2024	2023	2024	2023
Net income (loss) attributable to DDS Segment	$16,526	$444	$16,492	$(751)
Provision for (benefit from) income taxes	(5,887)	371	(5,183)	772
Interest expense	20	162	187	291
Depreciation and amortization	670	328	1,513	811
Severance**	-	-	-	33
Stock-based compensation	760	854	2,523	2,524
Non-controlling interests	2	12	8	15
Adjusted EBITDA - DDS Segment	$12,091	$2,171	$15,540	$3,695

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2024	2023	2024	2023
Net income (loss) attributable to Synodex Segment	$381	$(154)	$973	$(19)
Depreciation and amortization	112	155	406	479
Severance**	-	-	-	6
Stock-based compensation	38	60	136	177
Adjusted EBITDA - Synodex Segment	$531	$61	$1,515	$643

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2024	2023	2024	2023
Net income (loss) attributable to Agility Segment	$482	$81	$899	$(1,790)
Provision for (benefit from) income taxes	(57)	3	(52)	8
Interest expense	1	1	3	4
Depreciation and amortization	753	754	2,300	2,189
Severance**	-	-	-	541
Stock-based compensation	57	103	222	297
Adjusted EBITDA - Agility Segment	$1,236	$942	$3,372	$1,249

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2024 and 2023

Revenues

Total revenues were $52.2 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $30.0 million or approximately 136%.

Revenues from the DDS segment were $44.7 million and $16.1 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $28.6 million or approximately 178%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $1.9 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.2 million or 12%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $5.6 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.2 million or approximately 27%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 59% and 11% of the Company’s total revenues for the three months ended September 30, 2024 and 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 17% and 40% of the Company’s total revenues for the three months ended September 30, 2024 and 2023, respectively.

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

Direct operating costs were $30.9 million and $13.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $17.0 million or 122%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $15.6 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; an unfavorable impact of foreign exchange rate fluctuations of $0.6 million, higher depreciation and amortization of capitalized developed software of $0.3 million; higher AWS and other cloud subscriptions of $0.3 million; and higher content costs of $0.2 million. Direct operating costs as a percentage of total revenues were 59% and 63% for the three months ended September 30, 2024 and 2023, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments and lower direct operating costs in the Synodex segment; offset in part by higher direct operating costs in the DDS and Agility segments.

Direct operating costs for the DDS segment were $27.0 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $16.8 million or 165%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $15.7 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; an unfavorable impact of foreign exchange rate fluctuations of $0.6 million; higher depreciation and amortization of capitalized developed software of $0.3 million; and higher AWS and other cloud subscriptions of $0.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 60% and 63% for the three months ended September 30, 2024 and 2023, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.2 million or 12%. The decrease in direct operating costs was primarily due to the effect of the cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.2 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 79% and 100% for the three months ended September 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher revenues and a decrease in direct operating costs.

Direct operating costs for the Agility segment were $2.4 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.4 million or 20%. The increase in direct operating costs was a result of higher direct labor costs of $0.1 million; higher content costs of $0.2 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 43% and 45% for the three months ended September 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $21.3 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively. The $13.1 million increase in gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 41% and 37% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment; offset in part by higher direct operating costs in the DDS and Agility segments.

Gross profit for the DDS segment was $17.6 million and $5.8 million for the three months ended September 30, 2024 and 2023, respectively. The $11.8 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 39% and 36% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.5 million and breakeven for the three months ended September 30, 2024 and 2023, respectively. The $0.5 million increase in gross profit for the Synodex segment was primarily due to higher revenues and lower direct operating costs. Gross margin for the Synodex segment was 25% and 0% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Gross profit for the Agility segment was $3.2 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The $0.8 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 58% and 55% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were $9.9 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.5 million or 34%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.5 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.8 million; and an increase in other selling and administrative expenses of $0.3 million; offset in part by lower provision for credit losses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 19% and 33% for the three months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments and lower selling and administrative expenses in the Synodex segment, offset in part by higher selling and administrative expenses in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $7.0 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.1 million or 43%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $1.2 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.8 million and an increase in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 16% and 30% for the three months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.1 million or 50%. The decrease in selling and administrative expenses was primarily attributable to lower labor costs of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 5% and 12% for the three months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable due to higher revenues and lower selling and administrative expenses.

Selling and administrative expenses for the Agility segment were $2.8 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.5 million or 22%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.4 million, primarily on account of new hires, salary increases, incentives and bonuses awarded and an increase in other selling and administrative expenses of $0.2 million; offset in part by lower provision for credit losses of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 50% and 52% for the three months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues, offset in part by higher selling and administrative expenses.

Income Taxes

We recorded a benefit from income taxes of $5.9 million and provision for income taxes of $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The higher tax benefit recognized is primarily due to the determination made by the Company in the third quarter of 2024 that it was more likely than not that the Company would be able to realize the benefit of a portion of the deferred tax assets in the United States, resulting from the release of the valuation allowance on our U.S. deferred tax assets.

Net Income

Net income was $17.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The $17.0 million increase was a result of higher revenue in all segments and lower direct operating costs and selling and administrative expenses in the Synodex segment, offset in part by higher direct operating costs and selling and administrative expenses in the DDS and Agility segments, and a change in income tax provision in the current quarter resulting from the release of the valuation allowance on our U.S. deferred tax assets.

Net income for the DDS segment was $16.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The $16.1 million increase was primarily attributable to higher revenues, offset in part by higher direct operating costs and selling and administrative expenses, and a change in income tax provision in the current quarter resulting from the release of the valuation allowance on our U.S. deferred tax assets.

The Synodex segment had a net income of $0.4 million and a net loss of $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The $0.6 million change was due to higher revenues and lower direct operating costs and selling and administrative expenses in the current quarter.

Net income for the Agility segment was $0.5 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The $0.4 million increase was due to higher revenues, offset in part by higher direct operating costs, and higher selling and administrative expenses in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $22.9 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively. The $13.4 million increase in adjusted gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Adjusted gross margin was 44% and 43% for the three months ended September 30, 2024 and 2023, respectively. The increase in adjusted gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments.

Adjusted gross profit for the DDS segment was $18.3 million and $6.2 million for the three months ended September 30, 2024 and 2023, respectively. The $12.1 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 39% for the three months ended September 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $0.6 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The $0.5 million increase in adjusted gross profit in the Synodex segment was due to higher revenues and lower direct operating costs. Adjusted gross margin for the Synodex segment was 31% and 9% for the three months ended September 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues and lower direct operating costs.

Adjusted gross profit for the Agility segment was $4.0 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The $0.8 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 71% and 72% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $13.9 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The $10.7 million increase in Adjusted EBITDA was due to higher net income and higher depreciation and amortization, offset in part by a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets, lower stock-based compensation and interest expense in the current quarter.

Adjusted EBITDA for the DDS segment was $12.1 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively. The $9.9 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income and higher depreciation and amortization, offset in part by a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets, lower interest expense and stock-based compensation in the current quarter.

Adjusted EBITDA for the Synodex segment was $0.5 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The $0.4 million increase in Adjusted EBITDA in the Synodex segment was due to higher net income in the current quarter.

Adjusted EBITDA for the Agility segment was $1.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. The $0.3 million increase in Adjusted EBITDA in the Agility segment was due to higher net income in the current quarter.

Nine Months Ended September 30, 2024 and 2023

Revenues

Total revenues were $111.3 million and $60.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $50.6 million or approximately 83%.

Revenues from the DDS segment were $89.8 million and $42.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $47.8 million or approximately 114%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $5.8 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.1 million or approximately 2%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $15.7 million and $13.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $2.7 million or approximately 21%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 44% of the Company’s total revenues for the nine months ended September 30, 2024. Two other customers in the DDS segment generated approximately 10.2% and 10 % of the Company’s total revenues for the nine months ended September 30, 2023, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 24% and 42% of the Company’s total revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

Direct operating costs were $71.0 million and $39.5 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $31.5 million or 80%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $26.4 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.5 million; higher depreciation and amortization of capitalized developed software of $0.7 million; higher content costs of $0.6 million; higher AWS and other cloud subscriptions of $0.5 million and an increase in other direct operating costs of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.3 million. Direct operating costs as a percentage of total revenues were 64% and 65% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments and lower direct operating costs in the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments.

Direct operating costs for the DDS segment were $59.6 million and $27.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $32.0 million or 116%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $27.5 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.5 million; higher depreciation and amortization of capitalized developed software of $0.7 million; higher AWS and other cloud subscriptions of $0.5 million and an increase in other direct operating costs of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.3 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 66% for each of the nine-month periods ended September 30, 2024 and 2023.

Direct operating costs for the Synodex segment were $4.5 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.7 million or 13%. The decrease in direct operating costs was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.7 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 78% and 91% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to a decrease in direct operating costs and higher revenues.

Direct operating costs for the Agility segment were $6.9 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.2 million or 3%. The increase was primarily due to higher content costs of $0.6 million, offset in part by lower direct labor costs of $0.4 million including severance, primarily due to the effect of our cost optimization initiatives completed in 2023. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 44% and 52% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $40.3 million and $21.1 million for the nine months ended September 30, 2024 and 2023, respectively. The $19.2 million increase in gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 36% and 35% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments.

Gross profit for the DDS segment was $30.2 million and $14.3 million for the nine months ended September 30, 2024 and 2023, respectively. The $15.9 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 34% for each of the nine-month periods ended September 30, 2024 and 2023.

Gross profit for the Synodex segment was $1.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.8 million increase in gross profit for the Synodex segment was primarily due to lower direct operating costs and higher revenues. Gross margin for the Synodex segment was 23% and 9% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues.

Gross profit for the Agility segment was $8.7 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.4 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 56% and 48% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were $27.2 million and $22.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $4.4 million or 19%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $2.6 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; offset in part by lower severance; higher professional fees of $1.4 million; higher expenses for marketing related activities of $0.3 million; an unfavorable impact of foreign exchange rate fluctuations of $0.1 million; and an increase in other selling and administrative expenses of $0.3 million; offset in part by lower provisions for credit losses of $0.3 million. Selling and administrative expenses as a percentage of total revenues were 24% and 38% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments and lower selling and administrative expenses in the Synodex and Agility segments, offset in part by higher selling and administrative expenses in the DDS segment.

Selling and administrative expenses for the DDS segment were $19.0 million and $14.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $4.8 million or 34%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $2.9 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $1.3 million; higher expenses for marketing related activities of $0.1 million and an increase in other selling and administrative expenses of $0.6 million; offset in part by lower provisions for credit losses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 21% and 34% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.2 million or 40%. The decrease in selling and administrative expenses was primarily attributable to lower selling and administrative labor costs of $0.1 million and a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 5% and 9% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to lower selling and administrative expenses and higher revenues.

Selling and administrative expenses for the Agility segment were $7.9 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.2 million or 2%. The decrease in selling and administrative expenses was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Agility segment. The decrease in selling and administrative expenses includes lower selling and administrative labor and related expenses of $0.2 million, primarily on account of headcount reduction and severance; lower provision for credit losses of $0.2 million; and a decrease in other selling and administrative expenses of $0.2 million; offset in part by an increase in marketing related activities of $0.2 million; higher professional fees of $0.1 million and an unfavorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 50% and 62% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues and lower selling and administrative expenses.

Income Taxes

We recorded a benefit from income taxes of $5.2 million and provision for income taxes of $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. (Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the nine-month periods ended September 30, 2024 and 2023).

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations. The estimated annual effective tax rate applied to the nine-month period ended September 30, 2024, differs from the U.S. federal statutory rate of 21% principally due to the release of the U.S. valuation allowance, state income taxes and provision on uncertain tax positions.

Net Income (Loss)

We had a net income of $18.4 million and a net loss of $2.6 million during the nine months ended September 30, 2024 and 2023, respectively. The $21.0 million change was a result of higher revenues in all segments and lower selling and administrative expenses and direct operating costs in the Synodex segment, a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case; offset in part by higher direct operating costs and selling and administrative expenses in the DDS segment for the period.

The DDS segment had a net income of $16.5 million and a net loss of $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $17.3 million change was primarily attributable to higher revenues, a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case in the period; offset in part by higher direct operating costs and selling and administrative expenses for the period.

Net income for the Synodex segment was $1.0 million and breakeven for the nine months ended September 30, 2024 and 2023, respectively. The $1.0 million change was due to lower direct operating costs and selling and administrative expenses and higher revenues for the period.

Net income for the Agility segment was $0.9 million and a net loss of $1.8 million for the nine months ended September 30, 2024 and 2023. The $2.7 million change was due to higher revenues for the period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $44.7 million and $25.1 million for the nine months ended September 30, 2024 and 2023, respectively. The $19.6 million increase in adjusted gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Adjusted gross margin was 40% and 41% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in adjusted gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments.

Adjusted gross profit for the DDS segment was $31.9 million and $15.3 million for the nine months ended September 30, 2024 and 2023, respectively. The $16.6 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 35% and 36% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $1.7 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.7 million increase in adjusted gross profit in the Synodex segment was due to lower direct operating costs and higher revenues. Adjusted gross margin for the Synodex segment was 30% and 17% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues.

Adjusted gross profit for the Agility segment was $11.1 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.3 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 71% and 68% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $20.4 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. The $14.8 million increase in Adjusted EBITDA was due to the net income in the current period compared to the net loss in the comparative period, higher depreciation and amortization, offset in part by a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets, lower non-recurring severance, and lower stock-based compensation for the period.

Adjusted EBITDA for the DDS segment was $15.5 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively. The $11.8 million increase in Adjusted EBITDA in the DDS Segment was due to the net income in the current period compared to the net loss in the comparative period, higher depreciation and amortization, offset in part by a change in income tax provision for the period resulting from the release of the valuation allowance on our U.S. deferred tax assets.

Adjusted EBITDA for the Synodex segment was $1.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.9 million increase in Adjusted EBITDA in the Synodex segment was due to the higher net income for the period.

Adjusted EBITDA for the Agility segment was $3.4 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The $2.2 million change in Adjusted EBITDA in the Agility segment was due to the net income in the current period compared to the net loss in the comparative period, higher depreciation and amortization, offset in part by lower non-recurring severance for the period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$26,364	$13,806
Short term investments - other	14	14
Working capital	24,992	9,142

On September 30, 2024, we had cash and cash equivalents of $26.4 million, of which $9.8 million was held by our foreign subsidiaries, and $16.6 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of September 30, 2024, to indefinitely reinvest the overseas funds in our foreign subsidiaries.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2024, we had working capital of approximately $25.0 million, as compared to working capital of approximately $9.1 million as of December 31, 2023. The increase in working capital is due to increased collections from higher revenues and proceeds from stock option exercises in the period, offset by capital expenditures during the period to build future capacity.

We did not have any material commitments for capital expenditures as of September 30, 2024.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, we entered into a second amendment (to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of September 30, 2024, such borrowing base calculation equaled approximately $17.9 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the nine months ended September 30, 2024 or during the subsequent period through the filing date of this Report.

On August 8, 2024, we filed a Registration Statement on Form S-3 (Registration No. 333-281379) (the “Form S-3”) with the SEC. The Form S-3, which includes a base prospectus, allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants or units up to an aggregate public offering price of $50.0 million. On September 16, 2024 we filed Amendment No.1 to the Form S-3. The Form S-3 was declared effective by the SEC on October 10, 2024. The Form S-3 is intended to preserve our flexibility to raise capital from time to time, if and when needed.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2024 was $17.7 million resulting from net income of $18.4 million, adjusted for non-cash expenses of $1.9 million and a decrease in working capital of $2.6 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the nine months ended September 30, 2023 was $5.8 million resulting from our net loss of $2.5 million, adjusted for non-cash expenses of $7.1 million and an increase in working capital of $1.2 million. Refer to the condensed consolidated statements of cash flows for further details.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2024 and 2023, cash used in our investing activities was $5.5 million and $3.8 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the nine months ended September 30, 2024 amounting to $5.5 million consisted of $3.2 million for the DDS segment, $1.5 million for the Agility segment and $0.8 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $6.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $0.2 million primarily from proceeds of stock option exercises of $0.8 million, offset in part by payment of long-term obligations of $0.5 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Second Amendment to the Credit Agreement, dated as of August 5, 2024, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 8, 2024).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	November 7, 2024	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	November 7, 2024	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)