Form 10-K
period 2024-12-31
INNODATA INC
filed 2025-02-24
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2024) was $400,569,838.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of February 17, 2025 was 31,299,728

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2024

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

AI holds the promise that computers can perceive and understand the world, enabling products and services that would have been previously unimaginable and impossible with traditional coding. AI learns from data, and the highest-performing AI will have learned from the highest-quality data. We believe that we can contribute meaningfully by harnessing our capabilities, honed over 35 years, in collecting and annotating data at scale with consistency and high accuracy.

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

In 2024, we expanded existing relationships and forged new relationships with several of the world’s large technology companies to support their efforts at building generative AI foundation models. For these companies, we are now providing or are poised to provide a range of scaled data solutions and services. Our scaled data solutions include providing instruction data sets for fine-tuning LLMs to understand prompts, to accept instruction, to converse, to apparently reason, and to perform the myriad of incredible feats that many of us have now experienced. We also provide reinforcement learning and reward modeling, services which are critical to provide the guardrails against toxic, bias and harmful responses, and model evaluation services.

For social media companies, financial services companies, and many others, we collect or create training data, annotate training data, and train AI algorithms for working with images, text, video, audio, code and sensor data.

We utilize a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, we use our proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. Our platform encapsulates many of the innovations we have conceived of in the course of our 35-year history of creating high-quality data.

In addition, because collecting real-world data is often impracticable (due to data privacy regulations or rarity of cohorts and outliers), we create high-quality synthetic data that maintains all of the statistical properties of real-world data, using a combination of domain specialists and machine technologies that leverage LLMs.

We are presently working with five of the largest technology companies, and several of the world’s leading brands spanning multiple verticals, to enable, accelerate or enrich the services they deliver to end users around generative AI foundation models and other AI that supports chatbot assistance, facial recognition, social networking, podcasts, legal research and medical diagnostics, to name a few.

The AI data training market is estimated to be $12.7 billion in 2024, projected to grow at a CAGR of 22% to reach $92.4 billion by 2034,2 essentially proxying the enormous growth expected in AI system spending overall ($632 billion by 2028, a 29% CAGR over the 2024-2028 forecast period).3 Similarly, the global data annotation tools market was valued at $2.02 billion in 2023, and is projected to reach $23.11  billion by 2032, which is a CAGR of 31.1%.4

AI Model Deployment and Integration

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

2 Data Labeling Solution and Services Market, FactMR (Apr. 2024)

3 Worldwide Artificial Intelligence Systems Spending Guide, IDC (Aug. 2024)

4 Data Annotation Tools Market, Astute Analytica, (Nov. 2024)

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

The document analytics market - a subset of the overall AI market - is expected to grow at a CAGR of 43.1% from $1.99 billion in 2024 to $49.95 billion by 2033.5 Meanwhile, overall enterprise AI spend is projected to reach $560.74 billion by 2034, up from $14.53 billion in 2024, registering a CAGR of 44.1%.6

AI-Enabled Industry Platforms

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

Our Synodex industry platform transforms medical records into useable digital data organized in accordance with our proprietary data models or customer data models. At the end of 2024, we had 15 customers utilizing our Synodex platform. As we further integrate AI into the platform, we aim to address the needs of the healthcare sector, which is increasingly seeking to search, analyze, and interpret vast volumes of patient data, improve clinical documentation and make computer-assisted coding more efficient. The global artificial intelligence (AI) in healthcare market is forecast to reach a market size of $173.55 billion by 2029, up from $16.3 billion in 2022, a CAGR of 40.2%.7

Our Agility industry platform provides marketing communications and public relations professionals with the ability to target and distribute content to journalists and social media influencers world-wide and to monitor and analyze global news (print, web, radio and TV) and social media. Agility is now ranked by software review site G2 Crowd as meeting the requirements of customers better than its two largest competitors that have combined revenues of over $1 billion.8 Agility operates in the $10.57 billion media intelligence and PR software market.9

5 Document Analysis Market Report Overview, Business Research Insights (Feb. 2025)

6 Enterprise Artificial Intelligence (AI) Market, Precedence Research (Nov. 2024)

7 Artificial Intelligence In Healthcare Market, Binariks. (Aug. 2024)

8 https://469676.fs1.hubspotusercontent-na1.net/hubfs/469676/Agility%20PR%20Solutions/G2/AgilityPRSolutions-G2Comparison-Feb-21-2025-1.pdf

9 Media Intelligence and PR Software Market Size and Forecast, Verified Market Research, (Mar. 2024)

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

For the past nine years, we have been designing and refining our approach for combining human experts and AI to produce large-scale, highly accurate data. In our approach, AI networks automatically perform much of the required processing and human experts perform processing that the AI cannot perform at a high level of confidence. The human output is fed back into the AI networks, which, as a result, “learn” and become “smarter” over time, achieving progressively greater levels of automation while maintaining the highest levels of quality. (See “Our Technology”, below.)

Our 6,000+ experts have deep domain knowledge in a wide diversity of data domains. They are selected on the basis of data acumen, analytical ability, and deep domain proficiency. (See “Our Global Delivery Framework”, below.)

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

Our Global Delivery Framework

We have over 6,000 employees and associates across 31 countries. Many of them have data domain expertise in various fields, including law, sciences, health, finance, and technology and hold advanced degrees. We also have access to a large population of remote staff and freelancers that we maintain in our databases. Our delivery locations are strategically located to give us access to a diverse talent base spanning multiple time zones and more than 40 languages.

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

Our Technology

Over the past nine years, we have built a technology infrastructure that automates complex data annotation and other data engineering tasks. Our technology infrastructure combines advanced dataflow, orchestration and cognitive processing, and purpose-built applications used by human experts, which we refer to as “workbenches”. This infrastructure enables us to perform data annotation and other data engineering tasks at progressively higher levels of efficiency without compromising quality as it continuously learns from human experts. Our workbenches incorporate data verification and validation algorithms to detect human expert inconsistencies and to catch difficult auto-annotation errors such as LLM hallucinations.

Our proprietary, state-of-the-art Goldengate platform is our core AI technology stack. Goldengate ingests unstructured data and performs a series of cognitive tasks to extract intelligence and create analytical data that people can use for generating inferences and powering analytical applications. It serves up low-code AI with transfer learning, orchestrating generative LLMs and deep learning-based sequence labeling models we have developed over the past nine years of deploying industrial deep neural networks as well as third-party foundation models. It integrates both with our internal systems and customer environments through application programming interfaces (“APIs”).

Today, Goldengate serves as the foundational technology for certain of the AI projects we perform for customers, as well as the AI-under-the-hood that powers our data annotation, document intelligence and regulatory change management platforms. One of the main benefits of the platform is that it is “low-code”, so it does not require a large number of data scientists to build models or require a data science platform to orchestrate models and update models. Using Goldengate in combination with our SMEs, we are able to build high-performing, cutting-edge models that address real-world problems.

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

Our Infrastructure

Our infrastructure supports a range of strategies to suit our customers’ requirements for data security, compliance, scalability and reliability. Our user endpoints are secured with cloud-managed security solutions consisting of firewall, IDS/IPS, vulnerability scanning and patch management engines. We host data and applications in our own data centers at our operations centers, in our customers’ data centers, and on third-party cloud services including Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), Oracle Cloud Infrastructure (“OCI”), and Google Cloud Platform (“GCP”) that provide the benefit of “infinite scalability” of information technology resources. Our data operations are linked by multiple redundant network connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks, Network Attached Storage and data centers – are configured with industry standard redundancy, often with more than one backup to establish 24x7 availability. In 2024, our Wide Area Network had 99.90% uptime excluding scheduled maintenance. We encrypt all sensitive information, both at rest and in transit, to the Advanced Encryption Standard (AES) 256 or similar standard, and we employ a range of security features, including industry-leading managed firewalls, intrusion detection and prevention services. (See “Information Security”, below.)

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

Our Legacy

We developed our capabilities and honed our approaches progressively over the last 35 years creating high-quality data for many of the world’s most demanding information companies. Approximately nine years ago, we formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to our large-scale, human-intensive data operations. In 2019, we began packaging the capabilities that emerged from our R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights.

Our historical core competency in high-quality data, combined with these R&D efforts in applied AI, created the foundation for the evolution of our offerings, which include AI Data Preparation, AI Model Deployment and Integration, and AI-Enabled Industry Platforms.

Our Culture

We have developed a strong customer- and quality-centric culture over 35 years serving many of the world’s most successful companies that trust us with their data needs. We believe in communicating honestly, transparently and broadly. We are optimistic in the promise of technology to augmenting human initiative and talent.  We embrace diversity and prize empathy and respect in our relationships with customers and colleagues alike, while at the same time, honing direct communication that best promotes optimal business outcomes for our customers. We believe our culture helps us best serve our customers and helps us attract and retain top people.

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

Our strategy for growth is to leverage our 35+ year experience creating high quality data. We intend to align to and serve large, dynamic and rapidly growing markets related to the creation and commercialization of increasingly sophisticated AI and deployment of AI in businesses. Our solutions and platforms leverage the technology, human resources, and culture of fanaticism for data quality that we have developed over the past 35 years, as well as the AI/ML research and development we have invested in over the past nine years.

Key elements of our growth strategy include:

Driving New Customer Acquisition

We believe we are still in the early stages of penetrating our addressable markets. We intend to pursue new long-term, strategic customer relationships, especially with customers with large and growing commitments to AI innovation, where we can deliver a wide range of our capabilities and have meaningful impact.

We are focused on hiring and retaining sales talent and in building a data-driven sales organization. We believe that the current sales organization is operating well and will likely enable us to achieve our near-term growth targets.

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

Our Customers

Our customers include leading businesses across multiple verticals including banking, insurance, financial services, technology, digital retailing and information/media. One customer in the DDS segment generated approximately 48% of the Company’s total revenues in the fiscal year ended December 31, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2024 and 2023, revenues from non-U.S. customers accounted for 21% and 37%, respectively, of the Company’s revenues.

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

Competition

Major competitors across industry verticals include Appen, CloudFactory, Surge AI, Invisible Technologies, Turing Defined Crowd, Deepen.ai, Telus, Samasource, and Scale AI, several of which are large firms with established customer bases, as well as technology service providers such as Cognizant Technology Solutions, ExlService Holdings, Inc., Genpact Limited, Infosys, and Tata Consultancy Services.

We compete by offering high-quality, competitively-priced solutions that leverage our technical platforms, IT infrastructure, offshore domain experts and economies of scale. Our competitive advantages are especially attractive to customers for undertakings that are complex, mission-critical, sizable in scope or scale, or that require high levels of information security.

Each of our industry platforms has its discrete set of competitors. Major competitors for our Synodex industry platform are Risk Righter, eNoah, Digital Owl, Human API, EIS, Release Point, Claretto, Parameds and a few BPO companies, several of which are large firms with established customer bases. We also compete with in-house personnel at existing or prospective customers who may attempt to duplicate our services in-house or use alternative approaches to fulfill their needs

Our Agility industry platform competes with Meltwater, Cision, Muck Rack, Onclusive, and Intrado, several of which are large firms with established customer bases, as well as PR firms that provide media monitoring and analysis services and journalist and influencer databases. Our competitors also include social media listening companies and start-ups offering platforms to amplify messages by targeting social media influencers.

Intellectual Property

We depend, in part, upon our proprietary technologies and methodologies, including our Goldengate AI platform, various applications of our platforms, our proprietary data models and other intellectual property rights. We have a patent and believe that the duration of this patent is adequate relative to the expected life of its application. We rely on a combination of trade secret, license, nondisclosure and other contractual agreements and copyright and trademark laws to protect our intellectual property rights.

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

Information Security

Our operations facilities in Asia and our New Jersey, USA facility are certified to information security management standard - ISO 27001:2022. We maintain a multi-layered security approach, implementing a wide range of security controls, including, but not limited to, two-factor authentication for enhanced access security, centralized patch management for timely software updates and security fixes, full-disk encryption for mobile and sensitive endpoints, advanced anti-virus protection with integrated firewall and IDS/IPS capabilities, and next-generation firewalls with intrusion detection and prevention systems (IDS/IPS) at the perimeter network layer to protect information assets and monitor network traffic.

For handling personally identifiable information covered by HIPAA, we utilize U.S.-based, co-located data centers or HIPAA-compliant cloud infrastructure that incorporate AES-256 encryption (or equivalent) to secure data at rest and in transit. Our security posture is audited annually.

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

In mid-2022, we formed an Advisory Board dedicated to helping drive growth through innovation initiatives and advancing dialogue related to ethical AI and the future of AI technologies. A Chief Data Officer for Microsoft currently serves as our only Advisory Board member. We will likely consider adding additional members to our advisory board from time to time.

Environmental, Social, and Governance

We have built a robust corporate ESG program focused on social responsibility; improving how we perform as a steward of the environment; and sustainability.

Social Responsibility

We are inspired by the vision of fostering a future of broadly distributed, sustainable prosperity that can result from ethical AI and broad access to the benefits of AI. We launched our i-Hope Program in 2016 to help children in marginalized or economically disadvantaged communities face the challenges of an increasingly AI-driven world. Our goal of delivering the gift of computer literacy to 25,000 children by 2025 was achieved ahead of schedule in the third quarter of 2023.  As a part of this initiative, one of our operating subsidiaries handed over a smart classroom, an ideation room, and an open library (with over 80,000 books) to a publicly-funded higher education institution in the Philippines.

Since 2016 we have contributed over 3,700 person-days to this and other Corporate Social Responsibility (CSR) programs. We have built and made operational 24 fully functional computer labs and smart classrooms across India, Sri Lanka, and the Philippines. As a result, approximately 42,500 children have become more technology-proficient and better equipped to seize opportunities in the AI era.

Our contributions have been well-recognized. Examples of award recognition received in 2024 through our operating subsidiaries include: for the fourth time, the Circle of Excellence Award for CSR Company of the Year at the Asia CEO Awards-2024; the Best Environmental Responsibility Initiative; Innovation in CSR Practices; Women Empowerment Initiative from National CSR Leadership Congress & Awards; and Sustainable Diversity, Equality, and Inclusion award from the World Sustainability Congress.

Environmental Stewardship

We are also committed to conducting our business in an environmentally responsible manner that supports global efforts to mitigate climate change. By implementing practices that minimize our carbon footprint, conserve resources, and promote sustainability, we aim to be a positive force for the environment.

We monitor and target reductions in greenhouse gas emissions, energy consumption, and water usage for our production facilities. This data-driven approach has enabled us to improve our sustainability initiatives and share emissions data (Scopes 1, 2, and 3) with our customers.

Across all our global operations, we recycle e-waste and paper. In India, the Philippines, and Sri Lanka, we actively support grass-roots environmental conservation initiatives in the communities in which we operate. In 2024, we planted over 5,800 saplings and seedlings in nature reserves, bringing our cumulative total to over 11,800 since 2018. This initiative includes follow-up practices to ensure the saplings receive proper care during the critical early growth phases, improving the saplings’ long-term survival rates.

Sustainability

Our sustainability program is based on the following core elements: health and safety, business continuity management, information security, labor standards, anti-bribery and corruption, management engagement and social impact. Our sustainability program is backed by ISO 27001:2022 (information security) certification, policies, and employee training for these core areas.

Employees

As of December 31, 2024, we employed 6,648 employees, 6,597 of which were full-time. Many of our employees hold advanced degrees in specialized fields such as law, business, technology, medicine, and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

Corporate Offices

Our principal executive offices are located at 55 Challenger Road, Ridgefield Park, New Jersey 07660, just outside New York City, and our telephone number is (201) 371-8000. We were founded in 1988.

Our website is www.innodata.com; information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be obtained through the Investor Relations section of our website or from the SEC at www.sec.gov.

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

We have historically relied on a limited number of customers that have accounted for a significant portion of our revenues. One customer in the DDS segment generated approximately 48% of the Company’s total revenues in the fiscal year ended December 31, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2024 and 2023, revenues from non-U.S. customers accounted for 21% and 37%, respectively, of the Company’s revenues. We may lose one or more of these customers, or our other major customers, as a result of our failure to meet or satisfy our customer’s requirements, the completion or termination of a project or engagement, or the customer’s selection of another service provider.

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

We use a distributed global resource model. Our North American workforce provides services from the U.S. and Canada, and the balance of our workforce provides services from the Philippines, India, Sri Lanka, the United Kingdom, Israel and Germany. Our global facilities are linked with a telecommunications network that uses multiple service providers. We may not be able to maintain active voice and data communication between our various facilities and our customers’ sites at all times due to disruptions in these networks, system failures, data corruption or virus attacks. Any significant failure in our ability to communicate, or the availability of our platforms, could result in a disruption in our business, which could hinder our performance, or our ability to complete customer projects on time, or provide services to our customers. This, in turn, could lead to customer dissatisfaction and have an adverse effect on our business, results of operations and financial condition.

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

While the October 2023 Hamas attack against Israel and the ensuing conflict and increased hostilities between Hezbollah and Israel and Iran and Israel has not to date negatively impacted our operations in Israel, continued or escalating conflict in the region could disrupt our operations in Israel and could have a broader impact that extends into other markets where we do business.

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

We use a distributed global resource model, which exposes us to risks associated with public health crises, such as pandemics and epidemics. Widespread outbreaks of a pandemic have created significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. A widespread public health crisis or an outbreak of a pandemic in one or more of the geographic areas in which we operate could affect our ability to provide services to our customers and adversely affect our results of operations and financial condition.

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

We are required to maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 and concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

A large portion of our accounts receivable is payable by one customer; the inability of this customer to pay its obligations could adversely affect our results of operations.

One customer accounts for a large percentage of our accounts receivable. If this customer was unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations could be materially adversely affected. As of December 31, 2024, 61% or $16.6 million of our accounts receivable was due from two customers.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. During the past eight quarters, our net income (loss) ranged from net income of approximately $17.4 million in the third quarter of 2024 to a loss of approximately $2.1 million in the first quarter of 2023.

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

Unfavorable rulings or recoveries in tax examinations could have a material impact on the consolidated operating results of the period in which the rulings or recovery occurs.

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

A significant portion of our operations are conducted outside the U.S. Despite our access to the overseas earnings and the resulting toll charge, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $53.9 million at December 31, 2024. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

It is unlikely that we will pay dividends.

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. We expect that our earnings, if any, will be used to finance our growth.

Risks Related to Litigation and Regulatory Matters

We are the subject of continuing litigation, including litigation by certain of our former employees and a putative class action. We are also subject to regulatory investigations.

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

In February 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). In October 2024, the presiding judge in the Securities Class Action appointed a lead plaintiff and approved the lead plaintiff’s choice of counsel. In January 2025, an amended Securities Class Action complaint was filed in the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to defend itself vigorously, but the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Subsequently, in March 2024, the Company received a letter from the staff of the SEC, Division of Enforcement, requesting the Company preserve certain documents and data; in August 2024 the Company received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) requesting the Company to produce certain documents; and in September 2024 the Company received a subpoena from the SEC requesting certain information. The Company believes that the SEC and DOJ requests are related to the conduct alleged in the Securities Class Action, and is cooperating with these investigations. The Company is unable to predict when these matters will be resolved or what further action, if any, the SEC or DOJ may take in connection with it.

We are also subject to various other legal proceedings and claims that have arisen in the ordinary course of business. While we believe that we have adequate reserves for the losses that we believe are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial position or overall trends in our consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against us in the above-referenced Philippines action could have a material adverse impact on us, and unfavorable rulings or recoveries in the putative class action or other proceedings could have a material adverse impact on the consolidated operating results of the period in which the ruling or recovery occurs. In addition, our estimate of the potential impact on our consolidated financial position or overall consolidated results of operations for the above-referenced legal proceedings could change in the future. See “Legal Proceedings”.

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

We are ISO/IEC 27001:2022 certified and the ISO Information Security Risk Management Standard is used as a reference guide for our risk management approach. We have a designated Chief Information Security Officer (CISO) who has primary responsibility for managing our cybersecurity risks. Our CISO has more than 28 years of experience in Information Security and holds a master’s degree in Information Technology. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO is assisted by a team of Information Security Officers (ISOs) and a third-party consultant who has expertise in cybersecurity, information security risk management, and information systems audit and holds various certifications including, CISA, CISM, HITRUST Certified Common Security Framework Practitioner, QSA, and CSP.

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

As of the fiscal year ending December 31, 2024, there have been no identified cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

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

Item 2. Properties.

We maintain leased property in Ridgefield Park, New Jersey, which is our headquarters, and in the Philippines, India, Sri Lanka, Israel and Germany. The square footage of all our leased properties totals approximately 192,000. Our leased properties in the Philippines, Sri Lanka, Germany and Israel are primarily used by our DDS segment; and our leased property in India is primarily used by our DDS and Synodex segments. Our leased property in the United States is our corporate headquarters and is used by all segments.

In addition, we may need to lease additional property in the future. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3. Legal Proceedings.

Reference is made to Note 7, “Commitments and Contingencies - Litigation,” to the consolidated financial statements in Item 8 of this Report, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD”. On February 7, 2025, there were 50 stockholders of record of the Company’s Common Stock based on information provided by the Company’s transfer agent. The number of stockholders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. We do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of December 31, 2024:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights(3)	Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,365,193	$3.67	-
Equity compensation plans approved by security holders (2)	1,891,350	$15.86	902,824
Equity compensation plans not approved by security holders	-	-	-
Total	5,256,543		902,824

(1) 2013 Stock Plan, approved by the stockholders, see Note 11, “Stock Options”, to the consolidated financial statements.

(2) 2021 Equity Compensation Plan, approved by stockholders, see Note 11, “Stock Options”, to the consolidated financial statements.

(3) Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

Purchase or Unregistered Sales of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2024.

We did not have any sales of unregistered equity securities during the year ended December 31, 2024.

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

The following table sets forth certain financial data for the two years ended December 31, 2024 and 2023:

	(Dollars in millions)
	Years Ended December 31,
	2024	% of revenue	2023	% of revenue
Revenues	$170.5	100.0%	$86.8	100.0%
Direct operating costs	103.4	60.7%	55.5	63.9%
Gross Profit	$67.1	39.4%	$31.3	36.1%
Selling and administrative expenses	42.7	25.0%	31.0	35.7%
Income from operations	24.4	14.3%	0.3	0.4%
Interest (income) expense	(0.1)		0.2
Income before provision for income taxes	24.5		0.1
Provision for income taxes	(4.2)		1.0
Net Income (loss)	$28.7		$(0.9)

For a summary of our Significant Accounting Estimates and Policies, please refer to Note 1 of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Report.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
Consolidated	2024	2023

Gross Profit attributable to Innodata Inc. and Subsidiaries	$67,074	$31,293
Depreciation and amortization	5,705	4,608
Severance**	-	327
Stock-based compensation	281	294
Adjusted Gross Profit	$73,060	$36,522

Gross Margin	39%	36%
Adjusted Gross Margin	43%	42%

	Year Ended December 31,
DDS Segment	2024	2023

Gross Profit attributable to DDS Segment	$52,912	$21,519
Depreciation and amortization	2,133	1,053
Severance**	-	28
Stock-based compensation	252	261
Adjusted Gross Profit	$55,297	$22,861

Gross Margin	37%	35%
Adjusted Gross Margin	39%	37%

	Year Ended December 31,
Synodex Segment	2024	2023

Gross Profit attributable to Synodex Segment	$2,101	$799
Depreciation and amortization	503	623
Stock-based compensation	2	1
Adjusted Gross Profit	$2,606	$1,423

Gross Margin	27%	11%
Adjusted Gross Margin	33%	19%

	Year Ended December 31,
Agility Segment	2024	2023

Gross Profit attributable to Agility Segment	$12,061	$8,975
Depreciation and amortization	3,069	2,932
Severance**	-	299
Stock-based compensation	27	32
Adjusted Gross Profit	$15,157	$12,238

Gross Margin	56%	51%
Adjusted Gross Margin	71%	69%

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

The following table contains a reconciliation of GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
Consolidated	2024	2023

Net income (loss) attributable to Innodata Inc. and Subsidiaries	$28,660	$(908)
Provision for income taxes	(4,190)	1,028
Interest expense	287	400
Depreciation and amortization	5,796	4,716
Severance**	-	580
Stock-based compensation	3,998	4,027
Non-controlling interests	15	19
Adjusted EBITDA - Consolidated	$34,566	$9,862

	Year Ended December 31,
DDS Segment	2024	2023

Net income attributable to DDS Segment	$25,446	$223
Provision for income taxes	(4,081)	1,018
Interest expense	283	395
Depreciation and amortization	2,224	1,161
Severance**	-	33
Stock-based compensation	3,896	3,511
Non-controlling interests	15	19
Adjusted EBITDA - DDS Segment	$27,783	$6,360

	Year Ended December 31,
Synodex Segment	2024	2023

Net income attributable to Synodex Segment	$1,908	$219
Depreciation and amortization	503	623
Severance**	-	6
Stock-based compensation*	(99)	167
Non-controlling interests	-	-
Adjusted EBITDA - Synodex Segment	$2,312	$1,015

	Year Ended December 31,
Agility Segment	2024	2023

Net income (loss) attributable to Agility Segment	$1,306	$(1,350)
Provision for income taxes	(109)	10
Interest expense	4	5
Depreciation and amortization	3,069	2,932
Severance**	-	541
Stock-based compensation	201	349
Adjusted EBITDA - Agility Segment	$4,471	$2,487

* Included in stock-based compensation is an adjustment for the reversal of expense relating to performance based restricted stock units in the current year.

**Represents non-recurring severance incurred for a reduction in headcount in connection with the re-alignment of the Company’s cost structure.

Results of Operations

Amounts in the MD&A below are after elimination of any inter-segment profit and have been rounded. All percentages have been calculated using rounded amounts.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues

Total revenues were $170.5 million and $86.8 million for the years ended December 31, 2024 and 2023, respectively, an increase of $83.7 million or approximately 96%.

Revenues from the DDS segment were $141.1 million and $61.6 million for the years ended December 31, 2024 and 2023, respectively, an increase of $79.5 million or approximately 129%. The net increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $7.9 million and $7.5 million for the years ended December 31, 2024 and 2023, respectively, an increase of $0.4 million or approximately 5%. The increase was primarily due to higher volume from existing customers.

Revenues from the Agility segment were $21.5 million and $17.7 million for the years ended December 31, 2024 and 2023 respectively, an increase of $3.8 million or approximately 21%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 48% of the Company’s total revenues in the fiscal year ended December 31, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total revenues in the fiscal year ended December 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2024 and 2023, revenues from non-U.S. customers accounted for 21% and 37%, respectively, of the Company’s revenues.

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

Direct operating costs were $103.4 million and $55.5 million for the years ended December 31, 2024 and 2023, respectively, an increase of $47.9 million or approximately 86%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $42.2 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.5 million; higher depreciation and amortization of capitalized developed software of $1.1 million; higher content costs of $0.8 million; higher cloud service subscriptions of $0.8 million and an increase in other direct operating costs of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.8 million. Direct operating costs as a percentage of total revenues were approximately 61% and 64% for the years ended December 31, 2024 and 2023, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments and lower direct operating costs in the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments.

Direct operating costs for the DDS segment were $88.2 million and $40.1 million for the years ended December 31, 2024 and 2023, respectively, an increase of $48.1 million or approximately 120%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes a net increase of $43.3 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $3.5 million; higher depreciation and amortization of capitalized developed software of $1.0 million; higher cloud service subscriptions of $0.7 million and an increase in other direct operating costs of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were approximately 63% and 65% for the years ended December 31, 2024 and 2023, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were approximately $5.8 million and $6.7 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.9 million or approximately 13%. The decrease in direct operating costs was primarily due to the effect of our cost optimization initiatives completed in 2023 which resulted in cost efficiencies for the Synodex segment. The reduction was primarily due to lower direct labor costs of $0.9 million and lower depreciation and amortization of capitalized developed software of $0.1 million, offset in part by higher cloud service subscriptions of $0.1 million. Direct operating costs for the Synodex segment as a percentage of segment revenues were approximately 73% and 89% for the years ended December 31, 2024 and 2023, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to a decrease in direct operating costs and higher revenues.

Direct operating costs for the Agility segment were approximately $9.4 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively, an increase of $0.7 million or approximately 8%. The increase was primarily due to higher content costs of $0.8 million, higher depreciation and amortization of capitalized developed software of $0.2 million, offset in part by lower direct labor costs of $0.2 million including severance, primarily due to the effect of our cost optimization initiatives completed in 2023 and a favorable impact of foreign exchange rate fluctuations of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were approximately 44% and 49% for the years ended December 31, 2024 and 2023, respectively. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived from revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $67.1 million and $31.3 million for the years ended December 31, 2024 and 2023, respectively. The $35.8 million increase in gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 39% and 36% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments in the current fiscal year.

Gross profit for the DDS segment was $52.9 million and $21.5 million for the years ended December 31, 2024 and 2023, respectively. The $31.4 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 37% and 35% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs in the current fiscal year.

Gross profit for the Synodex segment was $2.1 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. The $1.3 million increase in gross profit for the Synodex segment was primarily due to lower direct operating costs and higher revenues. Gross margin for the Synodex segment was 27% and 11% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues in the current fiscal year.

Gross profit for the Agility segment was $12.1 million and $9.0 million for the years ended December 31, 2024 and 2023, respectively. The $3.1 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 56% and 51% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs in the current fiscal year.

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

Selling and administrative expenses were approximately $42.7 million and $31.0 million for the years ended December 31, 2024 and 2023, respectively, an increase of $11.7 million or approximately 38%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $7.3 million, primarily on account of new hires, salary increases, incentives and bonuses and offset in part by lower severance costs; higher professional fees of $3.3 million; higher expenses for marketing related activities of $0.6 million; higher subscriptions of $0.2 million; an unfavorable impact of foreign exchange rate fluctuations of $0.1 million; and an increase in other selling and administrative expenses of $0.2 million. Selling and administrative expenses as a percentage of total revenues were approximately 25% and 36% for the years ended December 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments and lower selling and administrative expenses in the Synodex segment, offset in part by higher selling and administrative expenses in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were approximately $31.6 million and $20.1 million for the years ended December 31, 2024 and 2023 respectively, an increase of $11.5 million or 57%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative labor and related expenses of $7.2 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $3.2 million; higher expenses for marketing related activities of $0.3 million; higher subscriptions of $0.2 million; higher provisions for credit losses of $0.2 million and an increase in other selling and administrative expenses of $0.4 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were approximately 22% and 33% for the years ended December 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.6 million for the years ended December 31, 2024 and 2023 respectively, a decrease of $0.4 million or approximately 67%. The decrease in selling and administrative expenses was primarily attributable to lower selling and administrative payroll costs of $0.3 million and lower professional fees of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were approximately 3% and 8% for the years ended December 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to higher revenues and lower selling and administrative expenses.

Selling and administrative expenses for the Agility segment were $10.9 million and $10.3 million for the years ended December 31, 2024 and 2023, respectively, an increase of $0.6 million or approximately 6%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $0.4 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; offset in part by lower severance costs; an increase in marketing related activities of $0.3 million; higher professional fees of $0.2 million, and an unfavorable impact of foreign exchange rate fluctuations of $0.1 million, offset in part by lower provision for credit losses of $0.2 million and a decrease in other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were approximately 51% and 58% for the years ended December 31, 2024 and 2023, respectively. The decrease in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher revenues, offset in part by higher selling and administrative expenses.

Goodwill Impairment

As of September 30, 2024, the Company performed its annual goodwill impairment analysis on its reporting unit with goodwill, the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditure. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

Income Taxes

Income taxes primarily consist of a provision for foreign taxes recorded by the Company’s foreign subsidiaries in accordance with local tax regulations.

We recorded a benefit from income taxes of $4.2 million and provision for income taxes of approximately $1.0 million for the years ended December 31, 2024 and 2023, respectively. In the third and fourth quarters of 2024, the Company determined it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the United States and the United Kingdom, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the United States, as well as its expectations regarding the generation of future taxable income.

The effective income tax rates for the year ended December 31, 2024 are disproportionate primarily due to the effect of a stock-based compensation adjustment, the release of the valuation allowance from our U.S. and U.K. deferred tax assets and a decrease in unrecognized tax benefits, offset in part by IRS section 162 (m) adjustments and Global Intangible Low-Taxed Income (GILTI) provisions.

The effective income tax rates for the year ended December 31, 2023 are disproportionate primarily due to the minimal pre-tax income and valuation allowance recorded on the deferred taxes of the U.S., Canadian, German and the U.K. subsidiaries, tax effects of foreign operations, IRS section 162 (m) adjustments, offset in part by the effect of stock-based compensation.

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are summarized in the table below:

	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Section 162 (m)	57.6	452.0
Global Intangible Low-Taxed Income (GILTI)	3.1	0.0
Tax effects of foreign operations	1.5	562.6
Return to provision true up	0.8	264.4
Foreign operations permanent differences - foreign exchange gains and losses	0.6	76.9
Withholding tax	0.5	106.6
Research and development credit	-	(67.3)
Tax effect of intercompany settlement	-	(234.0)
Deemed interest	(0.6)	(149.2)
Foreign rate differential	(0.9)	(102.5)
State income tax net of federal benefit	(1.8)	0.1
Increase (decrease) in unrecognized tax benefits (ASC 740)	(3.8)	199.6
Change in valuation allowance	(30.7)	578.6
Effect of stock-based compensation	(64.8)	(961.6)
Other	0.4	(7.6)
Effective tax rate	(17.1)%	739.6%

Despite access to overseas earnings and the resulting toll charge, we intend to indefinitely reinvest earnings and profits in our foreign subsidiaries on account of the foreign jurisdiction withholding taxes that we would have to incur on the actual remittances. Unremitted foreign earnings and profits amounted to approximately $53.9 million at December 31, 2024. If such foreign earnings and profits are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

We have a remaining valuation allowance on all the deferred tax assets of our Canadian and German subsidiaries. Our Canadian subsidiaries also have research and development credits available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Net Income (Loss)

We had a net income of $28.7 million and a net loss of $0.9 million during the years ended December 31, 2024 and 2023, respectively. The $29.6 million change was a result of higher revenues in all segments and lower direct operating costs and selling and administrative expenses in the Synodex segment, offset in part by higher direct operating costs and selling and administrative expenses in the DDS and Agility segments of $24.1 million; a change in income tax provision resulting from the release of the valuation allowance on our U.S. and U.K. deferred tax assets of $5.4 million and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case for the current fiscal year.

Net income for the DDS segment was $25.4 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The $25.2 million increase was primarily attributable to higher revenues, offset in part by higher direct operating costs and selling and administrative expenses of $19.8 million; a change in income tax provision resulting from the release of the valuation allowance on our U.S. deferred tax assets of $5.3 million and interest income of $0.1 million from the refund of a court fee deposit for our Indian subsidiary’s service tax case for the current fiscal year.

Net income for the Synodex segment was $1.9 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The $1.7 million increase was primarily due to lower direct operating costs and selling and administrative expenses and higher revenues in the current fiscal year.

Net income for the Agility segment was $1.3 million and a net loss of $1.3 million for the years ended December 31, 2024 and 2023, respectively. The $2.6 million change was due to higher revenues offset in part by higher direct operating costs and selling and administrative expenses of $2.5 million and a change in income tax provision resulting from the release of the valuation allowance on our United Kingdom subsidiary’s deferred tax assets of $0.1 million in the current fiscal year.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $73.1 million and $36.5 million for the years ended December 31, 2024 and 2023, respectively. The $36.6 million increase in adjusted gross profit was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments. Adjusted gross margin was 43% and 42% for the years ended December 31, 2024 and 2023, respectively. The increase in adjusted gross margin was primarily due to higher revenues in all segments and lower direct operating costs for the Synodex segment, offset in part by higher direct operating costs in the DDS and Agility segments in the current fiscal year.

Adjusted gross profit for the DDS segment was $55.3 million and $22.9 million for the years ended December 31, 2024 and 2023, respectively. The $32.4 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 39% and 37% for the years ended December 31, 2024 and 2023, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs in the current fiscal year.

Adjusted gross profit for the Synodex segment was $2.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. The $1.2 million increase in adjusted gross profit in the Synodex segment was due to lower direct operating costs and higher revenues. Adjusted gross margin for the Synodex segment was 33% and 19% for the years ended December 31, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower direct operating costs and higher revenues in the current fiscal year.

Adjusted gross profit for the Agility segment was $15.2 million and $12.2 million for the years ended December 31, 2024 and 2023, respectively. The $3.0 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 71% and 69% for the years ended December 31, 2024 and 2023, respectively. The increase in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs in the current fiscal year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $34.6 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively. The $24.7 million increase in Adjusted EBITDA was due to higher net income, higher depreciation and amortization, offset in part by a change in income tax provision resulting from the release of the valuation allowance on our U.S. and United Kingdom deferred tax assets, and lower non-recurring severance in the current fiscal year.

Adjusted EBITDA for the DDS segment was $27.8 million and $6.4 million for the years ended December 31, 2024 and 2023, respectively. The $21.4 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income, higher depreciation and amortization, offset in part by a change in income tax provision for the period resulting from the release of the valuation allowance on our U.S. deferred tax assets in the current fiscal year.

Adjusted EBITDA for the Synodex segment was $2.3 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. The $1.3 million increase in Adjusted EBITDA in the Synodex segment was due to higher net income, offset in part by lower stock-based compensation and depreciation and amortization in the current fiscal year.

Adjusted EBITDA for the Agility segment was $4.5 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. The $2.0 million increase in Adjusted EBITDA in the Agility segment was due to the net income in the current period compared to the net loss in the comparative period, higher depreciation and amortization, offset in part by lower non-recurring severance, lower stock-based compensation and a change in income tax provision for the period resulting from the release of the valuation allowance on our United Kingdom deferred tax assets in the current fiscal year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2024	2023
Cash and cash equivalents	$46,883	$13,806
Short term investments - other	14	14
Working capital	41,494	9,142

On December 31, 2024, we had cash and cash equivalents of $46.9 million, of which $17.9 million was held by our foreign subsidiaries and $29.0 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of December 31, 2024, to indefinitely reinvest the overseas funds in our foreign subsidiaries due to the withholding tax that we would have to incur on the actual remittances.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2024, we had working capital of approximately $41.5 million, as compared to working capital of approximately $9.1 million as of December 31, 2023. The increase in working capital of $32.4 million is primarily due to higher cash balances driven by collections from higher revenues and cash proceeds from stock option exercises of $6.7 million. Accounts receivable increased by $12.9 million compared to the prior year as of the year ended December 31, 2024.

Proceeds from stock option exercises for the year ended December 31, 2024 were $6.7 million.

We did not have any material commitments for capital expenditures as of December 31, 2024.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for at least 12 months from the date of issuance of these financial statements.

On April 4, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, we entered into a second amendment (to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed, $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of December 31, 2024, such borrowing base calculation equaled approximately $22.3 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. We did not utilize the Revolving Credit Facility during the year ended December 31, 2024 or during the subsequent period through the filing date of this Report.

On August 8, 2024, we filed a Registration Statement on Form S-3 (Registration No. 333-281379) (the “Form S-3”) with the SEC. The Form S-3, which includes a base prospectus, allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants or units up to an aggregate public offering price of $50.0 million. On September 16, 2024 we filed Amendment No. 1 to the Form S-3. The Form S-3 was declared effective by the SEC on October 10, 2024. The Form S-3 is intended to preserve our flexibility to raise capital from time to time, if and when needed.

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2024 was $35.0 million resulting from our net income of $28.7 million, adjusted for non-cash expenses of $6.2 million and an increase in working capital of $0.1 million. Refer to the Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the year ended December 31, 2023 was $5.9 million resulting from our net loss of $0.9 million, adjusted for non-cash expenses of $9.9 million and a decrease in working capital of $3.1 million. Refer to the Consolidated Statements of Cash Flows for further details.

Our days’ sales outstanding were 45 days and 50 days for the years ended December 31, 2024 and 2023, respectively. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the average of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities for the year ended December 31, 2024 was $7.7 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2024 consisted of $4.6 million for the DDS segment, $2.1 million for the Agility segment and $1.0 million for the Synodex segment.

Cash used in our investing activities for the year ended December 31, 2023 was $5.1 million consisting of capital expenditures of $5.6 million offset in part by proceeds from sale of investments of $0.5 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2024 amounting to $5.6 million consisted of $2.9 million for the DDS segment, $1.8 million for the Agility segment and $0.9 million for the Synodex segment.

For calendar year 2025, we anticipate that capital expenditures for ongoing technology, equipment, new platform development, and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Used in Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $6.1 million, primarily from proceeds of stock option exercises of $6.7 million, offset in part by payment of long-term obligations of $0.5 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

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

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Canada has also experienced fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. As of December 31, 2024, the aggregate notional amount of our hedges was $22.5 million consisting of approximately $10.7 million against the Canadian dollar, $6.7 million against the Philippine peso and $5.1 million against the Indian rupee.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

Our most significant costs are the salaries and related benefits of our employees. We are exposed to high inflation in wage rates in the countries in which we operate. We generally perform work for our customers under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our customers.

Our quarterly operating results are subject to certain fluctuations. We experience fluctuations in our revenues and earnings as we replace and begin new projects, which may have some normal start-up delays, or we may be unable to replace a project entirely. These and other factors may contribute to fluctuations in our operating results from quarter to quarter. In addition, as some of our Asian facilities are closed during holidays in the fourth quarter, we typically incur higher wages, due to overtime, that reduces our margins.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Items 401, 405, if required, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K, including information about our directors and executive officers, is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference herein. The information called for under Item 403 of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year.

Item 14. Principal Accountant’s Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)

Financial Statements. The following Report of Independent Registered Public Accounting firm, consolidated financial statements, and accompanying notes are included in Item 8. Index to Financial Statements:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023.

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
February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack S. Abuhoff	Chief Executive Officer and President	February 24, 2025
Jack S. Abuhoff	(Principal Executive Officer)

/s/ Marissa B. Espineli	Interim Chief Financial Officer	February 24, 2025
Marissa B. Espineli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Louise C. Forlenza	Director	February 24, 2025
Louise C. Forlenza

/s/ Stewart R. Massey	Director	February 24, 2025
Stewart R. Massey

/s/ Nauman (Nick) Toor	Director (Chairman)	February 24, 2025
Nauman (Nick) Toor

INNODATA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Innodata Inc.

Ridgefield Park, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Measurement of the provision for income tax expenses

Description of Matter

The Company is subject to income taxes in multiple tax jurisdictions and during the ordinary course of business, there are many tax positions for which the ultimate tax determination is uncertain due to complexities of transfer pricing, changing tax laws, and is involved in various tax litigations with respective tax authorities. Uncertainties arise primarily from certain ongoing tax litigations and open tax years for its foreign subsidiaries. As described in Note 5 to the consolidated financial statements, at December 31, 2024, the Company has recorded unrecognized tax benefits of $1.0 million for uncertain tax positions.

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

How the matter was addressed in our audit:

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process of estimating the provision for income taxes including assessment of uncertain tax positions and those related to interpretation of tax laws and its application in the estimation of tax liabilities including uncertain tax positions.
●	Testing the completeness of ongoing tax litigation by obtaining direct confirmations from external tax consultants for select geographies. Also tested the arithmetical accuracy of various computation.
●	Involving tax professionals with specialized skill and knowledge in domestic and international taxes, who assisted in:
●	Reviewing and evaluating the Company’s data including assumptions used to determine the amount of tax benefit/expense to be recognized and tested the accuracy of the calculations
●	inspecting the correspondences and assessment orders with applicable tax authorities
●	evaluating the Company’s interpretation of tax laws, underlying facts and their potential impact on uncertain tax positions.

/S/ BDO India LLP

We have served as the Company’s auditor since 2020.

Mumbai, India

February 24, 2025

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,883	$13,806
Short term investments - other	14	14
Accounts receivable, net of allowance for credit losses	28,013	14,288
Prepaid expenses and other current assets	6,090	3,969
Total current assets	81,000	32,077
Property and equipment, net	4,101	2,281
Right-of-use-asset, net	4,238	5,054
Other assets	1,267	2,445
Deferred income taxes, net	7,492	1,741
Intangibles, net	13,353	13,758
Goodwill	1,998	2,075
Total assets	$113,449	$59,431
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,554	$2,662
Accrued expenses	4,891	3,060
Accrued salaries, wages and related benefits	13,836	7,799
Deferred revenues	8,010	3,523
Income and other taxes	5,695	3,848
Long-term obligations - current portion	1,643	1,261
Operating lease liability - current portion	877	782
Total current liabilities	39,506	22,935
Deferred income taxes, net	32	22
Long-term obligations, net of current portion	6,744	6,778
Operating lease liability, net of current portion	3,778	4,701
Total liabilities	50,060	34,436

Commitments and contingencies	-	-

Non-controlling interests	(83)	(708)
STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 34,484,000 shares issued and 31,300,000 outstanding at December 31, 2024 and 31,937,000 shares issued and 28,753,000 outstanding at December 31, 2023	345	320
Additional paid-in capital	53,085	43,152
Retained earnings (deficit)	18,977	(9,683)
Accumulated other comprehensive loss	(2,470)	(1,621)
	69,937	32,168
Less: treasury stock, 3,184,000 shares at December 31, 2024 and 2023, at cost	(6,465)	(6,465)
Total stockholders’ equity	63,472	25,703
Total liabilities, non-controlling interests and stockholders’ equity	$113,449	$59,431

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands, except per share amounts)

	2024	2023
Revenues	$170,461	$86,775
Direct operating costs	103,387	55,482
Selling and administrative expenses	42,738	30,975
Interest (income) expense, net	(149)	179
	145,976	86,636
Income before provision for income taxes	24,485	139

Provision for income taxes	(4,190)	1,028

Consolidated net income (loss)	28,675	(889)

Income attributable to non-controlling interests	15	19

Net Income (loss) attributable to Innodata Inc. and Subsidiaries	$28,660	$(908)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.98	$(0.03)
Diluted	$0.89	$(0.03)

Weighted average shares outstanding:
Basic	29,163	28,131
Diluted	32,177	28,131

Comprehensive income (loss):
Consolidated net income (loss)	$28,675	$(889)
Pension liability adjustment, net of taxes	179	(326)
Foreign currency translation adjustment	(592)	407
Change in fair value of derivatives, net of taxes	(436)	406
Other comprehensive income (loss)	(849)	487
Total comprehensive income (loss)	27,826	(402)
Comprehensive income attributed to non-controlling interest	15	19
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$27,811	$(421)

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
January 1, 2023	30,589	306	35,815	(8,775)	(2,108)	(3,184)	(6,465)	18,773
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	(908)	-	-	-	(908)
Stock-based compensation	-	-	4,027	-	-	-	-	4,027
Stock option exercises	1,351	14	3,310	-	-	-	-	3,324
Shares withheld for exercise net settlement	(3)	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(326)	-	-	(326)
Foreign currency translation adjustment	-	-	-	-	407	-	-	407
Change in fair value of derivatives, net of taxes	-	-	-	-	406	-	-	406
December 31, 2023	31,937	320	43,152	(9,683)	(1,621)	(3,184)	(6,465)	25,703
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	28,660	-	-	-	28,660
Stock-based compensation	-	-	3,998	-	-	-	-	3,998
Stock option exercises	2,506	25	6,643	-	-	-	-	6,668
Restricted stock units vested	41	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	(97)
Redemption of non-controlling interest	-	-	(611)	-	-	-	-	(611)
Pension liability adjustments, net of taxes	-	-	-	-	179	-	-	179
Foreign currency translation adjustment	-	-	-	-	(592)	-	-	(592)
Change in fair value of derivatives, net of taxes	-	-	-	-	(436)	-	-	(436)
December 31, 2024	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$63,472

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(In thousands)

	2024	2023
Cash flows from operating activities:
Consolidated net income (loss)	$28,675	$(889)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,796	4,716
Stock-based compensation	3,998	4,027
Deferred income taxes	(5,609)	(276)
Provision for credit losses	804	426
Pension cost	1,237	1,046
Changes in operating assets and liabilities:
Accounts receivable	(14,688)	(5,116)
Prepaid expenses and other current assets	(2,233)	372
Other assets	1,177	(171)
Accounts payable and accrued expenses	3,429	353
Deferred revenues	4,487	(843)
Accrued salaries, wages and related benefits	6,063	1,653
Income and other taxes	1,879	605
Net cash provided by operating activities	35,015	5,903
Cash flows from investing activities:
Capital expenditures	(7,741)	(5,564)
Proceeds from short term investments - others	-	493
Net cash used in investing activities	(7,741)	(5,071)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,668	3,324
Withholding taxes on net settlement of restricted stock units	(97)	-
Payment of long-term obligations	(513)	(452)
Net cash provided by financing activities	6,058	2,872
Effect of exchange rate changes on cash and cash equivalents	(255)	310
Net increase in cash and cash equivalents	33,077	4,014
Cash and cash equivalents, beginning of year	13,806	9,792
Cash and cash equivalents, end of year	$46,883	$13,806
Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$-	$1,162
Cash paid for income taxes	$2,418	$753
Cash paid for operating leases	$1,435	$1,557
Cash paid for interest	$287	$400

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

AI holds the promise that computers can perceive and understand the world, enabling products and services that would have been previously unimaginable and impossible with traditional coding. AI learns from data, and the highest-performing AI will have learned from the highest-quality data. The Company believes that it can contribute meaningfully by harnessing its capabilities, honed over 35+ years, in collecting and annotating data at scale with consistency and high accuracy.

The Company is also helping companies deploy and integrate AI into their operations and products and providing innovative AI-enabled industry platforms, helping ensure that its customers’ businesses are prepared for a world in which machines augment human activity in ways previously unimaginable.

The Company developed its capabilities and honed its approaches progressively over the last 35+ years creating high-quality data for many of the world’s most demanding information companies. Approximately nine years ago, the Company formed Innodata Labs, a research and development center, to research, develop and apply machine learning and emerging AI to its large-scale, human-intensive data operations. In 2019, the Company began packaging the capabilities that emerged from its R&D efforts in order to align with several fast-growing new markets and help companies use AI/ML to drive performance benefits and business insights.

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

For social media companies, financial services companies, and many others, the Company collects or creates training data, annotates training data, and trains AI algorithms for working with images, text, video, audio, code and sensor data.

The Company utilizes a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, the Company uses its proprietary data annotation platform that incorporates AI to reduce cost while improving consistency and quality of output. The Company’s proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations the Company has conceived of in the course of its 35-year history of creating high-quality data.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Significant Accounting Policies and Estimates

Principles of Consolidation - The consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries, and Innodata docGenix, LLC, a limited liability company that was majority-owned by the Company during the year ended December 31, 2024. The minority interests of Innodata docGenix, LLC were redeemed by the Company on December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The non-controlling interests in the docGenix limited liability company at December 31, 2023 had call and put options that can be settled in cash or stock. Accordingly, this is presented in temporary equity in accordance with Financial Accounting Standards Board (FASB) non-controlling interest guidance. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for credit losses and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

The Company considers U.S. GAAP criteria for determining whether to report gross revenue as a principal versus net revenue as an agent. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement.

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying consolidated balance sheets are contract acquisition costs amounting to $1.1 million and $0.8 million for the years ended December 31, 2024 and 2023 , respectively. These acquisition costs relate to our Agility segment and are amortized using the straight-line method over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the U.K. and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, U.K. pound sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2024 and December 31, 2023 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such translations of approximately ($0.2) million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

The functional currency for the Company’s subsidiary in Germany is the Euro. The functional currencies for the Company’s Agility subsidiaries in the U.K. and Canada are the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying consolidated statements of operations and comprehensive income.

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs. The total notional value of designated outstanding foreign currency forward contracts was $22.5 million and $10.5 million as of December 31, 2024 and 2023, respectively.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2024, the Company had cash and cash equivalents of $46.9 million, of which $17.9 million was held by its foreign subsidiaries and $29.0 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress as of December 31, 2024 and 2023 were $3.6 million and $3.5 million, respectively. The cumulative completed capitalized developed software as of December 31, 2024 and 2023 was $19.8 million and $15.2 million, respectively.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2024 for impairment. The impairment test involves estimating the fair value based on a combination of income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The Company concluded that there is no impairment of goodwill for the Agility segment.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the deferred tax assets of entities in the U.S., Canada, Germany and the U.K. will be realizable or not.

The Company’s assessment for the U.S. and the U.K. entities during the year ended December 31, 2024 yielded positive evidence enabling the release of the valuation allowance for the U.S. and the U.K. deferred tax assets under “ASC Topic 740-10-30-22 – Accounting for Income Taxes”.

As the expectation of future taxable income of the Canadian and German entities cannot be predicted with reasonable accuracy, the Company maintains a valuation allowance against the deferred tax assets of these entities.

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax expense in the consolidated statements of operations and comprehensive income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Accounting for Leases - Accounting Standards for Codifications (ASC 842 “Accounting for Leases”) requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. The Company recognizes a right-of-use asset and corresponding lease liability for all its operating leases. See Note 8, Operating Leases.

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. As of December 31, 2024, all of the Company’s leases are classified under operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

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

The stock-based compensation expense related to the Company’s stock plans were allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Direct operating costs	$281	$294
Selling and administrative expenses	3,717	3,733
Total stock-based compensation	$3,998	$4,027

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2024 and 2023, because of the relatively short maturity of these instruments. See Note 16, Derivatives.

Fair value measurements and disclosures define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. We expect to recognize substantially all of these performance obligations over the next 12 months. The balance of deferred revenues in the consolidated balance sheets amounted to $8.0 million and $3.5 million as of December 31, 2024 and 2023, respectively.

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the years ended December 31, 2024 and 2023, respectively (in thousands):

	December 31,
	2024	2023
Balance at the beginning of year	$3,523	$4,366
Net deferred revenue in the period	27,577	21,619
Revenue recognized	(22,896)	(22,586)
Currency translations and other adjustments	(194)	124
Balance at the end of year	$8,010	$3,523

Recently Adopted Accounting Pronouncements - On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Improvements to Reportable Segment Disclosures,”. The ASU’s effective date is for fiscal years beginning after December 15, 2023. The adoption of the ASU 2023-07 will enhance expense disclosures in segment reporting and other qualitative disclosures and allows for disclosing multiple measures of segment profit or loss. The Company has adopted this standard and complied with the required disclosures. See Note 14, Segment reporting and concentrations.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Recently Issued Accounting Pronouncements Not Yet Adopted - On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU’s effective date is for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of the ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2027 and in the first quarter of fiscal 2028 for interim reporting. Early adoption is permitted. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

2.           Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2024	2023
Gross Accounts receivable	$29,772	$15,505
Allowance for credit losses	(1,759)	(1,217)
Accounts receivable, net	$28,013	$14,288

Activity in the allowance for the credit losses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Balance at beginning of year	$1,217	$1,213
Additions charged to expense	804	426
Write-offs against allowance	(256)	(426)
Foreign currency translation adjustment	(6)	4
Balance at end of year	$1,759	$1,217

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

3.          Property and equipment

Property and equipment, which include amounts recorded under capital leases, are stated at cost less accumulated depreciation and amortization (in thousands), and consist of the following:

	December 31,
	2024	2023
Equipment	$12,135	$11,315
Computer software	4,480	4,465
Furniture and equipment	951	1,128
Leasehold improvements	2,554	2,547
Capital work-in-progress	547	434
Total	20,667	19,889
Less: accumulated depreciation and amortization	(16,566)	(17,608)
	$4,101	$2,281

The estimated useful lives of the property and equipment range between two years and ten years. Depreciation and amortization expense of property and equipment were approximately $1.5 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

4.           Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2024 were as follows (in thousands):

Amount
Balance - January 1, 2024	$2,075
Foreign currency translation adjustment	(77)
Balance - December 31, 2024	$1,998

As of September 30, 2024, the Company performed its annual goodwill impairment analysis on its reporting unit with goodwill, the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of goodwill was $2.0 million and $2.1 million as of December 31, 2024, and 2023, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	December 31, 2024
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,911)	$(3)	$146
Customer relationships	2,144	(1,856)	(29)	259
Trademarks and tradenames	862	(826)	-	36
Patents	44	(44)	-	-
Media Contact Database	3,546	(3,016)	(1)	529
Total Acquired Intangible Assets	$9,656	$(8,653)	$(33)	$970

Capitalized Developed Software
Capitalized Developed Software	$19,811	$(10,507)	$(463)	$8,841
Capitalized Developed Software - in Progress	3,552	-	(10)	3,542
Total Capitalized Developed Software	$23,363	$(10,507)	$(473)	$12,383

Total	$33,019	$(19,160)	$(506)	$13,353

	December 31, 2023
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$2,999	$(2,640)	$7	$366
Customer relationships	2,096	(1,645)	10	461
Trademarks and tradenames	852	(774)	2	80
Patents	43	(40)	-	3
Media Contact Database	3,492	(2,621)	16	887
Total Acquired Intangible Assets	$9,482	$(7,720)	$35	$1,797

Capitalized Developed Software
Capitalized Developed Software	$15,216	$(6,862)	$138	$8,492
Capitalized Developed Software - in Progress	3,480	-	(11)	3,469
Total Capitalized Developed Software	$18,696	$(6,862)	$127	$11,961

Total	$28,178	$(14,582)	$162	$13,758

Amortization expense relating to acquired intangible assets was approximately $0.8 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Amortization expense relating to capitalized developed software was approximately $3.5 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Estimated annual amortization expense for intangible assets subsequent to December 31, 2024 is as follows (in thousands):

Year	Amortization
2025	$5,636
2026	4,158
2027	2,675
2028	742
2029	110
Thereafter	32
$13,353

5.           Income Taxes

The significant components of the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Current income tax provision:
Foreign	$525	$1,181
Federal	126	120
State and local	768	3
	1,419	1,304
Deferred income tax provision:
Foreign	(294)	(286)
Federal	(4,059)	10
State and local	(1,256)	-
	(5,609)	(276)

Provision for income taxes	$(4,190)	$1,028

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Section 162 (m)	57.6	452.0
Global Intangible Low-Taxed Income (GILTI)	3.1	0.0
Tax effects of foreign operations	1.5	562.6
Return to provision true up	0.8	264.4
Foreign operations permanent differences - foreign exchange gains and losses	0.6	76.9
Withholding tax	0.5	106.6
Research and development credit	-	(67.3)
Tax effect of intercompany settlement	-	(234.0)
Deemed interest	(0.6)	(149.2)
Foreign rate differential	(0.9)	(102.5)
State income tax net of federal benefit	(1.8)	0.1
Increase (decrease) in unrecognized tax benefits (ASC 740)	(3.8)	199.6
Change in valuation allowance	(30.7)	578.6
Effect of stock-based compensation	(64.8)	(961.6)
Other	0.4	(7.6)
Effective tax rate	(17.1)%	739.6%

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Allowances not currently deductible	$459	$283
Depreciation and amortization	-	58
Equity compensation not currently deductible	886	2,098
Net operating loss carryforwards	7,755	10,514
Expenses not deductible until paid	3,274	1,972
Other	87	585
Total gross deferred income tax assets before valuation allowance	12,461	15,510
Valuation allowance	(4,969)	(13,769)
Total Deferred income tax assets, net	7,492	1,741

Deferred income tax liabilities:
Amortization of Intangibles	(32)	-
Other	-	(22)
Total Deferred income tax liabilities	(32)	(22)

Net deferred income tax assets	$7,460	$1,719

Total deferred income tax assets, net	$7,492	$1,741
Total deferred income tax liabilities	(32)	(22)

Net deferred income tax assets, net	$7,460	$1,719

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2024, the Company continues to maintain a valuation allowance on all of the Company’s Canadian and German subsidiaries’ deferred tax assets.

The Company maintained a valuation allowance of approximately $5.0 million and $13.8 million as of December 31, 2024 and 2023, respectively. The net change in the total valuation allowance was a decrease of $8.8 million and an increase of $0.8 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The change is due to the Company’s assessment during the third and fourth quarters of 2024, where the Company determined it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the United States and the United Kingdom, respectively, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the United States and the United Kingdom, as well as its expectations regarding the generation of future taxable income.

The remaining valuation allowance as of December 31, 2024 relates to the Company’s Canadian and German subsidiaries’ deferred tax assets.

Despite the access to the overseas earnings and the resulting toll charge, the Company intends to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $53.9 million at December 31, 2024. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

United States and foreign components of income (loss) before provision for income taxes for each of the years ended December 31, were as follows (in thousands):

	2024	2023
United States	$21,692	$2,025
Foreign	2,793	(1,886)
Totals	$24,485	$139

At December 31, 2024, the Company had available U.S. federal & state net operating loss (NOL) carryforwards of approximately $10.6 million and $6.5M, respectively. The Company had research and development credit carryforwards of approximately $0.1 million. The Federal income tax NOL carryforwards expire at various times from the year 2034 through the year 2035 and the research and development credit expires in 2042. The state income tax NOL carryforwards begin expiring at various times starting in 2025. The deferred tax benefit for these NOL carryforwards and R&D credit carryforwards have been recognized for financial statement purposes.

Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years’ taxable income or for the NOL to be carried forward indefinitely to offset 80% of taxable income for tax years 2021 and thereafter. As of the date the financial statements were issued, the state NOL carryforwards, if not utilized, will expire beginning in 2025.

On December 31, 2024, the Company’s Agility subsidiary in the U.K. had available NOL carryforwards of approximately $0.4 million. The deferred tax benefit for these NOL carryforwards has been recognized for financial statement purposes.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

On December 31, 2024, the Company’s Canadian subsidiaries had available Canadian NOL carryforwards of approximately $23.2 million that will begin to expire in 2037 and research and development credits of approximately $1.3 million that have no expiry. The potential benefits from these balances have not been recognized for financial statement purposes.

On December 31, 2024, the Company’s German subsidiary had available NOL carryforwards of approximately $0.7 million. The potential benefits from these balances have not been recognized for financial statement purposes.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open tax years for U.S. Federal and state taxes from 2020 through 2024. Various foreign subsidiaries have open tax years from 2005 through 2024, some of which are under audit by local tax authorities. The Company believes that its accruals for uncertain tax positions as of December 31, 2024 under ASC 740, Income Taxes are adequate to cover the Company’s income tax exposures.

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (in thousands):

	Unrecognized Tax
	Benefits
	December 31,
	2024	2023
Balance at beginning of the year	$1,942	$1,680
Decrease for prior year tax positions	(1,309)	(68)
Increase for current year tax positions	341	247
Interest accrual	80	97
Foreign currency remeasurement	(55)	(14)
Balance at end of the year	$999	$1,942

The Company had reserves for uncertain tax positions of $1.0 million and $1.9 million as of December 31, 2024, and 2023, respectively, where the ultimate tax determination is uncertain due to complexities of tax laws. The decrease in unrecognized tax benefits resulted from reversal of accruals of $1.3 million in unrecognized tax benefits for a subsidiary because the examination period for an open tax year had prescribed. The Company expects that unrecognized tax benefits as of December 31, 2024 and December 31, 2023, if recognized, would have a material impact on the Company’s effective tax rate.

6.           Long-term obligations

Total long-term obligations as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023

Pension obligations - accrued pension liability	$7,945	$7,128
Microsoft licenses (1)	442	911
	8,387	8,039
Less: Current portion of long-term obligations	1,643	1,261
Totals	$6,744	$6,778

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

7.          Commitments and contingencies

Litigation - In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.6 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the U.S. during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA - G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA - G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC - NCR - Case No.07 - 04713 - 2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS - AJ - 0015 - 2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17 - cv - 13268 - SDW - LDW Innodata Inc. v. Myrna C. Augustin - Simon; et al.

In February 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). In October 2024, the presiding judge in the Securities Class Action appointed a lead plaintiff and approved the lead plaintiff’s choice of counsel. In January 2025, an amended Securities Class Action complaint was filed in the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to defend itself vigorously, but the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Subsequently, in March 2024, the Company received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement (the “SEC”), requesting the Company preserve certain documents and data; in August 2024 the Company received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) requesting the Company to produce certain documents; and in September 2024 the Company received a subpoena from the SEC requesting certain information. The Company believes that the SEC and DOJ requests are related to the conduct alleged in the Securities Class Action, and is cooperating with these investigations. The Company is unable to predict when these matters will be resolved or what further action, if any, the SEC or DOJ may take in connection with it.

The Company is also subject to various other legal proceedings and claims that have arisen in the ordinary course of business. While the Company believes that it has adequate reserves for those losses that it believes are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, officers and certain employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain customers pursuant to which the Company has agreed to indemnify the customer for certain specified and limited claims under such contract. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2024, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

8.           Operating Leases

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

The Company recognizes an operating lease liability and right-of-use asset in compliance with current lease accounting standard ASC 842. The amount of right-of-use asset is equal to the present value of the remaining lease payments discounted using the incremental borrowing rate of each respective country. Modifications, if any are recalculated and corresponding adjustments are made to the carrying values of both the lease liability and right-of-use assets.

A right-of-use asset is measured as the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The table below summarizes the amounts recognized in the financial statements related to operating leases for the years presented (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023

Rent expense for long-term operating leases	$1,257	$1,252
Rent expense for short-term leases	178	305
Total rent expense	$1,435	$1,557

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2024 (in thousands):

Year	Amount

2025	$1,300
2026	1,332
2027	1,328
2028	957
2029	695
2030 and thereafter	175
Total lease payments	5,787
Less: Interest	(1,132)
Net present value of lease liabilities	$4,655

Current portion	$877
Long-term portion	3,778
Total	$4,655

The weighted average remaining lease terms and discount rates for all of our operating leases as of December 31, 2024 were as follows:

Weighted-average lease term remaining	51 months
Weighted-average discount rate	9.39%

9.        Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the years ended December 31, 2024 and 2023, the Company did not make any matching contributions.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2024, these plans were unfunded. Pension expense for our foreign subsidiaries totaled approximately $1.2 million for each of the years ended December 31, 2024 and 2023.

The following tables set out the status of the non-U.S. pension benefits and the amounts recognized in the Company’s consolidated financial statements and the components of pension costs for the years ended December 31, 2024 and 2023 were as follows (in thousands):

Benefit Obligations:

	2024	2023

Projected benefit obligation at beginning of the year	$7,128	$5,906
Service cost	717	568
Interest cost	522	478
Actuarial loss (gain)	(105)	324
Foreign currency exchange rates changes	(166)	54
Benefits paid	(151)	(202)
Projected benefit obligation at end of the year	$7,945	$7,128

The Company had an actuarial gain of $0.1 million for the year ended December 31, 2024, and an actuarial loss of $0.3 million for the year ended December 31, 2023. This was mainly due to changes in the salary rate assumption for our Asian subsidiaries. Actuarial (gains) losses are recorded as part of other comprehensive income and are not reflected as part of net periodic pension cost.

Components of Net Periodic Pension Cost:

	2024	2023

Service cost	$717	$568
Interest cost	522	478
Actuarial loss recognized	(2)	147
Net periodic pension cost	$1,237	$1,193

The accumulated benefit obligation, which represents benefits earned to date, was approximately $4.7 million and $3.9 million for each of the years ended December 31, 2024 and 2023.

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023

Current accrued benefit cost	$1,229	$880
Non-current accrued benefit cost	6,716	6,248
Total amount recognized	$7,945	$7,128

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Current accrued benefit cost for pension benefits was included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits was included in long-term obligations, net of current portion, in the consolidated balance sheets.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The assumptions for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023

Discount rate	6.09%-12%	6.73%-12.8%
Rate of increase in compensation level	7%-10%	7.5%-14.5%

Estimated Future Benefit Payments:

As of December 31, 2024, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid (in thousands):

Year	Amount

2025	$1,246
2026	320
2027	658
2028	188
2029	606
2030 to 2034	5,142
$8,160

10.        Capital Stock

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

Common Stock Reserved - As of December 31, 2024, the Company had available for future issuance 902,824 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In July 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. There were no share repurchases in the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company repurchased 1.5 million shares of its common stock under the July 2019 authorization with a value of $1.8 million.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

11.        Stock Options

The Innodata Inc. 2013 Stock Plan (as amended, the “2013 Plan”) expired in accordance with its terms on June 3, 2023. Pursuant to the terms of the 2013 Plan, no further awards may be granted under the 2013 Plan following its expiration. As of December 31, 2024, there were 3,365,193 shares of our common stock underlying outstanding options or rights under the 2013 Plan. Outstanding awards made under the 2013 Plan prior to the 2013 Plan’s expiration will remain in effect until such awards have been satisfied or terminated in accordance with the terms of the 2013 Plan and such awards.

On June 9, 2023, stockholders of the Company approved amendments to the Innodata Inc. 2021 Equity Compensation Plan (as amended, the “2021 Plan”). The number of shares of common stock of Innodata Inc. that may be delivered, purchased or used for reference purposes (with respect to stock appreciation rights or stock units) for awards granted under the 2021 Plan is 4,000,000 (the “Share Reserve”). Shares subject to an option or stock appreciation right granted under the 2021 Plan count against the Share Reserve as one share for every share granted, and shares subject to any other type of award granted under the 2021 Plan count against the Share Reserve as two shares for every share granted for awards granted prior to April 11, 2023, and one and a half shares for every share granted for awards granted on or after April 11, 2023. Any shares withheld, tendered or exchanged by a participant in the 2021 Plan as full or partial payment to Innodata of the exercise price under an option under the 2021 Plan, or in satisfaction of a participant’s tax withholding obligations with respect to any award under the 2021 Plan, will not be added back to the Share Reserve.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Year Ended December 31,
	2024	2023

Weighted average fair value of options granted	$32.07	$2.56
Risk-free interest rate	4.40%	4.34%
Expected term (years)	6.0	6.0
Expected volatility factor	87.69%	75.35%
Expected dividends	None	None

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during each of the years ended December 31, 2024 and 2023 are presented below.

			Weighted-Average
		Weighted -Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-
Exercised	(2,169,968)	2.54
Forfeited/Expired	(4,001)	6.96
Outstanding at December 31, 2024	3,165,193	$3.67	6.32	$113,458,326

Exercisable at December 31, 2024	1,673,966	$2.54	5.51	$61,901,891

Vested and Expected to vest at December 31, 2024	3,165,193	$3.67	6.32	$113,458,326

			Weighted-Average
		Weighted – Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value

Outstanding at January 1, 2023	6,690,490	$3.09	7.19	$5,989,709
Granted*	25,000	3.31
Exercised	(1,287,462)	2.37
Forfeited/Expired	(88,866)	6.27
Outstanding at December 31, 2023	5,339,162	$3.22	6.38	$28,640,009

Exercisable at December 31, 2023	3,475,780	$2.18	6.40	$22,237,334

Vested and Expected to vest at December 31, 2023	5,339,162	$3.22	6.38	$28,640,009

* Includes 25,000 stock options granted to a non-employee member of the Company’s advisory board.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

2021 Plan

A summary of option activity under the 2021 Plan and changes during each of the years ended December 31, 2024 and 2023 are presented below.

			Weighted-Average
		Weighted - Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value

Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	268,500	42.57
Exercised	(336,264)	3.44
Forfeited/Expired	(13,536)	4.84
Outstanding at December 31, 2024	842,271	$15.86	8.46	$20,847,471

Exercisable at December 31, 2024	314,244	$3.32	7.73	$11,374,251

Vested and Expected to vest at December 31, 2024	842,271	$15.86	8.46	$20,847,471

			Weighted-Average
		Weighted - Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value

Outstanding at January 1, 2023	1,027,500	$3.46	9.75	$-
Granted	3,000	13.05
Exercised	(63,595)	4.59
Forfeited/Expired	(43,334)	3.41
Outstanding at December 31, 2023	923,571	$3.41	8.76	$4,786,252

Exercisable at December 31, 2023	386,209	$3.34	8.74	$2,023,601

Vested and Expected to vest at December 31, 2023	923,571	$3.41	8.76	$4,786,252

A total of 268,500 options were granted during the year ended December 31, 2024.

During the year ended December 31, 2024, a total of 2,506,232 options were exercised at an average exercise price of $2.66.

Restricted Stock Awards

There were no outstanding awards of restricted stock under the 2013 Plan or the 2021 Plan (collectively, the “Equity Plans”) during each of the years ended December 31, 2024 and 2023.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the years ended December 31, 2024 and 2023 are presented below:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value

Unvested at January 1, 2024	749,756	$5.77
Granted	549,079	40.61
Vested	(48,761)	8.42
Forfeited/Expired	(995)	8.29
Unvested at December 31, 2024	1,249,079	$20.98

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Units	Fair Value

Unvested at January 1, 2023	700,000	$5.59
Granted	49,756	8.29
Vested	-	-
Forfeited/Expired	-	-
Unvested at December 31, 2023	749,756	$5.77

There were a total of 34,246 restricted stock units granted to non-employees and non-employee directors during the year ended December 31, 2024.

As of December 31, 2024, there were 200,000 and 1,049,079 outstanding restricted stock unit awards under the 2013 Plan and 2021 Plan, respectively.

The stock-based compensation expense is recognized on a straight-line basis over a period of 36 months. The fair value of restricted stock units is based on the closing price of the stock at the time of the grant.

The compensation cost related to non-vested stock options not yet recognized as of December 31, 2024 totaled approximately $9.1 million. The weighted-average period over which these costs will be recognized is 34 months.

The compensation cost related to non-vested restricted stock units not yet recognized as of December 31, 2024 totaled approximately $21.9 million. The weighted-average period over which these costs will be recognized is 16 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

12.         Redemption of non-controlling interest

On December 31, 2024, the Company redeemed the 6.1% non-controlling interest in Innodata DocGenix, LLC; Innodata DocGenix, LLC, is now a wholly owned subsidiary. The Company accounted for the transaction in accordance with ASC Topic 810, “Consolidation”, which discusses the proper accounting treatment of the carrying value for the non-controlling interest. Under the standard, any change in ownership that does not result in a loss of control is to be accounted for as an equity transaction. To comply with the standard, the Company reclassified the remaining carrying value of the Non-controlling interest attributed to the DocGenix subsidiary amounting to $0.6 million from Non-controlling interest to Additional paid-in capital in the Consolidated Balance Sheets as of December 31, 2024.

13.         Comprehensive loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2024 and 2023, and reclassifications out of accumulated other comprehensive loss for the years then ended, are presented below (in thousands):

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive income (loss) before reclassifications, net of taxes	172	(494)	(592)	(914)
Total other comprehensive loss before reclassifications, net of taxes	(240)	(453)	(1,842)	(2,535)
Net amount reclassified to earnings	7	58	-	65
Balance at December 31, 2024	$(233)	$(395)	$(1,842)	$(2,470)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2023	$(86)	$(365)	$(1,657)	$(2,108)
Other comprehensive income (loss) before reclassifications, net of taxes	(322)	185	407	270
Total other comprehensive loss before reclassifications, net of taxes	(408)	(180)	(1,250)	(1,838)
Net amount reclassified to earnings	(4)	221	-	217
Balance at December 31, 2023	$(412)	$41	$(1,250)	$(1,621)

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company’s chief operating decision maker (CODM) is the senior executive committee that includes the chief executive officer, chief operating officer, and the chief financial officer (interim).

The U.S. GAAP measures used by the Company’s CODM to evaluate segment performance and allocate resources—such as employees, property, and financial or capital resources during the annual budgeting and forecasting process, are Revenues, Gross Profit and Income before provision for income taxes. Performance results are monitored, reviewed, and measured monthly and quarterly by comparing budget and forecast to actual results for profit measures, assessing returns on investment, compensation decisions and changing strategies, if required.

The accounting policies used by the DDS, Synodex and Agility segments are the same as those described in the summary of significant accounting policies.

The measure of segment assets is reported on the balance sheet as total consolidated assets shown in the table below (in thousands):

	Year Ended December 31,
	2024	2023
Total assets:
DDS	$87,165	$37,232
Synodex	4,983	3,379
Agility (1)	21,301	18,820
Total Consolidated	$113,449	$59,431

(1)Agility assets include goodwill of $2.0 million and $2.1 million as of December 31, 2024 and 2023, respectively

(2)Segment assets consist of cash, receivables, prepaid and other current assets, property and equipment, and intangibles.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The table below shows segment information for other significant income statement items (in thousands):

	Year Ended December 31, 2024
	DDS	Synodex	Agility	Total
Revenues	$141,098	$7,864	$21,499	$170,461
Direct operating costs (1) (3)	88,186	5,763	9,438	103,387
Gross profit	52,912	2,101	12,061	67,074
Selling and administrative expenses (2) (4)	31,685	194	10,859	42,738
Segment operating income	21,227	1,907	1,202	24,336
Interest expense (income), net	(153)	-	4	(149)
Income before provision for income taxes	$21,380	$1,907	$1,198	$24,485

	Year Ended December 31, 2023
	DDS	Synodex	Agility	Total
Revenues	$61,576	$7,511	$17,688	$86,775
Direct operating costs (1) (3)	40,057	6,712	8,713	55,482
Gross profit	21,519	799	8,975	31,293
Selling and administrative expenses (2) (4)	20,085	580	10,310	30,975
Segment operating income	1,434	219	(1,335)	318
Interest expense, net	174	-	5	179
Income before provision for income taxes	$1,260	$219	$(1,340)	$139

(1)

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

(2)

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.

(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.

(4)Includes non-cash expenses which consist mainly of stock-based compensation expense.

Long-lived assets as of December 31, 2024 and 2023 by geographic region were comprised of (in thousands):

	Year Ended December 31,
	2024	2023
United States	$10,182	$9,101
Foreign countries:
Canada	6,265	7,328
United Kingdom	806	1,028
Philippines	3,532	3,484
India	2,251	1,791
Sri Lanka	587	423
Israel	63	13
Germany	4	-
Total foreign	13,508	14,067
Totals	$23,690	$23,168

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.2 million and $5.1 million as of December 31, 2024 and December 31, 2023, respectively.

One customer in the DDS segment generated approximately 48% of the Company’s total revenues in the fiscal year ended December 31, 2024. Another customer in the DDS segment generated approximately 10% of the Company’s total

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

revenues in the fiscal year ended December 31, 2023. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2024 and 2023, revenues from non-U.S. customers accounted for 21% and 37%, respectively, of the Company’s revenues.

Revenues for each of the two years in the period ended December 31, 2024 and 2023 by geographic region (determined based upon customer domicile), were as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$133,876	$54,430
United Kingdom	10,006	10,766
The Netherlands	8,059	7,291
Canada	8,696	7,156
Others - principally other European countries	9,824	7,132
Totals	$170,461	$86,775

As of December 31, 2024, approximately 16% of the Company’s accounts receivable was due from foreign (principally European) customers and 61% of accounts receivable was due from two customers. As of December 31, 2023, approximately 31% of the Company’s accounts receivable was due from foreign (principally European) customers and 53% of accounts receivable was due from three customers. No other customer accounted for 10% or more of the accounts receivable as of December 31, 2024 and 2023.

15.             Income (loss) per Share

	For the Years Ended
	December 31,
	2024	2023
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$28,660	$(908)
Weighted average common shares outstanding	29,163	28,131
Dilutive effect of outstanding options and restricted stock units	3,014	-
Adjusted for dilutive computation	32,177	28,131

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

Options to purchase 4.0 million shares of common stock for the year ended December 31, 2024 were outstanding. Of these options, 3.7 million were included in the computation of diluted income per share while the remaining 0.3 million were not included in the computation of diluted income per share because the exercise price of the options were greater than the average market price of the common shares and therefore have not been considered as potential equity shares. Also included in the computation of dilutive income per share are 513,455 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of December 31, 2024.

Options to purchase 6.3 million shares of common stock for the year ended December 31, 2023 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $22.5 million and $10.5 million as of December 31, 2024 and 2023, respectively.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	Balance Sheet Location	Fair Value
		2024	2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$499	$-
Foreign currency forward contracts	Prepaid expenses and other current assets	$-	$41

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Net gain (loss) recognized in OCI(1)	$(494)	$185
Net loss reclassified from accumulated OCI into income(2)	$(58)	$(221)
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

17.          Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of December 31, 2024, such borrowing base calculation equaled approximately $22.3 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the year ended December 31, 2024 or during the subsequent period through the filing date of this Report.

Exhibit Index update

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation dated April 27, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated February 28, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc. dated June 5, 2012	Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Filed as Exhibit 3.1 to Form 8-K dated December 16, 2002

4.1	Specimen of Common Stock certificate	Filed as Exhibit 4.1 to Form 10-Q dated August 7, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.2 to our Form 10-K for the year ended December 31, 2021

10.1	Form of Indemnification Agreement between us and our Directors and one of our Officers	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.2	Employment Agreement dated as of January 1, 2007 with Ashok Mishra*	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.3	Employment Agreement dated as of March 25, 2009 with Jack S. Abuhoff*	Filed as Exhibit 10.1 to Form 8-K dated March 25, 2009

10.4	Amendment to Employment Agreement with Jack S. Abuhoff dated as of July 11, 2011*	Filed as Exhibit 10.1 to Form 8-K dated July 12, 2011

10.5	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Filed as Annex B to Definitive Proxy dated April 18, 2016

10.6	Amendment Number 1 dated August 24, 2018 to Agreement dated January 1, 2007 between the Company and Mr. Mishra*	Filed as Exhibit 10.1 to Form 8-K dated August 28, 2018

10.7	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Directors*	Filed as Exhibit 10.59 to Form 10-K dated March 26, 2019

10.8	Innodata Inc. 2021 Equity Compensation Plan, amended and restated effective as of April 11, 2023	Filed as Appendix A to Definitive Proxy Statement dated April 26, 2023

10.9	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Employees*	Filed as Exhibit 10.1 to S-8 Registration Statement dated June 16, 2021

10.10	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Directors*	Filed as Exhibit 10.2 to S-8 Registration Statement dated June 16, 2021

10.11	Form of Indemnification Agreement between Innodata Inc. and each of its Named Executive Officers and Directors*	Filed as Exhibit 10.1 to Form 8-K dated February 23, 2023

10.12

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

10.13

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

10.14

Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.3 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

Filed as Exhibit 10.1 to Form 10-Q dated May 11, 2023

10.15

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

Filed as Exhibit 10.1 to Form 10-Q dated November 2, 2023

10.16	Form of Innodata Inc. 2021 Equity Compensation Plan Restricted Stock Unit Agreement for Directors*	Filed as Exhibit 10.20 to Form 10-K dated March 4, 2024

10.17

First Amendment to the Credit Agreement, dated as of May 22, 2024, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as lender.

Filed as Exhibit 10.1 to Form 10-Q dated August 9, 2024

10.18

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

Filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2024

10.19	Form of Innodata Inc. 2021 Equity Compensation Plan Restricted Stock Unit Agreement for Employees*	Filed herewith

19	Trading Policy for Innodata Stock	Filed herewith

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of BDO India LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Innodata Inc. Compensation Recoupment Policy	Filed as Exhibit 97.1 to Form 10-K dated March 4, 2024

101	Interactive data files pursuant to Rule 405 of Regulation S-T:	Filed herewith
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