Form 10-Q
period 2025-03-31
INNODATA INC
filed 2025-05-09
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of April 30, 2025 was 31,745,310.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$56,556	$46,897
Accounts receivable, net of allowance for credit losses	29,577	28,013
Prepaid expenses and other current assets	6,216	6,090
Total current assets	92,349	81,000
Property and equipment, net	4,679	4,101
Right-of-use-asset, net	4,036	4,238
Other assets	1,276	1,267
Deferred income taxes, net	7,282	7,492
Intangibles, net	13,570	13,353
Goodwill	2,018	1,998
Total assets	$125,210	$113,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,500	$4,554
Accrued expenses	5,729	4,891
Accrued salaries, wages and related benefits	13,608	13,836
Deferred revenues	8,028	8,010
Income and other taxes	4,861	5,695
Long-term obligations - current portion	1,505	1,643
Operating lease liability - current portion	904	877
Total current liabilities	39,135	39,506
Deferred income taxes, net	35	32
Long-term obligations, net of current portion	7,096	6,744
Operating lease liability, net of current portion	3,542	3,778
Total liabilities	49,808	50,060
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 34,929,000 shares issued and 31,745,000 outstanding at March 31, 2025 and 34,484,000 shares issued and 31,300,000 outstanding at December 31, 2024	349	345
Additional paid-in capital	56,925	53,085
Retained earnings	26,764	18,977
Accumulated other comprehensive loss	(2,088)	(2,470)
	81,950	69,937
Less: treasury stock, 3,184,000 shares at March 31, 2025 and December 31, 2024, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	75,485	63,472
Non-controlling interests*	(83)	(83)
Total Stockholders’ equity	75,402	63,389
Total liabilities and stockholders’ equity	$125,210	$113,449

See notes to Condensed Consolidated Financial Statements.

*Noncontrolling interests are included within stockholders’ equity in the condensed consolidated balance sheet as the amounts are immaterial.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$58,344	$26,504
Direct operating costs	35,092	16,869
Selling and administrative expenses	14,980	8,305
Interest income, net	(127)	(84)
	49,945	25,090

Income before provision for income taxes	8,399	1,414

Provision for income taxes	612	424

Consolidated net income	7,787	990
Income attributable to non-controlling interests	-	1
Net Income attributable to Innodata Inc. and Subsidiaries	$7,787	$989

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.25	$0.03
Diluted	$0.22	$0.03

Weighted average shares outstanding:
Basic	31,434	28,753
Diluted	34,951	32,239

Comprehensive Income:
Consolidated net income	$7,787	$990
Pension liability adjustment, net of taxes	(1)	(1)
Foreign currency translation adjustment	109	(130)
Change in fair value of derivatives, net of taxes	274	(34)
Other comprehensive income (loss)	382	(165)
Total comprehensive income	8,169	825
Comprehensive income attributed to non-controlling interest	-	1
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$8,169	$824

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$7,787	$990
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,563	1,266
Stock-based compensation	2,881	1,034
Deferred income taxes	149	(54)
Pension cost	342	309
Changes in operating assets and liabilities:
Accounts receivable	(1,353)	137
Prepaid expenses and other current assets	(47)	86
Other assets	(16)	426
Accounts payable and accrued expenses	661	(307)
Deferred revenues	18	3,145
Accrued salaries, wages and related benefits	(249)	(490)
Income and other taxes	(869)	225
Net cash provided by operating activities	10,867	6,767

Cash flows from investing activities:
Capital expenditures	(2,350)	(1,339)
Net cash used in investing activities	(2,350)	(1,339)

Cash flows from financing activities:
Proceeds from exercise of stock options	963	-
Payment of long-term obligations	(103)	(291)
Net cash provided by (used in) financing activities	860	(291)

Effect of exchange rate changes on cash and cash equivalents	282	32

Net increase in cash and cash equivalents	9,659	5,169

Cash and cash equivalents, beginning of period	46,897	13,806
Cash and cash equivalents, end of period	$56,556	$18,975

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$112	$155
Cash paid for operating leases	$356	$361
Cash paid for interest	$-	$68

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Vesting of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402

January 1, 2024	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$(708)	$24,995
Net loss attributable to Innodata Inc. and Subsidiaries	-	-	-	989	-	-	-	-	989
Income attributable to non-controlling interests	-	-	-	-	-	-	-	1	1
Stock-based compensation	-	-	1,034	-	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$(707)	$26,854

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of March 31, 2025 and December 31, 2024, the results of its operations and comprehensive income for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, and stockholders’ equity for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2024.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At March 31, 2025, the Company had cash and cash equivalents of $56.6 million, of which $17.3 million was held by its foreign subsidiaries and $39.3 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

We record an allowance for credit losses for estimated losses resulting from the failure of our customers to make the required payments and provisions for billing adjustments relating to quality issues on delivered services, service penalties, discounts and price adjustments. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Digital Data Solutions segment, revenue is recognized primarily based on the quantity delivered or resources utilized in the period in which services are performed and performance conditions are satisfied as per the agreement. Revenue from agreements billed on a time-and-materials basis is recognized as services are performed. Revenue from fixed-fee agreements, which is not significant to overall revenues, is recognized based on the proportional performance method of accounting, as services are performed, or milestones are achieved.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $1.0 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2025 and December 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange losses resulting from such transactions of approximately $0.1 million for each of the three-month periods ended March 31, 2025 and 2024, respectively.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress were $4.3 million and $3.6 million as of March 31, 2025 and December 31, 2024, respectively. The cumulative completed capitalized developed software was $19.4 million and $19.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the deferred tax assets of subsidiaries in Canada and Germany will be realizable or not.

The Company assessed one of its Canadian subsidiaries for the three months ended March 31, 2025 and the assessment yielded positive evidence enabling the release of the valuation allowance for the Canadian deferred tax assets of the subsidiary under “ASC Topic 740-30-22 – Accounting for Income Taxes”.

As the expectation of future taxable income of the second Canadian subsidiary and German subsidiary cannot be predicted with reasonable accuracy, the Company continues to maintain a valuation allowance against the deferred tax assets of these subsidiaries.

The Company accounts for income taxes regarding uncertain tax positions and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. We expect to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Deferred revenues	$8,028	$8,010

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three months ended as of March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Balance at the beginning of period	$8,010	$3,523
Net deferred revenue in the period	6,465	9,932
Revenue recognized	(6,607)	(6,707)
Currency translations and other adjustments	160	(80)
Balance at the end of period	$8,028	$6,668

Recently Issued Accounting Pronouncements Not Yet Adopted - On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU’s effective date is for fiscal years beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. We do not anticipate any material impact from the adoption of this new standard.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), fourth amendment via ASU 2025-01: Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will become effective for us in fiscal 2027 and in the first quarter of fiscal 2028 for interim reporting. Early adoption is permitted. We are currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Gross Accounts receivable	$31,415	$29,772
Allowance for credit losses	(1,205)	(1,256)
Allowance for billing adjustments	(633)	(503)
Accounts receivable, net	$29,577	$28,013

Activity in the allowance for the credit losses for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$1,256	$992
Additions charged to expense	-	15
Write-offs against allowance	(55)	(7)
Foreign currency translation adjustment	4	-
Balance at end of period	$1,205	$1,000

3.Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2025 was as follows (in thousands):

Balance - January 1, 2025	$1,998
Foreign currency translation adjustment	20
Balance - March 31, 2025	$2,018

The fair value measurement of goodwill of the Agility segment was conducted on September 30, 2024 and was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.0 million for each of the periods ended March 31, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	March 31, 2025
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,760)	$2	$123
Customer relationships	1,965	(1,747)	-	218
Trademarks and tradenames	840	(813)	1	28
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,087)	8	449
Total Acquired Intangible Assets	$9,254	$(8,447)	$11	$818

Capitalized Developed Software
Capitalized Developed Software	$19,352	$(10,903)	$(1)	$8,448
Capitalized Developed Software - in Progress	4,302	-	2	4,304
Total Capitalized Developed Software	$23,654	$(10,903)	$1	$12,752

Total	$32,908	$(19,350)	$12	$13,570

	December 31, 2024
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,911)	$(3)	$146
Customer relationships	2,144	(1,856)	(29)	259
Trademarks and tradenames	862	(826)	-	36
Patents	44	(44)	-	-
Media Contact Database	3,546	(3,016)	(1)	529
Total Acquired Intangible Assets	$9,656	$(8,653)	$(33)	$970

Capitalized Developed Software
Capitalized Developed Software	$19,811	$(10,507)	$(463)	$8,841
Capitalized Developed Software - in Progress	3,552	-	(10)	3,542
Total Capitalized Developed Software	$23,363	$(10,507)	$(473)	$12,383

Total	$33,019	$(19,160)	$(506)	$13,353

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended March 31, 2025 and 2024.

Amortization expense relating to capitalized developed software was $1.0 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2025, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2025	$4,833
2026	4,629
2027	3,130
2028	774
2029	100
Thereafter	104
$13,570

4.Income Taxes

For the three months ended March 31, 2025, the Company recorded an income tax provision of approximately $0.6 million. The Company generated taxable income in the United States during the period; however, no U.S. federal tax expense was recognized as the taxable income was fully offset by the utilization of net operating loss carryforwards (“NOLCO”). The income tax provision recorded for the period primarily relates to utilization of U.S. deferred tax assets, State income tax provisions, the Company’s foreign subsidiaries income tax provisions in accordance with local tax regulations, the tax impact of Global Intangible Low-Taxed Income (“GILTI”) inclusions, offset in part by the release of the valuation allowance for the deferred tax assets of one of the Company’s Canadian subsidiary and reversal of uncertain tax positions under ASC 740.

The estimated annual effective tax rate applied to the three-month period ended March 31, 2025 differs from the U.S. federal statutory rate of 21% principally due to the favorable effect of stock-based compensation, change in valuation allowance, and change in unrecognized tax benefits, offset in part by IRS section 162(m) adjustments, state income tax provisions, tax effect of foreign operations, and income earned outside the U.S. which is subject to the U.S. tax on global intangible low taxed income (“GILTI”).

The estimated annual effective tax rate applied to the three-month period ended March 31, 2024, differs from the U.S. federal statutory rate of 21% principally due to income earned outside the U.S. which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), provision on uncertain tax positions, true up adjustment on prior year tax provision, and other net increases, offset in part by a reduction in the valuation allowance and foreign exchange gains and losses.

During the first quarter of 2025, the Company determined it was more likely than not that one of the Company’s subsidiaries in Canada would be able to realize the benefit of the deferred tax assets in Canada, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the Canadian subsidiary, as well as expectations regarding the generation of future taxable income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliations of the U.S. federal statutory rate with the Company’s effective tax rate for the three months ended March 31, 2025 and 2024, respectively, are summarized in the table below:

	For the Three Months
	Ended March 31,
	2025	2024
Federal income tax expense (benefit) at statutory rate	21.0%	21.0%
Effect of:
Section 162(m)	28.1	-
State income tax net of federal benefit	2.1	0.7
Tax effects of foreign operations	1.2	2.4
GILTI provisions	1.1	11.8
Withholding tax	0.3	2.0
Return to provision true up	-	5.1
Foreign operations permanent differences - foreign exchange gains and losses	-	(7.9)
Deemed interest	(0.3)	(2.7)
Foreign rate differential	(0.5)	0.5
Change in unrecognized tax benefits (ASC 740)	(1.5)	6.1
Change in valuation allowance	(3.3)	(10.4)
Effect of stock-based compensation	(40.8)	0.7
Other	(0.1)	0.7
Effective tax rate	7.3%	30.0%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2025 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2025	$999
Increase for current period tax positions	76
Decrease for prior year tax positions	(213)
Interest accrual	10
Foreign currency remeasurement	4
Balance - March 31, 2025	$876

5.Operating Leases

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Rent expense for long-term operating leases	$314	$314
Rent expense for short-term leases	42	47
Total rent expense	$356	$361

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2025 (in thousands):

Year	Amount
2025	$977
2026	1,331
2027	1,327
2028	957
2029	695
2030 and thereafter	177
Total lease payments	5,464
Less: Interest	(1,018)
Net present value of lease liabilities	$4,446

Current portion	$904
Long-term portion	3,542
Total	$4,446

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2025 were as follows:

Weighted-average lease term remaining	48 months
Weighted-average discount rate	9.39%

6.Long-term obligations

Total long-term obligations as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Pension obligations - accrued pension liability	$8,277	$7,945
Microsoft licenses (1)	324	442
	8,601	8,387
Less: Current portion of long-term obligations	1,505	1,643
Total Non-Current portion of long-term obligations	$7,096	$6,744

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.7 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

In February 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). In October 2024, the presiding judge in the Securities Class Action appointed a lead plaintiff and approved the lead plaintiff’s choice of counsel. The Securities Class Action complaint, as amended, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to defend itself vigorously, but the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Subsequently, in March 2024, the Company received a letter from the staff of the SEC, requesting the Company preserve certain documents and data; in August 2024 the Company received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) requesting the Company to produce certain documents; and in September 2024 the Company received a subpoena from the SEC requesting certain information. The Company believes that the SEC and DOJ requests are related to the conduct alleged in the Securities Class Action, and is cooperating with these investigations. The Company is unable to predict when these matters will be resolved or what further action, if any, the SEC or DOJ may take in connection with it.

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

(Unaudited)

8.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Direct operating costs	$427	$84
Selling and administrative expenses	2,454	950
Total stock-based compensation	$2,881	$1,034

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during each of the three-month periods ended March 31, 2025 and 2024 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	3,165,193	$3.67	6.32	$113,458,326
Granted	-	-	-	-
Exercised	(188,150)	3.74	-	-
Forfeited/Expired	-	-	-	-
Outstanding at March 31, 2025	2,977,043	$3.67	6.11	$95,948,739

Exercisable at March 31, 2025	2,878,708	$3.68	6.06	$92,753,835

Vested and Expected to vest at March 31, 2025	2,977,043	$3.67	6.11	$95,948,739

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(2,334)	6.96	-	-
Outstanding at March 31, 2024	5,336,828	$3.21	6.13	$18,364,840

Exercisable at March 31, 2024	3,552,030	$2.28	5.22	$15,528,015

Vested and Expected to vest at March 31, 2024	5,336,828	$3.21	6.13	$18,364,840

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the three-month periods ended March 31, 2025 and 2024 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	842,271	$15.86	8.46	$20,847,471
Granted	-	-	-	-
Exercised	(73,232)	3.57	-	-
Forfeited/Expired	(334)	3.41	-	-
Outstanding at March 31, 2025	768,705	$17.04	8.28	$16,375,435

Exercisable at March 31, 2025	242,512	$3.34	7.49	$7,897,315

Vested and Expected to vest at March 31, 2025	768,705	$17.04	8.28	$16,375,435

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(5,334)	3.41	-	-
Outstanding at March 31, 2024	918,237	$3.41	8.52	$2,946,506

Exercisable at March 31, 2024	386,209	$3.34	8.49	$1,258,907

Vested and Expected to vest at March 31, 2024	918,237	$3.41	8.52	$2,946,506

There were no options granted during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, a total of 261,382 options were exercised at an average exercise price of $3.68.

The compensation cost related to non-vested stock options not yet recognized as of March 31, 2025 totaled approximately $8.2 million. The weighted-average period over which these costs will be recognized is 31 months.

Restricted Stock Awards

There were no outstanding awards of restricted stock under the Equity Plans during each of the three-month periods ended March 31, 2025 and 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the three-month periods ended March 31, 2025 and 2024 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2025	1,249,079	$20.98
Granted	2,751	41.23
Vested	(184,200)	4.99
Forfeited/Expired	(530,950)	6.37
Unvested at March 31, 2025	536,680	$41.03

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	-	-
Vested	-	-
Forfeited/Expired	(995)	8.29
Unvested at March 31, 2024	748,761	$5.78

There were no restricted stock units granted to non-employee directors during the three months ended March 31, 2025.

The compensation cost related to non-vested restricted stock units not yet recognized as of March 31, 2025 totaled approximately $19.6 million. The weighted-average period over which these costs will be recognized is 31 months.

9.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2025 and 2024, and reclassifications from accumulated other comprehensive loss for the three-month periods, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income before reclassifications, net of taxes	-	121	109	230
Total other comprehensive loss before reclassifications, net of taxes	(233)	(274)	(1,733)	(2,240)
Net amount reclassified to earnings	(1)	153	-	152
Balance at March 31, 2025	$(234)	$(121)	$(1,733)	$(2,088)

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

All reclassifications from accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income.

10.Segment reporting and concentrations

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

The Company’s chief operating decision maker (“CODM”) is the senior executive committee that includes the chief executive officer, the chief operating officer, and the chief financial officer (interim).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The measure of segment assets is reported on the balance sheet as total consolidated assets shown in the table below (in thousands):

	March 31, 2025	December 31, 2024*
Total assets:
DDS	$102,723	$91,588
Synodex	4,743	4,790
Agility(1)	17,744	17,071
Total Consolidated	$125,210	$113,449

*Prior period segment assets of DDS, Synodex and Agility segments have been reclassified to align with the current period presentation, with no impact on the Company’s consolidated results.

(1)	Agility assets include goodwill of $2.0 million for each of the periods ended March 31, 2025 and December 31, 2024.
(2)	Segment assets consist of cash, receivables, prepaid and other assets, property and equipment, right of-use-assets, deferred income tax and intangibles.

The table below shows segment information for other significant income statement items (in thousands):

	Three Months Ended March 31, 2025
	DDS	Synodex	Agility	Total
Revenues	$50,831	$2,013	$5,500	$58,344
Direct operating costs (1) (3)	31,102	1,461	2,529	35,092
Gross profit	19,729	552	2,971	23,252
Selling and administrative expenses (2) (4)	11,594	286	3,100	14,980
Segment operating income	8,135	266	(129)	8,272
Interest income, net	(127)	-	-	(127)
Income (loss) before provision for income taxes	$8,262	$266	$(129)	$8,399

	Three Months Ended March 31, 2024
	DDS	Synodex	Agility	Total
Revenues	$19,705	$1,871	$4,928	$26,504
Direct operating costs (1) (3)	13,147	1,472	2,250	16,869
Gross profit	6,558	399	2,678	9,635
Selling and administrative expenses (2) (4)	5,795	123	2,387	8,305
Segment operating income	763	276	291	1,330
Interest (income) expense, net	(85)	-	1	(84)
Income before provision for income taxes	$848	$276	$290	$1,414

(1)	Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation expense.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues for the three-month periods ended March 31, 2025, and 2024 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
United States	$48,897	$17,872
Canada	2,723	2,226
United Kingdom	2,426	2,249
The Netherlands	2,165	2,039
Others - principally other European countries	2,133	2,118
Totals	$58,344	$26,504

Long-lived assets as of March 31, 2025 and December 31, 2024 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2025	2024
United States	$10,633	$10,182

Foreign countries:
Canada	6,214	6,265
United Kingdom	784	806
Philippines	3,606	3,532
India	2,367	2,251
Sri Lanka	621	587
Israel	74	63
Germany	4	4
Total foreign	13,670	13,508
Totals	$24,303	$23,690

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.0 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively.

One customer in the DDS segment generated approximately 61% and 24% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further revenues from non-U.S. customers accounted for 16% and 33% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, approximately 17% of the Company’s accounts receivable was due from foreign (principally European) customers and 51% of the Company’s accounts receivable was due from one customer. As of December 31, 2024, approximately 16% of the Company’s accounts receivable was due from foreign (principally European) customers and 61% of the Company’s accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of March 31, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.Income Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Net income attributable to Innodata Inc. and Subsidiaries	$7,787	$989
Weighted average common shares outstanding	31,434	28,753
Dilutive effect of outstanding options	3,517	3,486
Adjusted for dilutive computation	34,951	32,239

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

Options to purchase 3.7 million shares of common stock for the three months ended March 31, 2025 were outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 449,342 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of March 31, 2025.

Options to purchase 3,000 shares of common stock for the three months ended March 31, 2024 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

12.Derivatives

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $17.2 million and $22.5 million as of March 31, 2025 and December 31, 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2025	2024
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$153	$499

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Net gain (loss) recognized in OCI(1)	$121	$(13)
Net (gain) loss reclassified from accumulated OCI into income(2)	$153	$(21)
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

13.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of March 31, 2025, such borrowing base calculation equaled approximately $21.4 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the three months ended March 31, 2025 or during the subsequent period through the filing date of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts, including between India and Pakistan, Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict and increased hostilities between Hezbollah and Israel and Iran and Israel; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (“DDS”) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; our DDS segment’s revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; our ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. global trading and monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Our actual results could differ materially from the results referred to in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2025 and in our other filings that we may make with the Securities and Exchange Commission.

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

We utilize a variety of leading third-party tools, proprietary tools and customer tools. For text annotation, we use our proprietary data annotation platform that incorporates AI to reduce costs while improving consistency and quality of output. Our proprietary data annotation platform features auto-tagging capabilities that apply to both classical and generative AI tasks. The platform encapsulates many of the innovations we conceived of in the course of our 35+ year history of creating high-quality data.

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

Prevailing Economic Conditions and Seasonality

Prevailing Economic Conditions

With the current level of demand for our services, we believe we have existing cash and cash equivalents that provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of the filing of this Report (refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information). In the event we experience a significant or prolonged reduction in revenues, we would seek to manage our liquidity by utilizing the Revolving Credit Facility, reducing capital expenditures, deferring investment activities, and reducing operating costs.

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

For further information, refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three-month periods ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
Consolidated	2025	2024

Gross Profit attributable to Innodata Inc. and Subsidiaries	$23,252	$9,635
Depreciation and amortization	1,544	1,240
Stock-based compensation	427	84
Adjusted Gross Profit	$25,223	$10,959

Gross Margin	40%	36%
Adjusted Gross Margin	43%	41%

	Three Months Ended March 31,
DDS Segment	2025	2024

Gross Profit attributable to DDS Segment	$19,729	$6,558
Depreciation and amortization	714	338
Stock-based compensation	416	74
Adjusted Gross Profit	$20,859	$6,970

Gross Margin	39%	33%
Adjusted Gross Margin	41%	35%

	Three Months Ended March 31,
Synodex Segment	2025	2024

Gross Profit attributable to Synodex Segment	$552	$399
Depreciation and amortization	87	137
Stock-based compensation	-	-
Adjusted Gross Profit	$639	$536

Gross Margin	27%	21%
Adjusted Gross Margin	32%	29%

	Three Months Ended March 31,
Agility Segment	2025	2024

Gross Profit attributable to Agility Segment	$2,971	$2,678
Depreciation and amortization	743	765
Stock-based compensation	11	10
Adjusted Gross Profit	$3,725	$3,453

Gross Margin	55%	54%
Adjusted Gross Margin	68%	70%

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before net interest expense (income), income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangible assets and goodwill, stock-based compensation, income (loss) attributable to non-controlling interests, non-recurring severance, and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three -month periods ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
Consolidated	2025	2024
Net income attributable to Innodata Inc. and Subsidiaries	$7,787	$989
Provision for income taxes	612	424
Interest (income) expense, net	(127)	68
Depreciation and amortization	1,563	1,266
Stock-based compensation	2,881	1,034
Non-controlling interests	-	1
Adjusted EBITDA - Consolidated	$12,716	$3,782

	Three Months Ended March 31,
DDS Segment	2025	2024
Net income attributable to DDS Segment	$7,675	$426
Provision for income taxes	587	421
Interest (income) expense, net	(127)	67
Depreciation and amortization	733	364
Stock-based compensation	2,676	895
Non-controlling interests	-	1
Adjusted EBITDA - DDS Segment	$11,544	$2,174

	Three Months Ended March 31,
Synodex Segment	2025	2024
Net income attributable to Synodex Segment	$266	$276
Depreciation and amortization	87	137
Stock-based compensation	65	49
Adjusted EBITDA - Synodex Segment	$418	$462

	Three Months Ended March 31,
Agility Segment	2025	2024
Net income (loss) attributable to Agility Segment	$(154)	$287
Provision for income taxes	25	3
Interest expense	-	1
Depreciation and amortization	743	765
Stock-based compensation	140	90
Adjusted EBITDA - Agility Segment	$754	$1,146

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2025 and 2024

Revenues

Total revenues were $58.3 million and $26.5 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $31.8 million or approximately 120%.

Revenues from the DDS segment were $50.8 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $31.1 million or approximately 158%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $2.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.1 million or 5%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $5.5 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.6 million or approximately 12%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 61% and 24% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 16% and 33% of the Company’s total revenues for the three months ended March 31, 2025 and 2024, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.

Direct operating costs were $35.1 million and $16.9 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $18.2 million or 108%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $15.4 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $1.4 million; higher cloud service subscriptions of $0.4 million; higher depreciation and amortization of capitalized developed software of $0.3 million; an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; higher content costs of $0.1 million and an increase in other direct operating costs of $0.4 million. Direct operating costs as a percentage of total revenues were 60% and 64% for the three months ended March 31, 2025 and 2024, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments.

Direct operating costs for the DDS segment were $31.1 million and $13.2 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $17.9 million or 136%. The increase in direct operating costs includes $15.4 million from direct and indirect labor related costs primarily on account of new hires and higher incentives; higher recruitment fees of $1.4 million; higher depreciation and amortization of capitalized developed software of $0.4 million; higher cloud service subscriptions of $0.3 million; an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; and an increase in other direct operating costs of $0.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 61% and 67% for the three months ended March 31, 2025 and 2024, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million for each of the three-month periods ended March 31, 2025 and 2024. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 75% and 79% for the three months ended March 31, 2025 and 2024, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher revenues.

Direct operating costs for the Agility segment were $2.5 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.3 million or 14%. The increase in direct operating costs was a result of higher content costs of $0.1 million and an increase in other direct operating costs of $0.2 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 45% for the each of the three-month periods ended March 31, 2025 and 2024.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $23.2 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively. The $13.6 million increase in gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments. Gross margin was 40% and 36% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments.

Gross profit for the DDS segment was $19.7 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively. The $13.1 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 39% and 33% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The $0.1 million increase in gross profit for the Synodex segment was primarily due to higher revenues. Gross margin for the Synodex segment was 27% and 21% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues.

Gross profit for the Agility segment was $3.0 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. The $0.3 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 55% and 54% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software subscriptions; professional and consultant fees; provision for credit losses; and other administrative overhead expenses.

Selling and administrative expenses were $15.0 million and $8.3 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $6.7 million or 81%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $3.8 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $2.4 million; higher expenses for marketing related activities of $0.3 million; higher subscriptions of $0.3 million; offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 26% and 31% for the three months ended March 31, 2025 and 2024, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments, offset in part by higher selling and administrative expenses in all segments.

Selling and administrative expenses for the DDS segment were $11.6 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $5.8 million or 100%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $3.1 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $2.2 million; higher expenses for marketing related activities of $0.3 million; higher subscriptions of $0.3 million; offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 23% and 29% for the three months ended March 31, 2025 and 2024, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.2 million or 200%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.1 million, primarily on account of incentives and bonuses awarded and an increase in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 15% and 5% for the three months ended March 31, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable due to higher selling and administrative expenses offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $3.1 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $0.7 million or 29%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.6 million, primarily on account of new hires, salary increases, incentives and bonuses awarded; higher professional fees of $0.2 million offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 56% and 49% for the three months ended March 31, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset in part by higher revenues.

Income Taxes

We recorded a provision for income taxes of $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. (Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the three-month periods ended March 31, 2025 and 2024).

Net Income

Net income was $7.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The $6.8 million increase was a result of higher revenue in all segments, offset in part by higher direct operating costs in the DDS and Agility segments and higher selling and administrative expenses in all segments, and a higher income tax provision in the current quarter.

Net income for the DDS segment was $7.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The $7.3 million increase was primarily attributable to higher revenues, offset in part by higher direct operating costs and selling and administrative expenses, and a higher income tax provision in the current quarter.

Net income for the Synodex segment was $0.3 million for each of the three-month periods ended March 31, 2025 and 2024.

The Agility segment had a net loss of $0.2 million and a net income of $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The $0.5 million change was due to higher direct operating costs, and higher selling and administrative expenses offset in part by higher revenues in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $25.2 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively. The $14.2 million increase in adjusted gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments. Adjusted gross margin was 43% and 41% for the three months ended March 31, 2025 and 2024, respectively. The increase in adjusted gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in the DDS and Agility segments.

Adjusted gross profit for the DDS segment was $20.9 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. The $13.9 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 35% for the three months ended March 31, 2025 and 2024, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $0.6 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The $0.1 million increase in adjusted gross profit in the Synodex segment was due to higher revenues. Adjusted gross margin for the Synodex segment was 32% and 29% for the three months ended March 31, 2025 and 2024, respectively. The increase in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues.

Adjusted gross profit for the Agility segment was $3.7 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. The $0.2 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 68% and 70% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $12.7 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. The $8.9 million increase in Adjusted EBITDA was due to higher net income and higher stock-based compensation and depreciation and amortization, and a higher income tax provision offset in part by lower interest expense in the current quarter.

Adjusted EBITDA for the DDS segment was $11.5 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The $9.3 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income and higher stock-based compensation and depreciation and amortization, and a higher income tax provision offset in part by lower interest expense in the current quarter.

Adjusted EBITDA for the Synodex segment was $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The $0.1 million decrease in Adjusted EBITDA in the Synodex segment was due to lower depreciation and amortization in the current quarter.

Adjusted EBITDA for the Agility segment was $0.7 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The $0.4 million decrease in Adjusted EBITDA in the Agility segment was due to lower net income in the current quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$56,556	$46,897
Working capital	53,214	41,494

On March 31, 2025, we had cash and cash equivalents of $56.6 million, of which $17.3 million was held by our foreign subsidiaries, and $39.3 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of March 31, 2025, to indefinitely reinvest the overseas funds in our foreign subsidiaries.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2025, we had working capital of approximately $53.2 million, as compared to working capital of approximately $41.5 million as of December 31, 2024. The increase in working capital is due to increased collections from higher revenues and proceeds from stock option exercises in the period, offset by capital expenditures during the period to build future capacity.

We did not have any material commitments for capital expenditures as of March 31, 2025.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

We maintain a revolving line of credit facility. “See Note 13, Line of Credit, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein”.

On August 8, 2024, we filed a Registration Statement on Form S-3 (Registration No. 333-281379) (the “Form S-3”), as amended on September 16, 2024, and declared effective on October 10, 2024, with the SEC, which includes a base prospectus that allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants or units up to an aggregate public offering price of $50.0 million. The Form S-3 is intended to preserve our flexibility to raise capital from time to time, if and when needed.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2025 was $10.9 million resulting from net income of $7.8 million, adjusted for non-cash expenses of $5.0 million and a decrease in working capital of $1.9 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the three months ended March 31, 2024 was $6.8 million resulting from our net income of $1.0 million, adjusted for non-cash expenses of $2.6 million and an increase in working capital of $3.2 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

For the three months ended March 31, 2025 and 2024, cash used in our investing activities was $2.4 million and $1.3 million, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the three months ended March 31, 2025 amounting to $2.4 million consisted of $1.5 million for the DDS segment, $0.6 million for the Agility segment and $0.3 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.9 million primarily from proceeds of stock option exercises of $1.0 million, offset in part by payment of long-term obligations of $0.1 million.

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

Not applicable to smaller reporting companies.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	May 8, 2025	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 8, 2025	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)