Form 10-Q
period 2025-06-30
INNODATA INC
filed 2025-07-31
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of July 24, 2025 was 31,845,622.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$59,792	$46,897
Accounts receivable, net of allowance for credit losses	34,124	28,013
Prepaid expenses and other current assets	6,773	6,090
Total current assets	100,689	81,000
Property and equipment, net	4,710	4,101
Right-of-use-asset, net	3,830	4,238
Other assets	1,342	1,267
Deferred income taxes, net	6,036	7,492
Intangibles, net	13,930	13,353
Goodwill	2,086	1,998
Total assets	$132,623	$113,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,491	$4,554
Accrued expenses	5,144	4,891
Accrued salaries, wages and related benefits	12,377	13,836
Deferred revenues	6,485	8,010
Income and other taxes	4,220	5,695
Long-term obligations - current portion	1,477	1,643
Operating lease liability - current portion	928	877
Total current liabilities	35,122	39,506
Deferred income taxes, net	71	32
Long-term obligations, net of current portion	7,493	6,744
Operating lease liability, net of current portion	3,295	3,778
Total liabilities	45,981	50,060
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 35,029,000 shares issued and 31,845,000 outstanding at June 30, 2025 and 34,484,000 shares issued and 31,300,000 outstanding at December 31, 2024	350	345
Additional paid-in capital	60,150	53,085
Retained earnings	33,983	18,977
Accumulated other comprehensive loss	(1,293)	(2,470)
	93,190	69,937
Less: treasury stock, 3,184,000 shares at June 30, 2025 and December 31, 2024, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	86,725	63,472
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	86,642	63,389
Total liabilities and stockholders’ equity	$132,623	$113,449

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2025	2024
Revenues	$58,393	$32,553
Direct operating costs	35,370	23,202
Selling and administrative expenses	14,112	9,020
Interest expense (income), net	(577)	55
	48,905	32,277
Income before provision for income taxes	9,488	276

Provision for income taxes	2,269	285
Consolidated net income (loss)	7,219	(9)
Income attributable to non-controlling interests	-	5
Net Income (loss) attributable to Innodata Inc. and Subsidiaries	$7,219	$(14)

Income (loss) per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.23	$(0.00)
Diluted	$0.20	$(0.00)

Weighted average shares outstanding:
Basic	31,785	28,878
Diluted	35,301	28,878

Comprehensive Income (Loss):
Consolidated net income (loss)	$7,219	$(9)
Pension liability adjustment, net of taxes	(35)	-
Foreign currency translation adjustment	582	(78)
Change in fair value of derivatives, net of taxes	248	(174)
Other comprehensive income (loss)	795	(252)
Total comprehensive income (loss)	8,014	(261)
Comprehensive income attributed to non-controlling interest	-	5
Comprehensive income (loss) attributable to Innodata Inc. and Subsidiaries	$8,014	$(266)

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2025	2024
Revenues	$116,737	$59,057
Direct operating costs	70,462	40,071
Selling and administrative expenses	29,092	17,325
Interest income, net	(704)	(29)
	98,850	57,367
Income before provision for income taxes	17,887	1,690
Provision for income taxes	2,881	709
Consolidated net income	15,006	981
Income attributable to non-controlling interests	-	6
Net Income attributable to Innodata Inc. and Subsidiaries	$15,006	$975

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.47	$0.03
Diluted	$0.43	$0.03

Weighted average shares outstanding:
Basic	31,609	28,819
Diluted	35,120	32,691

Comprehensive Income:
Consolidated net income	$15,006	$981
Pension liability adjustment, net of taxes	(36)	(1)
Foreign currency translation adjustment	691	(208)
Change in fair value of derivatives, net of taxes	522	(208)
Other comprehensive income (loss)	1,177	(417)
Total comprehensive income	16,183	564
Comprehensive income attributed to non-controlling interest	-	6
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$16,183	$558

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$15,006	$981
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	5,602	2,026
Depreciation and amortization	3,164	2,684
Deferred income taxes	1,355	41
Pension cost	672	395
Changes in operating assets and liabilities:
Accounts receivable	(5,716)	(3,976)
Prepaid expenses and other current assets	(387)	246
Other assets	(76)	396
Accounts payable and accrued expenses	26	3,348
Deferred revenues	(1,525)	1,247
Accrued salaries, wages and related benefits	(1,490)	(1,149)
Income and other taxes	(1,529)	74
Net cash provided by operating activities	15,102	6,313

Cash flows from investing activities:
Capital expenditures	(4,058)	(4,067)
Net cash used in investing activities	(4,058)	(4,067)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,468	783
Withholding taxes on net settlement of restricted stock units	-	(97)
Payment of long-term obligations	(229)	(294)
Net cash provided by financing activities	1,239	392

Effect of exchange rate changes on cash and cash equivalents	612	65

Net increase in cash and cash equivalents	12,895	2,703

Cash and cash equivalents, beginning of period	46,897	13,806
Cash and cash equivalents, end of period	$59,792	$16,509

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for restricted stock	$-	$97
Cash paid for income taxes	$2,670	$459
Cash paid for operating leases	$718	$719
Cash paid for interest	$20	$169

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Issuance of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,219	-	-	-	-	7,219
Stock-based compensation	-	-	2,721	-	-	-	-	-	2,721
Stock option exercises	92	1	504	-	-	-	-	-	505
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(35)	-	-	-	(35)
Foreign currency translation adjustment	-	-	-	-	582	-	-	-	582
Change in fair value of derivatives, net of taxes	-	-	-	-	248	-	-	-	248
June 30, 2025	35,029	$350	$60,150	$33,983	$(1,293)	(3,184)	$(6,465)	$(83)	$86,642

January 1, 2024	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$(708)	$24,995
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	989	-	-	-	-	989
Income attributable to non-controlling interests	-	-	-	-	-	-	-	1	1
Stock-based compensation	-	-	1,034	-	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$(707)	$26,854
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(14)	-	-	-	-	(14)
Stock-based compensation	-	-	992	-	-	-	-	-	992
Income attributable to non-controlling interests	-	-	-	-	-	-	-	5	5
Stock option exercises	235	2	781	-	-	-	-	-	783
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	-	(97)
Pension liability adjustments, net of taxes	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(78)	-	-	-	(78)
Change in fair value of derivatives, net of taxes	-	-	-	-	(174)	-	-	$-	(174)
June 30, 2024	32,172	$322	$45,862	$(8,708)	$(2,038)	(3,184)	$(6,465)	$(702)	$28,271

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of June 30, 2025 and December 31, 2024, the results of its operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At June 30, 2025, the Company had cash and cash equivalents of $59.8 million, of which $16.4 million was held by its foreign subsidiaries and $43.4 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

The Company records an allowance for credit losses for estimated losses resulting from the failure of our customers to make the required payments and provisions for billing adjustments relating to quality issues on delivered services, service penalties, discounts and price adjustments. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

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

The Agility segment derives its revenue primarily from subscription arrangements and provision of enriched media analysis services. It also derives revenue as a reseller of corporate communication solutions. Revenue from subscriptions is recognized monthly when access to the service is provided to the end user; all parties to the agreement have agreed to the agreement; each party’s rights are identifiable; the payment terms are identifiable; the agreement has commercial substance; and collection is probable. Revenue from enriched media analysis services is recognized when the services are performed, and performance conditions are satisfied. Revenue from reseller agreements is recognized at the gross amount received for the goods in accordance with the Company functioning as a principal due to the Company meeting the following criteria: the Company acts as the primary obligor in the sales transaction; assumes the credit risk; sets the price; can select suppliers; and is involved in the execution of the services, including after sales service.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $1.0 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2025 and December 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately $0.2 million and ($0.4) million for the three months ended June 30, 2025 and 2024, and $0.3 million and ($0.3) million for the six months ended June 30, 2025 and 2024, respectively.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress was $4.9 million and $3.6 million as of June 30, 2025 and December 31, 2024, respectively. The cumulative completed capitalized developed software was $19.9 million and $19.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

In the first quarter of 2025, the Company assessed one of its Canadian subsidiaries and the assessment yielded positive evidence enabling the release of the valuation allowance for the Canadian deferred tax assets of the subsidiary under “ASC Topic 740-30-22 – Accounting for Income Taxes”.

In the second quarter of 2025, the Company assessed its German subsidiary and the assessment yielded positive evidence enabling the release of the valuation allowance for the German deferred tax assets of the subsidiary under “ASC Topic 740 - 30 - 22 - Accounting for Income Taxes”.

As the expectation of future taxable income of the second Canadian subsidiary cannot be predicted with reasonable accuracy, the Company continues to maintain a valuation allowance against the deferred tax assets of this subsidiary.

The Company accounts for income taxes regarding uncertain tax positions and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Deferred revenues	$6,485	$8,010

The table below provides information about contract liabilities (deferred revenue) and the changes in the balances for the three and six months ended as of June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at the beginning of period	$8,028	$6,668	$8,010	$3,523
Net deferred revenue in the period	6,110	580	12,575	15,316
Revenue recognized	(8,001)	(2,467)	(14,608)	(13,957)
Currency translations and other adjustments	348	(11)	508	(112)
Balance at the end of period	$6,485	$4,770	$6,485	$4,770

Recently Issued Accounting Pronouncements Not Yet Adopted - On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The effective date of this ASU is for fiscal years beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not anticipate any material impact from the adoption of this new standard.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), fourth amendment via ASU 2025-01: Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will be effective for the Company starting in fiscal year 2027, and for interim financial reporting beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s disclosures within the consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Gross Accounts receivable	$35,681	$29,772
Allowance for credit losses	(1,274)	(1,256)
Allowance for billing adjustments	(283)	(503)
Accounts receivable, net	$34,124	$28,013

Activity in the allowance for the credit losses for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,205	$1,000	$1,256	$992
Additions charged to expense	79	91	79	106
Write-offs against allowance	(16)	(10)	(71)	(17)
Foreign currency translation adjustment	6	-	10	-
Balance at end of period	$1,274	$1,081	$1,274	$1,081

3.Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2025 was as follows (in thousands):

Balance - January 1, 2025	$1,998
Foreign currency translation adjustment	88
Balance - June 30, 2025	$2,086

The fair value measurement of goodwill of the Agility segment was conducted on September 30, 2024 and was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million and $2.0 million for the periods ended June 30, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	June 30, 2025
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,784)	$4	$101
Customer relationships	1,965	(1,789)	10	186
Trademarks and tradenames	840	(820)	1	21
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,177)	17	368
Total Acquired Intangible Assets	$9,254	$(8,610)	$32	$676

Capitalized Developed Software
Capitalized Developed Software	$19,940	$(11,845)	$253	$8,348
Capitalized Developed Software - in Progress	4,899	-	7	4,906
Total Capitalized Developed Software	$24,839	$(11,845)	$260	$13,254

Total	$34,093	$(20,455)	$292	$13,930

	December 31, 2024
			Foreign
	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,911)	$(3)	$146
Customer relationships	2,144	(1,856)	(29)	259
Trademarks and tradenames	862	(826)	-	36
Patents	44	(44)	-	-
Media Contact Database	3,546	(3,016)	(1)	529
Total Acquired Intangible Assets	$9,656	$(8,653)	$(33)	$970

Capitalized Developed Software
Capitalized Developed Software	$19,811	$(10,507)	$(463)	$8,841
Capitalized Developed Software - in Progress	3,552	-	(10)	3,542
Total Capitalized Developed Software	$23,363	$(10,507)	$(473)	$12,383

Total	$33,019	$(19,160)	$(506)	$13,353

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended June 30, 2025 and 2024. Amortization expense relating to acquired intangible assets was $0.4 million for each of the six-month periods ended June 30, 2025 and 2024.

Amortization expense relating to capitalized developed software was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense relating to capitalized developed software was $1.9 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
2025	$3,828
2026	4,950
2027	3,498
2028	843
2029	516
Thereafter	295
$13,930

4.Income Taxes

For the six months ended June 30, 2025, the Company recorded an income tax provision of approximately $2.9 million. The provision primarily reflects Federal and State income tax expense on U.S. operations, income tax expense attributable to the Company’s subsidiaries in foreign jurisdictions in accordance with applicable local tax regulations, including the tax impact of IRS section 162(m) adjustments and Global Intangible Low-Taxed Income (“GILTI”) inclusions. The tax provision was partially offset by the favorable effect of stock-based compensation and the release of valuation allowances on deferred tax assets of the Company’s Canadian and German subsidiaries, resulting from improved expectations of future taxable income in those jurisdictions, and the reversal of previously recorded uncertain tax positions, in accordance with ASC 740.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”)

The estimated effective tax rate applied to the six-month period ended June 30, 2025 is lower than the U.S. federal statutory rate of 21% principally due to the favorable effect of stock-based compensation and change in valuation allowance, offset in part by IRS section 162(m) adjustments, state income tax provisions and tax effect of foreign operations.

The estimated effective tax rate applied to the six-month period ended June 30, 2024, is higher than the U.S. federal statutory rate of 21% principally due to income earned outside the United States which is subject to the U.S. tax on global intangible low taxed income (“GILTI”), tax effects of foreign operations, changes in valuation allowance, provision on uncertain tax positions, and other net increases, offset in part by a reduction in foreign exchange gains and losses, deemed interest and true up adjustment on prior year tax provision.

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

During the second quarter of 2025, the Company determined it was more likely than not that the Company’s subsidiary in Germany would be able to realize the benefit of the deferred tax assets in Germany, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the German subsidiary, as well as expectations regarding the generation of future taxable income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliations of the U.S. federal statutory rate with the Company’s effective tax rate for the six months ended June 30, 2025 and 2024, respectively, are summarized in the table below:

	For the Six Months
	Ended June 30,
	2025	2024
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Section 162 (m)	14.3	-
State income tax net of federal benefit	2.5	0.8
Tax effects of foreign operations	1.5	7.1
GILTI provisions	0.8	17.6
Withholding tax	0.2	-
Deemed interest	(0.3)	(5.2)
Foreign rate differential	(0.4)	(1.4)
Change in tax rates	(0.7)	-
Change in valuation allowance	(2.1)	6.4
Effect of stock-based compensation	(21.1)	(2.9)
Increase in unrecognized tax benefits (ASC 740)	-	5.5
Return to provision true up	-	(3.2)
Foreign operations permanent differences - foreign exchange gains and losses	-	(7.9)
Other	0.4	4.2
Effective tax rate	16.1%	42.0%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2025 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2025	$999
Increase for current period tax positions	173
Decrease for prior year tax positions	(214)
Interest accrual	28
Foreign currency remeasurement	6
Balance - June 30, 2025	$992

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Rent expense for long-term operating leases	$314	$314	$629	$628
Rent expense for short-term leases	48	44	89	91
Total rent expense	$362	$358	$718	$719

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2025 (in thousands):

Year	Amount
2025	$651
2026	1,329
2027	1,325
2028	957
2029	695
2030 and thereafter	174
Total lease payments	5,131
Less: Interest	(908)
Net present value of lease liabilities	$4,223

Current portion	$928
Long-term portion	3,295
Total	$4,223

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2025 were as follows:

Weighted-average lease term remaining	45 months
Weighted-average discount rate	9.39%

6.Long-term obligations

Total long-term obligations as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Pension obligations - accrued pension liability	$8,655	$7,945
Microsoft licenses (1)	315	442
	8,970	8,387
Less: Current portion of long-term obligations	1,477	1,643
Total Non-Current portion of long-term obligations	$7,493	$6,744

(1)In March 2023, the Company renewed a vendor agreement to acquire certain additional software licenses, receive technical support and future software upgrades on software licenses through February 2026. Pursuant to this agreement, the Company is contractually liable to pay approximately $0.4 million annually over the term of the agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.8 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue legal interest at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect.

In February 2024, David D’Agostino filed a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). In October 2024, the presiding judge in the Securities Class Action appointed a lead plaintiff and approved the lead plaintiff’s choice of counsel. The Securities Class Action complaint, as amended, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and it alleges, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company intends to defend itself vigorously. On March 7, 2025, the Company filed a motion to dismiss the Securities Class Action complaint. On April 10, 2025, the plaintiff filed a Second Amended Complaint to the Securities Class Action complaint (the “Second Amended Complaint”) to correct purported typographical errors in the Securities Class Action complaint. On April 11, 2025, the Company filed a motion to dismiss the Second Amended Complaint. The motion to dismiss is fully briefed and pending with the USDC. The Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Subsequently, in March 2024, the Company received a letter from the staff of the SEC, requesting the Company preserve certain documents and data; in August 2024 the Company received a grand jury subpoena from the U.S. Department of Justice (“DOJ”) requesting the Company to produce certain documents; and in September 2024 the Company received a subpoena from the SEC requesting certain information. The Company believes that the SEC and DOJ requests were related to the conduct alleged in the Securities Class Action. On June 12, 2025, the DOJ notified the Company that it has closed its investigation into the Company. Separately, the SEC has likewise notified the Company that it has concluded its investigation and does not intend to recommend an enforcement action against the Company.

The Company is also subject to various other legal proceedings and claims that have arisen in the ordinary course of business. While the Company believes that it has adequate reserves for those losses that it believes are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable rulings or recoveries in the other proceedings described above could have a material adverse impact on the consolidated operating results in the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Direct operating costs	$441	$73	$868	$157
Selling and administrative expenses	2,280	919	4,734	1,869
Total stock-based compensation	$2,721	$992	$5,602	$2,026

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during each of the six-month periods ended June 30, 2025 and 2024 are presented below:

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	3,165,193	$3.67	6.32	$113,458,326
Granted	-	-	-	-
Exercised	(236,542)	4.48	-	-
Forfeited/Expired	-	-	-	-
Outstanding at June 30, 2025	2,928,651	$3.61	5.85	$139,434,371

Exercisable at June 30, 2025	2,830,316	$3.62	5.80	$134,732,975

Vested and Expected to vest at June 30, 2025	2,928,651	$3.61	5.85	$139,434,371

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	(155,899)	4.00	-	-
Forfeited/Expired	(4,001)	6.96	-	-
Outstanding at June 30, 2024	5,179,262	$3.19	5.87	$60,291,271

Exercisable at June 30, 2024	3,402,382	$2.20	4.92	$42,967,259

Vested and Expected to vest at June 30, 2024	5,179,262	$3.19	5.87	$60,291,271

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the six-month periods ended June 30, 2025 and 2024 are presented below.

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	842,271	$15.86	8.46	$20,847,471
Granted	-	-	-	-
Exercised	(116,874)	3.51	-	-
Forfeited/Expired	(16,335)	3.41	-	-
Outstanding at June 30, 2025	709,062	$18.19	8.09	$23,423,424

Exercisable at June 30, 2025	198,204	$3.32	7.23	$9,494,233

Vested and Expected to vest at June 30, 2025	709,062	$18.19	8.09	$23,423,424

			Weighted-Average
	Number of	Weighted - Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	(46,430)	3.41	-	-
Forfeited/Expired	(7,668)	3.41	-	-
Outstanding at June 30, 2024	869,473	$3.41	8.27	$9,927,362

Exercisable at June 30, 2024	339,779	$3.33	8.24	$3,907,176

Vested and Expected to vest at June 30, 2024	869,473	$3.41	8.27	$9,927,362

There were no options granted during the six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025, a total of 353,416 options were exercised at an average exercise price of $4.16.

The compensation cost related to non-vested stock options not yet recognized as of June 30, 2025 totaled approximately $7.3 million. The weighted-average period over which these costs will be recognized is 29 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the six-month periods ended June 30, 2025 and 2024 are presented below:

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2025	1,249,079	$20.98
Granted	14,580	44.81
Vested	(213,173)	6.36
Forfeited/Expired	(541,250)	7.07
Unvested at June 30, 2025	509,236	$42.57

	Number of	Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	28,973	15.10
Vested	(48,761)	8.42
Forfeited/Expired	(995)	8.29
Unvested at June 30, 2024	728,973	$5.96

There were a total of 11,829 restricted stock units granted to non-employee directors during the six months ended June 30, 2025.

The compensation cost related to non-vested restricted stock units not yet recognized as of June 30, 2025 totaled approximately $17.9 million. The weighted-average period over which these costs will be recognized is 29 months.

9.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2025 and 2024, and reclassifications from accumulated other comprehensive loss for the three and six-month periods, are presented below (in thousands):

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2025	$(234)	$(121)	$(1,733)	$(2,088)
Other comprehensive income (loss) before reclassifications, net of taxes	(36)	265	582	811
Total other comprehensive income (loss) before reclassifications, net of taxes	(270)	144	(1,151)	(1,277)
Net amount reclassified to earnings	1	(17)	-	(16)
Balance at June 30, 2025	$(269)	$127	$(1,151)	$(1,293)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income (loss) before reclassifications, net of taxes	(36)	386	691	1,041
Total other comprehensive loss before reclassifications, net of taxes	(269)	(9)	(1,151)	(1,429)
Net amount reclassified to earnings	-	136	-	136
Balance at June 30, 2025	$(269)	$127	$(1,151)	$(1,293)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2024	$(413)	$7	$(1,380)	$(1,786)
Other comprehensive loss before reclassifications, net of taxes	-	(193)	(78)	(271)
Total other comprehensive income (loss) before reclassifications, net of taxes	(413)	(186)	(1,458)	(2,057)
Net amount reclassified to earnings	-	19	-	19
Balance at June 30, 2024	$(413)	$(167)	$(1,458)	$(2,038)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive loss before reclassifications, net of taxes	-	(206)	(208)	(414)
Total other comprehensive loss before reclassifications, net of taxes	(412)	(165)	(1,458)	(2,035)
Net amount reclassified to earnings	(1)	(2)	-	(3)
Balance at June 30, 2024	$(413)	$(167)	$(1,458)	$(2,038)

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

(Unaudited)

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

The measure of segment assets is reported on the balance sheet as total consolidated assets shown in the table below (in thousands):

	June 30, 2025	December 31, 2024*
Total assets:
DDS	$112,159	$91,588
Synodex	4,828	4,790
Agility(1)	15,636	17,071
Total Consolidated	$132,623	$113,449

*Prior period segment assets of DDS, Synodex and Agility segments have been reclassified to align with the current period presentation, with no impact on the Company’s consolidated results.

(1)	Agility assets include goodwill of $2.1 million and $2.0 million for each of the periods ended June 30, 2025 and December 31, 2024, respectively.
(2)	Segment assets consist of cash, receivables, prepaid and other assets, property and equipment, right of-use-assets, deferred income tax and intangibles.

The table below shows segment information for other significant income statement items (in thousands):

	Three Months Ended June 30, 2025
	DDS	Synodex	Agility	Total
Revenues	$50,576	$2,065	$5,752	$58,393
Direct operating costs (1) (3)	31,177	1,618	2,575	35,370
Gross profit	19,399	447	3,177	23,023
Selling and administrative expenses (2) (4)	10,430	140	3,542	14,112
Segment operating income (loss)	8,969	307	(365)	8,911
Interest income, net	(577)	-	-	(577)
Income (loss) before provision for income taxes	$9,546	$307	$(365)	$9,488

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2024
	DDS	Synodex	Agility	Total
Revenues	$25,410	$1,986	$5,157	$32,553
Direct operating costs (1) (3)	19,331	1,530	2,341	23,202
Gross profit	6,079	456	2,816	9,351
Selling and administrative expenses (2) (4)	6,197	140	2,683	9,020
Segment operating income (loss)	(118)	316	133	331
Interest (income) expense, net	54	-	1	55
Income (loss) before provision for income taxes	$(172)	$316	$132	$276

	Six Months Ended June 30, 2025
	DDS	Synodex	Agility	Total
Revenues	$101,406	$4,079	$11,252	$116,737
Direct operating costs (1) (3)	62,279	3,079	5,104	70,462
Gross profit	39,127	1,000	6,148	46,275
Selling and administrative expenses (2) (4)	22,025	427	6,640	29,092
Segment operating income (loss)	17,102	573	(492)	17,183
Interest (income) expense, net	(705)	-	1	(704)
Income (loss) before provision for income taxes	$17,807	$573	$(493)	$17,887

	Six Months Ended June 30, 2024
	DDS	Synodex	Agility	Total
Revenues	$45,116	$3,857	$10,084	$59,057
Direct operating costs (1) (3)	32,479	3,002	4,590	40,071
Gross profit	12,637	855	5,494	18,986
Selling and administrative expenses (2) (4)	11,992	263	5,070	17,325
Segment operating income	645	592	424	1,661
Interest (income) expense, net	(31)	—	2	(29)
Income before provision for income taxes	$676	$592	$422	$1,690

(1)	Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation expense.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues for the three and six-month periods ended June 30, 2025, and 2024 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$48,563	$23,804	$97,460	$41,673
Canada	2,955	2,284	5,678	4,510
United Kingdom	2,470	2,364	4,897	4,614
The Netherlands	2,277	2,005	4,442	4,044
Others - principally other European countries	2,128	2,096	4,260	4,216
Totals	$58,393	$32,553	$116,737	$59,057

Long-lived assets as of June 30, 2025 and December 31, 2024 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2025	2024
United States	$10,859	$10,182

Foreign countries:
Canada	6,442	6,265
United Kingdom	772	806
Philippines	3,435	3,532
India	2,257	2,251
Sri Lanka	721	587
Israel	66	63
Germany	4	4
Total foreign	13,697	13,508
Totals	$24,556	$23,690

Long-lived assets include the unamortized balance of right-of-use assets amounting to $3.8 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively.

One customer in the DDS segment generated approximately 58% and 38% of the Company’s total revenues for the three months ended June 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 17% and 27% of the Company’s total revenues for the three months ended June 30, 2025 and 2024, respectively.

One customer in the DDS segment generated approximately 59% and 31% of the Company’s total revenues for the six months ended June 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non - U.S. customers accounted for 17% and 29% of the Company’s total revenues for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, approximately 20% of the Company’s accounts receivable was due from foreign (principally European) customers and 60% of the Company’s accounts receivable was due from one customer. As of December 31, 2024, approximately 16% of the Company’s accounts receivable was due from foreign (principally European) customers and 61% of the Company’s accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of June 30, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.Income Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7,219	$(14)	$15,006	$975
Weighted average common shares outstanding	31,785	28,878	31,609	28,819
Dilutive effect of outstanding options	3,516	-	3,511	3,872
Adjusted for dilutive computation	35,301	28,878	35,120	32,691

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

Options to purchase 3.4 million shares of common stock for the three month and six months ended June 30, 2025 were outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 469,483 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of June 30, 2025.

Options to purchase 6.0 million shares of common stock for the three months ended June 30, 2024 were outstanding but not included in the computation of diluted loss per share because the effect would have been anti - dilutive. Options to purchase 3,000 shares of common stock for the six months ended June 30, 2024 were outstanding but not included in the computation of diluted income per share because the exercise price of the options was greater than the average market price of the common shares.

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

In addition, although most of the Company’s revenue is denominated in U.S. dollars, a portion of total revenues is denominated in Canadian dollars, Pound Sterling and Euros.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $14.8 million and $22.5 million as of June 30, 2025 and December 31, 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2025	2024
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$-	$499
Foreign currency forward contracts	Prepaid expenses and other current assets	$161	$-

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gain (loss) recognized in OCI(1)	$265	$(193)	$(386)	$(206)
Net (gain) loss reclassified from accumulated OCI into income(2)	$(17)	$19	$136	$(2)
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

13.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of June 30, 2025, such borrowing base calculation equaled approximately $25.2 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the six months ended June 30, 2025 or during the subsequent period through the filing date of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts, including between India and Pakistan, Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict and unpredictable hostilities between Hezbollah and Israel and Iran and Israel; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (“DDS”) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; our DDS segment’s revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; our ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. global trading and monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

Our actual results could differ materially from the results referred to in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the SEC on February 24, 2025 and in our other filings that we may make with the SEC.

In light of these risks and uncertainties, there can be no assurance that the results referred to in any forward-looking statements will occur, and you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date hereof.

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

Our operations are presently classified and reported in three reporting segments: Digital Data Solutions, Synodex and Agility.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and six-month periods ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2025	2024	2025	2024

Gross Profit attributable to Innodata Inc. and Subsidiaries	$23,023	$9,351	$46,275	$18,986
Depreciation and amortization	1,583	1,394	3,127	2,634
Stock-based compensation	441	73	868	157
Adjusted Gross Profit	$25,047	$10,818	$50,270	$21,777

Gross Margin	39%	29%	40%	32%
Adjusted Gross Margin	43%	33%	43%	37%

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2025	2024	2025	2024

Gross Profit attributable to DDS Segment	$19,399	$6,079	$39,127	$12,637
Depreciation and amortization	711	455	1,426	793
Stock-based compensation	430	64	845	138
Adjusted Gross Profit	$20,540	$6,598	$41,398	$13,568

Gross Margin	38%	24%	38%	28%
Adjusted Gross Margin	41%	26%	41%	30%

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2025	2024	2025	2024

Gross Profit attributable to Synodex Segment	$447	$456	$1,000	$855
Depreciation and amortization	89	157	175	294
Stock-based compensation	-	-	1	-
Adjusted Gross Profit	$536	$613	$1,176	$1,149

Gross Margin	24%	23%	24%	22%
Adjusted Gross Margin	26%	31%	29%	30%

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2025	2024	2025	2024

Gross Profit attributable to Agility Segment	$3,177	$2,816	$6,148	$5,494
Depreciation and amortization	783	782	1,526	1,547
Stock-based compensation	11	9	22	19
Adjusted Gross Profit	$3,971	$3,607	$7,696	$7,060

Gross Margin	55%	55%	55%	54%
Adjusted Gross Margin	69%	70%	68%	70%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three and six-month periods ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2025	2024	2025	2024
Net income (loss) attributable to Innodata Inc. and Subsidiaries	$7,219	$(14)	$15,006	$975
Provision for income taxes	2,269	285	2,881	709
Interest (income) expense, net	(577)	101	(704)	169
Depreciation and amortization	1,602	1,418	3,164	2,684
Stock-based compensation	2,721	992	5,602	2,026
Non-controlling interests	-	5	-	6
Adjusted EBITDA - Consolidated	$13,234	$2,787	$25,949	$6,569

	Three Months Ended June 30,		Six Months Ended June 30,
DDS Segment	2025	2024	2025	2024
Net income (loss) attributable to DDS Segment	$7,333	$(460)	$15,007	$(34)
Provision for income taxes	2,213	283	2,800	704
Interest (income) expense, net	(577)	100	(705)	167
Depreciation and amortization	730	479	1,463	843
Stock-based compensation	2,516	868	5,193	1,763
Non-controlling interests	-	5	-	6
Adjusted EBITDA - DDS Segment	$12,215	$1,275	$23,758	$3,449

	Three Months Ended June 30,		Six Months Ended June 30,
Synodex Segment	2025	2024	2025	2024
Net income attributable to Synodex Segment	$307	$316	$573	$592
Depreciation and amortization	89	157	175	294
Stock-based compensation	65	49	129	98
Adjusted EBITDA - Synodex Segment	$461	$522	$877	$984

	Three Months Ended June 30,		Six Months Ended June 30,
Agility Segment	2025	2024	2025	2024
Net income (loss) attributable to Agility Segment	$(421)	$130	$(574)	$417
Provision for income taxes	56	2	81	5
Interest expense	-	1	1	2
Depreciation and amortization	783	782	1,526	1,547
Stock-based compensation	140	75	280	165
Adjusted EBITDA - Agility Segment	$558	$990	$1,314	$2,136

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended June 30, 2025 and 2024

Revenues

Total revenues were $58.4 million and $32.6 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $25.8 million or approximately 79%.

Revenues from the DDS segment were $50.5 million and $25.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $25.1 million or approximately 99%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $2.1 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.1 million or 5%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $5.8 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.6 million or approximately 12%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 58% and 38% of the Company’s total revenues for the three months ended June 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 17% and 27% of the Company’s total revenues for the three months ended June 30, 2025 and 2024, respectively.

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

Direct operating costs were $35.4 million and $23.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $12.2 million or 53%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $13.9 million from direct and indirect labor related costs primarily on account of new hires, higher incentives, salary increases and severance, an unfavorable impact of foreign exchange rate fluctuations of $0.6 million; higher cloud service subscriptions of $0.5 million; higher depreciation and amortization of capitalized developed software of $0.2 million; and an increase in other direct operating costs of $0.2 million; offset in part by lower recruitment fees of $3.2 million. Direct operating costs as a percentage of total revenues were 61% and 71% for the three months ended June 30, 2025 and 2024, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Direct operating costs for the DDS segment were $31.2 million and $19.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $11.9 million or 62%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $13.7 million from direct and indirect labor related costs primarily on account of new hires, higher incentives, salary increases and severance; an unfavorable impact of foreign exchange rate fluctuations of $0.6 million; higher cloud service subscriptions of $0.4 million; higher depreciation and amortization of capitalized developed software of $0.2 million; and an increase in other direct operating costs of $0.2 million; offset in part by lower recruitment fees of $3.2 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 62% and 76% for the three months ended June 30, 2025 and 2024, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.1 million or 7%. The increase in direct operating costs includes $0.1 million from direct and indirect labor related costs and higher cloud service subscriptions of $0.1 million; offset in part by a decrease in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 76% and 75% for the three months ended June 30, 2025 and 2024, respectively. The increase in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher direct operating costs offset by higher revenues.

Direct operating costs for the Agility segment were $2.6 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.3 million or 13%. The increase in direct operating costs was a result of higher labor costs of $0.1 million and an increase in other direct operating costs of $0.2 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 45% and 44% for the three months ended June 30, 2025 and 2024. The increase in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues offset by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $23.0 million and $9.3 million for the three months ended June 30, 2025 and 2024, respectively. The $13.7 million increase in gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments. Gross margin was 39% and 29% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Gross profit for the DDS segment was $19.3 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively. The $13.2 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 38% and 24% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.5 million for each of the three-month periods ended June 30, 2025 and 2024, respectively. Gross margin for the Synodex segment was 24% and 23% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues offset by higher direct operating cost.

Gross profit for the Agility segment was $3.2 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. The $0.4 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 55% for each of the three-month periods ended June 30, 2025 and 2024.

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

Selling and administrative expenses were $14.1 million and $9.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $5.1 million or 57%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $3.2 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $1.6 million; higher subscriptions of $0.3 million; higher expenses for marketing-related activities of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 24% and 28% for the three months ended June 30, 2025 and 2024, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments, offset in part by higher selling and administrative expenses in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $10.5 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $4.3 million or 69%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $2.5 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $1.5 million; higher subscriptions of $0.3 million; higher expenses for marketing-related activities of $0.1 million; offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 21% and 24% for the three months ended June 30, 2025 and 2024, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.1 million for each of the three-month periods ended June 30, 2025 and 2024. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 5% for each of the three-month periods ended June 30, 2025 and 2024.

Selling and administrative expenses for the Agility segment were $3.5 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.8 million or 30%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.7 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $0.1 million and an increase in other selling and administrative expenses of $0.1 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 60% and 52% for the three months ended June 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset in part by higher revenues.

Income Taxes

We recorded a provision for income taxes of $2.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. The provision for the current quarter primarily reflects Federal and State income tax expense on U.S. operations, income tax expense attributable to the Company’s subsidiaries in foreign jurisdictions in accordance with applicable local tax regulations, including the tax impact of IRS section 162(m) adjustments and Global Intangible Low-Taxed Income (“GILTI”) inclusions. The tax provision was partially offset by the favorable effect of stock-based compensation, change in tax rates and the release of valuation allowances on deferred tax assets of the Company’s German subsidiary, resulting from improved expectations of future taxable income in the German jurisdiction, and additional accruals for uncertain tax positions, in accordance with ASC 740.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”).

Net Income

Net income was $7.2 million and breakeven for the three months ended June 30, 2025 and 2024, respectively. The $7.2 million increase was a result of higher revenue in all segments and higher interest income, offset in part by higher direct operating costs in all segments, higher selling and administrative expenses in the DDS and Agility segments, and a higher income tax provision in the current quarter.

Net income for the DDS segment was $7.3 million and a net loss of $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The $7.8 million increase was primarily attributable to higher revenues and higher interest income, offset in part by higher direct operating costs and selling and administrative expenses, and a higher income tax provision in the current quarter.

Net income for the Synodex segment was $0.3 million for each of the three-month periods ended June 30, 2025 and 2024.

The Agility segment had a net loss of $0.4 million and a net income of $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The $0.5 million change was due to higher selling and administrative expenses and higher direct operating costs, offset in part by higher revenues in the current quarter.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $25.0 million and $10.8 million for the three months ended June 30, 2025 and 2024, respectively. The $14.2 million increase in adjusted gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments. Adjusted gross margin was 43% and 33% for the three months ended June 30, 2025 and 2024, respectively. The increase in adjusted gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Adjusted gross profit for the DDS segment was $20.5 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively. The $13.9 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 26% for the three months ended June 30, 2025 and 2024, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The $0.1 million decrease in adjusted gross profit in the Synodex segment was due to higher direct operating costs offset by higher revenues. Adjusted gross margin for the Synodex segment was 26% and 31% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to higher direct operating costs, offset by higher revenues.

Adjusted gross profit for the Agility segment was $4.0 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively. The $0.4 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 69% and 70% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $13.2 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. The $10.4 million increase in Adjusted EBITDA was due to higher net income, higher income tax provision, higher stock-based compensation and higher depreciation and amortization, offset in part by higher interest income in the current quarter.

Adjusted EBITDA for the DDS segment was $12.2 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. The $10.9 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income, higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by higher interest income in the current quarter.

Adjusted EBITDA for the Synodex segment was $0.5 million for each of the three-month periods ended June 30, 2025 and 2024.

Adjusted EBITDA for the Agility segment was $0.6 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. The $0.4 million decrease in Adjusted EBITDA in the Agility segment was due to the higher net loss in the current quarter.

Six Months Ended June 30, 2025 and 2024

Revenues

Total revenues were $116.7 million and $59.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $57.6 million or approximately 97%.

Revenues from the DDS segment were $101.3 million and $45.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $56.2 million or approximately 125%. The increase was primarily attributable to higher volume from an existing customer.

Revenues from the Synodex segment were $4.1 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $0.2 million or 5%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Agility segment were $11.3 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $1.2 million or approximately 12%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 59% and 31% of the Company’s total revenues for the six months ended June 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 17% and 29% of the Company’s total revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Direct operating costs were $70.5 million and $40.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $30.4 million or 76%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $29.5 million from direct and indirect labor related costs primarily on account of new hires, higher incentives, salary increases and severance; higher cloud service subscriptions of $1.0 million; an unfavorable impact of foreign exchange rate fluctuations of $0.8 million; higher depreciation and amortization of capitalized developed software of $0.5 million; higher content costs of $0.1 million and an increase in other direct operating costs of $0.4 million; offset in part by lower recruitment fees of $1.9 million. Direct operating costs as a percentage of total revenues were 60% and 68% for the six months ended June 30, 2025 and 2024, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Direct operating costs for the DDS segment were $62.3 million and $32.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $29.8 million or 92%. The cost increase was primarily due to increased headcount to support higher volumes from an existing customer. The increase in direct operating costs includes $29.4 million from direct and indirect labor related costs primarily on account of new hires, higher incentives, salary increases and severance; an unfavorable impact of foreign exchange rate fluctuations of $0.8 million; higher cloud service subscriptions of $0.7 million; higher depreciation and amortization of capitalized developed software of $0.6 million and an increase in other direct operating costs of $0.2 million; offset in part by lower recruitment fees of $1.9 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 62% and 72% for the six months ended June 30, 2025 and 2024, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $3.1 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $0.1 million or 3%. The increase in direct operating costs is due to higher cloud service subscriptions of $0.1 million and an increase in other direct operating costs of $0.1 million; offset in part by lower depreciation and amortization of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 76% and 77% for the six months ended June 30, 2025 and 2024, respectively. The decrease in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Agility segment were $5.1 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $0.5 million or 11%. The increase in direct operating costs was a result of higher direct labor costs of $0.1 million, higher cloud service subscriptions of $0.2 million, higher content costs of $0.1 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 45% and 46% for the six months ended June 30, 2025 and 2024. The decrease in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher revenues offset in part by higher direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $46.2 million and $19.0 million for the six months ended June 30, 2025 and 2024, respectively. The $27.2 million increase in gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments. Gross margin was 40% and 32% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Gross profit for the DDS segment was $39.0 million and $12.6 million for the six months ended June 30, 2025 and 2024, respectively. The $26.4 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 38% and 28% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $1.0 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. The $0.1 million increase in gross profit for the Synodex segment was primarily due to higher revenues, offset in part by higher direct operating cost. Gross margin for the Synodex segment was 24% and 22% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Agility segment was $6.1 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. The $0.6 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 55% and 54% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were $29.1 million and $17.3 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $11.8 million or 68%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $7.2 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $3.9 million; higher subscriptions of $0.5 million; higher expenses for marketing-related activities of $0.4 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.1 million and a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 25% and 29% for the six months ended June 30, 2025 and 2024, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in all segments, offset in part by higher selling and administrative expenses in all segments.

Selling and administrative expenses for the DDS segment were $22.1 million and $11.9 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $10.2 million or 86%. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $5.7 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $3.6 million; higher subscriptions of $0.5 million; higher expenses for marketing-related activities of $0.4 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 22% and 26% for the six months ended June 30, 2025 and 2024, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $0.1 million or 33%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.2 million, primarily on account of incentives and bonuses, offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 10% and 8% for the six months ended June 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable due to higher selling and administrative expenses offset in part by higher revenues.

Selling and administrative expenses for the Agility segment were $6.6 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $1.5 million or 29%. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $1.3 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 58% and 50% for the six months ended June 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset in part by higher revenues.

Income Taxes

We recorded a provision for income taxes of $2.9 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. The provision for the current period primarily reflects Federal and State income tax expense on U.S. operations, income tax expense attributable to the Company’s subsidiaries in foreign jurisdictions in accordance with applicable local tax regulations, including the tax impact of IRS section 162(m) adjustments and Global Intangible Low-Taxed Income (“GILTI”) inclusions. The tax provision was partially offset by the favorable effect of stock-based compensation and the release of valuation allowances on deferred tax assets of the Company’s Canadian and German subsidiaries, resulting from improved expectations of future taxable income in those jurisdictions, and the reversal of previously recorded uncertain tax positions, in accordance with ASC 740.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”).

Net Income

Net income was $15.0 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The $14.0 million increase was a result of higher revenue in all segments and higher interest income, offset in part by higher direct operating costs and higher selling and administrative expenses in all segments, and a higher income tax provision in the current period.

Net income for the DDS segment was $15.0 million and breakeven for the six months ended June 30, 2025 and 2024, respectively. The $15.0 million increase was primarily attributable to higher revenues and higher interest income, offset in part by higher direct operating costs and selling and administrative expenses, and a higher income tax provision in the current period.

Net income for the Synodex segment was $0.6 million for each of the six-month periods ended June 30, 2025 and 2024.

The Agility segment had a net loss of $0.6 million and a net income of $0.4 million for the six months ended June 30, 2025 and 2024, respectively. The $1.0 million change was due to higher selling and administrative expenses and direct operating costs, offset in part by higher revenues in the current period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $50.3 million and $21.8 million for the six months ended June 30, 2025 and 2024, respectively. The $28.5 million increase in adjusted gross profit was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments. Adjusted gross margin was 43% and 37% for the six months ended June 30, 2025 and 2024, respectively. The increase in adjusted gross margin was primarily due to higher revenues in all segments, offset in part by higher direct operating costs in all segments.

Adjusted gross profit for the DDS segment was $41.4 million and $13.6 million for the six months ended June 30, 2025 and 2024, respectively. The $27.8 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 30% for the six months ended June 30, 2025 and 2024, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $1.2 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. The $0.1 million increase in adjusted gross profit in the Synodex segment was due to higher revenues, offset in part by higher direct operating cost. Adjusted gross margin for the Synodex segment was 29% and 30% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating cost.

Adjusted gross profit for the Agility segment was $7.7 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. The $0.6 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 68% and 70% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $25.9 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively. The $19.3 million increase in Adjusted EBITDA was due to higher net income and higher stock-based compensation, higher income tax provision, and higher depreciation and amortization, offset in part by higher interest income in the current period.

Adjusted EBITDA for the DDS segment was $23.8 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively. The $20.3 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income, higher stock-based compensation, higher income tax provision, and higher depreciation and amortization, offset in part by higher interest income in the current period.

Adjusted EBITDA for the Synodex segment was $0.9 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The $0.1 million decrease in Adjusted EBITDA in the Synodex segment was due to lower depreciation and amortization in the current period.

Adjusted EBITDA for the Agility segment was $1.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. The $0.8 million decrease in Adjusted EBITDA in the Agility segment was due to lower net income, offset in part by higher stock-based compensation in the current period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$59,792	$46,897
Working capital	65,567	41,494

On June 30, 2025, we had cash and cash equivalents of $59.8 million, of which $16.4 million was held by our foreign subsidiaries, and $43.4 million was held in the United States. Despite the passage of the new tax law under which we may repatriate funds from overseas after paying the toll charge, it is our intent, as of June 30, 2025, to indefinitely reinvest the overseas funds in our foreign subsidiaries.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2025, we had working capital of approximately $65.6 million, as compared to working capital of approximately $41.5 million as of December 31, 2024. The increase in working capital is due to increased collections from higher revenues and proceeds from stock option exercises in the period, offset by capital expenditures during the period to build future capacity.

We did not have any material commitments for capital expenditures as of June 30, 2025.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

We maintain a revolving line of credit facility. See Note 13, Line of Credit, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2025 was $15.1 million resulting from net income of $15.0 million, adjusted for non-cash expenses of $10.8 million and a decrease in working capital of $10.7 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2024 was $6.3 million resulting from net income of $1.0 million, adjusted for non-cash expenses of $5.1 million and an increase in working capital of $0.2 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

Cash used in our investing activities was $4.1 million for each of the six-month periods ended June 30, 2025 and 2024, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the six months ended June 30, 2025 amounting to $4.1 million consisted of $2.3 million for the DDS segment, $1.2 million for the Agility segment and $0.6 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $1.2 million primarily from proceeds of stock option exercises of $1.5 million, offset in part by payment of long-term obligations of $0.3 million.

Cash provided by financing activities for the six months ended June 30, 2024 was $0.4 million primarily from proceeds of stock option exercises of $0.8 million, offset in part by payment of long-term obligations of $0.3 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and six months ended June 30, 2025 and 2024 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	July 31, 2025	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	July 31, 2025	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)