Form 10-Q
period 2025-09-30
INNODATA INC
filed 2025-11-06
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of October 31, 2025 was 31,860,951.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2025

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$73,859	$46,897
Accounts receivable, net of allowance for credit losses	39,440	28,013
Prepaid expenses and other current assets	6,478	6,090
Total current assets	119,777	81,000
Property and equipment, net	7,143	4,101
Right-of-use-asset, net	4,332	4,238
Other assets	1,524	1,267
Deferred income taxes, net	4,188	7,492
Intangibles, net	13,885	13,353
Goodwill	2,067	1,998
Total assets	$152,916	$113,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,389	$4,554
Accrued expenses	12,297	4,891
Accrued salaries, wages and related benefits	15,262	13,836
Deferred revenues	7,025	8,010
Income and other taxes	3,205	5,695
Long-term obligations - current portion	1,221	1,643
Operating lease liability - current portion	1,122	877
Total current liabilities	44,521	39,506
Deferred income taxes, net	40	32
Long-term obligations, net of current portion	7,560	6,744
Operating lease liability, net of current portion	3,555	3,778
Total liabilities	55,676	50,060
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000,000 shares authorized; 35,043,000 shares issued and 31,859,000 outstanding at September 30, 2025 and 34,484,000 shares issued and 31,300,000 outstanding at December 31, 2024	351	345
Additional paid-in capital	62,899	53,085
Retained earnings	42,325	18,977
Accumulated other comprehensive loss	(1,787)	(2,470)
	103,788	69,937
Less: treasury stock, 3,184,000 shares at September 30, 2025 and December 31, 2024, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	97,323	63,472
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	97,240	63,389
Total liabilities and stockholders’ equity	$152,916	$113,449

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2025	2024
Revenues	$62,550	$52,224
Direct operating costs	37,046	30,893
Selling and administrative expenses	13,745	9,910
Interest income, net	(420)	(26)
	50,371	40,777
Income before provision for income taxes	12,179	11,447

Provision for income taxes	3,837	(5,944)
Consolidated net income	8,342	17,391
Income attributable to non-controlling interests	-	2
Net Income attributable to Innodata Inc. and Subsidiaries	$8,342	$17,389

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.26	$0.60
Diluted	$0.24	$0.51

Weighted average shares outstanding:
Basic	31,848	28,994
Diluted	35,266	34,007

Comprehensive Income:
Consolidated net income	$8,342	$17,391
Pension liability adjustment, net of taxes	(1)	(1)
Foreign currency translation adjustment	(178)	245
Change in fair value of derivatives, net of taxes	(315)	221
Other comprehensive income (loss)	(494)	465
Total comprehensive income	7,848	17,856
Comprehensive income attributed to non-controlling interest	-	2
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$7,848	$17,854

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2025	2024
Revenues	$179,287	$111,281
Direct operating costs	107,508	70,964
Selling and administrative expenses	42,837	27,235
Interest income, net	(1,124)	(55)
	149,221	98,144
Income before provision for income taxes	30,066	13,137
Provision for income taxes	6,718	(5,235)
Consolidated net income	23,348	18,372
Income attributable to non-controlling interests	-	8
Net Income attributable to Innodata Inc. and Subsidiaries	$23,348	$18,364

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.74	$0.64
Diluted	$0.67	$0.55

Weighted average shares outstanding:
Basic	31,690	28,873
Diluted	34,996	33,297

Comprehensive Income:
Consolidated net income	$23,348	$18,372
Pension liability adjustment, net of taxes	(37)	(2)
Foreign currency translation adjustment	513	37
Change in fair value of derivatives, net of taxes	207	13
Other comprehensive income	683	48
Total comprehensive income	24,031	18,420
Comprehensive income attributed to non-controlling interest	-	8
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$24,031	$18,412

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$23,348	$18,372
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	8,309	2,881
Depreciation and amortization	4,913	4,219
Deferred income taxes	3,201	(6,153)
Pension cost	984	948
Changes in operating assets and liabilities:
Accounts receivable	(11,167)	(8,834)
Prepaid expenses and other current assets	(299)	(1,222)
Other assets	(248)	673
Accounts payable and accrued expenses	6,948	1,892
Deferred revenues	(985)	2,977
Accrued salaries, wages and related benefits	1,397	1,822
Income and other taxes	(2,530)	109
Net cash provided by operating activities	33,871	17,684

Cash flows from investing activities:
Capital expenditures	(8,286)	(5,522)
Net cash used in investing activities	(8,286)	(5,522)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,548	810
Withholding taxes on net settlement of restricted stock units	(37)	(97)
Payment of long-term obligations	(369)	(516)
Net cash provided by financing activities	1,142	197

Effect of exchange rate changes on cash and cash equivalents	235	199

Net increase in cash and cash equivalents	26,962	12,558

Cash and cash equivalents, beginning of period	46,897	13,806
Cash and cash equivalents, end of period	$73,859	$26,364

Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for restricted stock	$37	$97
Cash paid for income taxes	$3,614	$765
Cash paid for operating leases	$1,102	$1,085
Cash paid for interest	$133	$190

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Issuance of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,219	-	-	-	-	7,219
Stock-based compensation	-	-	2,721	-	-	-	-	-	2,721
Stock option exercises	92	1	504	-	-	-	-	-	505
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(35)	-	-	-	(35)
Foreign currency translation adjustment	-	-	-	-	582	-	-	-	582
Change in fair value of derivatives, net of taxes	-	-	-	-	248	-	-	-	248
June 30, 2025	35,029	$350	$60,150	$33,983	$(1,293)	(3,184)	$(6,465)	$(83)	$86,642
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	8,342	-	-	-	-	8,342
Stock-based compensation	-	-	2,707	-	-	-	-	-	2,707
Stock option exercises	13	1	79	-	-	-	-	-	80
Issuance of restricted stock units	1	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(37)	-	-	-	-	-	(37)
Redemption of non-controlling interest	-	-	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(178)	-	-	-	(178)
Change in fair value of derivatives, net of taxes	-	-	-	-	(315)	-	-	-	(315)
September 30, 2025	35,043	$351	$62,899	$42,325	$(1,787)	(3,184)	$(6,465)	$(83)	$97,240

January 1, 2024	31,937	$320	$43,152	$(9,683)	$(1,621)	(3,184)	$(6,465)	$(708)	$24,995
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	989	-	-	-	-	989
Income attributable to non-controlling interests	-	-	-	-	-	-	-	1	1
Stock-based compensation	-	-	1,034	-	-	-	-	-	1,034
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(130)	-	-	-	(130)
Change in fair value of derivatives, net of taxes	-	-	-	-	(34)	-	-	-	(34)
March 31, 2024	31,937	$320	$44,186	$(8,694)	$(1,786)	(3,184)	$(6,465)	$(707)	$26,854
Net loss attributable to Innodata Inc. and subsidiaries	-	-	-	(14)	-	-	-	-	(14)
Stock-based compensation	-	-	992	-	-	-	-	-	992
Income attributable to non-controlling interests	-	-	-	-	-	-	-	5	5
Stock option exercises	235	2	781	-	-	-	-	-	783
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	-	(97)
Pension liability adjustments, net of taxes	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(78)	-	-	-	(78)
Change in fair value of derivatives, net of taxes	-	-	-	-	(174)	-	-	-	(174)
June 30, 2024	32,172	$322	$45,862	$(8,708)	$(2,038)	(3,184)	$(6,465)	$(702)	$28,271
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	17,389	-	-	-	-	17,389
Stock-based compensation	-	-	855	-	-	-	-	-	855
Stock option exercises	12	-	27	-	-	-	-	-	27
Income attributable to non-controlling interests	-	-	-	-	-	-	-	2	2
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	245	-	-	-	245
Change in fair value of derivatives, net of taxes	-	-	-	-	221	-	-	-	221
September 30, 2024	32,184	$322	$46,744	$8,681	$(1,573)	(3,184)	$(6,465)	$(700)	$47,009

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2025 and December 31, 2024, the results of its operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for credit losses and allowance for billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At September 30, 2025, the Company had cash and cash equivalents of $73.9 million, of which $20.7 million was held by its foreign subsidiaries and $53.2 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable  - Accounts receivable is generally recorded at the invoiced amounts, net of an allowance for expected losses and allowance for billing adjustments. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness.

The Company records an allowance for credit losses for estimated losses resulting from the failure of its customers to make the required payments and an allowance for billing adjustments relating to quality issues on delivered services, service penalties, discounts and price adjustments. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $1.0 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2025 and December 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately $(0.3) million and $0.5 million for the three months ended September 30, 2025 and 2024, and $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress was $3.6 million for each of the periods ended September 30, 2025 and December 31, 2024. The cumulative completed capitalized developed software was $22.5 million and $19.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company performed an assessment for one of its Canadian subsidiaries as of March 31, 2025 and the assessment yielded positive evidence enabling the release of the valuation allowance for the Canadian deferred tax assets of the subsidiary under “ASC Topic 740-30-22 – Accounting for Income Taxes”.

The Company performed an assessment for its German subsidiary as of June 30, 2025 and the assessment yielded positive evidence enabling the release of the valuation allowance for the German deferred tax assets of the subsidiary under “ASC Topic 740 - 30 - 22 - Accounting for Income Taxes”.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Deferred revenues	$7,025	$8,010

The table below provides information about contract liabilities (deferred revenue) and the changes in the balances for the three and nine months ended as of September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at the beginning of period	$6,485	$4,770	$8,010	$3,523
Net deferred revenue in the period	8,481	9,673	21,056	24,989
Revenue recognized	(7,439)	(8,151)	(22,047)	(22,108)
Currency translations and other adjustments	(502)	208	6	96
Balance at the end of period	$7,025	$6,500	$7,025	$6,500

Recently Issued Accounting Pronouncements Not Yet Adopted - On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The effective date of this ASU is for fiscal years beginning after December 15, 2024 and interim periods beginning after December 15, 2025. The adoption of ASU 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company does not anticipate any material impact from the adoption of this new standard.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), fourth amendment via ASU 2025-01: Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will be effective for the Company beginning in fiscal year 2027, and for interim financial reporting beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

In July 2025, the FASB issued ASU 2025 - 05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025 - 05 provides entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025 - 05 will be effective for the Company beginning in fiscal year 2027. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

In September 2025, the FASB issued ASU 2025 - 06, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350 - 40): Targeted Improvements to the Accounting for Internal - Use Software. ASU 2025 - 06 modernizes the accounting for internal - use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025 - 06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Gross Accounts receivable	$41,635	$29,772
Allowance for credit losses	(1,182)	(1,256)
Allowance for billing adjustments	(976)	(503)
Allowance for volume discounts	(37)	-
Accounts receivable, net	$39,440	$28,013

Activity in the allowance for the credit losses for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$1,274	$1,081	$1,256	$992
Additions charged to expense	31	(18)	110	88
Write-offs against allowance	(118)	(128)	(189)	(145)
Foreign currency translation adjustment	(5)	7	5	7
Balance at end of period	$1,182	$942	$1,182	$942

3.Goodwill and Intangible Assets

Goodwill

As of September 30, 2025, the Company performed its annual goodwill impairment analysis on one of its reporting units, the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long - term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

The change in the carrying amount of goodwill for the nine months ended September 30, 2025 was as follows (in thousands):

Balance - January 1, 2025	$1,998
Foreign currency translation adjustment	69
Balance - September 30, 2025	$2,067

The fair value measurement of goodwill of the Agility segment was conducted on September 30, 2025 and was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of Goodwill was $2.1 million and $2.0 million for the periods ended September 30, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	September 30, 2025
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,810)	$3	$74
Customer relationships	1,965	(1,832)	8	141
Trademarks and tradenames	840	(828)	1	13
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,268)	16	276
Total Acquired Intangible Assets	$9,254	$(8,778)	$28	$504

Capitalized Developed Software
Capitalized Developed Software	$22,493	$(12,849)	$177	$9,821
Capitalized Developed Software - in Progress	3,553	-	7	3,560
Total Capitalized Developed Software	$26,046	$(12,849)	$184	$13,381

Total	$35,300	$(21,627)	$212	$13,885

	December 31, 2024
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,911)	$(3)	$146
Customer relationships	2,144	(1,856)	(29)	259
Trademarks and tradenames	862	(826)	-	36
Patents	44	(44)	-	-
Media Contact Database	3,546	(3,016)	(1)	529
Total Acquired Intangible Assets	$9,656	$(8,653)	$(33)	$970

Capitalized Developed Software
Capitalized Developed Software	$19,811	$(10,507)	$(463)	$8,841
Capitalized Developed Software - in Progress	3,552	-	(10)	3,542
Total Capitalized Developed Software	$23,363	$(10,507)	$(473)	$12,383

Total	$33,019	$(19,160)	$(506)	$13,353

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended September 30, 2025 and 2024. Amortization expense relating to acquired intangible assets was $0.6 million for each of the nine-month periods ended September 30, 2025 and 2024.

Amortization expense relating to capitalized developed software was $1.0 million for each of the three-month periods ended September 30, 2025 and 2024. Amortization expense relating to capitalized developed software was $2.9 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
Remaining for 2025	$1,575
2026	5,359
2027	3,895
2028	2,298
2029	516
Thereafter	242
$13,885

4.Income Taxes

For the nine months ended September 30, 2025, the Company recorded an income tax provision of approximately $6.7 million. The provision primarily reflects Federal and State income tax expense on U.S. operations, the tax impact of IRS section 162(m) adjustments, deemed interest provision, and income tax expense attributable to the Company’s subsidiaries in foreign jurisdictions in accordance with applicable local tax regulations. The tax provision was partially offset by the favorable effect of stock-based compensation, the favorable impact of withholding taxes and the release of valuation allowances on deferred tax assets of one of the Company’s Canadian and the Company’s German subsidiary, resulting from improved expectations of future taxable income in those jurisdictions.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by the utilization of deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”).

The estimated effective tax rate applied to the nine-month period ended September 30, 2025 is higher than the U.S. federal statutory rate of 21% principally due to IRS section 162(m) adjustments, state income tax provisions, deemed interest and tax effect of foreign operations offset in part by the favorable effect of stock-based compensation, withholding taxes and a change in the valuation allowance.

The estimated annual effective tax rate applied to the nine-month period ended September 30, 2024 differs from the U.S. federal statutory rate of 21% principally due to the release of the U.S. valuation allowance, state income taxes and provision on uncertain tax positions.

The Company determined on March 31, 2025 that it was more likely than not that one of the Company’s subsidiaries in Canada would be able to realize the benefit of the deferred tax assets in Canada, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the Canadian subsidiary, as well as expectations regarding the generation of future taxable income.

The Company determined on June 30, 2025 that it was more likely than not that the Company’s subsidiary in Germany would be able to realize the benefit of the deferred tax assets in Germany, resulting in the release of the valuation allowance. In reaching this determination, the Company considered the growing trend of profitability over the last three years in the German subsidiary, as well as expectations regarding the generation of future taxable income.

Impact of Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, amending U.S. tax law in several areas, including domestic research and development deductibility and bonus depreciation. The Company has included the estimated effect of provisions relevant to the current quarter in its reported income tax expense for the three months ending September 30, 2025. Management is continuing to evaluate the OBBBA’s potential impact on future periods, particularly with respect to deferred tax assets and liabilities, the effective tax rate, and cash tax obligations. The Company will update its assessment as additional interpretive guidance or implementing regulations are issued.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliations of the U.S. federal statutory rate with the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024, respectively, are summarized in the table below:

	For the Nine Months
	Ended September 30,
	2025	2024
Federal income tax expense at statutory rate	21.0%	21.0%
Effect of:
Section 162 (m)	9.3	-
State income tax net of federal benefit	2.9	(4.5)
Deemed interest	2.8	(0.9)
Tax effects of foreign operations	1.0	0.8
Foreign operations permanent differences - foreign exchange gains and losses	0.5	0.3
GILTI provisions	0.4	2.8
Change in unrecognized tax benefits (ASC 740)	0.3	(3.1)
Return to provision true up	-	(1.4)
Change in tax rates	(0.4)	-
Foreign rate differential	(0.4)	(0.7)
Change in valuation allowance	(1.2)	(54.6)
Withholding tax	(2.1)	0.8
Effect of stock-based compensation	(11.5)	(0.4)
Other	(0.3)	0.1
Effective tax rate	22.3%	(39.8)%

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2025 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2025	$999
Increase for current period tax positions	250
Decrease for prior year tax positions	(214)
Interest accrual	44
Foreign currency remeasurement	(27)
Balance - September 30, 2025	$1,052

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

Most of these lease agreements are renewable at the mutual consent of the parties to the contract. These lease agreements are for terms ranging from two to eleven years and, in most cases, provide for rent escalations ranging from 1.75% to 15%.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Rent expense for long-term operating leases	$337	$314	$966	$943
Rent expense for short-term leases	46	51	136	142
Total rent expense	$383	$365	$1,102	$1,085

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2025 (in thousands):

Year	Amount
Remaining for 2025	$368
2026	1,562
2027	1,560
2028	1,159
2029	722
2030 and thereafter	194
Total lease payments	5,565
Less: Interest	(888)
Net present value of lease liabilities	$4,677

Current portion	$1,122
Long-term portion	3,555
Total	$4,677

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of September 30, 2025 were as follows:

Weighted-average lease term remaining	41 months
Weighted-average discount rate	9.16%

6.Long-term obligations

Total long-term obligations as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Pension obligations - accrued pension liability	$8,670	$7,945
Microsoft licenses (1)	111	442
	8,781	8,387
Less: Current portion of long-term obligations	1,221	1,643
Total Non-Current portion of long-term obligations	$7,560	$6,744

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

The Company’s legal accruals related to legal proceedings and claims are based on the Company’s determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The accruals are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $500,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Direct operating costs	$444	$43	$1,312	$200
Selling and administrative expenses	2,263	812	6,997	2,681
Total stock-based compensation	$2,707	$855	$8,309	$2,881

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during each of the nine-month periods ended September 30, 2025 and 2024 are presented below:

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	3,165,193	$3.67	6.32	$113,458,326
Granted	-	-	-	-
Exercised	(246,742)	4.57	-	-
Forfeited/Expired	-	-	-	-
Outstanding at September 30, 2025	2,918,451	$3.60	5.60	$214,423,447

Exercisable at September 30, 2025	2,820,116	$3.60	5.55	$207,180,091

Vested and Expected to vest at September 30, 2025	2,918,451	$3.60	5.60	$214,423,447

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	5,339,162	$3.22	6.38	$28,640,009
Granted	-	-	-	-
Exercised	(159,232)	4.07	-	-
Forfeited/Expired	(4,001)	6.96	-	-
Outstanding at September 30, 2024	5,175,929	$3.19	5.62	$70,306,343

Exercisable at September 30, 2024	3,586,369	$2.45	4.78	$51,361,592

Vested and Expected to vest at September 30, 2024	5,175,929	$3.19	5.62	$70,306,343

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the nine-month periods ended September 30, 2025 and 2024 are presented below.

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2025	842,271	$15.86	8.46	$20,847,471
Granted	-	-	-	-
Exercised	(119,739)	3.51	-	-
Forfeited/Expired	(22,668)	3.41	-	-
Outstanding at September 30, 2025	699,864	$18.38	7.85	$41,075,152

Exercisable at September 30, 2025	194,006	$3.32	6.98	$14,308,582

Vested and Expected to vest at September 30, 2025	699,864	$18.38	7.85	$41,075,152

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2024	923,571	$3.41	8.76	$4,786,252
Granted	-	-	-	-
Exercised	(47,596)	3.41	-	-
Forfeited/Expired	(9,668)	5.40	-	-
Outstanding at September 30, 2024	866,307	$3.39	8.01	$11,591,122

Exercisable at September 30, 2024	339,613	$3.36	7.99	$4,554,490

Vested and Expected to vest at September 30, 2024	866,307	$3.39	8.01	$11,591,122

There were no options granted during the nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, a total of 366,481 options were exercised at an average exercise price of $4.22.

The compensation cost related to non-vested stock options not yet recognized as of September 30, 2025 totaled approximately $6.4 million. The weighted-average period over which these costs will be recognized is 27 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during each of the nine-month periods ended September 30, 2025 and 2024 are presented below:

		Weighted-Average
	Number of	Grant Date
	Restricted Stock Units	Fair Value
Unvested at January 1, 2025	1,249,079	$20.98
Granted	39,049	54.12
Vested	(214,506)	6.43
Forfeited/Expired	(555,208)	7.97
Unvested at September 30, 2025	518,414	$43.44

		Weighted-Average
	Number of	Grant Date
	Restricted Stock Units	Fair Value
Unvested at January 1, 2024	749,756	$5.77
Granted	28,973	15.10
Vested	(48,761)	8.42
Forfeited/Expired	(995)	8.29
Unvested at September 30, 2024	728,973	$5.96

A total of 11,829 restricted stock units were granted to non-employee directors during the nine months ended September 30, 2025.

The compensation cost related to non-vested restricted stock units not yet recognized as of September 30, 2025 totaled approximately $17.0 million. The weighted-average period over which these costs will be recognized is 26 months.

9.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2025 and 2024, and reclassifications from accumulated other comprehensive loss for the three and nine-month periods, are presented below (in thousands):

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2025	$(269)	$127	$(1,151)	$(1,293)
Other comprehensive loss before reclassifications, net of taxes	-	(378)	(178)	(556)
Total other comprehensive loss before reclassifications, net of taxes	(269)	(251)	(1,329)	(1,849)
Net amount reclassified to earnings	(1)	63	-	62
Balance at September 30, 2025	$(270)	$(188)	$(1,329)	$(1,787)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income (loss) before reclassifications, net of taxes	(37)	8	513	484
Total other comprehensive loss before reclassifications, net of taxes	(270)	(387)	(1,329)	(1,986)
Net amount reclassified to earnings	-	199	-	199
Balance at September 30, 2025	$(270)	$(188)	$(1,329)	$(1,787)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2024	$(413)	$(167)	$(1,458)	$(2,038)
Other comprehensive loss before reclassifications, net of taxes	-	198	245	443
Total other comprehensive income (loss) before reclassifications, net of taxes	(413)	31	(1,213)	(1,595)
Net amount reclassified to earnings	(1)	23	-	22
Balance at September 30, 2024	$(414)	$54	$(1,213)	$(1,573)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(8)	37	29
Total other comprehensive income (loss) before reclassifications, net of taxes	(412)	33	(1,213)	(1,592)
Net amount reclassified to earnings	(2)	21	-	19
Balance at September 30, 2024	$(414)	$54	$(1,213)	$(1,573)

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

The measure of segment assets is reported on the balance sheet as total consolidated assets shown in the table below (in thousands):

	September 30, 2025	December 31, 2024*
Total assets:
DDS	$133,505	$91,588
Synodex	5,139	4,790
Agility(1)	14,272	17,071
Total Consolidated	$152,916	$113,449

*Prior period segment assets of DDS, Synodex and Agility segments have been reclassified to align with the current period presentation, with no impact on the Company’s consolidated results.

(1)	Agility assets include goodwill of $2.1 million and $2.0 million for each of the periods ended September 30, 2025 and December 31, 2024, respectively.
(2)	Segment assets consist of cash, receivables, prepaid and other assets, property and equipment, right of-use-assets, deferred income tax and intangibles.

The table below shows segment information for other significant income statement items (in thousands):

	Three Months Ended September 30, 2025
	DDS	Synodex	Agility	Total
Revenues	$54,779	$1,653	$6,118	$62,550
Direct operating costs (1) (3)	32,627	1,536	2,883	37,046
Gross profit	22,152	117	3,235	25,504
Selling and administrative expenses (2) (4)	10,246	161	3,338	13,745
Segment operating income (loss)	11,906	(44)	(103)	11,759
Interest income, net	(420)	-	-	(420)
Income (loss) before provision for income taxes	$12,326	$(44)	$(103)	$12,179

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2024
	DDS	Synodex	Agility	Total
Revenues	$44,694	$1,935	$5,595	$52,224
Direct operating costs (1) (3)	27,084	1,452	2,357	30,893
Gross profit	17,610	483	3,238	21,331
Selling and administrative expenses (2) (4)	6,996	102	2,812	9,910
Segment operating income	10,614	381	426	11,421
Interest (income) expense, net	(27)	-	1	(26)
Income before provision for income taxes	$10,641	$381	$425	$11,447

	Nine Months Ended September 30, 2025
	DDS	Synodex	Agility	Total
Revenues	$156,186	$5,731	$17,370	$179,287
Direct operating costs (1) (3)	94,905	4,615	7,988	107,508
Gross profit	61,281	1,116	9,382	71,779
Selling and administrative expenses (2) (4)	32,275	587	9,975	42,837
Segment operating income (loss)	29,006	529	(593)	28,942
Interest (income) expense, net	(1,125)	-	1	(1,124)
Income (loss) before provision for income taxes	$30,131	$529	$(594)	$30,066

	Nine Months Ended September 30, 2024
	DDS	Synodex	Agility	Total
Revenues	$89,810	$5,792	$15,679	$111,281
Direct operating costs (1) (3)	59,563	4,454	6,947	70,964
Gross profit	30,247	1,338	8,732	40,317
Selling and administrative expenses (2) (4)	18,988	365	7,882	27,235
Segment operating income	11,259	973	850	13,082
Interest (income) expense, net	(58)	-	3	(55)
Income before provision for income taxes	$11,317	$973	$847	$13,137

(1)	Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software and cloud service subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation expense.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues for the three and nine-month periods ended September 30, 2025, and 2024 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$52,752	$43,237	$150,202	$84,910
Canada	3,024	2,281	8,702	6,791
United Kingdom	2,735	2,586	7,635	7,200
The Netherlands	1,864	1,880	6,320	5,924
Others - principally other European countries	2,175	2,240	6,428	6,456
Totals	$62,550	$52,224	$179,287	$111,281

Long-lived assets as of September 30, 2025 and December 31, 2024 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2025	2024
United States	$12,455	$10,182

Foreign countries:
Canada	6,247	6,265
United Kingdom	707	806
Philippines	4,500	3,532
India	2,637	2,251
Sri Lanka	817	587
Israel	60	63
Germany	4	4
Total foreign	14,972	13,508
Totals	$27,427	$23,690

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.3 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively.

One customer in the DDS segment generated approximately 56% and 59% of the Company’s total revenues for the three months ended September 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 16% and 17% of the Company’s total revenues for the three months ended September 30, 2025 and 2024, respectively.

One customer in the DDS segment generated approximately 58% and 44% of the Company’s total revenues for the nine months ended September 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 16% and 24% of the Company’s total revenues for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 58% of the Company’s accounts receivable was due from one customer. As of December 31, 2024, approximately 16% of the Company’s accounts receivable was due from foreign (principally European) customers and 61% of the Company’s accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of September 30, 2025 and December 31, 2024.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.Income Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Innodata Inc. and Subsidiaries	$8,342	$17,389	$23,348	$18,364
Weighted average common shares outstanding	31,848	28,994	31,690	28,873
Dilutive effect of outstanding options	3,418	5,013	3,306	4,424
Adjusted for dilutive computation	35,266	34,007	34,996	33,297

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

Options to purchase 3.6 million shares of common stock for the three months and nine months ended September 30, 2025 were outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share for the three months and nine months ended September 30, 2025 are 390,569 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of September 30, 2025.

Options to purchase 6.0 million shares of common stock for the three months and nine months ended September 30, 2024 were outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share for the three months and nine months ended September 30, 2024 are 199,907 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of September 30, 2024.

12.Derivatives

The Company conducts a large portion of its operations in international markets, which subjects it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka, Canada and Israel.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $13.2 million and $22.5 million as of September 30, 2025 and December 31, 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2025	2024
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$238	$499

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gain (loss) recognized in OCI(1)	$(378)	$198	$8	$(8)
Net loss reclassified from accumulated OCI into income(2)	$63	$23	$199	$21
Net gain recognized in income(3)	$-	$-	$-	$-

(1)Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).

(2)Effective portion classified within direct operating costs.

(3)There were no ineffective portions for the periods presented.

13.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of September 30, 2025, such borrowing base calculation equaled approximately $30.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the nine months ended September 30, 2025 or during the subsequent period through the filing date of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (“DDS”) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; our DDS segment’s revenue concentration in a limited number of customers; our dependency on content providers in our Agility segment; our ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. global trading and monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2025	2024	2025	2024
Gross Profit attributable to Innodata Inc. and Subsidiaries	$25,504	$21,331	$71,779	$40,317
Depreciation and amortization	1,729	1,513	4,855	4,147
Stock-based compensation	444	43	1,312	200
Adjusted Gross Profit	$27,677	$22,887	$77,946	$44,664

Gross Margin	41%	41%	40%	36%
Adjusted Gross Margin	44%	44%	43%	40%

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2025	2024	2025	2024
Gross Profit attributable to DDS Segment	$22,152	$17,610	$61,281	$30,247
Depreciation and amortization	800	648	2,224	1,441
Stock-based compensation	433	38	1,278	176
Adjusted Gross Profit	$23,385	$18,296	$64,783	$31,864

Gross Margin	40%	39%	39%	34%
Adjusted Gross Margin	43%	41%	41%	35%

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2025	2024	2025	2024
Gross Profit attributable to Synodex Segment	$117	$483	$1,116	$1,338
Depreciation and amortization	114	112	289	406
Stock-based compensation	-	1	1	1
Adjusted Gross Profit	$231	$596	$1,406	$1,745

Gross Margin	7%	25%	19%	23%
Adjusted Gross Margin	14%	31%	25%	30%

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2025	2024	2025	2024
Gross Profit attributable to Agility Segment	$3,235	$3,238	$9,382	$8,732
Depreciation and amortization	815	753	2,342	2,300
Stock-based compensation	11	4	33	23
Adjusted Gross Profit	$4,061	$3,995	$11,757	$11,055

Gross Margin	53%	58%	54%	56%
Adjusted Gross Margin	66%	71%	68%	71%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three and nine-month periods ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2025	2024	2025	2024
Net income attributable to Innodata Inc. and Subsidiaries	$8,342	$17,389	$23,348	$18,364
Provision for income taxes	3,837	(5,944)	6,718	(5,235)
Interest (income) expense, net	(420)	21	(1,124)	190
Depreciation and amortization	1,748	1,535	4,913	4,219
Stock-based compensation	2,707	855	8,309	2,881
Non-controlling interests	-	2	-	8
Adjusted EBITDA - Consolidated	$16,214	$13,858	$42,164	$20,427

	Three Months Ended September 30,		Nine Months Ended September 30,
DDS Segment	2025	2024	2025	2024
Net income attributable to DDS Segment	$8,458	$16,526	$23,464	$16,492
Provision for income taxes	3,868	(5,887)	6,667	(5,183)
Interest (income) expense, net	(420)	20	(1,125)	187
Depreciation and amortization	819	670	2,282	1,513
Stock-based compensation	2,500	760	7,694	2,523
Non-controlling interests	-	2	-	8
Adjusted EBITDA - DDS Segment	$15,225	$12,091	$38,982	$15,540

	Three Months Ended September 30,		Nine Months Ended September 30,
Synodex Segment	2025	2024	2025	2024
Net income (loss) attributable to Synodex Segment	$(44)	$381	$529	$973
Depreciation and amortization	114	112	289	406
Stock-based compensation	65	38	194	136
Adjusted EBITDA - Synodex Segment	$135	$531	$1,012	$1,515

	Three Months Ended September 30,		Nine Months Ended September 30,
Agility Segment	2025	2024	2025	2024
Net income (loss) attributable to Agility Segment	$(72)	$482	$(645)	$899
Provision for income taxes	(31)	(57)	51	(52)
Interest expense	-	1	1	3
Depreciation and amortization	815	753	2,342	2,300
Stock-based compensation	142	57	421	222
Adjusted EBITDA - Agility Segment	$854	$1,236	$2,170	$3,372

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2025 and 2024

Revenues

Total revenues were $62.6 million and $52.2 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $10.4 million or approximately 20%.

Revenues from the DDS segment were $54.8 million and $44.7 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $10.1 million or approximately 23%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Synodex segment were $1.7 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $0.2 million or 11%. The decrease was primarily attributable to termination of a contract with one customer.

Revenues from the Agility segment were $6.1 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $0.5 million or approximately 9%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 56% and 59% of the Company’s total revenues for the three months ended September 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 16% and 17% of the Company’s total revenues for the three months ended September 30, 2025 and 2024, respectively.

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

Direct operating costs were $37.0 million and $30.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $6.1 million or 20%. The cost increase was primarily due to increased headcount to support higher volumes from existing customers. The increase in direct operating costs includes $4.8 million from direct and indirect labor related costs primarily on account of new hires, higher incentives and salary increases; higher recruitment fees of $0.6 million; higher cloud service subscriptions of $0.6 million, higher content costs of $0.3 million, higher depreciation and amortization of capitalized developed software of $0.2 million; and an increase in other direct operating costs of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs as a percentage of total revenues were 59% for each of the three-month periods ended September 30, 2025 and 2024.

Direct operating costs for the DDS segment were $32.6 million and $27.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $5.6 million or 21%. The cost increase was primarily due to increased headcount to support higher volumes from existing customers. The increase in direct operating costs includes $4.8 million from direct and indirect labor related costs primarily on account of new hires, higher incentives and salary increases; higher recruitment fees of $0.6 million, higher cloud service subscriptions of $0.5 million, higher depreciation and amortization of $0.1 million; and an increase in other direct operating costs of $0.3 million; offset in part by a favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 59% and 60% for the three months ended September 30, 2025 and 2024, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $1.5 million for each of the three-month periods ended September 30, 2025 and 2024. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 88% and 79% for the three months ended September 30, 2025 and 2024, respectively. The increase in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to lower revenues due to the termination of a contract with one customer.

Direct operating costs for the Agility segment were $2.9 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $0.5 million or 21%. The increase in direct operating costs was a result of higher content costs of $0.3 million, higher depreciation and amortization of capitalized developed software of $0.1 million and an increase in other direct operating costs of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 48% and 43% for the three months ended September 30, 2025 and 2024. The increase in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher direct operating costs offset by higher revenues.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $25.5 million and $21.3 million for the three months ended September 30, 2025 and 2024, respectively. The $4.2 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in the DDS and Agility segments and lower revenues in the Synodex segment. Gross margin was 41% for each of the three-month periods ended September 30, 2025 and 2024.

Gross profit for the DDS segment was $22.2 million and $17.6 million for the three months ended September 30, 2025 and 2024, respectively. The $4.6 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 40% and 39% for the three months ended September 30, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. The $0.4 million decrease in gross profit for the Synodex segment was due to lower revenues. Gross margin for the Synodex segment was 7% and 25% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues.

Gross profit for the Agility segment was $3.2 million for each of the three-month periods ended September 30, 2025 and 2024, respectively. Gross margin for the Agility segment was 53% and 58% for the three months ended September 30, 2025 and 2024. The decrease in gross margin for the Agility segment as a percentage of revenues was primarily due to higher direct operating costs, offset by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software and cloud service subscriptions; professional and consultant fees; provision for credit losses; and other administrative overhead expenses.

Selling and administrative expenses were $13.7 million and $9.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $3.8 million or 38%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $4.0 million, primarily on account of new hires, salary increases, incentives and bonuses; higher software subscriptions of $0.4 million, and an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; offset in part by lower professional fees of $0.5 million, lower expenses for marketing-related activities of $0.1 million and a decrease in other selling and administrative expenses of $0.2 million. Selling and administrative expenses as a percentage of total revenues were 22% and 19% for the three months ended September 30, 2025 and 2024, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher selling and administrative expenses in all segments and lower revenues in the Synodex segment, offset by higher revenues in the DDS and Agility segments.

Selling and administrative expenses for the DDS segment were $10.2 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $3.2 million or 46%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $3.4 million, primarily on account of new hires, salary increases, incentives and bonuses; higher software subscriptions of $0.3 million and an increase in other selling and administrative expenses of $0.1 million; offset in part by lower professional fees of $0.6 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 19% and 16% for the three months ended September 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher selling and administrative expenses, offset by higher revenues.

Selling and administrative expenses for the Synodex segment were $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, an increase of $0.1 million or 100%. The increase in selling and administrative expenses is due to higher selling and administrative payroll and related expenses of $0.1 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 12% and 5% for the three months ended September 30, 2025 and 2024. The increase in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to higher selling and administrative expenses and lower revenues.

Selling and administrative expenses for the Agility segment were $3.3 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $0.5 million or 18%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.5 million, primarily on account of new hires, salary increases, incentives and bonuses; an unfavorable impact of foreign exchange rate fluctuations of $0.2 million; higher professional fees of $0.1 million and higher software subscriptions of $0.1 million; offset by lower expenses for marketing-related activities of $0.1 million and a decrease in other selling and administrative expenses of $0.3 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 54% and 50% for the three months ended September 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset by higher revenues.

Income Taxes

We recorded a provision for income taxes of $3.8 million and a benefit from income taxes of $5.9 million for the three months ended September 30, 2025 and 2024, respectively. The change is due to the release of the valuation allowance in the prior period; and the effect of the following in the current period: higher Federal and State income tax expense on U.S. operations, deemed interest provision, the effect of unrecognized tax benefits, in accordance with ASC 740, the effect of stock-based compensation, and the tax impact of IRS section 162(m) adjustments; partially offset by the favorable effect of withholding taxes.

The provision for the current quarter primarily reflects Federal and State income tax expense on U.S. operations, deemed interest provision, the effect of stock-based compensation, the tax impact of IRS section 162(m) adjustments, partially offset by the favorable impact of withholding taxes.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by the utilization of deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”).

Net Income

Net income was $8.3 million and $17.4 million for the three months ended September 30, 2025 and 2024, respectively. The $9.1 million decrease was due to a higher income tax provision, higher direct operating costs in the DDS and Agility segments, higher selling and administrative expenses in all segments and lower revenues in the Synodex segment; offset in part by higher revenues in the DDS and Agility segments and higher interest income in the current quarter.

Net income for the DDS segment was $8.4 million and $16.5 million for the three months ended September 30, 2025 and 2024, respectively. The $8.1 million decrease was due to a higher income tax provision, higher direct operating costs and higher selling and administrative expenses, offset in part by higher revenues and higher interest income in the current quarter.

The Synodex segment was breakeven and had a net income of $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The $0.4 million decrease is due to lower revenues, and higher selling and administrative expenses in the current quarter.

The Agility segment had a net loss of $0.1 million and a net income of $0.5 million for the three months ended September 30, 2025 and 2024, respectively. The $0.6 million change was due to higher selling and administrative expenses and higher direct operating costs, offset in part by higher revenues in the current quarter.

Earnings per share

Basic and diluted earnings per share were $0.26 and $0.24 compared to $0.60 and $0.51 for the three months ended September 30, 2025 and 2024, respectively. A per share decrease of $0.34 and $0.27, respectively. The decrease in earnings per share was primarily due to the tax benefit recognized in the prior year arising from the utilization of net operating loss carryforwards, which did not recur in the current period.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non - GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non - GAAP Financial Measures - Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $27.7 million and $22.9 million for the three months ended September 30, 2025 and 2024, respectively. The $4.8 million increase was due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in the DDS and Agility segments and lower revenues in the Synodex segment. Adjusted gross margin was 44% for each of the three - month periods ended September 30, 2025 and 2024, respectively.

Adjusted gross profit for the DDS segment was $23.4 million and $18.3 million for the three months ended September 30, 2025 and 2024, respectively. The $5.1 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 43% and 41% for the three months ended September 30, 2025 and 2024, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $0.2 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The $0.4 million decrease in adjusted gross profit in the Synodex segment was due to lower revenues. Adjusted gross margin for the Synodex segment was 14% and 31% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues.

Adjusted gross profit for the Agility segment was $4.1 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. The $0.1 million increase in adjusted gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 66% and 71% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher direct operating costs, offset by higher revenues.

Adjusted EBITDA

Adjusted EBITDA is a non - GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non - GAAP Financial Measures - Adjusted EBITDA” above.

Adjusted EBITDA was $16.2 million and $13.9 million for the three months ended September 30, 2025 and 2024, respectively. The $2.3 million increase in Adjusted EBITDA was due to a higher income tax provision, higher stock-based compensation and higher depreciation and amortization, offset in part by lower net income and higher interest income in the current quarter.

Adjusted EBITDA for the DDS segment was $15.2 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively. The $3.1 million increase in Adjusted EBITDA in the DDS Segment was due to a higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by lower net income and higher interest income in the current quarter.

Adjusted EBITDA for the Synodex segment was $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024. The $0.4 million decrease in Adjusted EBITDA in the Synodex segment was due to lower net income in the current quarter.

Adjusted EBITDA for the Agility segment was $0.9 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. The $0.3 million decrease in Adjusted EBITDA in the Agility segment was due to lower net income, offset in part by higher stock-based compensation and higher depreciation and amortization in the current quarter.

Nine Months Ended September 30, 2025 and 2024

Revenues

Total revenues were $179.3 million and $111.3 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $68.0 million or approximately 61%.

Revenues from the DDS segment were $156.2 million and $89.8 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $66.4 million or approximately 74%. The increase was primarily attributable to higher volume from existing customers.

Revenues from the Synodex segment were $5.7 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $0.1 million or 2%. The decrease was primarily attributable to termination of a contract with one customer.

Revenues from the Agility segment were $17.4 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1.7 million or approximately 11%. The increase was principally attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 58% and 44% of the Company’s total revenues for the nine months ended September 30, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, revenues from non-U.S. customers accounted for 16% and 24% of the Company’s total revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

Direct operating costs were $107.5 million and $71.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $36.5 million or 51%. The cost increase was primarily due to increased headcount to support higher volumes from existing customers. The increase in direct operating costs includes $34.2 million from direct and indirect labor related costs primarily on account of new hires, higher incentives and salary increases; higher cloud service subscriptions of $1.5 million, higher content costs of $0.7 million; higher depreciation and amortization of capitalized developed software of $0.7 million; an increase in travel and related costs of $0.2 million and an increase in other direct operating costs of $0.4 million; offset in part by lower recruitment fees of $1.2 million. Direct operating costs as a percentage of total revenues were 60% and 64% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in direct operating cost as a percentage of total revenues was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments.

Direct operating costs for the DDS segment were $94.9 million and $59.6 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $35.3 million or 59%. The cost increase was primarily due to increased headcount to support higher volumes from existing customers. The increase in direct operating costs includes $34.0 million from direct and indirect labor related costs primarily on account of new hires, higher incentives and salary increases; higher cloud service subscriptions of $1.3 million, higher depreciation and amortization of $0.8 million; an increase in travel and related costs of $0.2 million and an increase in other direct operating costs of $0.3 million; offset in part by lower recruitment fees of $1.3 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were 61% and 66% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in direct operating costs of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher direct operating costs.

Direct operating costs for the Synodex segment were $4.6 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $0.1 million or 2%. The increase in direct operating costs is due to higher indirect labor related costs of $0.1 million; higher cloud service subscriptions of $0.2 million; offset in part by lower depreciation and amortization of $0.1 million and a decrease in other direct operating costs of $0.1 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were 81% and 78% for the nine months ended September 30, 2025 and 2024, respectively. The increase in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher direct operating costs and lower revenues.

Direct operating costs for the Agility segment were $8.0 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1.1 million or 16%. The increase in direct operating costs was a result of higher direct labor costs of $0.1 million, higher content costs of $0.7 million, higher recruitment fees of $0.1 million and an increase in other direct operating costs of $0.2 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were 46% and 44% for the nine months ended September 30, 2025 and 2024. The increase in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher direct operating costs offset by higher revenues.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $71.8 million and $40.3 million for the nine months ended September 30, 2025 and 2024, respectively. The $31.5 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments. Gross margin was 40% and 36% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments.

Gross profit for the DDS segment was $61.3 million and $30.2 million for the nine months ended September 30, 2025 and 2024, respectively. The $31.1 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 39% and 34% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $1.1 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.2 million decrease in gross profit for the Synodex segment was primarily due to lower revenues and higher direct operating cost. Gross margin for the Synodex segment was 19% and 23% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues and higher direct operating costs.

Gross profit for the Agility segment was $9.4 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.7 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 54% and 56% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross margin for the Agility segment as a percentage of revenues was primarily due to higher direct operating costs offset by higher revenues.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software and cloud service subscriptions; professional and consultant fees; provision for credit losses; and other administrative overhead expenses.

Selling and administrative expenses were $42.8 million and $27.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $15.6 million or 57%. The increase in selling and administrative expenses was primarily due to higher expenses associated with the increase in revenues. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $11.1 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $3.3 million, higher expenses for marketing-related activities of $0.7 million, and higher software subscriptions of $0.6 million; offset in part by a decrease in other selling and administrative expenses of $0.1 million. Selling and administrative expenses as a percentage of total revenues were 24% for each of the nine-month periods ended September 30, 2025 and 2024.

Selling and administrative expenses for the DDS segment were $32.3 million and $19.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $13.3 million or 70%. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $9.2 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $2.9 million, higher expenses for marketing-related activities of $0.6 million and higher software subscriptions of $0.4 million, and an increase in other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were 21% for each of the nine-month periods ended September 30, 2025 and 2024.

Selling and administrative expenses for the Synodex segment were $0.6 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $0.3 million or 100%. The increase in selling and administrative expenses includes selling and administrative labor and related expenses of $0.1 million, primarily on account of incentives and bonuses and an increase in other selling and administrative expenses of $0.2 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were 11% and 5% for the nine months ended September 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable due to higher selling and administrative expenses and lower revenues.

Selling and administrative expenses for the Agility segment were $9.9 million and $7.9 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $2.0 million or 25%. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $1.8 million, primarily on account of new hires, salary increases, incentives and bonuses; higher professional fees of $0.4 million; higher software subscriptions of $0.2 million; higher expenses for marketing-related activities of $0.1 million; offset in part by a decrease in other selling and administrative expenses of $0.5 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were 57% and 50% for the nine months ended September 30, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset in part by higher revenues.

Income Taxes

We recorded a provision for income taxes of $6.7 million and a benefit from income taxes of $5.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change in the income tax provision is mainly due to the release of the valuation allowance in the prior period; and the effect of the following in the current period, higher Federal and State income tax expense on U.S. operations, the tax impact of IRS section 162(m) adjustments, and deemed interest provision; partially offset by the favorable effect of stock-based compensation.

The provision for the current period primarily reflects Federal and State income tax expense on U.S. operations, the tax impact of IRS section 162(m) adjustments, deemed interest provision, and income tax expense attributable to the Company’s subsidiaries in foreign jurisdictions in accordance with applicable local tax regulations. The tax provision was partially offset by the favorable effect of stock-based compensation, the favorable impact of withholding taxes, and the release of valuation allowances on deferred tax assets of one of the Company’s Canadian and the Company’s German subsidiary, resulting from improved expectations of future taxable income in those jurisdictions.

Although the Company generated taxable income in the United States during the period, the related current tax liability was partially offset by the utilization of deferred tax assets arising from the net operating loss carryforwards (“NOLCOs”).

Net Income

Net income was $23.3 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively. The $4.9 million increase was a result of higher revenues in the DDS and Agility segments and higher interest income, offset in part by higher direct operating costs, higher selling and administrative expenses in all segments, and an increase in the income tax provision in the current period.

Net income for the DDS segment was $23.4 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $6.9 million increase was primarily attributable to higher revenues and higher interest income, offset in part by higher direct operating costs, higher selling and administrative expenses, and an increase in the income tax provision in the current period.

Net income for the Synodex segment was $0.5 million and $1.0 million for the nine months ended September 30, 2025 and 2024. The $0.5 million decrease was due to lower revenues, higher direct operating costs and higher selling and administrative expenses in the current period.

The Agility segment had a net loss of $0.6 million and a net income of $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.5 million change was due to higher selling and administrative expenses, and higher direct operating costs, offset in part by higher revenues in the current period.

Earnings per share

Basic and diluted earnings per share were $0.74 and $0.67 compared to $0.64 and $0.55 for the nine months ended September 30, 2025 and 2024, respectively. A per share increase of $0.10 and $0.12, respectively. Despite the prior year tax benefit related to the utilization of net operating loss carryforwards, earnings per share increased for the nine-month period due to improved profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $78.0 million and $44.7 million for the nine months ended September 30, 2025 and 2024, respectively. The $33.3 million increase in adjusted gross profit was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments. Adjusted gross margin was 43% and 40% for the nine months ended September 30, 2025 and 2024, respectively. The increase in adjusted gross margin was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments.

Adjusted gross profit for the DDS segment was $64.8 million and $31.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $32.9 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 35% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted gross profit for the Synodex segment was $1.4 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.3 million decrease in adjusted gross profit in the Synodex segment was due to lower revenues and higher direct operating costs. Adjusted gross margin for the Synodex segment was 25% and 30% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues and higher direct operating costs.

Adjusted gross profit for the Agility segment was $11.8 million and $11.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.7 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 68% and 71% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher direct operating costs offset by higher revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $42.2 million and $20.4 million for the nine months ended September 30, 2025 and 2024, respectively. The $21.8 million increase in Adjusted EBITDA was due to higher net income, a higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by higher interest income in the current period.

Adjusted EBITDA for the DDS segment was $39.0 million and $15.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $23.5 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income, a higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by higher interest income in the current period.

Adjusted EBITDA for the Synodex segment was $1.0 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $0.5 million decrease in Adjusted EBITDA in the Synodex segment was due to lower net income and lower depreciation and amortization in the current period.

Adjusted EBITDA for the Agility segment was $2.2 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.2 million decrease in Adjusted EBITDA in the Agility segment was due to lower net income, offset in part by higher stock-based compensation and a higher income tax provision in the current period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$73,859	$46,897
Working capital	75,256	41,494

On September 30, 2025, we had cash and cash equivalents of $73.9 million, of which $20.7 million was held by our foreign subsidiaries, and $53.2 million was held in the United States.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2025, we had working capital of approximately $75.3 million, as compared to working capital of approximately $41.5 million as of December 31, 2024. The increase in working capital is due to increased collections from higher revenues and proceeds from stock option exercises in the period, offset by capital expenditures during the period to build future capacity.

We did not have any material commitments for capital expenditures as of September 30, 2025.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2025 was $33.9 million resulting from net income of $23.3 million, adjusted for non-cash expenses of $17.4 million and a decrease in working capital of $6.8 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the nine months ended September 30, 2024 was $17.7 million resulting from net income of $18.4 million, adjusted for non-cash expenses of $1.9 million and a decrease in working capital of $2.6 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by operating activities increased to $ 33.9 million from $17.7 million in the prior-year period, primarily due to higher non-cash reconciling items, including a higher deferred tax provision and increased share-based compensation expense. These non-cash items were offset in part by a net use of cash in working capital, driven by change in receivables.

Net Cash Used in Investing Activities

Cash used in our investing activities was $8.3 million and $5.5 million for the nine-month periods ended September 30, 2025 and 2024, respectively. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the nine months ended September 30, 2025 amounting to $8.3 million consisted of $5.6 million for the DDS segment, $1.8 million for the Agility segment and $0.9 million for the Synodex segment.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $11.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $1.1 million primarily from proceeds of stock option exercises of $1.5 million, offset in part by payment of long-term obligations of $0.4 million.

Cash provided by financing activities for the nine months ended September 30, 2024 was $0.2 million primarily from proceeds of stock option exercises of $0.8 million, offset in part by payment of long-term obligations of $0.5 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2025.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Third Amendment to Credit Agreement, dated as of July 18, 2025, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as Lender.

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	November 6, 2025	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	November 6, 2025	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)