Form 10-K
period 2025-12-31
INNODATA INC
filed 2026-02-26
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on The Nasdaq Stock Market on June 30, 2025) was $1,559,767,165.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of February 20, 2026 was 32,602,397

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10,11,12,13 and 14 of Part III of this Form 10-K.

INNODATA INC.

Form 10-K

For the Year Ended December 31, 2025

PART I

Cautionary Note Regarding Forward-Looking Statements

Disclosures in this Annual Report on Form 10-K (this “Report”) contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements include, without limitation, statements concerning our operations, economic performance, financial condition, developmental program expansion and position in the AI services market. Words such as “project,” “believe,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “should,” “will,” “anticipate,” “indicate,” “predict,” “likely,” “estimate,” “plan,” “potential,” “possible,” or the negatives thereof, and other similar expressions generally identify forward-looking statements.

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work in the Digital Data Solutions (“DDS”) segment and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; our DDS segment’s revenue concentration in a limited number of customers; our dependence on content providers in our Agility segment; our ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. global trade and monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Item 1. Business.

Business Overview

Innodata Inc. (Nasdaq: INOD) (together with its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering and AI systems services company that supports the development, training, post-training, evaluation, and deployment of advanced artificial intelligence systems. We partner with leading technology companies, frontier AI laboratories, and enterprises to help enable AI systems that perform reliably, align with intended objectives, and operate safely in real-world environments.

Our mission is to enable the responsible advancement of artificial intelligence by providing the data, evaluation frameworks, and human expertise required to build AI systems that can be trusted at scale. We believe that AI will increasingly function as a foundational layer of the digital economy - embedded across consumer products, enterprise workflows, and mission-critical systems. As AI systems grow more capable and autonomous, we believe the quality of training data, the effectiveness of post-training alignment, and the rigor of ongoing evaluation will be decisive factors in determining whether AI systems are adopted, regulated, and scaled responsibly.

Innodata was founded more than 35 years ago on the principle that high-quality, well-structured data is essential to leading information-retrieval systems. In 2016-2017, we began building proprietary AI language models based on then-emerging research and frameworks and integrating them into our data production workflows. Through this work, we developed and refined techniques for generating, curating, and validating human-created data used to train probabilistic, learning-based AI systems, and recognized that data quality and structure were critical determinants of model performance. This insight led us to invest in the development of an integrated set of AI lifecycle data solutions, addressing a growing market need for specialized data engineering, evaluation, and refinement capabilities across the full lifecycle of AI systems.

Today, leading AI innovation labs and Big Tech companies (including five of the so-called “Magnificent Seven”) building frontier generative AI models and leading enterprises engage us to provide (i) training and post-training data development; (ii) alignment and preference optimization; (iii) capabilities, alignment, and safety evaluation; and (iv) AI enablement and operationalization, including support for agentic and tool-using systems.

We believe Innodata is differentiated by: (i) our ability to operate across the AI lifecycle in alignment with AI developers’ internal development and deployment pipelines; (ii) our scale of specialized human expertise; (iii) purpose-built platforms and processes that combine automation with rigorous human oversight; (iv) a research-driven approach to measurement, safety, and operational reliability, which is particularly relevant for frontier model developers and enterprises deploying AI in high-stakes environments; and (v) our dual role supporting leading technology companies building advanced AI systems and enterprises deploying those systems in production, which we believe creates a reinforcing feedback loop that strengthens our capabilities across both contexts and differentiates us from competitors focused on only one side of the market.

Market Opportunities

AI Training and Post-Training Data

Modern AI systems are trained using large volumes of data rather than explicit, rule-based programming. Foundation models - such as large language models (“LLMs”) and multimodal models - learn statistical representations of language, images, code, and other modalities from vast training corpora.

As model architectures have matured, leading developers have increasingly emphasized the importance of training data quality, data provenance, supervised fine-tuning, and post-training alignment techniques. We believe that as model scale increases, marginal improvements in data quality and post-training signals can have an outsized impact on performance, reliability, and usability - often exceeding the impact of further parameter scaling alone.

Organizations developing AI systems therefore require partners that can design, execute, and continuously refine data pipelines capable of supporting large-scale training and post-training cycles while maintaining quality, consistency, and auditability. We believe Innodata is well positioned to meet these requirements.

Model Evaluation (“Evals”), Alignment, and Safety

We believe that evaluation of model capabilities and safety (“evals”) are emerging as foundational layers of the AI technology stack, analogous to testing, security, and reliability engineering in traditional software systems. Unlike deterministic software, generative AI systems are probabilistic and context dependent. Their behavior may vary across prompts, tasks, and deployment environments, and may change over time as models are updated or integrated with tools and new data sources.

As a result, organizations increasingly require continuous evals to understand, measure, and manage model behavior throughout development and deployment. These evals typically include: (i) capabilities evals that assess reasoning, knowledge, and task competence; (ii) alignment and safety evals that measure harmful behavior, misuse risk, and adherence to constraints; and (iii) regression evals designed to detect drift or degradation across model versions. We believe this represents a durable and expanding market opportunity distinct from, but complementary to, data preparation and model training.

From Output Scoring to Behavioral and Agentic Evals

Early AI evaluation focused primarily on output correctness. In contrast, today’s frontier systems - particularly agentic and tool-using systems - require behavioral and agentic evals that assess how models plan, reason, and act over time. These evals may examine reasoning coherence, tool selection and invocation, multi-step task execution, adherence to system instructions, and robustness under adversarial or ambiguous inputs.

This shift toward agentic evaluation materially increases the importance of structured human judgment, domain expertise, and scalable evaluation operations. We believe that the ability to measure not only what a model outputs, but how it arrives at those outputs, is increasingly central to deployment readiness and long-term safety.

Human-in-the-Loop Evals and Evidence for Trust

As AI systems are deployed into regulated or high-stakes environments, customers increasingly require evidence that systems have been evaluated, documented, and monitored. This has driven demand for human-in-the-loop eval frameworks that combine expert judgment with automation to produce results that are interpretable, repeatable, and auditable.

Innodata’s evaluation programs emphasize rubricized scoring for consistency, subject-matter experts for high-risk domains, hybrid human-plus-automated evaluation pipelines, and longitudinal measurement to track regressions and improvements over time. We believe these capabilities position us to support emerging governance and regulatory expectations related to transparency, accountability, and risk management in AI systems.

Red Teaming, Adversarial Evals, and Safety Research

AI safety has expanded to include misuse, exploitability, and unintended system behaviors - particularly as models are connected to retrieval systems, code execution environments, autonomous agents, and enterprise tools. Innodata conducts structured red teaming and adversarial evaluations to surface failure modes that are not observable through standard benchmarks. These efforts include probing prompt-injection and jailbreak vulnerabilities, testing misuse scenarios involving retrieval-augmented generation, agent workflows, and tool use, identifying degradation under distribution shift, and supporting mitigation through targeted post-training datasets. In parallel, we have expanded our cybersecurity capabilities as applied to LLMs and AI agents, including threat modeling for agent-based systems, assessment of data exfiltration and privilege-escalation risks, evaluation of secure tool invocation and sandboxing controls, and testing of monitoring and guardrail mechanisms designed to reduce exposure to adversarial attacks and enterprise security breaches.

We believe red teaming and adversarial evals are increasingly viewed as prerequisites for deployment rather than optional safeguards.

High-Risk Domains and Societal Safety

As frontier AI capabilities advance, developers and governments have raised concerns about misuse in high-impact domains, including non-proliferation, chemical and biological risk, and large-scale misinformation. Innodata supports mitigation efforts through domain-specific safety evals, targeted mitigation datasets, collaboration with academic and government-adjacent experts, and evaluation frameworks designed to preserve performance on legitimate use cases while reducing the risk of harmful behaviors or misuse.

AI Model Deployment and Integration

We believe that over the next decade, AI will be embedded across nearly all industries. Innodata supports customers in operationalizing AI systems, including model customization, workflow integration, context engineering, and continuous quality assurance. Our platforms and services are designed to accommodate rapid innovation in model architectures and techniques, enabling customers to adopt new approaches without re-architecting their AI operations.

AI-Enabled Industry Platforms

Our AI-enabled industry platforms address specific market requirements where we believe we can deliver differentiated value through domain expertise, proprietary data models, and applied AI.

Our Synodex® platform transforms medical records into structured digital data for insurance and healthcare workflows. Our Agility PR SolutionsTM platform provides media intelligence and public relations workflow software enhanced with AI-driven monitoring, analytics, and content capabilities. We continue to invest in these platforms to incorporate advances in AI while emphasizing reliability, transparency, and user trust. Agility is now ranked by software review site G2 Crowd as meeting the requirements of customers better than its two largest competitors that have combined revenues of over $1 billion.

The Company’s operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

Market Growth

We believe the market opportunity for Innodata is driven by sustained growth in global AI spending and the increasing emphasis on trustworthy deployment. Industry analysts forecast significant increases in AI-related spending across infrastructure, applications, and services. For example, in August 2024 the International Data Corporation (IDC) published an article: Worldwide AI and Generative AI Spending Guide which forecasted worldwide spending on AI to reach $632 billion by 2028. Separately, according to Generative AI 2025 Outlook, published in November 2024 by Bloomberg Intelligence, generative artificial intelligence technologies are forecast to represent a total addressable revenue opportunity of approximately $1.6 trillion globally by 2032.

As AI investment scales, we believe the need for high-quality data and the ability to validate model behavior at scale expands in parallel. By way of illustration, according to Data Collection and Labeling Market (2025–2030) published by Grand View Research, Inc. in November 2024, the global data collection and labeling market was valued at approximately $3.8 billion in 2024 and is projected to reach about $17.1 billion by 2030, representing a compound annual growth rate of approximately 28.4% from 2025 through 2030. We believe these estimates understate the longer-term opportunity associated with next-generation evaluation, safety, and assurance services required for agentic systems and regulated AI deployments, which are increasingly viewed as necessary components of AI commercialization.

In 2025, we launched a dedicated Federal Practice to address accelerating demand from U.S. government agencies for secure, high-quality data engineering and AI enablement services. This practice is focused on mission-critical use cases across defense, intelligence, civilian, and regulatory environments, where requirements for data provenance, model evaluation, safety, security, and compliance are especially stringent. We intend to apply the same research-driven methodologies developed through our work with leading technology companies building advanced AI systems and with enterprises deploying AI in production to federal programs operating under heightened operational, security, and regulatory requirements. We believe sustained federal investment in artificial intelligence, digital modernization, and data-driven operations meaningfully expands our total addressable market, as agencies increasingly require specialized capabilities spanning data preparation, evaluation, and ongoing model performance oversight. As federal AI initiatives progress from experimentation to scaled, multi-year programs, we expect our Federal Practice to represent an increasing share of our addressable market and to support long-term revenue growth through larger, longer-duration engagements.

We believe AI-enabled workflow automation and human augmentation represent a significant and growing market opportunity, particularly for workflows whose effectiveness increases as artificial intelligence capabilities advance. Through our work with leading technology companies building frontier AI models, we gain early exposure to emerging model capabilities, deployment patterns, and technical constraints as they are introduced into production environments. We apply these insights to inform the design and evolution of our industry-specific AI platforms, integrating new AI techniques into core workflows in ways that reflect where the market is moving. Through this approach, we seek to deliver differentiated outcomes by combining domain expertise, proprietary data assets, and applied AI. Agility operates in the global media intelligence and public relations software market, which according to Media Intelligence and PR Software Market Size and Forecast report published in March 2024 by Verified Market Research, the global media intelligence and PR software market was valued at approximately $10.6 billion in 2023 and is projected to reach approximately $27.5 billion by 2030, representing a compound annual growth rate of approximately 14.6% from 2024 through 2030. In January 2026, Fortune Business Insights published a report: Artificial Intelligence in Healthcare Market that valued the global AI healthcare market at approximately $39.3 billion in 2025 and projected to reach approximately $1,033.27 billion by 2034, representing an expected compound annual growth rate of approximately 44% between 2026 and 2034.

Our Global Delivery Platform and Operating Scale

Innodata operates what we believe to be one of the largest and most geographically diverse global delivery platforms in the AI data and eval ecosystem. We employ and engage 12,200 professionals across more than 70 countries spanning North America, Europe, and Asia-Pacific. Our global footprint enables multilingual training and evaluation, culturally and jurisdictionally informed safety assessments, follow-the-sun delivery supporting rapid iteration cycles, and operational resilience for mission-critical programs.

Our delivery operations are organized around centers of excellence focused on training and post-training data, alignment and preference optimization, large-scale eval operations, red teaming and adversarial research, and domain-specific safety programs. We believe this structure aligns with the operational needs of frontier AI developers running continuous training, post-training, and evaluation cycles at scale.

We are continuously building and refining technology infrastructure to support our service capabilities and products. Our technology investments are designed to enable scalable, secure, and repeatable delivery across the AI lifecycle, including data engineering, post-training, evaluation, and ongoing quality assurance. We develop and operate a combination of proprietary platforms, internal tools, and integrated third-party technologies that support automation, workflow orchestration, quality control, and human-in-the-loop operations. This infrastructure is designed to evolve as AI architectures, training techniques, and evaluation methodologies change, allowing us to incorporate new approaches without disrupting customer programs. We believe that continued investment in adaptable technology infrastructure is critical to maintaining service quality at scale and to supporting increasingly complex and mission-critical AI use cases.

Our infrastructure supports a range of strategies to suit our customers’ requirements for data security, compliance, scalability and reliability. Our user endpoints are secured with cloud-managed Endpoint detection and response (EDR) security solutions consisting of firewall, IDS/IPS, vulnerability scanning and patch management engines. We host data and applications in our own data centers at our operations centers, in our customers’ data centers, and on third-party cloud services including Amazon Web Services (“AWS”), Microsoft Azure (“Azure”), Oracle Cloud Infrastructure (“OCI”), and Google Cloud Platform (“GCP”) that provide the benefit of “infinite scalability” of information technology resources. Our data operations are linked by multiple redundant network connections. Our Wide Area Network – along with our Local Area Networks, Storage Area Networks, Network Attached Storage and data centers – are configured with industry standard redundancy, often with more than one backup to establish 24x7 availability. In 2025, our Wide Area Network had 99.97% uptime excluding scheduled maintenance. We encrypt all sensitive information, both at rest and in transit, to the Advanced Encryption Standard (AES) 256 or similar standard, and we employ a range of security features, including industry-leading managed firewalls, intrusion detection and prevention services. (See “Information Security”, below.)

Growth Strategy

We believe we are living in a period of significant technological transition, as artificial intelligence increasingly becomes embedded in software, enterprise workflows, and mission-critical systems. Unlike traditional software, AI systems learn behavior from data, making data quality, training, evaluation, and ongoing oversight central to system performance and reliability. We believe a data-centric and evaluation-centric approach to AI development and deployment will increasingly differentiate successful AI programs from unsuccessful ones.

Our growth strategy is designed to leverage our more than 35 years of experience creating high-quality data and operating complex information workflows at scale. We intend to align our business with large, dynamic, and rapidly growing markets related to the development, evaluation, and commercialization of advanced AI systems, as well as the deployment of AI across enterprise and public-sector environments. Our solutions and platforms leverage our technology infrastructure, global delivery capabilities, and culture of discipline around data quality and process rigor, together with our ongoing investment in applied AI and machine learning research and development.

Key elements of our growth strategy include the following:

Expanding Relationships with Existing Customers

We seek to expand the scope and scale of our relationships with existing customers as their AI initiatives mature. Initial engagements often focus on specific datasets, use cases, or evaluation programs. As customers experience the benefits of our delivery quality, operational reliability, and domain expertise, engagements frequently expand to additional use cases, data modalities, post-training activities, or evaluation and deployment support. We believe our ability to support multiple stages of the AI lifecycle positions us well to grow organically within customer accounts over time.

Driving New Customer Acquisition in Existing and Emerging Markets

We believe we remain in the early stages of penetrating our addressable markets and intend to pursue new long-term customer relationships, particularly with organizations making significant investments in AI innovation. In addition to expanding within our existing markets, we are pursuing opportunities in emerging areas, including sovereign AI initiatives and public-sector programs.

We have established and are expanding a Federal Practice focused on supporting U.S. government agencies and contractors, where AI programs often require heightened standards for data governance, security, documentation, and evaluation. We believe our experience operating in regulated environments and our global delivery infrastructure position us to compete effectively in these markets.

To support new customer acquisition, we continue to invest in sales and account management talent. We believe our current sales organization is operating effectively and supports our near-term growth objectives.

Developing New Capabilities and Product Innovation

We intend to continue developing new capabilities in response to evolving customer needs and advances in AI technologies. As AI systems become more autonomous and agentic, customers increasingly require solutions that support trust, safety, and control across development and deployment. We are investing in capabilities related to agentic trust and safety, including evaluation frameworks designed to assess agent behavior, tool use, and adherence to constraints across multi-step workflows.

We also pursue charter customer relationships to co-develop new solutions and platforms, enabling us to align innovation efforts closely with real-world requirements while scaling capabilities across our broader customer base.

Continuing Innovation and Long-Term Perspective

We believe our ability to innovate will remain an important contributor to growth and market traction. We maintain defined roadmaps for our services and platforms and work closely with customers to identify opportunities for enhancement and expansion. Our innovation strategy emphasizes translating emerging research and customer requirements into scalable, repeatable operational systems.

We have also sought to establish external advisory relationships to support our innovation initiatives and to inform our thinking on responsible and ethical uses of artificial intelligence. In mid-2022, we initiated the formation of an advisory board intended to provide strategic guidance on innovation, AI governance, and the future evolution of AI technologies. We actively recruit qualified individuals and may add advisory board members from time to time as appropriate.

We expect to fund investments associated with our growth strategy primarily through internal resources, while maintaining flexibility to access capital through debt or equity financing as appropriate. We believe AI adoption will continue to unfold over many years and that sustained growth will favor companies focused on foundational capabilities - high-quality data, rigorous evaluation, and trustworthy deployment - rather than any single application or model architecture.

Our Customers

Our customers include leading global organizations across multiple industry verticals, including banking, insurance, financial services, technology, digital retailing, and information and media. A substantial portion of our revenue is derived from customers that are among the largest technology companies and AI innovators globally, many of which are making significant, long-term investments - often measured in the hundreds of millions of dollars - in artificial intelligence research, development, and deployment. Our customer base includes five of the companies commonly referred to as the “Magnificent Seven,” as well as several leading artificial intelligence research labs and model developers in the United States and internationally.

For the fiscal year ended December 31, 2025, one customer in our Digital Data Solutions (“DDS”) segment accounted for approximately 58% of the Company’s total revenues. For the fiscal year ended December 31, 2024, one customer in the DDS segment accounted for approximately 48% of the Company’s total revenues. No other customer accounted for 10% or more of total revenues in either of these periods. Revenues from customers located outside the United States represented approximately 16% and 21% of the Company’s total revenues for the years ended December 31, 2025 and 2024, respectively.

We maintain long-standing relationships with many of our customers, several of which have engaged us across multiple projects, use cases, or business units over time. Our ability to deliver services at scale with consistency, quality, and operational reliability has supported recurring engagements and the expansion of relationships following initial customer engagements.

Our services for our customers are typically provided under master service agreements which establish general terms and conditions, with individual project-based statements of work, service orders, or purchase orders governing the scope, pricing, and duration of specific engagements. These contractual arrangements are negotiated periodically and generally do not obligate customers to purchase services in future periods. Our customer agreements are generally terminable by our customer upon 30 to 90 days’ notice. A substantial portion of the services we provide is performed on a project or program basis and is subject to customer requirements, including scope, timing, and continuation of funding, and may be terminable with shorter notice periods.

Sales and Marketing

We market and sell our solutions and platforms primarily through a direct sales model supported by professional staff, senior management, and dedicated sales personnel operating from locations in the United States, Canada, the United Kingdom, and Europe. In addition, we are selectively developing and expanding strategic partnerships and channel relationships to support customer acquisition and the expansion of existing customer relationships.

Our sales efforts are supported by cross-functional teams that include solutions architects, technical specialists, and consultants who assist in developing new customer engagements and expanding existing ones. These resources work within structured teams - both permanent and engagement-specific - to support customer needs throughout the sales and delivery lifecycle.

Our sales and marketing organizations operate in close coordination. Marketing initiatives are designed to generate awareness, articulate our value proposition, and produce qualified leads, while our sales professionals identify and qualify prospects, establish relationships with decision makers, and facilitate interactions between customer stakeholders and our delivery teams. For each prospective engagement, we assemble a multidisciplinary team of senior employees who follow a formalized process to understand customer objectives, assess technical and operational requirements, and collaboratively design solutions.

Our marketing organization is responsible for increasing the visibility of our brand and service offerings, supporting thought leadership initiatives, and providing sales enablement tools. As part of this strategy, we engage with media organizations, trade associations, industry publications, conference producers, and consulting organizations to build awareness and credibility, particularly within enterprise and technology-driven markets.

Our marketing outreach activities include content marketing, event marketing (including participation in and sponsorship of industry conferences, summits, and seminars), direct and database marketing, public and media relations (including speaking engagements), and digital marketing initiatives such as integrated campaigns, search engine optimization, and website development. During 2025, we sponsored and hosted an AI Summit in San Francisco, California which convened technology leaders, enterprise customers, and industry experts to discuss advances in generative and agentic AI, trust and safety, and enterprise deployment considerations. We believe events of this nature support our positioning as a partner to organizations building and deploying advanced AI systems.

Sales activities include lead generation and nurturing, engagement with prospective customers to understand requirements, demonstration of our capabilities, solution design, response to requests for proposals, and ongoing management of customer relationships. Our solutions analysis, engineering services, and customer services teams closely support these activities by assisting with technical assessments, demonstrations, prototypes, pricing estimates, and implementation planning. In addition, account managers provide ongoing project-level support to customers following contract execution, helping to maintain continuity between sales and delivery.

Competition

We operate in a highly competitive and rapidly evolving market. Major competitors across industry verticals include providers of AI data engineering, training, and evaluation services such as Appen, CloudFactory, Surge AI, Invisible Technologies, Turing, Mercor, Define.a, TELUS Digital, and Scale AI, several of which are large firms with established customer bases and global delivery capabilities. We also compete with broader technology and business process services providers, including Accenture, Cognizant Technology Solutions, EXLService Holdings, Inc., Genpact Limited, Infosys Limited, PwC, QuantumBlack, and Tata Consultancy Services, which may offer overlapping services as part of broader consulting or outsourcing engagements.

We compete primarily on the basis of service quality, technical depth, scalability, information security, and the ability to support complex, mission-critical AI programs over time. Our competitive position is supported by our proprietary platforms and workflows, global delivery infrastructure, deep pool of domain experts, and ability to operate across multiple stages of the AI lifecycle, including data engineering, post-training, evaluation, and deployment support. These capabilities are particularly relevant for customers undertaking large-scale or high-stakes AI initiatives, including those subject to regulatory, security, or reliability requirements.

In addition, we believe our increasing emphasis on model evaluation, trust and safety, and agentic AI workflows differentiates us from providers that focus primarily on data labeling or staffing-based services. Customers may also choose to perform certain functions internally or pursue alternative technical approaches, which represents an ongoing source of competition.

Intellectual Property

We depend in part on our proprietary technologies (including platforms, applications, data models, evaluation frameworks, and workflows) and methodologies, as well as operational know-how developed in the course of supporting the development, evaluation, and deployment of artificial intelligence systems. Our intellectual property includes a patent, trademarks, copyrights, trade secrets, and unpatented proprietary processes and methods, including techniques for data preparation, model evaluation, quality assurance, and safety-related assessments. We hold a patent and believe the remaining term of approximately two years of this patent is adequate relative to the expected commercial life of the covered application. Consistent with industry practice, we rely primarily on trade secret protections, licensing arrangements, confidentiality and nondisclosure agreements, and applicable copyright and trademark laws - rather than patents alone - to protect our proprietary methodologies and operational innovations.

In the course of providing services, we may develop tools, workflows, annotations, evaluations, or other work product that incorporate our pre-existing intellectual property or general methods and expertise. Unless otherwise agreed by contract, our customers generally retain ownership of their underlying data, models, and customer-specific deliverables, while Innodata retains ownership of its pre-existing intellectual property, methodologies, platforms, and any improvements, enhancements, or derivative works thereof that are of general applicability and not specific to a particular customer. Our agreements typically grant customers appropriate rights to use service outputs for their intended purposes, while preserving our ability to reuse our proprietary methods, workflows, and know-how across engagements.

We require employees, contractors, and certain third parties to enter into confidentiality and intellectual property assignment agreements, and we maintain policies and controls designed to limit access to and distribution of proprietary information, including information belonging to our customers. Despite these measures, we cannot assure that such protections will prevent unauthorized disclosure, use, or misappropriation of our intellectual property, or that we will be able to detect or enforce violations of our intellectual property rights in a timely or cost-effective manner. Our reliance on trade secrets and contractual protections may provide less protection than patent rights in certain circumstances, and any unauthorized use of our intellectual property could adversely affect our competitive position and business results.

Information Security

We maintain an enterprise information security program designed to protect the confidentiality, integrity, and availability of our information assets and those of our customers, including sensitive training, evaluation, and model-related data used in the development and deployment of artificial intelligence systems. Our operations facilities in Asia and our New Jersey, United States facility are certified to the ISO/IEC 27001:2022 information security management standard. Our security program employs a multi-layered, defense-in-depth approach and includes administrative, technical, and physical safeguards intended to address evolving cybersecurity risks associated with large-scale data processing and AI workflows.

Our security controls include, among others, multi-factor authentication to enhance access security; role-based access controls and segregation of environments to limit exposure of sensitive datasets; centralized patch and vulnerability management processes designed to support timely remediation of software and system updates; full-disk encryption for mobile devices and sensitive endpoints; endpoint protection incorporating anti-malware, firewall, and intrusion detection and prevention capabilities; and network-level security controls, including Web Application firewalls (WAF) and next-generation network firewalls with intrusion detection and prevention systems, to monitor and protect network traffic. These controls are designed to support secure handling of high-volume, high-sensitivity datasets and to reduce the risk of unauthorized access or misuse.

For engagements involving personally identifiable information or protected health information subject to HIPAA and similar regulatory requirements, as well as other customer data subject to heightened contractual or regulatory constraints, we utilize U.S.-based, co-located data centers or HIPAA-compliant cloud infrastructure. Such environments are designed to employ industry-standard encryption, including AES-256 or equivalent, to protect data at rest and in transit, along with monitoring and logging controls consistent with applicable legal and contractual obligations. Our information security program and related controls are subject to periodic internal assessments and annual independent audits. However, no security program can eliminate all risks, and we cannot provide assurance that our controls will prevent all cybersecurity incidents or unauthorized access.

Government Regulation

Our business is subject to a broad and evolving set of U.S. federal, state, and foreign laws and regulations governing data protection, privacy, cybersecurity, and the use of data in technology-enabled services, including the development, evaluation, and deployment of artificial intelligence systems. These regulatory requirements address, among other things, the collection, processing, storage, security, transfer, and use of data, and may differ materially across jurisdictions in which we operate or support customer programs.

We are subject to, and seek to comply with, applicable data protection and privacy laws, including the United States Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HIPAA and HITECH), the European Union General Data Protection Regulation (EU GDPR), the United Kingdom General Data Protection Regulation as tailored by the Data Protection Act 2018, and other national, state, and local laws governing privacy, data security, and cross-border data transfers, as applicable. Certain customer engagements, including those involving government agencies, regulated enterprises, or sensitive training, evaluation, or model-related data, may also be subject to additional contractual, sector-specific, or jurisdiction-specific regulatory requirements.

Regulatory frameworks applicable to artificial intelligence, automated decision-making, and the use of large-scale datasets are rapidly evolving in the United States and internationally. Emerging and proposed regulations and guidance addressing AI governance, model transparency, accountability, safety, data provenance, and human oversight - particularly in connection with high-impact or regulated use cases - may impose additional compliance obligations, increase costs, limit certain business practices, or affect the scope or timing of customer programs. Compliance with these requirements requires ongoing investment in policies, technical controls, and operational processes, and there can be no assurance that future regulatory developments will not materially affect our business, operating results, or ability to serve customers across jurisdictions.

Research and Development

Our research and development activities are designed to support the evolution and competitiveness of our service offerings and platforms over both the near and long term. We focus our research and development investments on capabilities that improve the scalability, reliability, and repeatability of AI-enabled solutions, while enabling us to respond to rapidly evolving customer requirements and advances in artificial intelligence technologies. Customer engagement and feedback play an important role in shaping our applied research and development priorities, helping ensure alignment with real-world use cases and emerging market needs. The successful translation of these efforts into commercially viable solutions depends on technological feasibility, market adoption, and execution capabilities.

We believe our culture of innovation supports our ability to attract and retain highly skilled AI practitioners, engineers, and technologists. Our research and development activities are conducted through a combination of Innodata Labs, our Technology Practices, and our platform engineering organizations. These activities are carried out across multiple geographic locations, including centers in North America and the Asia-Pacific region.

Innodata Labs

Innodata Labs is the Company’s long-term innovation and research function, focused on applied research and the exploration, prototyping, and validation of emerging concepts in artificial intelligence. Innodata Labs is intentionally designed to operate ahead of near-term customer demand and market readiness, with a typical research horizon of two to three years. Its work emphasizes experimentation across next-generation AI capabilities, including agentic systems, training and post-training paradigms, data/compute tradeoffs, and evaluation methodologies, as well as the implications of these developments for safety, governance, and regulatory oversight. These activities are exploratory in nature and are primarily expensed as incurred.

Innodata Labs engages with academic researchers, frontier model developers, and emerging technologies to assess future customer needs, industry practices, and regulatory expectations. While Innodata Labs is not operated with immediate revenue objectives, it is intended to inform and seed future service offerings, platforms, methodologies, and intellectual property. We believe this long-horizon research capability supports our ability to adapt as AI architectures, development practices, and deployment environments continue to evolve.

Technology Practices

Innodata’s Technology Practices are responsible for translating research insights, engineering techniques, and operational learnings into scalable, commercially deployable solutions aligned with current and near-term customer needs. These practices integrate applied research with delivery execution, enabling repeatable implementation across customers, industries, and use cases.

Our Technology Practices focus on areas including agentic system evaluation and trust and safety; model fine-tuning, alignment, and human-in-the-loop evaluation; custom data collection across multiple modalities; robotics and computer vision data and model support; reusable and licensed datasets; and enterprise AI implementations such as retrieval-augmented generation, agentic workflows, and production-scale AI platforms. We believe this structure allows us to accelerate time-to-value for customers while maintaining consistency, quality, and governance across large-scale AI programs.

These practices represent internal capability groupings rather than separate operating segments or standalone businesses.

Platform Engineering

Our platform engineering teams conduct ongoing research and development activities aimed at enhancing the functionality, performance, and scalability of existing and proposed AI engineering and industry platforms. These efforts include developing new platforms and enhancing capabilities of existing platforms to support current and emerging customer use cases.

Given the pace of innovation in AI models, tools, and infrastructure, our platform development emphasizes modularity, interoperability, and model-agnostic design. We regularly release updates and new versions of our platforms to incorporate new capabilities, support evolving workflows, and maintain competitive positioning. These activities are primarily performed by internal engineering teams, with third-party providers used selectively under the Company’s oversight, and certain development activities may be eligible for capitalization in accordance with applicable accounting standards. We believe the timely development and deployment of platform functionality is important to supporting efficient services delivery as well as seizing new market opportunities and promoting product/service differentiation.

Environmental, Social, and Governance

We have built a robust corporate ESG program focused on social responsibility; improving how we perform as a steward of the environment; and sustainability.

Social Responsibility

We are inspired by the vision of fostering a future of broadly distributed sustainable prosperity that can result from ethical AI and broad access to the benefits of AI. We launched our i-Hope Program in 2016 to help children in marginalized or economically disadvantaged communities face the challenges of an increasingly AI-driven world. Our goal of delivering the gift of computer literacy to 25,000 children by 2025 was achieved ahead of schedule in the third quarter of 2023. As a part of this initiative, one of our operating subsidiaries handed over a smart classroom, an ideation room, and an open library (with over 100,000 books) to a publicly-funded higher education institution in the Philippines.

Since 2016 we have contributed over 4,100 person-days to this and other Corporate Social Responsibility (CSR) programs. We have built and made operational 20 fully functional computer labs and 66 smart classrooms across India, Sri Lanka, and the Philippines. As a result, approximately 52,300 children have become more technology-proficient and better equipped to seize opportunities in the AI era.

Our contributions have been well-recognized. Examples of award recognition received in 2025 through our operating subsidiaries include: Diversity Company of the Year; the Best Environmental Responsibility Initiative; Innovation in CSR Practices; Women Empowerment Initiative from National CSR Leadership Congress & Awards; and Sustainable Diversity, Equality, and Inclusion award from the World Sustainability Congress.

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

Across all our global operations, we recycle e-waste and paper. In our Mandaue, Philippines facility, we installed a 300 KVA solar panel equivalent to a CO2 reduction of approximately 299 metric tons annually. In India, the Philippines, and Sri Lanka, we actively support grass-roots environmental conservation initiatives in the communities in which we operate. In 2025, we planted over 5,200 saplings and seedlings in nature reserves, bringing our cumulative total to over 17,000 since 2018. This initiative includes follow-up practices to ensure the saplings receive proper care during the critical early growth phases, improving the saplings’ long-term survival rates.

Sustainability

Our sustainability program is based on the following core elements: health and safety, business continuity management, information security, labor standards, anti-bribery and corruption, management engagement and social impact. Our sustainability program is backed by ISO 27001:2022 (information security) certification, policies, and employee training for these core areas.

Employees

As of December 31, 2025, we employed 10,107 employees, 10,020 of which were full-time. Many of our employees hold advanced degrees in specialized fields such as law, business, technology, medicine, and social sciences. No employees are currently represented by a labor union, and we believe that our relations with our employees are satisfactory.

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

We have historically relied on a limited number of customers that have accounted for a significant portion of our revenues. One customer in the DDS segment generated approximately 58% and 48% of the Company’s total revenues in the fiscal year ended December 31, 2025 and 2024. No other customer accounted for 10% or more of total revenue during these periods. Further, in the years ended December 31, 2025 and 2024, revenues from non-U.S. customers accounted for 16%, and 21%, respectively, of the Company’s revenues. We may lose one or more of these customers, or our other major customers, as a result of our failure to meet or satisfy our customer’s requirements, the completion or termination of a project or engagement, or the customer’s selection of another service provider.

In addition, the volume of work performed for our major customers may vary from year to year, and services they require from us may change from year to year. They may also request that we modify certain key terms of our agreements with them as a condition of continuing to do business with us. If the volume of work performed for our major customers vary, if the services they require from us change, or if they require price concessions, our revenues and results of operations could be adversely affected. Our services are typically provided under master service agreements which establish general terms and conditions, with individual project-based statements of work, service orders, or purchase orders governing the scope, pricing, and duration of specific engagements. These contractual arrangements are negotiated periodically and generally do not obligate customers to purchase services in future periods. Our customer agreements are generally terminable by our customer upon 30 to 90 days’ notice. A substantial portion of the services we provide is performed on a project or program basis and is subject to customer requirements, including scope, timing, and continuation of funding, and may be terminable with shorter notice periods.

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

We have made and continue to make significant investments towards building out new capabilities to pursue growth. These investments increase our costs, and if these new capabilities do not yield the revenues or profit margins we expect, and we are unable to grow our business and revenue, our profitability may be reduced, or we may incur losses. If we are not able to compete effectively in the markets we serve or if we are not able to successfully develop new services, platforms and solutions, our revenues and results of operations could be adversely affected.

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

Our Agility segment relies on third parties to provide certain content and data for our solutions. The cessation by third parties to provide their content and the increase in prices charged by third parties for their content has adversely affected, and could in the future adversely affect, our revenue and results of operations.

Our Agility segment relies on third parties to provide or make available certain data for our information databases and our news and social media monitoring service. These third parties, in the past, have restricted access to certain content, have ceased providing content, and have increased the prices they charge for their content. They also may not renew agreements to provide content to us. Additionally, the quality of the content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. In the event we are unable to use or have access to such third-party content or are unable to enter into agreements with new third parties, current customers may discontinue their relationship with us, and it may be difficult to acquire new customers.

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

Our intellectual property rights include certain trademarks, trade secrets, copyrights, domain name registrations, a patent and unpatented proprietary processes and methods. Although we take precautions to protect our intellectual property rights, these efforts may not be sufficient or effective. If we are unable to protect our intellectual property, we may experience difficulties in achieving and maintaining brand recognition.

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

We are required to maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 and concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our operating performance is materially dependent on the continuation of projects that we characterize as recurring in nature. However, we are exposed to the risks that these projects may not be renewed by our customers or they could be terminated by our customers and we may not be able to replace these terminated projects with new recurring projects with similar profitability or customers may ask for a price reduction, which could adversely affect our revenue and results of operations.

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

A large portion of our accounts receivable are payable by one customer; the inability of this customer to pay its obligations could adversely affect our results of operations.

One customer accounts for a large percentage of our accounts receivable. If this customer was unable, or refused, for any reason, to pay our accounts receivable, our financial condition and results of operations could be materially adversely affected. As of December 31, 2025, 63% or $29.2 million of our accounts receivable were due from one customer.

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

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly revenues and results of operations. Over the past eight quarters, our net income (loss) ranged from net income of approximately $17.4 million in the third quarter of 2024, which included a favorable one-time valuation allowance adjustment of $6.0 million reflecting the release of a reserve related to accumulated net loss carry forward (NOLCO), to approximately breakeven in the second quarter of 2024.

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

Uncertainty and volatility in the global economy, and in particular in the United States, Canada, Europe and the United Kingdom, could negatively impact our revenue and operating results.

The United States, Europe, the United Kingdom and other economies may suffer from uncertainty, volatility, disruption, and other adverse conditions, such as geopolitical tensions, political uncertainty or inflation, and these conditions have adversely impacted and may continue to adversely impact the business community and the financial markets. Adverse economic and financial market conditions may negatively affect our customers and our markets, thereby negatively impacting our revenue and operating results. For example, weak market conditions have extended, and could continue to extend, the length of our sales cycle and cause potential customers to delay, defer, reprioritize, or decline to make purchases of our services, platforms, and solutions due to uncertainties surrounding the future performance of their businesses, limitations on their expenditures due to internal budget constraints, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions weaken or deteriorate, then our revenue and operating results, including our ability to grow and expand our business and operations, could be materially and adversely affected.

Pricing pressures could negatively impact our revenues and operating results.

Due to the intense competition involved in the information technology and artificial intelligence (AI) industries, we generally face pricing pressures from our customers due to competition from other companies in our markets. Our ability to maintain or increase pricing is restricted as customers generally expect to receive volume discounts or special pricing incentives as we do more business with them; moreover, our large customers may exercise pressure for discounts outside of agreed terms.

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

In the event that the governments of the United States, the Philippines, India, Sri Lanka, the United Kingdom, Canada, Germany, or other jurisdictions in which we operate change their tax laws, policies, regulations, or interpretations thereof, our tax expense may increase and adversely affect our effective tax rate.

We are subject to income and other taxes in the United States and several foreign jurisdictions and are periodically subject to examinations or audits by tax authorities. In determining our income tax provision, we are required to make significant judgments and estimates regarding the application and interpretation of tax laws and the expected outcomes of tax matters. Although we believe our tax estimates are reasonable, the final resolution of tax examinations, audits, or disputes may differ materially from our expectations and could result in increased tax expense or adverse impacts on our results of operations or cash flows.

Changes in statutory tax rates, tax incentives, withholding taxes, or the interpretation or enforcement of tax laws in the jurisdictions in which we operate could adversely affect our future results of operations.

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

A significant portion of our operations are conducted outside the U.S. Despite our access to the overseas earnings, we intend to indefinitely reinvest the foreign earnings in our foreign subsidiaries on account of the foreign jurisdiction withholding tax that the Company has to incur on the actual remittances. Unremitted earnings of foreign subsidiaries amounted to approximately $58.8 million at December 31, 2025. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would have to accrue as a liability the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

We have not paid any cash dividends in the past, and have no plans to pay cash dividends in the foreseeable future.

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

The legal and regulatory landscape applicable to artificial intelligence (AI) is rapidly evolving in the United States and internationally. Changes to existing laws and regulations or new laws and regulations could adversely affect our business, financial condition and results of operations.

We use machine learning and artificial intelligence (AI) technologies in our services, platforms and solutions, and we are making investments in expanding our artificial intelligence capabilities, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies, including, for example, generative AI. Emerging and proposed regulations and guidance addressing AI governance, model transparency, accountability, safety, data provenance, and human oversight - particularly in connection with high-impact or regulated use cases - may impose additional compliance obligations, increase costs, limit certain business practices, or affect the scope or timing of customer programs. Compliance with these requirements requires ongoing investment in policies, technical controls, and operational processes, and there can be no assurance that future regulatory developments will not materially adversely affect our ability to serve customers across jurisdictions, or our business, financial condition, or results of operations.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of outsourcing of services abroad by U.S. companies has been, and continues to be, a topic of political and legislative scrutiny in the U.S. In recent years, certain anti-outsourcing legislation proposals have been introduced, including the Halting International Relocation of Employment Act of 2025 (“HIRE Act”) and the No Tax Breaks for Outsourcing Act of 2025, which if enacted, could discourage or penalize the use of offshore service providers or eliminate tax benefits associated with outsourcing activities. Although no such legislation has been enacted to date, additional legislation or regulatory actions could be adopted in the future. The enactment of such laws or regulations could adversely affect our business, financial condition and results of operations and could impair our ability to service our customers.

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

We are ISO/IEC 27001:2022 certified and the ISO Information Security Risk Management Standard is used as a reference guide for our risk management approach. We have a designated Chief Information Security Officer (CISO) who has primary responsibility for managing our cybersecurity risks. Our CISO has more than 28 years of experience in Information Security and holds a master’s degree in Information Technology. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO is assisted by a team of Information Security Officers (ISOs) and a third-party consultant who has expertise in cybersecurity, information security risk management, and information systems audit and holds various certifications including CISA, CISM, HITRUST Certified Common Security Framework Practitioner, QSA, and CSP.

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

As of the fiscal year ending December 31, 2025, there have been no identified cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

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

Item 2. Properties.

We maintain leased property in Ridgefield Park, New Jersey, which is our headquarters, and in the Philippines, India, Sri Lanka, Israel and Germany. The square footage of all our leased properties totals approximately 205,000. Our leased properties in the United States, Philippines, Germany and Israel are primarily used by our DDS segment; our leased property in India and Sri Lanka is primarily used by our DDS and Synodex segments and our leased property in Canada is primarily used by our Agility Segment. Our leased property in the United States is our corporate headquarters and is used by all segments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Record

Innodata Inc. (the “Company”) Common Stock is quoted on The Nasdaq Stock Market LLC under the symbol “INOD”. On February 8, 2026, there were 47 stockholders of record of the Company’s Common Stock based on information provided by the Company’s transfer agent. The number of stockholders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have not paid any cash dividends since our inception. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. We do not anticipate paying any dividends in the foreseeable future.

Purchase or Unregistered Sales of Equity Securities

We did not purchase any shares of our common stock during the year ended December 31, 2025.

We did not have any sales of unregistered equity securities during the year ended December 31, 2025.

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

The following table sets forth certain financial data for the years ended December 31, 2025 and 2024:

	(Dollars in millions)
	Years Ended December 31,
	2025	% of revenue	2024	% of revenue
Revenues	$251.7	100.0%	$170.5	100.0%
Direct operating costs	152.2	60.5%	103.4	60.7%
Gross Profit	$99.5	39.5%	$67.1	39.4%
Selling and administrative expenses	59.6	23.7%	42.7	25.0%
Income from operations	39.9	15.8%	24.4	14.3%
Interest income, net	(1.6)		(0.1)
Income before provision for income taxes	41.4		24.5
Provision for income taxes	9.2		(4.2)
Net Income	$32.2		$28.7

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

We believe that the presentation of this non-GAAP financial information provides investors a more complete understanding of our financial performance, competitive position, and prospects for the future, particularly by providing the same information that management and our Board of Directors use to evaluate our performance and manage the business. However, the non-GAAP financial measures presented in this Annual Report on Form 10-K have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures that we present may differ from similar non-GAAP financial measures used by other companies.

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenues less direct operating costs attributable to Innodata Inc. and its subsidiaries in accordance with GAAP, plus depreciation and amortization of intangible assets, stock-based compensation, non-recurring severance and other one-time costs.

We define Adjusted Gross Margin by dividing Adjusted Gross Profit over total GAAP revenues.

We use Adjusted Gross Profit and Adjusted Gross Margin to evaluate results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
Consolidated	2025	2024

Gross Profit attributable to Innodata Inc. and Subsidiaries	$99,479	$67,074
Depreciation and amortization	6,812	5,705
Stock-based compensation	1,741	281
Adjusted Gross Profit	$108,032	$73,060

Gross Margin	40%	39%
Adjusted Gross Margin	43%	43%

	Year Ended December 31,
DDS Segment	2025	2024

Gross Profit attributable to DDS Segment	$85,404	$52,912
Depreciation and amortization	3,210	2,133
Stock-based compensation	1,699	252
Adjusted Gross Profit	$90,313	$55,297

Gross Margin	39%	37%
Adjusted Gross Margin	41%	39%

	Year Ended December 31,
Synodex Segment	2025	2024

Gross Profit attributable to Synodex Segment	$1,325	$2,101
Depreciation and amortization	455	503
Stock-based compensation	1	2
Adjusted Gross Profit	$1,781	$2,606

Gross Margin	18%	27%
Adjusted Gross Margin	24%	33%

	Year Ended December 31,
Agility Segment	2025	2024

Gross Profit attributable to Agility Segment	$12,750	$12,061
Depreciation and amortization	3,147	3,069
Stock-based compensation	41	27
Adjusted Gross Profit	$15,938	$15,157

Gross Margin	54%	56%
Adjusted Gross Margin	68%	71%

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

The following table contains a reconciliation of GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
Consolidated	2025	2024

Net income attributable to Innodata Inc. and Subsidiaries	$32,181	$28,660
Provision for income taxes	9,244	(4,190)
Interest(income) expense, net	(1,552)	287
Depreciation and amortization	6,889	5,796
Stock-based compensation	11,144	3,998
Non-controlling interests	-	15
Adjusted EBITDA - Consolidated	$57,906	$34,566

	Year Ended December 31,
DDS Segment	2025	2024

Net income attributable to DDS Segment	$31,822	$25,446
Provision for income taxes	9,133	(4,081)
Interest (income) expense, net	(1,553)	283
Depreciation and amortization	3,287	2,224
Stock-based compensation	10,370	3,896
Non-controlling interests	-	15
Adjusted EBITDA - DDS Segment	$53,059	$27,783

	Year Ended December 31,
Synodex Segment	2025	2024

Net income attributable to Synodex Segment	$626	$1,908
Depreciation and amortization	455	503
Stock-based compensation	254	(99)
Adjusted EBITDA - Synodex Segment	$1,335	$2,312

	Year Ended December 31,
Agility Segment	2025	2024

Net income (loss) attributable to Agility Segment	$(267)	$1,306
Provision for income taxes	111	(109)
Interest expense	1	4
Depreciation and amortization	3,147	3,069
Stock-based compensation	520	201
Adjusted EBITDA - Agility Segment	$3,512	$4,471

Results of Operations

Amounts in the MD&A below are after elimination of any inter-segment profit and have been rounded. All percentages have been calculated using rounded amounts.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

Total revenues were $251.7 million and $170.5 million for the years ended December 31, 2025 and 2024, respectively, an increase of $81.2 million or approximately 48%.

Revenues from the DDS segment were $220.9 million and $141.1 million for the years ended December 31, 2025 and 2024, respectively, an increase of $79.8 million or approximately 57%. Revenues increased primarily due to higher volume of our data engineering and AI systems services.

Revenues from the Synodex segment were $7.3 million and $7.9 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $0.6 million or approximately 8%. The decrease was primarily attributable to termination of a customer contract.

Revenues from the Agility segment were $23.5 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively, an increase of $2.0 million or approximately 9%. The increase was primarily attributable to higher volumes from subscriptions to our Agility AI-enabled industry platform.

One customer in the DDS segment generated approximately 58% and 48% of the Company’s total revenues in the years ended December 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2025 and 2024, revenues from non-U.S. customers accounted for 16% and 21%, respectively, of the Company’s revenues.

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

Direct operating costs were $152.2 million and $103.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of $48.8 million or approximately 47%. The cost increase was primarily attributable to an expanded workforce required to support higher volumes of data engineering and AI systems services.

The increase in direct operating costs includes $42.5 million from direct and indirect labor-related costs, primarily driven by new hires, incentive compensation, and salary increases. Additional increases included cloud service subscriptions of $3.3 million, driven by increased cloud usage and data processing requirements in support of higher revenues from expanded delivery and support activities, depreciation and amortization of capitalized developed software of $1.1 million, content-related costs of $1.0 million, shipping costs of $0.6 million, travel and related costs of $0.3 million, occupancy-related costs of $0.3 million, the unfavorable impact of foreign exchange rate fluctuations of $0.3 million, and other direct operating costs of $0.3 million, offset in part by a reduction in recruitment fees of $0.9 million. Direct operating costs as a percentage of total revenues were 60% and 61% for the years ended December 31, 2025 and 2024, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments, offset in part by increased direct operating costs across all segments.

Direct operating costs for the DDS segment were $135.4 million and $88.2 million for the years ended December 31, 2025 and 2024, respectively, an increase of $47.2 million or approximately 54%. The cost increase was primarily attributable to an expanded workforce required to support higher volumes of data engineering and AI systems services.

The increase in direct operating costs includes $42.6 million from direct and indirect labor-related costs, primarily driven by new hires, incentive compensation, and salary increases. Additional increases included cloud service subscriptions of $2.9 million, driven by increased cloud usage and data processing requirements in support of higher revenues from expanded delivery and support activities, depreciation and amortization of capitalized developed software of $1.0 million, shipping costs of $0.6 million, travel and related costs of $0.3 million, occupancy-related costs of $0.3 million, the unfavorable impact of foreign exchange rate fluctuations of $0.2 million, and other direct operating costs of $0.3 million, offset in part by a reduction in recruitment fees of $1.0 million. Direct operating costs for the DDS segment as a percentage of DDS segment revenues were approximately 61% and 63% for the years ended December 31, 2025 and 2024, respectively. The decrease in direct operating costs as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by increased direct operating costs.

Direct operating costs for the Synodex segment were approximately $6.0 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of $0.2 million or approximately 3%. The increase in direct operating costs is due to higher cloud service subscriptions of $0.2 million. Direct operating costs for the Synodex segment as a percentage of Synodex segment revenues were approximately 82% and 73% for the years ended December 31, 2025 and 2024, respectively. The increase in direct operating costs of the Synodex segment as a percentage of Synodex segment revenues was due to higher direct operating costs and lower revenues.

Direct operating costs for the Agility segment were approximately $10.8 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1.4 million or approximately 15%. The increase in direct operating costs was a result of higher content costs of $1.0 million, cloud service subscriptions of $0.2 million, depreciation and amortization of capitalized developed software of $0.1 million, recruitment fees of $0.1 million, and an unfavorable impact of foreign exchange rate fluctuations of $0.1 million, offset in part by lower incentives of $0.1 million. Direct operating costs for the Agility segment as a percentage of Agility segment revenues were approximately 46% and 44% for the years ended December 31, 2025 and 2024, respectively. The increase in direct operating costs of the Agility segment as a percentage of Agility segment revenues was due to higher direct operating costs offset by higher revenues.

Gross Profit and Gross Margin

Gross profit is derived from revenues less direct operating costs, while Gross margin as a percentage is derived by dividing gross profit over revenues.

Gross profit was $99.5 million and $67.1 million for the years ended December 31, 2025 and 2024, respectively. The $32.4 million increase in gross profit was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments. Gross margin was 40% and 39% for the years ended December 31, 2025 and 2024, respectively. The increase in gross margin was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments.

Gross profit for the DDS segment was $85.5 million and $52.9 million for the years ended December 31, 2025 and 2024, respectively. The $32.6 million increase in gross profit for the DDS segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the DDS segment was 39% and 37% for the years ended December 31, 2025 and 2024, respectively. The increase in gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Gross profit for the Synodex segment was $1.3 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. The $0.8 million decrease in gross profit for the Synodex segment was primarily due to lower revenues and higher direct operating costs. Gross margin for the Synodex segment was 18% and 27% for the years ended December 31, 2025 and 2024, respectively. The decrease in gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues and higher direct operating costs.

Gross profit for the Agility segment was $12.7 million and $12.1 million for the years ended December 31, 2025 and 2024, respectively. The $0.6 million increase in gross profit for the Agility segment was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin for the Agility segment was 54% and 56% for the years ended December 31, 2025 and 2024, respectively. The decrease in gross margin for the Agility segment as a percentage of revenues was primarily due to higher direct operating costs offset by higher revenues.

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

Selling and administrative expenses were approximately $59.6 million and $42.7 million for the years ended December 31, 2025 and 2024, respectively, an increase of $16.9 million or approximately 40%. The increase in selling and administrative expenses were primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we invested in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $13.0 million, driven by new hires, salary increases, incentives, and bonuses. Additional increases included professional and recruitment fees of $2.4 million, business software subscriptions of $0.8 million, travel and entertainment costs of $0.8 million, marketing-related expenses of $0.3 million, offset in part by a decrease in the provision for credit losses of $0.4 million. Selling and administrative expenses as a percentage of total revenues were approximately 24% and 25% for the years ended December 31, 2025 and 2024, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues in the DDS and Agility segments, offset in part by increased selling and administrative expenses across all segments.

Selling and administrative expenses for the DDS segment were approximately $46.0 million and $31.6 million for the years ended December 31, 2025 and 2024 respectively, an increase of $14.4 million or 46%. The increase in selling and administrative labor costs were primarily due to continued investments in growth-oriented and capability-building functions. We expanded research and development, platform engineering, and Technology Practices teams to support ongoing product innovation, platform scalability, and the development of new AI capabilities in areas such as model evaluation, trust and safety, and enterprise deployment. In addition, labor costs increased as we invested in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives. These investments are intended to support both current customer programs and anticipated future demand as AI adoption continues to mature.

The increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $10.7 million, driven by new hires, salary increases, incentives, and bonuses. Additional increases included professional and recruitment fees of $2.2 million, business software subscriptions of $0.7 million, travel and entertainment costs of $0.7 million, marketing-related expenses of $0.4 million, offset in part by a decrease in the provision for credit losses of $0.3 million. Selling and administrative expenses for the DDS segment as a percentage of DDS segment revenues were approximately 21% and 22% for the years ended December 31, 2025 and 2024, respectively. The decrease in selling and administrative expenses of the DDS segment as a percentage of DDS segment revenues was primarily attributable to higher revenues, offset in part by higher selling and administrative expenses.

Selling and administrative expenses for the Synodex segment were $0.7 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, an increase of $0.5 million or approximately 250%. The increase in selling and administrative expenses reflects, in part, a non-recurring reversal of previously accrued performance-based stock compensation of approximately $0.3 million in 2024; spend in selling and marketing related expenses in 2025 of approximately $0.2 million. Selling and administrative expenses for the Synodex segment as a percentage of Synodex segment revenues were approximately 10% and 3% for the years ended December 31, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Synodex segment as a percentage of Synodex segment revenues was primarily attributable to higher selling and administrative expenses and lower revenues.

Selling and administrative expenses for the Agility segment were $12.9 million and $10.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $2.0 million or approximately 18%. The increase in selling and administrative expenses includes higher selling and administrative payroll and related expenses of $1.7 million, primarily on account of new hires and salary increases. Additional increases included professional and recruitment fees of $0.2 million, business software subscriptions of $0.1 million, travel and entertainment costs of $0.1 million, and other selling and administrative expenses of $0.1 million, offset in part by a decrease in provision for credit losses of $0.1 million and marketing-related expenses of $0.1 million. Selling and administrative expenses for the Agility segment as a percentage of Agility segment revenues were approximately 55% and 51% for the years ended December 31, 2025 and 2024, respectively. The increase in selling and administrative expenses of the Agility segment as a percentage of Agility segment revenues was primarily due to higher selling and administrative expenses, offset by higher revenues.

Goodwill Impairment

As of September 30, 2025, the Company performed its annual goodwill impairment analysis for the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

Income Taxes

Income taxes primarily consist of provisions for U.S. federal, state income taxes and foreign income taxes recorded by the Company’s subsidiaries in accordance with applicable tax laws and regulations.

We recorded a provision for income taxes of approximately $9.2 million and a benefit from income taxes of $4.2 million for the years ended December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, the Company’s effective income tax rate was 22.3%, compared to the U.S. federal statutory income tax rate of 21%. The increase primarily reflects the impact of state and local income taxes, net of federal benefit, foreign income taxed at rates different from the U.S. statutory rate, and permanent differences, including non-deductible stock-based compensation resulting from the executive compensation limitations under Section 162(m). These impacts were partially offset by tax benefits associated with stock-based compensation, state tax true-ups, and other items. Additional differences resulted from cross-border tax effects, withholding taxes, deemed interest, and changes in unrecognized tax benefits.

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (In thousands, except percentages):

	Year Ended December 31
	2025
	Amount	Percentage
Income before provision for income taxes	$41,425	-

U.S. Federal Statutory Tax Rate at 21%	8,699	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect
Other State Tax Expense *	1,200	2.9
State True up	(499)	(1.2)
Foreign Tax Effects
India	1,048	2.5
Other	(876)	(2.1)
Effects of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-border Tax Laws	225	0.5
Non-taxable or Non-deductible Items
Stock Compensation	(7,454)	(18.0)
Sec. 162(m)	6,870	16.6
Withholding Tax	(624)	(1.5)
Deemed Interest	839	2.0
Other	20	0.0
Changes in Unrecognized Tax Benefits	(225)	(0.5)
Other Adjustments	21	0.1
Income tax expense	$9,244	22.3%

Effective income tax rate	22.3%

* State taxes in California, Florida, Minnesota, New York, Pensylvania and Texas comprise the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the U.S. statutory rate of 21% to the Company’s effective tax rate for the years ended December 31, 2024 in accordance with ASC 740 Income taxes prior to the adoption of ASU No. 2023-09 is summarized as follows:

Year Ended
December 31
2024
Federal income tax expense at statutory rate	21.0%
Effect of:

Section 162 (m)	57.6
Global Intangible Low-Taxed Income (GILTI)	3.1
Tax effects of foreign operations	1.5
Return to provision true up	0.8
Foreign operations permanent differences - foreign exchange gains and losses	0.6
Withholding tax	0.5
Deemed interest	(0.6)
Foreign rate differential	(0.9)
State income tax net of federal benefit	(1.8)
Increase (decrease) in unrecognized tax benefits (ASC 740)	(3.8)
Change in valuation allowance	(30.7)
Effect of stock-based compensation	(64.8)
Other	0.4
Effective tax rate	(17.1)%

The estimated annual effective tax rate applied to the year ended December 31, 2024 is lower than the U.S. federal statutory rate of 21% principally due to the effect of stock-based compensation and the release of the U.S. valuation allowance, offset in part by IRS section 162(m) adjustments.

The Company intends to indefinitely reinvest the foreign earnings of its foreign subsidiaries. Unremitted earnings of foreign subsidiaries amounted to approximately $58.8 million at December 31, 2025. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

We have a remaining valuation allowance on all the deferred tax assets of our Canadian subsidiary in the Agility segment. This Canadian subsidiary also has research and development credits available to reduce taxable income in future years, which may be carried forward indefinitely. The potential benefits from these balances have not been recognized for financial statement purposes.

Net Income

Net income was $32.2 million and $28.7 million during the years ended December 31, 2025 and 2024, respectively. The $3.5 million increase was due to higher revenues in the DDS and Agility segments and higher interest income, offset in part by higher direct operating costs, higher selling and administrative expenses in all segments, and an increase in the income tax provision in the current fiscal year.

Net income for the DDS segment was $31.9 million and $25.4 million for the years ended December 31, 2025 and 2024, respectively. The $6.5 million increase was primarily attributable to higher revenues and higher interest income, offset in part by higher direct operating costs, higher selling and administrative expenses, and an increase in the income tax provision in the current fiscal year.

Net income for the Synodex segment was $0.6 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. The $1.3 million decrease was due to lower revenues, higher direct operating costs and higher selling and administrative expenses in the current fiscal year.

The Agility segment had a net loss of $0.3 million and net income of $1.3 million for the years ended December 31, 2025 and 2024, respectively. The $1.6 million change was due to higher selling and administrative expenses, and higher direct operating costs, offset in part by higher revenues in the current fiscal year.

Earnings per share

Basic and diluted earnings per share were $1.01 and $0.92, respectively, compared to $0.98 and $0.89, respectively, for the years ended December 31, 2025 and 2024, respectively, a per share increase of $0.03 for both basic and diluted earnings per share. Despite the prior year tax benefit related to the utilization of net operating loss carryforwards, earnings per share increased for the year due to improved profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $108.0 million and $73.1 million for the years ended December 31, 2025 and 2024, respectively. The $34.9 million increase in adjusted gross profit was primarily due to higher revenues in the DDS and Agility segments, offset in part by higher direct operating costs in all segments. Adjusted gross margin was 43% for each of the years ended December 31, 2025 and 2024.

Adjusted gross profit for the DDS segment was $90.3 million and $55.3 million for the years ended December 31, 2025 and 2024, respectively. The $35.0 million increase in adjusted gross profit for the DDS segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the DDS segment was 41% and 39% for the years ended December 31, 2025 and 2024, respectively. The increase in adjusted gross margin for the DDS segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs in the current fiscal year.

Adjusted gross profit for the Synodex segment was $1.8 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. The $0.8 million decrease in adjusted gross profit in the Synodex segment was due to lower revenues and higher direct operating costs. Adjusted gross margin for the Synodex segment was 24% and 33% for the years ended December 31, 2025 and 2024, respectively. The decrease in adjusted gross margin for the Synodex segment as a percentage of revenues was primarily due to lower revenues and higher direct operating costs.

Adjusted gross profit for the Agility segment was $15.9 million and $15.2 million for the years ended December 31, 2025 and 2024, respectively. The $0.7 million increase in adjusted gross profit for the Agility segment was due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin for the Agility segment was 68% and 71% for the years ended December 31, 2025 and 2024, respectively. The decrease in adjusted gross margin for the Agility segment as a percentage of revenues was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $57.9 million and $34.6 million for the years ended December 31, 2025 and 2024, respectively. The $23.3 million increase in Adjusted EBITDA was due to higher net income, a higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by higher interest income in the current fiscal year.

Adjusted EBITDA for the DDS segment was $53.1 million and $27.8 million for the years ended December 31, 2025 and 2024, respectively. The $25.3 million increase in Adjusted EBITDA in the DDS Segment was due to higher net income, a higher income tax provision, higher stock-based compensation, and higher depreciation and amortization, offset in part by higher interest income in the current fiscal year.

Adjusted EBITDA for the Synodex segment was $1.3 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. The $1.0 million decrease in Adjusted EBITDA in the Synodex segment was due to lower net income, offset in part by higher stock-based compensation in the current fiscal year.

Adjusted EBITDA for the Agility segment was $3.5 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. The $1.0 million decrease in Adjusted EBITDA in the Agility segment was due to the net loss in the current period compared to the net income in the comparative period, higher stock-based compensation and a higher income tax provision in the current fiscal year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, are as follows:

	December 31,
	2025	2024
Cash and cash equivalents	$82,230	$46,897
Working capital	84,862	41,494

At December 31, 2025, the Company had cash and cash equivalents of $82.2 million, of which $28.2 million was held by its foreign subsidiaries and $54.0 million was held in the United States.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of December 31, 2025, we had working capital of approximately $84.9 million, as compared to working capital of approximately $41.5 million as of December 31, 2024. The increase in working capital is due to increased collections from higher revenues, offset by capital expenditures during the period to build future capacity.

We did not have any material commitments for capital expenditures as of December 31, 2025.

We believe that our existing cash and cash equivalents and cash flows from operations will provide sufficient sources of liquidity to satisfy our financial needs for at least 12 months from the date of issuance of these financial statements and thereafter for the foreseeable future.

We maintain a revolving line of credit facility. See Note 16, Line of Credit, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference herein.

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

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the year ended December 31, 2025 was $46.8 million resulting from our net income of $32.2 million, adjusted for non-cash expenses of $23.6 million and a decrease in working capital of $9.0 million. Refer to the Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the year ended December 31, 2024 was $34.9 million resulting from our net income of $28.7 million, adjusted for non-cash expenses of $5.9 million and an increase in working capital of $0.3 million. Refer to the Consolidated Statements of Cash Flows for further details.

Our days’ sales outstanding were 54 days and 45 days for the years ended December 31, 2025 and 2024, respectively. We calculate DSO by first dividing the total revenues for the period by average net accounts receivable, which is the average of net accounts receivable at the beginning of the period and net accounts receivable at the end of the period, to yield an amount we refer to as the “accounts receivable turnover”. Then we divide the total number of days within the period reported by the accounts receivable turnover to yield DSO expressed in number of days.

Net Cash Used in Investing Activities

Cash used in our investing activities for the year ended December 31, 2025 was $11.1 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software. Capital expenditures for the year ended December 31, 2025 consisted of $7.3 million for the DDS segment, $2.5 million for the Agility segment and $1.3 million for the Synodex segment.

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

For calendar year 2026, we anticipate that capital expenditures for ongoing technology, equipment, new platform development, and infrastructure upgrades will approximate to $12.1 million, a portion of which we may finance.

Net Cash Provided by (used in) Financing Activities

Net Cash used in financing activities for the year ended December 31, 2025 was $0.4 million, primarily from withholding taxes on net settlement of restricted stock awards of $3.3 million and payment of long-term obligations of $0.4 million, offset in part by proceeds of stock option exercises of $3.3 million.

Cash provided by financing activities for the year ended December 31, 2024 was $6.2 million, primarily from proceeds of stock option exercises of $6.7 million, offset in part by payment of long-term obligations of $0.4 million and withholding taxes on net settlement of restricted stock awards of $0.1 million.

Inflation, Seasonality and Prevailing Economic Conditions

Although most of our revenues are denominated in U.S. dollars, a portion of our revenue is denominated in Canadian dollars, Pound Sterling and Euros. In addition, a significant portion of our expenses, primarily labor expenses in the Philippines, India, Sri Lanka, Germany, Canada and Israel, are incurred in the local currencies of the countries in which we operate. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with U.S. GAAP. Thus, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could have a direct impact on our revenues and our results of operations.

The Philippines and India have at times experienced high rates of inflation as well as major fluctuations in the exchange rate between the Philippine peso and the U.S. dollar and the Indian rupee and the U.S. dollar. Canada has also experienced fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. As of December 31, 2025, the aggregate notional amount of our hedges was $19.7 million consisting of approximately $8.6 million against the Philippine peso and $11.1 million against the Indian rupee.

Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. We do not currently intend to hedge these assets.

Our most significant costs are the salaries and related benefits of our employees. We are exposed to high inflation in wage rates in some of the countries in which we operate. We generally perform work for our customers under project-specific contracts, requirements-based contracts or long-term contracts. We must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services to our customers.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) - issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Items 401, 405, if required, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K, including information about our directors and executive officers, is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer and principal accounting officer and corporate controller. The text of the Company’s code of ethics is posted on our website at www.innodata.com under the subheading “Governance”. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable Nasdaq and SEC requirements.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Our Insider Trading Policy governs transactions in our securities by our directors, officers and employees and is designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of December 31, 2025:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights(3)	Compensation Plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,639,893	$3.45	-
Equity compensation plans approved by security holders (2)	1,731,157	$21.83	746,241
Equity compensation plans not approved by security holders	-	-	-
Total	4,371,050		746,241

(1)2013 Stock Plan, approved by stockholders, see Note 11, “Stock Based Compensation”, to the consolidated financial statements.

(2)2021 Equity Compensation Plan, approved by stockholders, see Note 11, “Stock Based Compensation”, to the consolidated financial statements.

(3)Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

The information called for under Item 403 of Regulation S-K by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year.

Item 14. Principal Accountant’s Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)

Financial Statements. The following Report of Independent Registered Public Accounting firm, consolidated financial statements, and accompanying notes are included in Item 8. Index to Financial Statements:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024.

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024.

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

Chief Executive Officer and Chairman
February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack S. Abuhoff	Chief Executive Officer and Chairman	February 26, 2026
Jack S. Abuhoff	(Principal Executive Officer)

/s/ Marissa B. Espineli	Interim Chief Financial Officer	February 26, 2026
Marissa B. Espineli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel H. (Don) Callahan	Director	February 26, 2026
Daniel H. Callahan

/s/ Richard D. Clarke	Director	February 26, 2026
Richard D. Clarke

/s/ Louise C. Forlenza	Director	February 26, 2026
Louise C. Forlenza

/s/ Stewart R. Massey	Director	February 26, 2026
Stewart R. Massey

INNODATA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Innodata Inc.

Ridgefield Park, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Innodata Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues

Critical Audit Matter Description

As described in the note 1 to the consolidated financial statements, the Company’s revenue is recognized when services are rendered or goods are delivered to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods as per the agreement with the customer. The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

How the matter was addressed in our audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

(i)	Testing the design and operating effectiveness of certain internal controls related to the revenue process.
(ii)

Testing revenue recognized for a sample of revenue transactions by inspecting source documents, such as customer contracts, invoices, approval of project managers on quantities delivered and cash receipts.

(iii)

Confirming a sample of outstanding customer balances as of November 30, 2025 and inspecting source documents, such as subsequent cash receipt, customer contracts, invoices and approvals on quantity delivered, for confirmations not returned, and also performing roll forward procedures such as a reconciliation of customer outstanding balances and testing of transactions from the source documents on a sample basis in the roll forward period (i.e., November 30, to December 31, 2025).

/s/ BDO India Services Private Limited (Predecessor Firm BDO India LLP)

We have served as the Company’s auditor since 2020.

Mumbai, India

February 26, 2026

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(in thousands)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$82,230	$46,897
Accounts receivable, net of allowance for credit losses	46,510	28,013
Prepaid expenses and other current assets	6,654	6,090
Total current assets	135,394	81,000
Property and equipment, net	7,966	4,101
Right-of-use-asset, net	4,094	4,238
Other assets	1,648	1,267
Deferred income taxes, net	3,429	7,492
Intangibles, net	13,983	13,353
Goodwill	2,079	1,998
Total assets	$168,593	$113,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,615	$4,554
Accrued expenses	9,612	4,891
Accrued salaries, wages and related benefits	16,480	13,836
Deferred revenues	7,493	8,010
Income and other taxes	4,471	5,695
Long-term obligations - current portion	1,659	1,643
Operating lease liability - current portion	1,202	877
Total current liabilities	50,532	39,506

Deferred income taxes, net	146	32
Long-term obligations, net of current portion	7,625	6,744
Operating lease liability, net of current portion	3,228	3,778
Total liabilities	61,531	50,060

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000 shares authorized; 35,521 shares issued and 32,337 outstanding at December 31, 2025 and 34,484 shares issued and 31,300 outstanding at December 31, 2024	355	345
Additional paid-in capital	64,213	53,085
Retained earnings	51,158	18,977
Accumulated other comprehensive loss	(2,116)	(2,470)
	113,610	69,937
Less: treasury stock, 3,184 shares at December 31, 2025 and 2024, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	107,145	63,472
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	107,062	63,389
Total liabilities and stockholders’ equity	$168,593	$113,449

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands, except per share amounts)

	2025	2024

Revenues	$251,663	$170,461
Direct operating costs	152,184	103,387
Selling and administrative expenses	59,606	42,738
Interest income, net	(1,552)	(149)
	210,238	145,976

Income before provision for income taxes	41,425	24,485

Provision for income taxes	9,244	(4,190)

Consolidated net income	32,181	28,675

Income attributable to non-controlling interests	-	15

Net Income attributable to Innodata Inc. and Subsidiaries	$32,181	$28,660

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$1.01	$0.98
Diluted	$0.92	$0.89

Weighted average shares outstanding:
Basic	31,807	29,163
Diluted	35,025	32,177

Comprehensive income:
Consolidated net income	$32,181	$28,675
Pension liability adjustment, net of taxes	(384)	179
Foreign currency translation adjustment	613	(592)
Change in fair value of derivatives, net of taxes	125	(436)
Other comprehensive income (loss)	354	(849)
Total comprehensive income	32,535	27,826
Comprehensive income attributed to non-controlling interest	-	15
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$32,535	$27,811

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2024	31,937	320	43,152	(9,683)	(1,621)	(3,184)	(6,465)	(708)	24,995
Net income attributable to Innodata Inc. and Subsidiaries	-	-	-	28,660	-	-	-	-	28,660
Stock-based compensation	-	-	3,998	-	-	-	-	-	3,998
Income attributable to non-controlling interests	-	-	-	-	-	-	-	15	15
Stock option exercises	2,506	25	6,643	-	-	-	-	-	6,668
Issuance of restricted stock units	41	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(97)	-	-	-	-	-	(97)
Redemption of non-controlling interest	-	-	(611)	-	-	-	-	610	(1)
Pension liability adjustments, net of taxes	-	-	-	-	179	-	-	-	179
Foreign currency translation adjustment	-	-	-	-	(592)	-	-	-	(592)
Change in fair value of derivatives, net of taxes	-	-	-	-	(436)	-	-	-	(436)
December 31, 2024	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	32,181	-	-	-	-	32,181
Stock-based compensation	-	-	11,144	-	-	-	-	-	11,144
Stock option exercises	755	8	3,323	-	-	-	-	-	3,331
Issuance of restricted stock units	282	2	(2)	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(3,337)	-	-	-	-	-	(3,337)
Pension liability adjustments, net of taxes	-	-	-	-	(384)	-	-	-	(384)
Foreign currency translation adjustment	-	-	-	-	613	-	-	-	613
Change in fair value of derivatives, net of taxes	-	-	-	-	125	-	-	-	125
December 31, 2025	35,521	$355	$64,213	$51,158	$(2,116)	(3,184)	$(6,465)	$(83)	$107,062

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands)

	2025	2024
Cash flows from operating activities:
Consolidated net income	$32,181	$28,675
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,889	5,796
Stock-based compensation	11,144	3,998
Deferred income taxes	4,101	(5,609)
Provision for credit losses	108	527
Pension cost	1,343	1,237
Changes in operating assets and liabilities:
Accounts receivable	(18,350)	(14,411)
Prepaid expenses and other current assets	(480)	(2,233)
Other assets	(375)	1,177
Accounts payable and accrued expenses	9,501	3,429
Deferred revenues	(517)	4,487
Accrued salaries, wages and related benefits	2,619	6,063
Income and other taxes	(1,263)	1,879
Pension benefit payments	(149)	(151)
Net cash provided by operating activities	46,752	34,864
Cash flows from investing activities:
Capital expenditures	(11,104)	(7,741)
Net cash used in investing activities	(11,104)	(7,741)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,331	6,668
Withholding taxes on net settlement of restricted stock units	(3,337)	(97)
Payment of long-term obligations	(420)	(362)
Net cash provided by (used in) financing activities	(426)	6,209
Effect of exchange rate changes on cash and cash equivalents	111	(255)
Net increase in cash and cash equivalents	35,333	33,077
Cash and cash equivalents, beginning of year	46,897	13,820
Cash and cash equivalents, end of year	$82,230	$46,897
Supplemental disclosures of cash flow information:
Shares withheld for withholding taxes on net settlement for restricted stock	$3,337	$97
Cash paid for income taxes	$5,998	$2,418
Cash paid for interest	$229	$287

See notes to consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

1.          Description of Business and Summary of Significant Accounting Estimates and Policies

Description of Business - Innodata Inc. (Nasdaq: INOD) (together with its subsidiaries, the “Company”, “Innodata”, “we”, “us” or “our”) is a global data engineering and AI systems services company that supports the development, training, post-training, evaluation, and deployment of advanced artificial intelligence systems. The Company partners with leading technology companies, frontier AI laboratories, and enterprises to help enable AI systems that perform reliably, align with intended objectives, and operate safely in real-world environments.

The Company’s mission is to enable the responsible advancement of artificial intelligence by providing the data, evaluation frameworks, and human expertise required to build AI systems that can be trusted at scale. The Company believes that AI will increasingly function as a foundational layer of the digital economy - embedded across consumer products, enterprise workflows, and mission-critical systems. As AI systems grow more capable and autonomous, the Company believes the quality of training data, the effectiveness of post-training alignment, and the rigor of ongoing evaluation will be decisive factors in determining whether AI systems are adopted, regulated, and scaled responsibly.

Innodata was founded more than 35 years ago on the principle that high-quality, well-structured data is essential to leading information-retrieval systems. In 2016-2017, the Company began building proprietary AI language models based on then-emerging research and frameworks and integrating them into its data production workflows. Through this work, the Company developed and refined techniques for generating, curating, and validating human-created data used to train probabilistic, learning-based AI systems, and recognized that data quality and structure were critical determinants of model performance. This insight led the Company to invest in the development of an integrated set of AI lifecycle data solutions, addressing a growing market need for specialized data engineering, evaluation, and refinement capabilities across the full lifecycle of AI systems.

Today leading AI innovation labs and Big Tech companies (including five of the so-called “Magnificent Seven”) building frontier generative AI models and leading enterprises engage the Company to provide (i) training and post-training data development; (ii) alignment and preference optimization; (iii) capabilities, alignment, and safety evaluation; and (iv) AI enablement and operationalization, including support for agentic and tool-using systems.

The Company believes it is differentiated by: (i) its ability to operate across the AI lifecycle in alignment with AI developers’ internal development and deployment pipelines; (ii) its scale of specialized human expertise; (iii) purpose-built platforms and processes that combine automation with rigorous human oversight; (iv) a research-driven approach to measurement, safety, and operational reliability, which is particularly relevant for frontier model developers and enterprises deploying AI in high-stakes environments; and (v) its dual role supporting leading technology companies building advanced AI systems and enterprises deploying those systems in production, which it believes creates a reinforcing feedback loop that strengthens its capabilities across both contexts and differentiates the Company from competitors focused on only one side of the market.

AI Training and Post-Training Data

Modern AI systems are trained using large volumes of data rather than explicit, rule-based programming. Foundation models - such as large language models (“LLMs”) and multimodal models - learn statistical representations of language, images, code, and other modalities from vast training corpora.

As model architectures have matured, leading developers have increasingly emphasized the importance of training data quality, data provenance, supervised fine-tuning, and post-training alignment techniques. The Company believes that as model scale increases, marginal improvements in data quality and post-training signals can have an outsized impact on performance, reliability, and usability - often exceeding the impact of further parameter scaling alone.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Organizations developing AI systems therefore require partners that can design, execute, and continuously refine data pipelines capable of supporting large-scale training and post-training cycles while maintaining quality, consistency, and auditability. The Company believes it is well positioned to meet these requirements.

Model Evaluation (“Evals”), Alignment, and Safety

The Company believes that evaluation of model capabilities and safety (“evals”) are emerging as foundational layers of the AI technology stack, analogous to testing, security, and reliability engineering in traditional software systems. Unlike deterministic software, generative AI systems are probabilistic and context dependent. Their behavior may vary across prompts, tasks, and deployment environments, and may change over time as models are updated or integrated with tools and new data sources.

As a result, organizations increasingly require continuous evals to understand, measure, and manage model behavior throughout development and deployment. These evals typically include: (i) capabilities evals that assess reasoning, knowledge, and task competence; (ii) alignment and safety evals that measure harmful behavior, misuse risk, and adherence to constraints; and (iii) regression evals designed to detect drift or degradation across model versions. The Company believes this represents a durable and expanding market opportunity distinct from, but complementary to, data preparation and model training.

From Output Scoring to Behavioral and Agentic Evals

Early AI evaluation focused primarily on output correctness. In contrast, today’s frontier systems - particularly agentic and tool-using systems - require behavioral and agentic evals that assess how models plan, reason, and act over time. These evals may examine reasoning coherence, tool selection and invocation, multi-step task execution, adherence to system instructions, and robustness under adversarial or ambiguous inputs.

This shift toward agentic evaluation materially increases the importance of structured human judgment, domain expertise, and scalable evaluation operations. The Company believes that the ability to measure not only what a model outputs, but how it arrives at those outputs, is increasingly central to deployment readiness and long-term safety.

Human-in-the-Loop Evals and Evidence for Trust

As AI systems are deployed into regulated or high-stakes environments, customers increasingly require evidence that systems have been evaluated, documented, and monitored. This has driven demand for human-in-the-loop eval frameworks that combine expert judgment with automation to produce results that are interpretable, repeatable, and auditable.

The Company’s evaluation programs emphasize rubricized scoring for consistency, subject-matter experts for high-risk domains, hybrid human-plus-automated evaluation pipelines, and longitudinal measurement to track regressions and improvements over time. The Company believes these capabilities position it to support emerging governance and regulatory expectations related to transparency, accountability, and risk management in AI systems.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Red Teaming, Adversarial Evals, and Safety Research

AI safety has expanded to include misuse, exploitability, and unintended system behaviors - particularly as models are connected to retrieval systems, code execution environments, autonomous agents, and enterprise tools. Innodata conducts structured red teaming and adversarial evaluations to surface failure modes that are not observable through standard benchmarks. These efforts include probing prompt-injection and jailbreak vulnerabilities, testing misuse scenarios involving retrieval-augmented generation, agent workflows, and tool use, identifying degradation under distribution shift, and supporting mitigation through targeted post-training datasets. In parallel, The Company has expanded its cybersecurity capabilities as applied to LLMs and AI agents, including threat modeling for agent-based systems, assessment of data exfiltration and privilege-escalation risks, evaluation of secure tool invocation and sandboxing controls, and testing of monitoring and guardrail mechanisms designed to reduce exposure to adversarial attacks and enterprise security breaches.

The Company believes red teaming and adversarial evals are increasingly viewed as prerequisites for deployment rather than optional safeguards.

High-Risk Domains and Societal Safety

As frontier AI capabilities advance, developers and governments have raised concerns about misuse in high-impact domains, including non-proliferation, chemical and biological risk, and large-scale misinformation. The Company supports mitigation efforts through domain-specific safety evals, targeted mitigation datasets, collaboration with academic and government-adjacent experts, and evaluation frameworks designed to preserve performance on legitimate use cases while reducing the risk of harmful behaviors or misuse.

AI Model Deployment and Integration

The Company believes that over the next decade, AI will be embedded across nearly all industries. Innodata supports customers in operationalizing AI systems, including model customization, workflow integration, context engineering, and continuous quality assurance. The Company’s platforms and services are designed to accommodate rapid innovation in model architectures and techniques, enabling customers to adopt new approaches without re-architecting their AI operations.

AI-Enabled Industry Platforms

The Company’s AI-enabled industry platforms address specific market requirements where it believes it can deliver differentiated value through domain expertise, proprietary data models, and applied AI.

The Synodex® platform transforms medical records into structured digital data for insurance and healthcare workflows. The Agility PR SolutionsTM platform provides media intelligence and public relations workflow software enhanced with AI-driven monitoring, analytics, and content capabilities. The Company continues to invest in these platforms to incorporate advances in AI while emphasizing reliability, transparency, and user trust.

The Company’s operations are presently classified and reported in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying consolidated balance sheets are contract acquisition costs amounting to $0.8 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. These acquisition costs relate to our Agility segment and are amortized over the term of the subscription agreement.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, the United Kingdom and Canada (other than the Agility subsidiaries) is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2025 and December 31, 2024 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange gains resulting from such translations of approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

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

Derivative Instruments - The Company accounts for derivative transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument is recorded in Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are included as part of Direct operating costs. For derivative instruments that are not designated as hedges, any change in fair value is recorded directly in earnings as part of Direct operating costs. The total notional value of designated outstanding foreign currency forward contracts was $19.7 million and $22.5 million as of December 31, 2025 and 2024, respectively.

Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in U.S. Treasury money market mutual funds that are highly liquid, readily convertible to cash, and not subject to significant risk of change in value. These funds are redeemable on demand and are used by the Company for short-term liquidity and cash management needs.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At December 31, 2025, the Company had cash and cash equivalents of $82.2 million, of which $28.2 million was held by its foreign subsidiaries and $54.0 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable - Accounts receivable is generally recorded at the invoiced amounts, net of an allowance for expected credit losses, allowance for billing adjustments and volume discounts. The Company records billing adjustments relating to quality issues on delivered services, service penalties and price adjustments.

The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness.

The Company records an allowance for credit losses for estimated losses resulting from the failure of its customers to make the required payments. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on our expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the related assets, which is generally two to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases.

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress was $4.2 million and $3.6 million as of December 31, 2025 and 2024, respectively. The cumulative completed capitalized developed software was $23.1 million and $19.8 million as of December 31, 2025 and 2024, respectively.

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company performed its annual goodwill assessment for the Agility segment as of September 30, 2025 for impairment. The impairment test involves estimating the fair value based on a combination of income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The Company concluded that there is no impairment of goodwill for the Agility segment.

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

During the year ended December 31, 2025, the Company performed an assessment for one of its Canadian subsidiaries and its German subsidiary. The assessment yielded positive evidence enabling the release of the valuation allowances of the deferred tax assets of these subsidiaries under “ASC Topic 740-30-22 – Accounting for Income Taxes”.

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Leases where the lessor retains substantially all the risks and rewards of ownership are classified as operating leases. As of December 31, 2025, all of the Company’s leases are classified under operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Accounting for Stock-Based Compensation - The Company measures and recognizes stock-based compensation expense for all share-based payment awards made to employees and directors based on the estimated fair value at the grant date. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The fair value of stock option grants is determined using the Black-Scholes option-pricing model and the fair value of time vested restricted stock units is determined based on the closing price at the grant date. The fair value of performance based restricted stock units is determined using the Binomial option pricing model.

The stock-based compensation expense related to the Company’s stock plans were allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024
Direct operating costs	$1,741	$281
Selling and administrative expenses	9,403	3,717
Total stock-based compensation	$11,144	$3,998

Fair Value of Financial Instruments - The carrying amounts of financial instruments approximated their fair value as of December 31, 2025 and 2024, because of the relatively short maturity of these instruments. See Note 15, Derivatives.

Fair value measurements and disclosures define fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Income per Share - Income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the “two class” method of computing income per share is used.

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Deferred revenues	$7,493	$8,010

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balance for the years ended December 31, 2025 and 2024, respectively (in thousands):

	December 31,
	2025	2024
Balance at the beginning of year	$8,010	$3,523
Net deferred revenue in the period	30,157	34,466
Revenue recognized	(30,548)	(29,776)
Currency translations and other adjustments	(126)	(203)
Balance at the end of year	$7,493	$8,010

Recently Adopted Accounting Pronouncements - On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU’s effective date is for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of the ASU No. 2023-09 will enhance quantitative and qualitative disclosures related to rate reconciliation of significant components and income tax paid. The Company has adopted this standard and complied with the required disclosures. See Note 5, Income Taxes.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Recently Issued Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), fourth amendment via ASU No. 2025-01: Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will be effective for the Company beginning in fiscal year 2027, and for interim financial reporting beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU No. 2025-05 provides entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 will be effective for the Company beginning in fiscal year 2027. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU No. 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the consolidated financial statements.

2.           Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2025	2024
Gross Accounts receivable	$48,606	$29,772
Allowance for credit losses	(1,181)	(1,256)
Allowance for billing adjustments	(915)	(503)
Accounts receivable, net	$46,510	$28,013

Activity in the allowance for the credit losses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the Year Ended December 31
	2025	2024
Balance at beginning of year	$1,256	$992
Additions charged to expense	108	527
Write-offs against allowance	(189)	(256)
Foreign currency translation adjustment	6	(7)
Balance at end of year	$1,181	$1,256

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

3.          Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, and consist of the following (in thousands):

	December 31,
	2025	2024
Equipment	$16,232	$12,135
Computer software	4,961	4,480
Furniture and equipment	1,396	951
Leasehold improvements	2,855	2,554
Capital work-in-progress	484	547
Total	25,928	20,667
Less: accumulated depreciation and amortization	(17,962)	(16,566)
	$7,966	$4,101

The estimated useful lives of the property and equipment range between two years and ten years. Depreciation and amortization expense of property and equipment were approximately $2.2 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

4.           Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2025 were as follows (in thousands):

Amount
Balance - January 1, 2025	$1,998
Foreign currency translation adjustment	81
Balance - December 31, 2025	$2,079

As of September 30, 2025, the Company performed its annual goodwill impairment analysis for the Agility segment. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the segment’s fair value. The future cash flows of the segment were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the segment’s fair value. The market multiples used for the segment were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

The fair value measurement of goodwill for the Agility segment was classified within Level 3 of the fair value hierarchy because the Company used the income approach, which utilizes significant inputs that are unobservable in the market and the market multiple approach using comparable entities to further validate the carrying values. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date. The carrying value of goodwill was $2.1 million and $2.0 million as of December 31, 2025, and 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	December 31, 2025
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,834)	$3	$50
Customer relationships	1,965	(1,874)	9	100
Trademarks and tradenames	840	(835)	1	6
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,359)	15	184
Total Acquired Intangible Assets	$9,254	$(8,942)	$28	$340

Capitalized Developed Software
Capitalized Developed Software	$23,137	$(13,933)	$254	$9,458
Capitalized Developed Software - in Progress	4,180	-	5	4,185
Total Capitalized Developed Software	$27,317	$(13,933)	$259	$13,643

Total	$36,571	$(22,875)	$287	$13,983

	December 31, 2024
			Foreign Currency
	Gross	Accumulated	Translation	Net
	Carrying Value	Amortization	Adjustment	Carrying Value
Acquired Intangible Assets
Developed technology	$3,060	$(2,911)	$(3)	$146
Customer relationships	2,144	(1,856)	(29)	259
Trademarks and tradenames	862	(826)	-	36
Patents	44	(44)	-	-
Media Contact Database	3,546	(3,016)	(1)	529
Total Acquired Intangible Assets	$9,656	$(8,653)	$(33)	$970

Capitalized Developed Software
Capitalized Developed Software	$19,811	$(10,507)	$(463)	$8,841
Capitalized Developed Software - in Progress	3,552	-	(10)	3,542
Total Capitalized Developed Software	$23,363	$(10,507)	$(473)	$12,383

Total	$33,019	$(19,160)	$(506)	$13,353

Amortization expense relating to acquired intangible assets was approximately $0.7 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Amortization expense relating to capitalized developed software was approximately $4.0 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Estimated annual amortization expense for intangible assets subsequent to December 31, 2025 is as follows (in thousands):

Year	Amortization
2026	$5,821
2027	4,323
2028	2,994
2029	516
2030	327
Thereafter	2
$13,983

5.           Income Taxes

United States and foreign components of income before provision for income taxes for each of the years ended December 31, were as follows (in thousands):

	Year Ended December 31
	2025	2024

United States	$33,506	$21,692
Foreign	7,919	2,793
Totals	$41,425	$24,485

The significant components of the provision for income taxes for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31
	2025	2024
Current income tax provision:
Foreign	$2,235	$525
Federal	2,932	126
State and local	(24)	768
	5,143	1,419
Deferred income tax provision:
Foreign	(229)	(294)
Federal	3,459	(4,059)
State and local	871	(1,256)
	4,101	(5,609)

Provision for income taxes	$9,244	$(4,190)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (In thousands, except percentages):

	Year Ended December 31
	2025
	Amount	Percentage

Income before provision for income taxes	$41,425	-

U.S. Federal Statutory Tax Rate at 21%	8,699	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect
Other State Tax Expense *	1,200	2.9
State True up	(499)	(1.2)
Foreign Tax Effects
India	1,048	2.5
Other	(876)	(2.1)
Effects of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-border Tax Laws	225	0.5
Non-taxable or Non-deductible Items
Stock Compensation	(7,454)	(18.0)
Sec. 162(m)	6,870	16.6
Withholding Tax	(624)	(1.5)
Deemed Interest	839	2.0
Other	20	0.0
Changes in Unrecognized Tax Benefits	(225)	(0.5)
Other Adjustments	21	0.1
Income tax expense	$9,244	22.3%

Effective income tax rate	22.3%

* State taxes in California, Florida, Minnesota, New York, Pensylvania and Texas comprise the majority (greater than 50%) of the tax effect in this category.

For the year ended December 31, 2025, the Company’s effective income tax rate was 22.3%, compared to the U.S. federal statutory income tax rate of 21%. The increase primarily reflects the impact of state and local income taxes, net of federal benefit, foreign income taxed at rates different from the U.S. statutory rate, and permanent differences, including non-deductible stock-based compensation resulting from the executive compensation limitations under Section 162(m). These impacts were partially offset by tax benefits associated with stock-based compensation, state tax true-ups, and other items. Additional differences resulted from cross-border tax effects, withholding taxes, deemed interest, and changes in unrecognized tax benefits.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The reconciliation of the U.S. statutory rate of 21% to the Company’s effective tax rate for the years ended December 31, 2024 in accordance with the ASC 740 Income taxes prior to the adoption of ASU No. 2023-09 is summarized as follows:

Year Ended December 31
2024
Federal income tax expense at statutory rate	21.0%
Effect of:
Section 162 (m)	57.6
Global Intangible Low-Taxed Income (GILTI)	3.1
Tax effects of foreign operations	1.5
Return to provision true up	0.8
Foreign operations permanent differences - foreign exchange gains and losses	0.6
Withholding tax	0.5
Deemed interest	(0.6)
Foreign rate differential	(0.9)
State income tax net of federal benefit	(1.8)
Increase (decrease) in unrecognized tax benefits (ASC 740)	(3.8)
Change in valuation allowance	(30.7)
Effect of stock-based compensation	(64.8)
Other	0.4
Effective tax rate	(17.1)%

The estimated annual effective tax rate applied to the year ended December 31, 2024 is lower than the U.S. federal statutory rate of 21% principally due to the effect of stock-based compensation and the release of the U.S. valuation allowance, offset in part by IRS section 162(m) adjustments.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

Deferred tax assets and liabilities are classified as non-current. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024*
Deferred income tax assets:
Net operating loss carryforwards	$4,970	$8,760
Expenses not deductible until paid	3,208	1,829
Equity compensation not currently deductible	497	886
Allowances not currently deductible	472	459
Depreciation and amortization	155	211
Amortization of Intangibles	121	312
Other	742	756
Total gross deferred income tax assets before valuation allowance	10,165	13,213
Valuation allowance	(4,833)	(4,969)
Total Deferred income tax assets, net	5,332	8,244

Deferred income tax liabilities:
Depreciation and amortization	(471)	(209)
Amortization of Intangibles	(980)	-
Other	(598)	(575)
Total Deferred income tax liabilities	(2,049)	(784)
Net deferred income tax assets	$3,283	$7,460

* Prior period deferred tax components have been reclassified to align with the current period presentation, with no impact on the Company’s consolidated results.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realizable. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are available. As of December 31, 2025, the Company continues to maintain a valuation allowance of $4.8 million on one of the Company’s Canadian subsidiary’s deferred tax assets.

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

The Company intends to indefinitely reinvest the foreign earnings of its foreign subsidiaries. Unremitted earnings of foreign subsidiaries amounted to approximately $58.8 million at December 31, 2025. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, the Company would have to accrue the applicable amount of foreign jurisdiction withholding taxes associated with such remittances.

At December 31, 2025, the Company had available U.S. state and foreign Net Operating Loss (NOL) carryforwards of $3.8 million and $23.3 million, respectively. Canadian R&D credit carryforwards were approximately $1.4 million. The U.S. state and foreign NOL carryforwards expire over the course of several years starting in 2026 through 2037.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

At December 31, 2024, the Company had available U.S. federal, state and foreign Net Operating Loss (NOL) carryforwards of $10.6 million, $6.5 million and $24.3 million, respectively. U.S. Federal and Canadian R&D credit carryforwards were approximately $0.1 million and $1.3 million, respectively.

The Company is subject to Federal income tax, as well as income tax in various states and foreign jurisdictions. The Company has open tax years for U.S. federal and state taxes from 2021 through 2025. Various foreign subsidiaries have open tax years from 2005 through 2025, some of which are under audit by local tax authorities. The Company believes that its accruals for uncertain tax positions as of December 31, 2025 under ASC 740, Income Taxes are adequate to cover the Company’s income tax exposures.

Impact of Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, amending U.S. tax law in several areas, including domestic research and development deductibility and bonus depreciation. The Company has included the estimated effect of provisions relevant to the current fiscal year in its reported income tax expense as of December 31, 2025. As a result of the OBBBA in the current period, Federal cash taxes were reduced due to bonus depreciation and the deductibility of R&D expenses. Due to the nature of these changes, there was little to no impact on the effective tax rate. Management is continuing to evaluate the OBBBA’s potential impact on future periods, particularly with respect to deferred tax assets and liabilities, the effective tax rate, and cash tax obligations.

Income taxes paid (net of refunds received) consisted of the following (in thousands):

Year Ended
December 31
2025
Tax payments (net of refunds received)
Federal	4,394
State
California	(726)
Others	680
Foreign
India	940
Philippines	537
Others	173
$5,998

The following table represents a roll forward of the Company’s unrecognized tax benefits and associated interest for the years ended (in thousands):

	Unrecognized Tax
	Benefits
	December 31,
	2025	2024
Balance at beginning of the year	$999	$1,942
Increase for current year tax positions	367	341
Decrease for prior year tax positions	(223)	(1,309)
Interest accrual	59	80
Foreign currency remeasurement	(40)	(55)
Balance at end of the year	$1,162	$999

The Company had reserves for uncertain tax positions of $1.2 million and $1.0 million as of December 31, 2025 and 2024, respectively, where the ultimate tax determination is uncertain due to complexities of tax laws.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

6.           Long-term obligations

Total long-term obligations as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024

Pension obligations - accrued pension liability	$9,278	$7,945
Microsoft licenses (1)	6	442
	9,284	8,387
Less: Current portion of long-term obligations	1,659	1,643
Totals	$7,625	$6,744

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company’s legal accruals related to legal proceedings and claims are based on the Company’s determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The accruals are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $650,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

Foreign Currency - To the extent that the currencies of the Company’s production facilities located in the Philippines, India, Sri Lanka, Canada and Israel fluctuate, the Company is subject to risks of changing costs of production after pricing is established for certain customer projects. In addition, the Company is exposed to the risk of foreign currency fluctuation on the non-U.S. dollar denominated revenues, and on the monetary assets and liabilities held by its foreign subsidiaries that are denominated in local currency.

Indemnifications - The Company is obligated under certain circumstances to indemnify directors, officers and certain employees against costs and liabilities incurred in actions or threatened actions brought against such individuals because such individuals acted in the capacity of director, officer or fiduciary of the Company. In addition, the Company has contracts with certain customers pursuant to which the Company has agreed to indemnify the customer for certain specified and limited claims under such contract. These indemnification obligations occur in the ordinary course of business and, in many cases, do not include a limit on potential maximum future payments. As of December 31, 2025, the Company has not recorded a liability for any obligations arising as a result of these indemnification obligations.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The table below summarizes the amounts recognized in the financial statements related to operating leases for the years presented (in thousands):

	Year Ended December 31
	2025	2024

Rent expense for long-term operating leases	$1,345	$1,257
Rent expense for short-term leases	208	178
Total rent expense	$1,553	$1,435

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2025 (in thousands):

Year	Amount

2026	$1,567
2027	1,566
2028	1,165
2029	722
2030	192
2031 and thereafter	-
Total lease payments	5,212
Less: Interest	(782)
Net present value of lease liabilities	$4,430

Current portion	$1,202
Long-term portion	3,228
Total	$4,430

The weighted average remaining lease terms and discount rates for all of our operating leases as of December 31, 2025 were as follows:

Weighted-average lease term remaining	38 months
Weighted-average discount rate	9.14%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

9.        Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the years ended December 31, 2025 and 2024, the Company did not make any matching contributions.

Most of the non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of December 31, 2025, these plans were unfunded. Pension expense for our foreign subsidiaries totaled approximately $1.3 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

The following tables set out the status of the non-U.S. pension benefits and the amounts recognized in the Company’s consolidated financial statements and the components of pension costs for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Benefit Obligations:

	December 31,
	2025	2024

Projected benefit obligation at beginning of the year	$7,945	$7,128
Current service cost	801	717
Interest cost	517	522
Prior service cost	216	—
Actuarial loss (gain)	189	(105)
Foreign currency exchange rates changes	(241)	(166)
Benefits paid	(149)	(151)
Projected benefit obligation at end of the year	$9,278	$7,945

The Company had an actuarial loss of $0.2 million for the year ended December 31, 2025, and an actuarial gain of $0.1 million for the year ended December 31, 2024. This was mainly due to changes in the actuarial assumptions for our Asian subsidiaries. Actuarial (gains) losses are recorded as part of other comprehensive income and are not reflected as part of net periodic pension cost.

Components of Net Periodic Pension Cost:

	Year Ended December 31,
	2025	2024

Current service cost	$801	$717
Interest cost	517	522
Actuarial loss recognized	25	(2)
Net periodic pension cost	$1,343	$1,237

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The accumulated benefit obligation, which represents benefits earned to date, was approximately $5.6 million and $4.7 million for each of the years ended December 31, 2025 and 2024.

Amounts recognized in the consolidated balance sheets for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024

Current accrued benefit cost	$1,653	$1,229
Non-current accrued benefit cost	7,625	6,716
Total amount recognized	$9,278	$7,945

Current accrued benefit cost for pension benefits was included in the current portion of long-term obligations in the consolidated balance sheets. Non-current accrued benefit cost for pension benefits was included in long-term obligations, net of current portion, in the consolidated balance sheets.

Actuarial assumptions for all non-U.S. plans are described below. The discount rates are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The assumptions for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Discount rate	6.30%-10.80%	6.09%-12%
Rate of increase in compensation level	7%-8%	7%-10%

Estimated Future Benefit Payments:

As of December 31, 2025, the following benefit payments, which reflect expected future service, as appropriate, were expected to be paid (in thousands):

Year	Amount

2026	$1,611
2027	699
2028	246
2029	671
2030	688
2031 to 2035	5,336
$9,251

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Common Stock Reserved - As of December 31, 2025, the Company had available for future issuance 746,241 shares of common stock pursuant to the Company’s stock option plans.

Treasury Stock - In July 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of its common stock in open market or private transactions. There is no expiration date associated with the program. There were no share repurchases in the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company repurchased 1.5 million shares of its common stock under the July 2019 authorization with a value of $1.8 million.

11.        Stock Based Compensation

The Innodata Inc. 2013 Stock Plan (as amended, the “2013 Plan”) expired in accordance with its terms on June 3, 2023. Pursuant to the terms of the 2013 Plan, no further awards may be granted under the 2013 Plan following its expiration. As of December 31, 2025, there were 2,639,893 shares of our common stock underlying outstanding options or rights under the 2013 Plan. Outstanding awards made under the 2013 Plan prior to the 2013 Plan’s expiration will remain in effect until such awards have been satisfied or terminated in accordance with the terms of the 2013 Plan and such awards.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted, and weighted-average assumptions were as follows:

	For the Year Ended December 31,
	2025	2024

Weighted average fair value of options granted	$-	$32.07
Risk-free interest rate	-	4.40%
Expected term (years)	-	6.0
Expected volatility factor	-	87.69%
Expected dividends	-	None

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

There were no stock options granted in 2025.

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

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during the year ended December 31, 2025 are presented below.

			Weighted-Average
		Weighted -Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value

Outstanding at January 1, 2025	3,165,193	$3.67	6.32	$113,458,326
Granted	-	-
Exercised	(525,300)	4.83
Forfeited/Expired	-
Outstanding at December 31, 2025	2,639,893	$3.45	5.25	$125,407,354

Exercisable at December 31, 2025	2,639,893	$3.45	5.25	$125,407,354

Vested and Expected to vest at December 31, 2025	2,639,893	$3.45	5.25	$125,407,354

2021 Plan

A summary of option activity under the 2021 Plan and changes during the year ended December 31, 2025 are presented below.

			Weighted-Average
		Weighted - Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(years)	Intrinsic Value

Outstanding at January 1, 2025	842,771	$15.86	8.46	$20,847,471
Granted	-	-
Exercised	(230,252)	3.46
Forfeited/Expired	(43,835)	3.40
Outstanding at December 31, 2025	568,684	$21.83	7.79	$16,557,907

Exercisable at December 31, 2025	389,682	$12.30	7.25	$15,058,361

Vested and Expected to vest at December 31, 2025	568,684	$21.83	7.79	$16,557,907

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2025, a total of 755,552 options were exercised at an average exercise price of $4.41.

The compensation cost related to non-vested stock options not yet recognized as of December 31, 2025 totaled approximately $5.6 million. The weighted-average period over which these costs will be recognized is 24 months.

Restricted Stock Units

Restricted Stock Unit (“RSU”) activity under the Equity Plans during the year ended December 31, 2025 are presented below:

	Number of	Weighted-		Weighted-
	Performance	Average	Number of	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Units	Fair Value	Units	Fair Value

Unvested at January 1, 2025	700,000	$5.59	549,079	$40.61
Granted	470,172	50.95	373,958	51.41
Vested	(184,200)	4.99	(186,551)	38.49
Forfeited/Expired	(515,800)	5.80	(44,185)	37.34
Unvested at December 31, 2025	470,172	$50.95	692,301	$47.22

On December 31, 2025, the Company granted time-based RSUs and Performance RSUs. A portion of the RSUs vest based solely on continued service, while the remaining portion vest based on the achievement of specified performance objectives and continued service.

There were a total of 15,175 restricted stock units granted to non-employee directors during the year ended December 31, 2025.

The compensation cost related to non-vested RSUs and PRSUs, not yet recognized as of December 31, 2025 totaled approximately $55.7 million. The weighted-average period over which these costs will be recognized is 32 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

12.         Comprehensive loss

Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of December 31, 2025 and 2024, and reclassifications out of accumulated other comprehensive loss for the years then ended, are presented below (in thousands):

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income (loss) before reclassifications, net of taxes	(409)	(124)	613	79
Total other comprehensive loss before reclassifications, net of taxes	(642)	(519)	(1,229)	(2,391)
Net amount reclassified to earnings	25	249	-	275
Balance at December 31, 2025	$(617)	$(270)	$(1,229)	$(2,116)

			Foreign Currency	Accumulated Other
	Pension Liability	Fair Value of	Translation	Comprehensive
	Adjustment	Derivatives	Adjustment	Loss

Balance at January 1, 2024	$(412)	$41	$(1,250)	$(1,621)
Other comprehensive income (loss) before reclassifications, net of taxes	172	(494)	(592)	(914)
Total other comprehensive loss before reclassifications, net of taxes	(240)	(453)	(1,842)	(2,535)
Net amount reclassified to earnings	7	58	-	65
Balance at December 31, 2024	$(233)	$(395)	$(1,842)	$(2,470)

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

13.         Segment reporting and concentrations

The Company’s operations are classified in three reporting segments: Digital Data Solutions (DDS), Synodex and Agility.

The DDS segment provides AI training and post-training data, model evaluation, alignment, and safety, AI model deployment and integration, and AI-enabled platforms.

The Synodex segment provides an industry platform that transforms medical records into structured for insurance and healthcare workflows.

The Agility segment provides an industry platform that provides media intelligence and public relations workflow software enhanced with AI-driven monitoring, analytics, and content capabilities. We continue to invest in these platforms to incorporate advances in AI while emphasizing reliability, transparency, and user trust.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets shown in the table below (in thousands):

	December 31,
	2025	2024*
Total assets:
DDS	$149,210	$91,588
Synodex	5,260	4,790
Agility (1)	14,123	17,071
Total Consolidated (2)	$168,593	$113,449

* Prior period segment assets of the DDS, Synodex and Agility segments have been reclassified to align with the current period presentation, with no impact on the Company’s consolidated results.

(1)Agility assets include goodwill of $2.1 million and $2.0 million as of December 31, 2025 and 2024, respectively

(2)Segment assets consist of cash, receivables, prepaid and other current assets, property and equipment, and intangibles.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

The table below shows segment information for other significant income statement items (in thousands):

	Year Ended December 31, 2025
	DDS	Synodex	Agility	Total
Revenues	$220,825	$7,322	$23,516	$251,663
Direct operating costs (1) (3)	135,421	5,997	10,766	152,184
Gross profit	85,404	1,325	12,750	99,479
Selling and administrative expenses (2) (4)	46,002	699	12,905	59,606
Segment operating income (loss)	39,402	626	(155)	39,873
Interest expense (income), net	(1,553)	-	1	(1,552)
Income (loss) before provision for income taxes	$40,955	$626	$(156)	$41,425

	Year Ended December 31, 2024
	DDS	Synodex	Agility	Total
Revenues	$141,098	$7,864	$21,499	$170,461
Direct operating costs (1) (3)	88,186	5,763	9,438	103,387
Gross profit	52,912	2,101	12,061	67,074
Selling and administrative expenses (2) (4)	31,685	194	10,859	42,738
Segment operating income	21,227	1,907	1,202	24,336
Interest expense (income), net	(153)	-	4	(149)
Income before provision for income taxes	$21,380	$1,907	$1,198	$24,485

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

(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.

(4)Includes non-cash expenses which consist mainly of stock-based compensation expense.

Long-lived assets as of December 31, 2025 and 2024 by geographic region were comprised of (in thousands):

	December 31,
	2025	2024
United States	$12,576	$10,182
Foreign countries:
Canada	6,325	6,265
United Kingdom	653	806
Philippines	5,091	3,532
India	2,582	2,251
Sri Lanka	833	587
Israel	56	63
Germany	6	4
Total foreign	15,546	13,508
Totals	$28,122	$23,690

Long-lived assets include the unamortized balance of right-of-use assets amounting to $4.1 million and $4.2 million as of December 31, 2025 and December 31, 2024, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

One customer in the DDS segment generated approximately 58% and 48% of the Company’s total revenues in the fiscal year ended December 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of total revenues during these periods. Further, in the years ended December 31, 2025 and 2024, revenues from non-U.S. customers accounted for 16% and 21%, respectively, of the Company’s revenues.

Revenues for each of the two years in the period ended December 31, 2025 and 2024 by geographic region (determined based upon customer domicile), were as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$212,125	$133,876
Canada	11,662	8,696
United Kingdom	10,468	10,006
The Netherlands	8,549	8,059
Others - European countries principally, Germany and Belgium	8,859	9,824
Totals	$251,663	$170,461

As of December 31, 2025, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 63% of accounts receivable was due from one customer. As of December 31, 2024, approximately 16% of the Company’s accounts receivable was due from foreign (principally European) customers and 61% of accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of December 31, 2025 and 2024.

14.             Income per Share

	Year Ended December 31,
	2025	2024
Net income attributable to Innodata Inc. and Subsidiaries	$32,181	$28,660
Weighted average common shares outstanding	31,807	29,163
Dilutive effect of outstanding options and restricted stock units	3,218	3,014
Adjusted for dilutive computation	35,025	32,177

Basic income per share is computed using the weighted-average number of common shares outstanding during the year. Diluted income per share is computed by considering the impact of the potential issuance of common shares, using the treasury stock method, on the weighted average number of shares outstanding. For those securities that are not convertible into a class of common stock, the two-class method of computing income per share is used.

Options to purchase 3.2 million shares of common stock for the year ended December 31, 2025 were outstanding and included in the computation of diluted income per share. Also included in the computation of dilutive income per share are 623,910 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of December 31, 2025.

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $19.7 million and $22.5 million as of December 31, 2025 and 2024, respectively.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	Balance Sheet Location	Fair Value
		2025	2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	$342	$499

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Net loss recognized in OCI(1)	$(124)	$(494)
Net loss reclassified from accumulated OCI into income(2)	$(249)	$(58)
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”)
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the period presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

16.        Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, the Company entered into a second amendment to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $30.0 million (the “Maximum Credit”) and provides that a Borrower may request an increase to the Revolving Credit Facility’s Maximum Credit of up to, but not to exceed $50.0 million, subject to the approval of the Lender. The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iii) the lesser of (a) 85% of eligible foreign accounts, (b) 20% of all eligible accounts and (c) $4.0 million, minus (iv) certain other reserves and adjustments. As of December 31, 2025, such borrowing base calculation equaled approximately $30.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company was in compliance with all applicable covenants under the Amended Credit Agreement and did not utilize the Revolving Credit Facility during the year ended December 31, 2025 or during the subsequent period through the filing date of this Report.

Exhibit Index update

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

Exhibit	Description	Filed as Exhibit

3.1 (a)	Restated Certificate of Incorporation dated April 27, 1993	Filed as Exhibit 3.1(a) to our Form 10-K for the year ended December 31, 2003

3.1 (b)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated February 28, 2001	Filed as Exhibit 3.1(b) to our Form 10-K for the year ended December 31, 2003

3.1 (c)	Certificate of Amendment of Certificate of Incorporation of Innodata Corporation dated November 14, 2003	Filed as Exhibit 3.1(c) to our Form 10-K for the year ended December 31, 2003

3.1 (d)	Certificate of Amendment of Certificate of Incorporation of Innodata Isogen, Inc. dated June 5, 2012	Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2012

3.2	Form of Amended and Restated By-Laws	Filed as Exhibit 3.1 to Form 8-K dated December 16, 2002

4.1	Specimen of Common Stock certificate	Filed as Exhibit 4.1 to Form 10-Q dated August 7, 2015

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.2 to our Form 10-K for the year ended December 31, 2021

10.1	Form of Indemnification Agreement between us and our Directors and one of our Officers	Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002

10.2	Employment Agreement dated as of January 1, 2007 with Ashok Mishra*	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007

10.3	Employment Agreement dated as of March 25, 2009 with Jack S. Abuhoff*	Filed as Exhibit 10.1 to Form 8-K dated March 25, 2009

10.4	Amendment to Employment Agreement with Jack S. Abuhoff dated as of July 11, 2011*	Filed as Exhibit 10.1 to Form 8-K dated July 12, 2011

10.5	Amendment Number 2 to Employment Agreement, by and between Innodata Inc. and Jack Abuhoff, as amended, effective as of February 1, 2009.*	Filed as Exhibit 10.1 to Form 8-K dated November 7, 2025

10.6	Innodata Inc. 2013 Stock Plan (as Amended and Restated effective June 7, 2016)	Filed as Annex B to Definitive Proxy dated April 18, 2016

10.7	Amendment Number 1 dated August 24, 2018 to Agreement dated January 1, 2007 between the Company and Mr. Mishra*	Filed as Exhibit 10.1 to Form 8-K dated August 28, 2018

10.8	Form of Stock Option Grant Letter for July 13, 2018 Grant, for Directors*	Filed as Exhibit 10.59 to Form 10-K dated March 26, 2019

10.9	Innodata Inc. 2021 Equity Compensation Plan, amended and restated effective as of April 11, 2023	Filed as Appendix A to Definitive Proxy Statement dated April 26, 2023

10.10	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Employees*	Filed as Exhibit 10.1 to S-8 Registration Statement dated June 16, 2021

10.11	Form of Innodata Inc. 2021 Equity Compensation Plan Nonqualified Stock Option Award Agreement for Directors*	Filed as Exhibit 10.2 to S-8 Registration Statement dated June 16, 2021

10.12	Form of Indemnification Agreement between Innodata Inc. and each of its Named Executive Officers and Directors*	Filed as Exhibit 10.1 to Form 8-K dated February 23, 2022

10.13

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

Filed as Exhibit 10.2 to Form 10-Q dated May 11, 2023

10.15

Guaranty, dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, and Agility PR Solutions LLC as guarantors, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.3 to the 8-K filed with the Securities and Exchange Commission on April 5, 2023).

Filed as Exhibit 10.3 to Form 10-Q dated May 11, 2023

10.16

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

Filed as Exhibit 10.1 to Form 10-Q dated November 2, 2023

10.17	Form of Innodata Inc. 2021 Equity Compensation Plan Restricted Stock Unit Agreement for Directors*	Filed as Exhibit 10.20 to Form 10-K dated March 4, 2024

10.18

First Amendment to the Credit Agreement, dated as of May 22, 2024, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as lender.

Filed as Exhibit 10.1 to Form 10-Q dated August 9, 2024

10.19

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

Filed as Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2024

10.20	Form of Innodata Inc. 2021 Equity Compensation Plan Restricted Stock Unit Agreement for Employees*	Filed as Exhibit 10.19 to Form 10-K dated February 24, 2025

10.21

Third Amendment to Credit Agreement, dated as of July 18, 2025, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as Lender.

Filed as Exhibit 10.1 to Form 10-Q dated November 6, 2025

10.22	Form of Innodata Inc. Equity Compensation Plan Performance Restricted Stock Unit Agreement for Employees*	Filed herewith

19	Trading Policy for Innodata Stock	Filed as Exhibit 19 to Form 10-K dated February 24, 2025

21	Significant subsidiaries of the registrant	Filed herewith

23	Consent of BDO India LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

97.1	Innodata Inc. Compensation Recoupment Policy	Filed as Exhibit 97.1 to Form 10-K dated March 4, 2024

101	Interactive data files pursuant to Rule 405 of Regulation S-T:	Filed herewith
(i) the Consolidated Balance Sheets,
(ii) the Consolidated Statements of Operations and Comprehensive Income,
(iii) the Consolidated Statements of Stockholders’ Equity,
(iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File	Included in Exhibit 101.

* Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.