Form 10-Q
period 2026-03-31
INNODATA INC
filed 2026-05-07
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of April 30, 2026 was 32,655,358.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended March 31, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$117,366	$82,230
Accounts receivable, net of allowance for credit losses	45,937	46,510
Prepaid expenses and other current assets	10,487	6,654
Total current assets	173,790	135,394
Property and equipment, net	8,014	7,966
Right-of-use-asset, net	3,817	4,094
Other assets	3,356	1,648
Deferred income taxes, net	5,286	3,429
Intangibles, net	14,090	13,983
Goodwill	2,053	2,079
Total assets	$210,406	$168,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,183	$9,615
Accrued expenses and other liabilities	27,180	9,612
Accrued salaries, wages and related benefits	21,400	16,480
Deferred revenues	7,154	7,493
Income and other taxes	6,319	4,471
Long-term obligations - current portion	2,304	1,659
Operating lease liability - current portion	1,233	1,202
Total current liabilities	69,773	50,532
Deferred income taxes, net	46	146
Long-term obligations, net of current portion	9,546	7,625
Operating lease liability, net of current portion	2,866	3,228
Total liabilities	82,231	61,531
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000 shares authorized; 35,839 shares issued and 32,655 shares outstanding at March 31, 2026 and 35,521 shares issued and 32,337 shares outstanding at December 31, 2025	358	355
Additional paid-in capital	71,025	64,213
Retained earnings	66,056	51,158
Accumulated other comprehensive loss	(2,716)	(2,116)
	134,723	113,610
Less: treasury stock, 3,184 shares at March 31, 2026 and December 31, 2025, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	128,258	107,145
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	128,175	107,062
Total liabilities and stockholders’ equity	$210,406	$168,593

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$90,096	$58,344
Direct operating costs	50,304	35,092
Selling and administrative expenses	22,892	14,980
Interest income, net	(442)	(127)
	72,754	49,945
Income before provision for income taxes	17,342	8,399

Provision for income taxes	2,444	612
Consolidated net income	14,898	7,787
Income attributable to non-controlling interests	-	-
Net Income attributable to Innodata Inc. and Subsidiaries	$14,898	$7,787

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.46	$0.25
Diluted	$0.42	$0.22

Weighted average shares outstanding:
Basic	32,625	31,434
Diluted	35,572	34,951

Comprehensive Income:
Consolidated net income	$14,898	$7,787
Pension liability adjustment, net of taxes	3	(1)
Foreign currency translation adjustment	(188)	109
Change in fair value of derivatives, net of taxes	(415)	274
Other comprehensive income (loss)	(600)	382
Total comprehensive income	14,298	8,169
Comprehensive income attributed to non-controlling interest	-	-
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$14,298	$8,169

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$14,898	$7,787
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	5,908	2,881
Depreciation and amortization	2,176	1,563
Deferred income taxes	(1,922)	149
Pension cost	414	342
Changes in operating assets and liabilities:
Accounts receivable	360	(1,353)
Prepaid expenses and other current assets	(3,035)	(47)
Other assets	105	(16)
Accounts payable, accrued expenses and other liabilities	11,939	661
Deferred revenues	(339)	18
Accrued salaries, wages and related benefits	4,932	(249)
Income and other taxes	1,881	(869)
Pension benefit payments	(58)	(78)
Net cash provided by operating activities	37,259	10,789

Cash flows from investing activities:
Capital expenditures	(2,421)	(2,350)
Net cash used in investing activities	(2,421)	(2,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	957	963
Withholding taxes on net settlement of restricted stock units	(50)	-
Payment of long-term obligations	(6)	(25)
Net cash provided by financing activities	901	938

Effect of exchange rate changes on cash and cash equivalents	(603)	282

Net increase in cash and cash equivalents	35,136	9,659

Cash and cash equivalents, beginning of period	82,230	46,897
Cash and cash equivalents, end of period	$117,366	$56,556

Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$2,527	$-
Shares withheld for withholding taxes on net settlement for restricted stock	$50	$-
Cash paid for income taxes	$758	$112

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2026	35,521	$355	$64,213	$51,158	$(2,116)	(3,184)	$(6,465)	$(83)	$107,062
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	14,898	-	-	-	-	14,898
Stock-based compensation	-	-	5,908	-	-	-	-	-	5,908
Stock option exercises	296	3	954	-	-	-	-	-	957
Issuance of restricted stock units	22	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(50)	-	-	-	-	-	(50)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	(188)	-	-	-	(188)
Change in fair value of derivatives, net of taxes	-	-	-	-	(415)	-	-	-	(415)
March 31, 2026	35,839	$358	$71,025	$66,056	$(2,716)	(3,184)	$(6,465)	$(83)	$128,175

January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Issuance of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of March 31, 2026 and December 31, 2025, the results of its operations and comprehensive income for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, and stockholders’ equity for the three months ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Certain information and note disclosures normally included in or with financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise noted, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the notes to the consolidated financial statements for the year ended December 31, 2025.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Innodata Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for credit losses and billing adjustments, useful life of long-lived assets, useful life of intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets and income tax provision, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At March 31, 2026, the Company had cash and cash equivalents of $117.4 million, of which $16.0 million was held by its foreign subsidiaries and $101.4 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records an allowance for credit losses for estimated losses resulting from the failure of its customers to make the required payments. The allowance for credit losses is based on a review of specifically identified accounts and an overall aging analysis applied to accounts pooled based on similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices, and current economic trends based on the Company’s expectations over the expected life of the receivables, generally ninety days or less. Actual credit losses could differ from those estimates.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, when control of promised services or goods is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or goods.

The Company’s contracts with customers may include multiple performance obligations. At contract inception, the Company evaluates the promised goods and services to identify each performance obligation and determines whether each is distinct. If a promised good or service is not distinct, it is combined with other promised goods or services until a distinct performance obligation is identified. For contracts with multiple distinct performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price, which is determined using observable prices when available or estimated using appropriate valuation techniques.

The Company generates revenue from AI-enabled data services, digital transformation solutions, platform-based offerings, and related services. Revenue is recognized either over time or at a point in time, depending on the nature of the performance obligation and the manner in which control is transferred to the customer.

Revenue is primarily recognized over time as the Company’s performance creates or enhances an asset that the customer controls, or as the customer simultaneously receives and consumes the benefits of the Company’s performance. For time-and-materials arrangements, revenue is recognized based on labor hours incurred at contractually agreed rates. For output- or volume-based arrangements, revenue is recognized based on units delivered or transactions processed in the period in which the services are performed. For fixed-fee arrangements, revenue is recognized over time using an appropriate measure of progress, such as costs incurred, labor hours, or achievement of contractual milestones, depending on which method best depicts the transfer of control of the services to the customer.

Revenue from subscription-based and platform services is recognized ratably over the contractual service period as the customer receives continuous access to the Company’s platform or services and simultaneously consumes the benefits provided.

For certain transactional or project-based arrangements, revenue may be recognized at a point in time when control of the promised service is transferred to the customer, which may occur upon completion of the service or upon customer acceptance, if applicable.

The Company may also enter into arrangements to resell third-party goods or services. In such arrangements, the Company evaluates whether it acts as a principal or an agent. The Company recognizes revenue on a gross basis when it controls the specified good or service before it is transferred to the customer, including when the Company is primarily responsible for fulfillment, has discretion in establishing pricing, and bears credit risk. If the Company does not control the specified good or service before transfer, it acts as an agent and recognizes revenue on a net basis in the amount of any fee or commission.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A contract with a customer exists when the parties have approved the arrangement, each party’s rights and payment terms are identifiable, the arrangement has commercial substance, and collection of substantially all consideration is probable. The Company evaluates variable consideration, including performance-based fees, usage-based fees, and penalties, at contract inception and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.8 million for each of the periods ended March 31, 2026 and December 31, 2025. These acquisition costs are amortized over the term of the subscription agreement.

Revenue includes reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Revenue associated with the services provided in one period and billed in a subsequent period is commonly referred to as unbilled revenues and is included under Accounts receivable.

Foreign Currency Translation - The functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, and one of the Company’s subsidiaries in each of the United Kingdom and Canada is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on March 31, 2026 and December 31, 2025 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately $(0.6) million and $0.1 million for the three - month periods ended March 31, 2026 and 2025, respectively.

The functional currency for the Company’s subsidiary in Germany is the Euro. The functional currencies for one of the Company’s subsidiaries in each of the United Kingdom and Canada are the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income or loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from three to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress were $3.3 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively. The cumulative completed capitalized developed software was $26.2 million and $23.1 million as of March 31, 2026 and December 31, 2025, respectively.

Income Taxes – The Company uses the annual effective tax rate method to compute interim tax provisions for financial reporting purposes. In accordance with ASC 740-270, this method involves estimating the annual effective tax rate based on forecasted annual pre-tax book income and expected income tax expense and applying this rate to year-to-date pre-tax income to determine the interim tax provision. The company accounts for discrete items in the quarter in which they occur.

The annual effective tax rate is calculated by dividing the estimated total tax expense for the year by the estimated total pre-tax income for the year. This calculation includes all expected permanent differences, tax credits, and other relevant tax rate reconciling items in accordance with ASC 740.

The Company updates the annual effective tax rate each interim period based on revised forecasts of annual income and tax expense. Adjustments to the interim tax provision will be made as necessary to reflect changes in the estimated annual effective tax rate.

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

In assessing the realization of deferred tax assets, management considered whether it is more likely than not that all or some portion of the deferred tax assets of a subsidiary in Canada will be realizable or not.

As the expectation of future taxable income of this Canadian subsidiary cannot be predicted with reasonable accuracy, the Company continues to maintain a valuation allowance against the deferred tax assets of this subsidiary.

The Company accounts for income taxes regarding uncertain tax positions and recognizes interest and penalties related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations and comprehensive income.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718 and measures all awards, including stock options and restricted stock units (“RSUs”), at their grant-date fair value. The fair value of stock options is estimated using the Black-Scholes model for standard awards or a binomial (lattice) model for awards with more complex features. The fair value of time-based RSUs and performance-based RSUs with non-market conditions is based on the closing market price of the Company’s common stock at the grant date, with compensation expense recognized only when achievement of service and performance conditions is probable. For awards with market conditions, such as total shareholder return, fair value is determined using a Monte Carlo simulation or, where appropriate, a binomial model, and compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately achieved. Compensation expense is recognized over the requisite service period, generally on a straight-line basis, and forfeitures are accounted for as they occur.

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Deferred revenues	$7,154	$7,493

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Balance at the beginning of period	$7,493	$8,010
Net deferred revenue in the period	8,244	6,465
Revenue recognized	(8,569)	(6,607)
Foreign currency translations and other adjustments	(14)	160
Balance at the end of period	$7,154	$8,028

Recently Adopted Accounting Pronouncements - In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU No. 2025-05 provides entities with a practical expedient related to developing reasonable and supportable forecasts as part of estimating expected credit losses, in which entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. The Company adopted these amendments on January 1, 2026 and applied the amendments on a prospective basis. The adoption of ASU 2025-05 did not have an impact on the condensed consolidated financial statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), fourth amendment via ASU No. 2025-01: Disaggregation of Income Statement Expenses”. ASU No. 2024-03 does not change or remove existing expense disclosure requirements but requires disaggregated disclosures about certain expense categories and captions, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. ASU No. 2024-03 will be effective for the Company beginning in fiscal year 2027, and for interim financial reporting beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU No. 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures within the condensed consolidated financial statements.

2.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Gross Accounts receivable	$48,965	$48,606
Allowance for credit losses	(1,349)	(1,181)
Allowance for billing adjustments	(1,672)	(915)
Allowance for volume discounts	(7)	-
Accounts receivable, net	$45,937	$46,510

Effective January 1, 2026, the Company adopted ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company elected to apply the practical expedient permitted under the standard, which assumes that current conditions at the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. The Company applied the standard prospectively to current accounts receivable and current contract assets arising from revenue contracts. Prior period amounts were not adjusted.

Activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$1,181	$1,256
Additions charged to expense	86	-
Write-offs against allowance	(14)	(55)
Foreign currency translation adjustment/reclassification	96	4
Balance at end of period	$1,349	$1,205

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Following the Company’s determination that it operates as a single reporting segment, goodwill is assigned to a single reporting unit. Accordingly, the Company performs its goodwill impairment assessment at the consolidated reporting unit level.

The Company performs its annual impairment test as of September 30. The fair value of the reporting unit is estimated using a combination of the income approach, which incorporates discounted cash flow projections, and the market approach, which utilizes observable market multiples of comparable companies. These valuation methodologies require the use of significant estimates and assumptions, including projected revenues, operating margins, discount rates, and market multiples, and are classified within Level 3 of the fair value hierarchy.

As of September 30, 2025, the Company concluded that the fair value of the reporting unit exceeded its carrying value and no impairment was recognized. The carrying amount of goodwill was $2.1 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026, there were no triggering events to indicate impairment of goodwill.

The change in the carrying amount of goodwill for the three months ended March 31, 2026 was as follows (in thousands):

Balance - January 1, 2026	$2,079
Foreign currency translation adjustment	(26)
Balance - March 31, 2026	$2,053

Intangibles

Information regarding the Company acquired intangible assets and capitalized developed software was as follows (in thousands):

	March 31, 2026
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,011	$(2,986)	$-	$25
Customer relationships	2,066	(2,008)	(1)	57
Trademarks and tradenames	862	(859)	-	3
Patents	42	(42)	-	-
Media Contact Database	3,647	(3,555)	(2)	90
Total Acquired Intangible Assets	$9,628	$(9,450)	$(3)	$175

Capitalized Developed Software
Capitalized Developed Software	$26,164	$(15,472)	$(81)	$10,611
Capitalized Developed Software - in Progress	3,298	-	6	3,304
Total Capitalized Developed Software	$29,462	$(15,472)	$(75)	$13,915

Total	$39,090	$(24,922)	$(78)	$14,090

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2025
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

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended March 31, 2026 and 2025.

Amortization expense relating to capitalized developed software was $1.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
Remaining for 2026	$4,415
2027	4,600
2028	3,268
2029	1,163
2030	588
Thereafter	56
$14,090

4.Income Taxes

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter including excess tax benefits from stock-based compensation and changes in unrecognized tax benefits. In each quarter, the Company updates the annual effective tax rate based on the most recent annual forecast and makes a year-to-date adjustment to the tax provision. The estimated annual effective tax rate is subject to significant volatility due to several factors including the Company’s ability to accurately forecast the pre-tax book income and permanent adjustments in multiple jurisdictions, the effects of benefits related to stock-based compensation and the impact of changes in unrecognized tax benefits.

The Company recorded an income tax provision of approximately $2.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 14.1% and 7.3% for the three months ended March 31, 2026 and 2025, respectively. The difference was primarily attributable to unfavorable U.S. tax implications of Global Intangible Low-Taxed Income (GILTI) in the current quarter.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax provision and effective tax rates for the three months ended March 31, 2026 and 2025, were as follows (amounts in thousands, except percentages):

	For the Three Months
	Ended March 31,
	2026	2025
Provision for income taxes	$2,444	$612
Effective tax rate	14.1%	7.3%

The Company’s effective tax rate for the three months ended March 31, 2026 was 14.1% as compared to the U.S. federal statutory rate of 21%. The difference was primarily attributable to the tax impact of excess tax benefits from share-based compensation, changes in unrecognized tax benefits, foreign tax rate differentials, and unfavorable U.S. tax implications of Global Intangible Low-Taxed Income (GILTI). In addition, the Company’s effective tax rate reflects the impact of state tax planning and apportionment methodologies, which reduced the incremental state income tax impact that would otherwise increase the combined federal and state statutory rate.

The Company’s effective tax rate for the three months ended March 31, 2025 was 7.3% compared to the U.S. federal statutory rate of 21%. The difference was primarily attributable to the favorable effect of stock-based compensation and change in valuation allowance, offset in part by IRS Section 162(m) adjustments and state income tax provisions.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the three months ended March 31, 2026 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2026	$1,162
Increase for current period tax positions	230
Interest accrual	14
Foreign currency translation adjustment	(56)
Balance - March 31, 2026	$1,350

5.Operating Leases

The Company has various lease agreements for its offices and service delivery centers and has determined that the risks and benefits related to these leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. Lease agreements with a term of less than one year are treated as short-term leases and are accounted for separately, as shown in the table below.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Rent expense for long-term operating leases	$378	$314
Rent expense for short-term leases	73	42
Total rent expense	$451	$356

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of March 31, 2026 (in thousands):

Year	Amount
Remaining for 2026	$1,165
2027	1,543
2028	1,151
2029	721
2030	193
2031 and thereafter	-
Total lease payments	4,773
Less: Interest	(674)
Net present value of lease liabilities	$4,099

Current portion	$1,233
Long-term portion	2,866
Total	$4,099

The weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of March 31, 2026 were as follows:

Weighted-average lease term remaining (in months)	35
Weighted-average discount rate	9.14%

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the three months ended March 31, 2026 and 2025, the Company did not make any matching contributions.

Most of the Company’s non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these non-U.S. subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of March 31, 2026, these plans were unfunded. Pension expense for the Company’s foreign subsidiaries totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Components of Net Periodic Pension Cost:

	For the Three Ended March 31,
	2026	2025
Current service cost	$262	$214
Interest cost	149	129
Actuarial loss (gain) recognized	3	(1)
Net periodic pension cost	$414	$342

There were no plan amendments, settlements, or curtailments during the period. The Company does not expect any significant changes to its pension funding requirements or benefit obligations during the remainder of the fiscal year.

7.Long-term obligations

Total long-term obligations as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Pension obligations - accrued pension liability	$9,314	$9,278
Microsoft licenses (1)	2,536	6
	11,850	9,284
Less: Current portion of long-term obligations	2,304	1,659
Total Non-Current portion of long-term obligations	$9,546	$7,625

(1)	In March 2026, the Company renewed a vendor agreement to acquire certain additional software licenses, receive technical support and future software upgrades on software licenses through February 2029. Pursuant to this agreement, the Company is contractually liable to pay approximately $0.9 million annually over the term of the agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.4 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue legal interest at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

On April 27, 2026 the United States District Court for the District of New Jersey granted the Company’s motion, filed in April 2025, to dismiss the Second Amended Complaint filed in April 2025 by David D’Agostino in a putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”). The Securities Class Action complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and alleged, among other things, that the defendants made false and misleading statements regarding the Company’s artificial intelligence (“AI”) technology and services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.Stock Options and Restricted Stock Units

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”) and the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated effective as of April 11, 2022 (the “2021 Plan”, and together with the 2013 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Direct operating costs	$664	$427
Selling and administrative expenses	5,244	2,454
Total stock-based compensation	$5,908	$2,881

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during the three-month period ended March 31, 2026 is presented below:

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	2,639,893	$3.45	5.25	$125,407,354
Granted	-	-	-	-
Exercised	(225,192)	3.12	-	-
Forfeited/Expired	(1)	6.96	-	-
Outstanding at March 31, 2026	2,414,700	$3.48	5.01	$84,863,675

Exercisable at March 31, 2026	2,414,700	$3.48	5.01	$84,863,675

Vested and Expected to vest at March 31, 2026	2,414,700	$3.48	5.01	$84,863,675

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the three-month period ended March 31, 2026 is presented below.

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	568,684	$21.83	7.79	$16,557,907
Granted	-	-	-	-
Exercised	(70,985)	3.57	-	-
Forfeited/Expired	-	-	-	-
Outstanding at March 31, 2026	497,699	$24.44	7.69	$8,217,077

Exercisable at March 31, 2026	320,197	$14.27	7.12	$8,184,527

Vested and Expected to vest at March 31, 2026	497,699	$24.44	7.69	$8,217,077

There were no options granted during the three months ended March 31, 2026.

During the three months ended March 31, 2026, a total of 296,177 options were exercised at an average exercise price of $3.23.

The compensation cost related to non-vested stock options not yet recognized as of March 31, 2026 totaled approximately $4.9 million. The weighted-average period over which these costs will be recognized is 21 months.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during the three-month period ended March 31, 2026 is presented below:

	Number of	Weighted-Average		Weighted-Average
	Performance	Grant Date Fair	Number of	Grant Date
	Restricted Stock Units	Value	Restricted Stock Units	Fair Value
Unvested at January 1, 2026	470,172	$50.95	692,301	$47.22
Granted	-	-	6,072	50.95
Vested	-	-	(6,666)	32.00
Forfeited/Expired	-	-	(9,235)	43.10
Unvested at March 31, 2026	470,172	$50.95	682,472	$47.46

There were no restricted stock units granted to non-employee directors during the three months ended March 31, 2026.

The compensation cost related to non-vested restricted stock units not yet recognized as of March 31, 2026 totaled approximately $48.6 million. The weighted-average period over which these costs will be recognized is 29 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of March 31, 2026 and 2025, and reclassifications from accumulated other comprehensive loss for the three-month periods, are presented below (in thousands):

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2026	$(617)	$(270)	$(1,229)	$(2,116)
Other comprehensive loss before reclassifications, net of taxes	-	(505)	(188)	(693)
Total other comprehensive loss before reclassifications, net of taxes	(617)	(775)	(1,417)	(2,809)
Net amount reclassified to earnings	3	90	-	93
Balance at March 31, 2026	$(614)	$(685)	$(1,417)	$(2,716)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income before reclassifications, net of taxes	-	121	109	230
Total other comprehensive loss before reclassifications, net of taxes	(233)	(274)	(1,733)	(2,240)
Net amount reclassified to earnings	(1)	153	-	152
Balance at March 31, 2025	$(234)	$(121)	$(1,733)	$(2,088)

Taxes related to each component of other comprehensive loss were not material for each of the three-month periods presented and therefore not disclosed separately.

All reclassifications from accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income.

11.Segment reporting and concentrations

The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”).

During the quarter ended March 31, 2026, the Company reassessed its operating and reportable segment structure and concluded that it operates as a single reportable segment. This change reflects a shift in how the Company’s CEO evaluates performance and allocates resources. The CEO now reviews financial results on a consolidated basis and does not regularly review discrete financial information at a level below the consolidated entity for purposes of allocating resources or assessing performance. In addition, the Company’s operations have become increasingly integrated, with shared delivery infrastructure, technology platforms, and workforce supporting its service offerings. As a result, the Company determined that it has one operating and reportable segment.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The U.S. GAAP measures used by the Company’s CEO to evaluate segment performance and allocate resources such as employees, property, and financial or capital resources during the annual budgeting and forecasting process, are Revenues, Gross Profit and Net Income. Performance results are monitored, reviewed, and measured monthly and quarterly by comparing budget and forecast to actual results for profit measures, assessing returns on investment, compensation decisions and changing strategies, if required.

	For the Three Months Ended March 31,
	2026	2025
Revenues	$90,096	$58,344
Direct operating costs (1) (3)	50,304	35,092
Gross profit	39,792	23,252
Selling and administrative expenses (2) (4)	22,892	14,980
Segment operating income	16,900	8,272
Interest income, net	(442)	(127)
Income before provision for income taxes	17,342	8,399
Provision for income taxes	2,444	612
Net Income	$14,898	$7,787

(1)	Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation and depreciation and amortization expense.

A significant portion of the Company’s revenues is generated from its locations in the United States, Philippines, India, Sri Lanka, Canada, Germany, Israel, and the United Kingdom.

Revenues for the three-month periods ended March 31, 2026, and 2025 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
United States	$79,219	$48,897
Canada	3,058	2,723
United Kingdom	2,780	2,426
The Netherlands	2,442	2,165
Others - European countries principally, Germany and Belgium	2,597	2,133
Totals	$90,096	$58,344

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets as of March 31, 2026 and December 31, 2025 by geographic region were comprised of (in thousands):

	March 31,	December 31,
	2026	2025
United States	$12,916	$12,576

Foreign countries:
Canada	6,167	6,325
Philippines	5,105	5,091
India	2,353	2,582
Sri Lanka	766	833
United Kingdom	596	653
Israel	66	56
Germany	5	6
Total foreign	15,058	15,546
Totals	$27,974	$28,122

Long-lived assets include the unamortized balance of right-of-use-assets amounting to $3.8 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively.

One customer generated approximately 56% and 61% of the Company’s total revenues for the three months ended March 31, 2026 and 2025, respectively. Another customer generated approximately 17% of the Company’s total revenues for the three months ended March 31, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 12% and 16% of the Company’s total revenues for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, approximately 9% of the Company’s accounts receivable was due from foreign (principally European) customers and 65% of the Company’s accounts receivable was due from one customer. As of December 31, 2025, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 63% of the Company’s accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of March 31, 2026 and December 31, 2025.

12.Income Per Share

The calculation of the dilutive effect of outstanding options is shown in the table below (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$14,898	$7,787
Weighted average common shares outstanding	32,625	31,434
Dilutive effect of outstanding options and restricted stock units	2,947	3,517
Adjusted for dilutive computation	35,572	34,951

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase 2.9 million shares of common stock for the three months ended March 31, 2026 are outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 564,356 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of March 31, 2026.

Options to purchase 3.7 million shares of common stock for the three months ended March 31, 2025 are outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 449,342 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of March 31, 2025.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $26.2 million and $19.7 million as of March 31, 2026 and December 31, 2025, respectively.

The Company’s forward contracts are at level 2 in the fair value hierarchy.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2026	2025
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$867	$342

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Net gain (loss) recognized in OCI(1)	$(505)	$121
Net loss reclassified from accumulated OCI into income(2)	$90	$153
Net gain recognized in income(3)	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

14.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, July 18, 2025, and March 19, 2026 the Company entered into a second amendment, third amendment, and fourth amendment, respectively, to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $50.0 million (the “Maximum Credit”). The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) 85% of eligible government prime accounts (other than eligible foreign accounts and unbilled accounts), plus (iii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iv) the lesser of (a) 85% of eligible foreign accounts from accounts in a tier 1 country, (b) 20% of all eligible accounts, and (c) $5.0 million, minus (v) reserves. As of March 31, 2026, such borrowing base calculation equaled approximately $37.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the three months ended March 31, 2026 or during the subsequent period through the filing date of this Report.

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

These forward-looking statements are based on management’s current expectations, assumptions and estimates and are subject to a number of risks and uncertainties, including, without limitation, impacts resulting from ongoing geopolitical conflicts; anticipated and actual use cases and outcomes; investments in large language models; that contracts may be terminated by customers; projected or committed volumes of work may not materialize; pipeline opportunities and customer discussions which may not materialize into work or expected volumes of work; the likelihood of continued development of the AI markets, particularly new and emerging markets, that our services support; the ability and willingness of our customers and prospective customers to execute business plans that give rise to requirements for our services; continuing reliance on project-based work and the primarily at-will nature of such contracts and the ability of these customers to reduce, delay or cancel projects; potential inability to replace projects that are completed, canceled or reduced; revenue concentration among a limited number of customers; our dependency on third-party providers and partners; our ability to achieve revenue and growth targets; difficulty in integrating and deriving synergies from acquisitions, joint ventures and strategic investments; potential undiscovered liabilities of companies and businesses that we may acquire; potential impairment of the carrying value of goodwill and other acquired intangible assets of companies and businesses that we acquire; a continued downturn in or depressed market conditions; changes in external market factors; the potential effects of U.S. global trade and monetary policy, including the interest rate policies of the Federal Reserve; changes in our business or growth strategy; the emergence of new, or growth in existing competitors; various other competitive and technological factors; our use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or company information, or service interruptions; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

Our actual results could differ materially from the results referred to in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 and in our other filings that we may make with the SEC.

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

AI-Enabled Industry Platforms

We offer a range of AI-enabled platforms and solutions that support data transformation, analytics, and workflow automation across industries, including solutions that convert medical records into structured digital data for use in insurance and healthcare applications, as well as media intelligence and public relations workflow software enhanced with AI-driven monitoring, analytics, and content capabilities.

These offerings operate within a unified technology and service delivery model and leverage shared data, infrastructure, and artificial intelligence capabilities. We continue to invest in these solutions to incorporate advances in artificial intelligence, with a focus on reliability, transparency, and user trust.

We now operate under one single segment.

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

For further information, refer to the risk factor titled “Quarterly fluctuations in our revenues and results of operations could make financial forecasting difficult and could negatively affect our stock price.” in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Segment Reporting

Effective for the quarter ended March 31, 2026, the Company revised its segment reporting structure. Previously, we reported three segments; following a change in the CODM’s approach, we now report as a single segment. This change was made to align segment reporting with the CODM’s resource allocation and performance assessment process. For additional information, refer to Note 11 to the financial statements.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenues less direct operating costs attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP, plus depreciation and amortization of intangible assets, stock-based compensation and other one-time costs included within direct operating cost.

We define Adjusted Gross Margin by dividing Adjusted Gross Profit over total U.S. GAAP revenues.

We use Adjusted Gross Profit and Adjusted Gross Margin to evaluate results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three-month periods ended March 31, 2026 and 2025 (in thousands).

	For the Three Months Ended March 31,
	2026	2025
Gross Profit attributable to Innodata Inc. and Subsidiaries	$39,792	$23,252
Depreciation and amortization	2,119	1,544
Stock-based compensation	664	427
Adjusted Gross Profit	$42,575	$25,223

Gross Margin	44%	40%
Adjusted Gross Margin	47%	43%

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

The following table contains a reconciliation of U.S. GAAP net income (loss) attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three-month periods ended March 31, 2026 and 2025 (in thousands).

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$14,898	$7,787
Provision for income taxes	2,444	612
Interest (income), net	(442)	(127)
Depreciation and amortization	2,176	1,563
Stock-based compensation	5,908	2,881
Adjusted EBITDA	$24,984	$12,716

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended March 31, 2026 and 2025

Revenues

Total revenues were $90.1 million and $58.3 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $31.8 million or approximately 54%. Revenue increased primarily due to higher volume for AI-related data services, including the expansion of existing customer programs and new client engagements supporting more complex AI workflows.

One customer generated approximately 56% and 61% of the Company’s total revenues for the three months ended March 31, 2026 and 2025, respectively. Another customer generated approximately 17% of the Company’s total revenues for the three months ended March 31, 2026. No other customer accounted for 10% or more of total revenues during these periods. Foreign revenues from non-U.S. customers accounted for 12% and 16% of the Company’s total revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Direct operating costs were $50.3 million and $35.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $15.2 million or approximately 43%. The cost increase was primarily attributable to an increase in headcount to support higher volumes of AI-related services and expanded customer engagements.

The increase in direct operating costs includes $14.3 million from direct and indirect labor-related costs, primarily driven by new hires, incentive compensation, salary increases and severance. Additional increases included cloud service subscriptions of $1.0 million, driven by increased cloud usage and data processing requirements in support of higher revenues, AI-related services and expanded customer engagements, depreciation and amortization of capitalized developed software of $0.6 million, shipping costs of $0.6 million, content-related costs of $0.2 million, occupancy-related costs of $0.2 million, offset in part by a reduction in recruitment fees of $0.9 million and a favorable impact of foreign exchange rate fluctuations of $0.8 million. Direct operating costs as a percentage of total revenues were 56% and 60% for the three months ended March 31, 2026 and 2025, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to higher revenues, offset in part by increased direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $39.8 million and $23.2 million for the three months ended March 31, 2026 and 2025, respectively. The $16.6 million increase in gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin was 44% and 40% for the three months ended March 31, 2026 and 2025, respectively. The increase in gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were approximately $22.9 million and $15.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $7.9 million or approximately 53%. The increase in selling and administrative expenses was primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we continue to invest in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $8.5 million, driven by new hires, salary increases, incentives and bonuses. Additional increases included higher business software subscriptions of $0.5 million, travel and entertainment costs of $0.2 million, an increase in the provision for credit losses of $0.1 million and an increase in other selling and administrative expenses of $0.3 million, offset by lower professional and recruitment fees of $1.5 million, marketing-related expenses of $0.1 million and a favorable impact of foreign exchange rate fluctuations of $0.1 million. Selling and administrative expenses as a percentage of total revenues were approximately 25% and 26% for the three months ended March 31, 2026 and 2025, respectively. The decrease in selling and administrative expenses as a percentage of total revenues was primarily attributable to higher revenues, offset in part by increased selling and administrative expenses.

Income Taxes

We recorded an income tax provision of approximately $2.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 14.1% and 7.3% for the three months ended March 31, 2026 and 2025, respectively. The difference was primarily attributable to unfavorable U.S. tax implications of Global Intangible Low-Taxed Income (GILTI) in the current quarter.

In each quarter, we will update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of income (loss) before provision for income taxes in multiple jurisdictions, the effects of tax law changes, and the U.S. tax implications related to Global Intangible Low-Taxed Income.

(Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the three-month periods ended March 31, 2026 and 2025).

Net Income

Net income was $14.9 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively. The $7.1 million increase was a result of higher revenue, offset in part by higher direct operating costs and higher selling and administrative expenses in the current quarter.

Earnings per share

Basic and diluted earnings per share were $0.46 and $0.42, respectively, compared to $0.25 and $0.22, respectively, for the three months ended March 31, 2026 and 2025, respectively, a per share increase of $0.21 for basic earnings per share and $0.20 for diluted earnings per share. Earnings per share increased for the quarter due to continued improvement in profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $42.6 million and $25.2 million for the three months ended March 31, 2026 and 2025, respectively. The $17.4 million increase in adjusted gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin was 47% and 43% for the three months ended March 31, 2026 and 2025, respectively. The increase in adjusted gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $25.0 million and $12.7 million for the three months ended March 31, 2026 and 2025, respectively. The $12.3 million increase in Adjusted EBITDA was due to higher net income, higher stock-based compensation and depreciation and amortization, offset in part by higher interest income in the current quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$117,366	$82,230
Working capital	104,017	84,862

On March 31, 2026, we had cash and cash equivalents of $117.4 million, of which $16.0 million was held by our foreign subsidiaries, and $101.4 million was held in the United States.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of March 31, 2026, we had working capital of approximately $104.0 million, as compared to working capital of approximately $84.9 million as of December 31, 2025. The increase in working capital is due to increased collections from higher revenues, offset in part by higher operating expenses associated with increased headcount to support higher volumes of AI-related services and expanded customer engagements.

We did not have any material commitments for capital expenditures as of March 31, 2026.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

We maintain a revolving line of credit facility. See Note 14, Line of Credit, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the three months ended March 31, 2026 was $37.3 million resulting from net income of $14.9 million, adjusted for non-cash expenses of $6.6 million and an increase in working capital of $15.8 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the three months ended March 31, 2025 was $10.8 million resulting from net income of $7.8 million, adjusted for non-cash expenses of $4.9 million and a decrease in working capital of $1.9 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

For each of the three months ended March 31, 2026 and 2025, cash used in our investing activities was $2.4 million. These capital expenditures were principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $12.1 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $0.9 million primarily from proceeds of stock option exercises of $1.0 million, offset in part by withholding taxes on net settlement of restricted stock awards of $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2025 was $0.9 million primarily from proceeds of stock option exercises of $1.0 million, offset in part by payment of long-term obligations of $0.1 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for credit losses and billing adjustments, long-lived assets, intangible assets, goodwill, valuation of deferred tax assets and income tax provision, value of securities underlying stock-based compensation, litigation accruals, pension benefits, valuation of derivative instruments and estimated accruals for various tax exposures. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates and could have a significant adverse effect on our condensed consolidated results of operations and financial position.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors associated with our business previously disclosed. For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended March 31, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Employment Agreement, by and between Innodata Inc. and Rahul Singhal effective January 1, 2026 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 10, 2026).

10.2*

Amendment Number 3 to Employment Agreement, by and between Innodata Inc. and Jack Abuhoff, as amended, effective as of February 1, 2009 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 10, 2026).

10.3

Fourth Amendment to the Credit Agreement, dated as of March 19, 2026, to Credit Agreement dated as of April 4, 2023, by and among Innodata Inc., Innodata Synodex, LLC, Innodata Docgenix, LLC, Agility PR Solutions LLC, and Innodata Services, LLC as borrowers, and Wells Fargo Bank, National Association, as lender (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 24, 2026).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	May 7, 2026	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer and President

Date:	May 7, 2026	/s/ Marissa B. Espineli
Marissa B. Espineli
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)