Form 10-Q
period 2026-06-30
INNODATA INC
filed 2026-08-06
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of July 31, 2026 was 34,382,651.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended June 30, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$240,278	$82,216
Short term investments	10,093	14
Accounts receivable, net of allowance for credit losses	47,560	46,510
Prepaid expenses and other current assets	22,833	6,654
Total current assets	320,764	135,394
Property and equipment, net	8,392	7,966
Right-of-use-asset, net	3,571	4,094
Other assets	3,206	1,648
Deferred income taxes, net	4,515	3,429
Intangibles, net	14,189	13,983
Goodwill	2,036	2,079
Total assets	$356,673	$168,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,039	$9,615
Advances from customers	66,962	1,812
Accrued expenses and other liabilities	36,346	7,800
Accrued salaries, wages and related benefits	15,568	16,480
Deferred revenues	6,246	7,493
Income and other taxes	3,900	4,471
Long-term obligations - current portion	2,255	1,659
Operating lease liability - current portion	1,287	1,202
Total current liabilities	185,603	50,532
Deferred income taxes, net	47	146
Long-term obligations, net of current portion	8,944	7,625
Operating lease liability, net of current portion	2,545	3,228
Total liabilities	197,139	61,531
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value; 75,000 shares authorized; 37,560 shares issued and 34,376 shares outstanding at June 30, 2026 and 35,521 shares issued and 32,337 shares outstanding at December 31, 2025	376	355
Additional paid-in capital	88,138	64,213
Retained earnings	80,468	51,158
Accumulated other comprehensive loss	(2,900)	(2,116)
	166,082	113,610
Less: treasury stock, 3,184 shares at June 30, 2026 and December 31, 2025, at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	159,617	107,145
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	159,534	107,062
Total liabilities and stockholders’ equity	$356,673	$168,593

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2026	2025
Revenues	$92,142	$58,393
Direct operating costs	49,682	35,370
Selling and administrative expenses	26,600	14,112
Interest income, net	(1,695)	(577)
	74,587	48,905
Income before provision for income taxes	17,555	9,488

Provision for income taxes	3,143	2,269
Consolidated net income	14,412	7,219
Income attributable to non-controlling interests	-	-
Net Income attributable to Innodata Inc. and Subsidiaries	$14,412	$7,219

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.43	$0.23
Diluted	$0.41	$0.20

Weighted average shares outstanding:
Basic	33,468	31,785
Diluted	34,771	35,301

Comprehensive Income:
Consolidated net income	$14,412	$7,219
Pension liability adjustment, net of taxes	3	(35)
Foreign currency translation adjustment	(264)	582
Change in fair value of derivatives, net of taxes	77	248
Other comprehensive income (loss)	(184)	795
Total comprehensive income	14,228	8,014
Comprehensive income attributed to non-controlling interest	-	-
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$14,228	$8,014

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2026	2025
Revenues	$182,238	$116,737
Direct operating costs	99,986	70,462
Selling and administrative expenses	49,492	29,092
Interest income, net	(2,137)	(704)
	147,341	98,850
Income before provision for income taxes	34,897	17,887

Provision for income taxes	5,587	2,881
Consolidated net income	29,310	15,006
Income attributable to non-controlling interests	-	-
Net Income attributable to Innodata Inc. and Subsidiaries	$29,310	$15,006

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.89	$0.47
Diluted	$0.86	$0.43

Weighted average shares outstanding:
Basic	33,044	31,609
Diluted	34,268	35,120

Comprehensive Income:
Consolidated net income	$29,310	$15,006
Pension liability adjustment, net of taxes	6	(36)
Foreign currency translation adjustment	(452)	691
Change in fair value of derivatives, net of taxes	(338)	522
Other comprehensive income (loss)	(784)	1,177
Total comprehensive income	28,526	16,183
Comprehensive income attributed to non-controlling interest	-	-
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$28,526	$16,183

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$29,310	$15,006
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	13,104	5,602
Depreciation and amortization	4,475	3,164
Deferred income taxes	(1,175)	1,355
Pension cost	818	672
Changes in operating assets and liabilities:
Accounts receivable	(1,228)	(5,716)
Prepaid expenses and other current assets	(15,384)	(387)
Other assets	236	(76)
Accounts payable, accrued expenses and other liabilities	71,924	26
Advances from customers	65,150	-
Deferred revenues	(1,247)	(1,525)
Accrued salaries, wages and related benefits	(894)	(1,490)
Income and other taxes	(532)	(1,529)
Pension benefit payments	(116)	(112)
Net cash provided by operating activities	164,441	14,990

Cash flows from investing activities:
Capital expenditures	(5,309)	(4,058)
Purchase of short term investments	(10,079)	-
Net cash used in investing activities	(15,388)	(4,058)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,904	1,468
Withholding taxes on net settlement of restricted stock units	(62)	-
Payment of long-term obligations	(877)	(117)
Net cash provided by financing activities	9,965	1,351

Effect of exchange rate changes on cash and cash equivalents	(956)	612

Net increase in cash and cash equivalents	158,062	12,895

Cash and cash equivalents, beginning of period	82,216	46,897
Cash and cash equivalents, end of period	$240,278	$59,792

Supplemental disclosures of cash flow information:
Vendor financed software licenses acquired	$2,527	$-
Shares withheld for withholding taxes on net settlement for restricted stock	$62	$-
Cash paid for income taxes	$8,205	$2,670

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2026	35,521	$355	$64,213	$51,158	$(2,116)	(3,184)	$(6,465)	$(83)	$107,062
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	14,898	-	-	-	-	14,898
Stock-based compensation	-	-	5,908	-	-	-	-	-	5,908
Stock option exercises	296	3	954	-	-	-	-	-	957
Issuance of restricted stock units	22	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(50)	-	-	-	-	-	(50)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	(188)	-	-	-	(188)
Change in fair value of derivatives, net of taxes	-	-	-	-	(415)	-	-	-	(415)
March 31, 2026	35,839	$358	$71,025	$66,056	$(2,716)	(3,184)	$(6,465)	$(83)	$128,175
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	14,412	-	-	-	-	14,412
Stock-based compensation	-	-	7,196	-	-	-	-	-	7,196
Stock option exercises	1,713	18	9,929	-	-	-	-	-	9,947
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(12)	-	-	-	-	-	(12)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	(264)	-	-	-	(264)
Change in fair value of derivatives, net of taxes	-	-	-	-	77	-	-	-	77
June 30, 2026	37,560	$376	$88,138	$80,468	$(2,900)	(3,184)	$(6,465)	$(83)	$159,534

January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Issuance of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,219	-	-	-	-	7,219
Stock-based compensation	-	-	2,721	-	-	-	-	-	2,721
Stock option exercises	92	1	504	-	-	-	-	-	505
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(35)	-	-	-	(35)
Foreign currency translation adjustment	-	-	-	-	582	-	-	-	582
Change in fair value of derivatives, net of taxes	-	-	-	-	248	-	-	-	248
June 30, 2025	35,029	$350	$60,150	$33,983	$(1,293)	(3,184)	$(6,465)	$(83)	$86,642

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of June 30, 2026 and December 31, 2025, the results of its operations and comprehensive income for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, and stockholders’ equity for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Use of Estimates - In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are reasonable. Actual results could differ from those estimates. Significant estimates include those related to the allowance for credit losses and billing adjustments, useful life of property and equipment, right-of-use-assets, intangible assets, impairment of goodwill and intangible assets, valuation of deferred tax assets and income tax provision, valuation of stock-based compensation, pension benefit plan assumptions, litigation accruals and estimated accruals for various tax exposures.

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

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At June 30, 2026, the Company had cash and cash equivalents of $240.3 million, of which $31.3 million was held by its foreign subsidiaries and $209.0 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable - Accounts receivable is generally recorded at the invoiced amounts, net of an allowance for expected credit losses, allowance for billing adjustments and volume discounts. The Company records billing adjustments relating to quality issues on delivered services, service penalties and price adjustments that may arise in the ordinary course of business. The adjustments for the allowance for billing adjustments and volume discounts are recorded as a reduction in revenues.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $0.9 million and $0.8 million for the periods ended June 30, 2026 and December 31, 2025.

Revenue includes reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Revenue associated with the services provided in one period and billed in a subsequent period is commonly referred to as unbilled revenues and is included under Accounts receivable.

Foreign Currency Translation - The Company determines the functional currency of each subsidiary based on the currency of the primary economic environment in which the subsidiary operates, and as such, the functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, and one of the Company’s subsidiaries in each of the United Kingdom and Canada is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on June 30, 2026 and December 31, 2025 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately ($21,000) and $206,000 for the three months ended June 30, 2026 and 2025, respectively and ($615,000) and $314,000 for the six months ended June 30, 2026 and 2025, respectively.

For certain foreign subsidiaries, the local currency is the functional currency because their operations are relatively self-contained and integrated within their local economic environments and they primarily generate and expend local-currency cash flows. The functional currency for the Company’s subsidiary in Germany is the Euro. The functional currencies for one of the Company’s subsidiaries in each of the United Kingdom and Canada are the Pound Sterling and the Canadian dollar, respectively. The financial statements of these subsidiaries are prepared in their respective currencies. Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted-average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income or loss in stockholders’ equity. Foreign exchange transaction gains or losses are included in direct operating costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from two to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress were $3.2 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively. The cumulative completed capitalized developed software was $27.8 million and $23.1 million as of June 30, 2026 and December 31, 2025, respectively.

Advances from Customers – Represent cash received from customers in advance of the delivery of goods or services or the incurrence of project-related costs. These amounts are recorded as liabilities until the related obligations are fulfilled or otherwise settled in accordance with the applicable customer agreement. As of June 30, 2026 and December 31, 2025, advances from customers for unfulfilled obligations were $67.0 million and $1.8 million, respectively. In addition, as of June 30, 2026, $61.8 million of such project costs that had been incurred but remained unpaid and is included in accounts payable and accrued expenses.

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

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718 and measures all awards, including stock options and restricted stock units (“RSUs”), at their grant-date fair value. The fair value of stock options is estimated using the Black-Scholes model for standard awards or a binomial (lattice) model for awards with more complex features. The fair value of time-based RSUs and performance-based RSUs with non-market conditions is based on the closing market price of the Company’s common stock at the grant date, with compensation expense recognized only when achievement of service and performance conditions is probable. For awards with market conditions, such as total shareholder return, fair value is determined using a Monte Carlo simulation or, where appropriate, a binomial model, and compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately achieved. Stock-based compensation expense for the awards that vest based solely on service conditions and for awards with market conditions is generally recognized on a straight-line basis over the requisite service period. Compensation expense for awards with non-market financial performance conditions is recognized only when achievement of the applicable performance condition is probable and is recognized over the requisite service period using an attribution method appropriate to the award’s vesting terms. Forfeitures are accounted for as they occur.

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Deferred revenues	$6,246	$7,493

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at the beginning of period	$7,154	$8,028	$7,493	$8,010
Net deferred revenue in the period	7,522	6,110	15,766	12,575
Revenue recognized	(8,566)	(8,001)	(17,135)	(14,608)
Foreign currency translations and other adjustments	136	348	122	508
Balance at the end of period	$6,246	$6,485	$6,246	$6,485

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU No. 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU No. 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning in fiscal year 2028. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s financial statements and disclosures within the condensed consolidated financial statements.

2.Short term investments

Short-term investments include investments made by the Company in U.S. Treasury Notes and certificates of deposit which are considered as highly liquid investments having an original maturity period of more than three months but less than one year from the balance sheet date. The Company classifies its investment in U.S. Treasury Notes as held-to-maturity as it has the positive intent and ability to hold these investments until maturity. Held-to-maturity investments are carried at amortized cost.

The following table summarizes the Company’s short-term investments (in thousands):

	June 30,	December 31,
	2026	2025

U.S. Treasury Notes	$10,079	$-
Certificates of deposit	14	$14
Total	$10,093	$14

The Company evaluates its held-to-maturity investments for expected credit losses in accordance with ASC 326. As of June 30, 2026, no allowance for credit losses was recorded, as the risk of non-payment associated with investments was considered insignificant. As of June 30, 2026, the fair market value of U.S. Treasury Notes was $9.9 million. The estimated fair value of held-to-maturity U.S. Treasury Notes is disclosed for informational purposes only and does not affect the carrying amount reported in the condensed consolidated balance sheets.

3.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Gross Accounts receivable	$49,492	$48,606
Allowance for credit losses	(487)	(1,181)
Allowance for billing adjustments	(1,431)	(915)
Allowance for volume discounts	(14)	-
Accounts receivable, net	$47,560	$46,510

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$1,349	$1,205	$1,181	$1,256
Provision for expected credit losses	3	79	89	79
Recoveries collected	(845)	-	(845)	-
Write-offs against allowance	(18)	(16)	(32)	(71)
Foreign currency translation adjustment/reclassification	(2)	6	94	10
Balance at end of period	$487	$1,274	$487	$1,274

4.Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025

Advance to Supplier	$14,049	$409
Advance Income Taxes (net of liabilities)	2,734	1,194
Prepayments and others	6,050	5,051
Total	$22,833	$6,654

5.Goodwill and Intangible Assets

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

As of September 30, 2025, the Company concluded that the fair value of the reporting unit exceeded its carrying value and no impairment was recognized. The carrying amount of goodwill was $2.0 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were no triggering events to indicate impairment of goodwill.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in the carrying amount of goodwill for the six months ended June 30, 2026 was as follows (in thousands):

Balance - January 1, 2026	$2,079
Foreign currency translation adjustment	(43)
Balance - June 30, 2026	$2,036

Intangibles

Information regarding the Company’s acquired intangible assets and capitalized developed software was as follows (in thousands):

	June 30, 2026
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,011	$(3,011)	$-	$-
Customer relationships	2,066	(2,051)	(1)	14
Trademarks and tradenames	862	(862)	-	-
Patents	42	(42)	-	-
Media Contact Database	3,647	(3,646)	(1)	-
Total Acquired Intangible Assets	$9,628	$(9,612)	$(2)	$14

Capitalized Developed Software
Capitalized Developed Software	$27,810	$(16,689)	$(192)	$10,929
Capitalized Developed Software - in Progress	3,239	-	7	3,246
Total Capitalized Developed Software	$31,049	$(16,689)	$(185)	$14,175

Total	$40,677	$(26,301)	$(187)	$14,189

	December 31, 2025
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,834)	$3	$50
Customer relationships	1,965	(1,874)	9	100
Trademarks and tradenames	840	(835)	1	6
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,359)	15	184
Total Acquired Intangible Assets	$9,254	$(8,942)	$28	$340

Capitalized Developed Software
Capitalized Developed Software	$23,137	$(13,933)	$254	$9,458
Capitalized Developed Software - in Progress	4,180	-	5	4,185
Total Capitalized Developed Software	$27,317	$(13,933)	$259	$13,643

Total	$36,571	$(22,875)	$287	$13,983

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense relating to acquired intangible assets was $0.2 million for each of the three-month periods ended June 30, 2026 and 2025. Amortization expense relating to acquired intangible assets was $0.4 million for each of the six-month periods ended June 30, 2026 and 2025.

Amortization expense relating to capitalized developed software was $1.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense relating to capitalized developed software was $2.3 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
Remaining for 2026	$3,099
2027	5,204
2028	3,745
2029	1,600
2030	485
2031 and thereafter	56
$14,189

6.Income Taxes

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

The following table provides effective tax rate information for the three and six months ended June 30, 2026 and 2025:

Effective tax rate information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Amounts in thousands	2026	2025	2026	2025
Income before provision for income taxes	$17,555	$9,488	$34,897	$17,887
Provision for income taxes	$3,143	$2,269	$5,587	$2,881
Effective tax rate	17.9%	23.9%	16.0%	16.1%

The Company’s tax provision for the three and six months ended June 30, 2026 was favorably impacted by net windfalls related to stock-based compensation, partially offset by IRS section 162(m) adjustments, the U.S tax implications of Global Intangible Low Taxed Income (GILTI) and the impact of foreign exchange fluctuations.

The Company’s overall effective tax rate for the six months ended June 30, 2026, after discrete adjustments differs from the U.S. federal statutory rate of 21% due to the favorable effect of stock-based compensation, partially offset by IRS section 162(m) adjustments, the U.S. tax implications of Global Intangible Low Taxed Income (GILTI) and the impact of foreign exchange fluctuations.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company’s effective tax rate reflects the impact of state tax planning and apportionment methodologies, which reduced the incremental state income tax impact that would otherwise increase the combined federal and state statutory rate.

The Company’s effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal statutory rate of 21% due to the favorable effect of stock-based compensation and change in valuation allowance, offset in part by IRS section 162(m) adjustments, state income tax provisions and tax effect of foreign operations.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the six months ended June 30, 2026 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2026	$1,162
Increase for current period tax positions	55
Decrease for prior year tax positions	(313)
Interest accrual	31
Foreign currency translation adjustment	(57)
Balance - June 30, 2026	$878

7.Operating Leases

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Rent expense for long-term operating leases	$378	$314	$757	$629
Rent expense for short-term leases	124	48	197	89
Total rent expense	$502	$362	$954	$718

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of June 30, 2026 (in thousands):

Year	Amount
Remaining for 2026	$785
2027	1,550
2028	1,163
2029	724
2030 and thereafter	192
Total lease payments	4,414
Less: Interest	(582)
Net present value of lease liabilities	$3,832

Current portion	$1,287
Long-term portion	2,545
Total	$3,832

The supplemental information, weighted average remaining lease terms and discount rates for all of the Company’s operating leases as of June 30, 2026 were as follows:

Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$757
Right-of-use assets obtained in exchange for new operating lease liabilities	$37

Weighted-average lease term remaining (in months)	33
Weighted-average discount rate	9.14%

8.Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the three and six months ended June 30, 2026 and 2025, the Company did not make any matching contributions.

Most of the Company’s non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these non-U.S. subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of June 30, 2026, these plans were unfunded. Pension expense for the Company’s foreign subsidiaries totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Components of Net Periodic Pension Cost:

	For the Three Ended June 30,		For the Six Ended June 30,
	2026	2025	2026	2025
Current service cost	$255	$198	$517	$412
Interest cost	146	131	295	260
Actuarial loss recognized	3	1	6	-
Net periodic pension cost	$404	$330	$818	$672

There were no plan amendments, settlements, or curtailments during the period. The Company does not expect any significant changes to its pension funding requirements or benefit obligations during the remainder of the fiscal year.

9.Long-term obligations

Total long-term obligations as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Pension obligations - accrued pension liability	$9,534	$9,278
Microsoft licenses (1)	1,665	6
	11,199	9,284
Less: Current portion of long-term obligations	2,255	1,659
Total Non-Current portion of long-term obligations	$8,944	$7,625

(1)	In March 2026, the Company renewed a vendor agreement to acquire certain additional software licenses, receive technical support and future software upgrades on software licenses through February 2029. Pursuant to this agreement, the Company is contractually liable to pay approximately $0.9 million annually over the term of the agreement.

10.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.3 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue legal interest at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 10, 2026 the United States District Court for the District of New Jersey dismissed with prejudice the putative class action captioned D’Agostino v. Innodata Inc., et al., in the United States District Court for the District of New Jersey against the Company and certain of its current and former officers (the “Securities Class Action”).

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

11.Stock Options and Restricted Stock Units

Equity Compensation Plans

On April 20, 2026, the Company adopted the Amended and Restated Innodata Inc. Equity Compensation Plan (the “2026 Plan”), which was approved by the Company’s stockholders on June 4, 2026. The 2026 Plan amends and restates the Innodata Inc. 2021 Equity Compensation Plan, as amended and restated (the “2021 Plan”). The 2021 Plan was originally approved by the Board on April 8, 2021, and approved by stockholders on June 8, 2021, and was amended and restated effective as of April 11, 2022.

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”, and together with the 2021 Plan, and the 2026 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct operating costs	$680	$441	$1,345	$868
Selling and administrative expenses	6,516	2,280	11,759	4,734
Total stock-based compensation	$7,196	$2,721	$13,104	$5,602

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during the six-month period ended June 30, 2026 is presented below:

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	2,639,893	$3.45	5.25	$125,407,354
Granted	-	-	-	-
Exercised	(1,788,120)	4.31	-	-
Forfeited/Expired	(2)	6.96	-	-
Outstanding at June 30, 2026	851,771	$1.63	3.66	$62,990,872

Exercisable at June 30, 2026	851,771	$1.63	3.66	$62,990,872

Vested and Expected to vest at June 30, 2026	851,771	$1.63	3.66	$62,990,872

2021 Plan

A summary of option activity under the 2021 Plan and changes during the six-month period ended June 30, 2026 is presented below.

			Weighted-Average
		Weighted - Average	Remaining Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	568,684	$21.83	7.79	$16,557,907
Granted	-	-	-	-
Exercised	(220,804)	14.46	-	-
Forfeited/Expired	-		-	-
Outstanding at June 30, 2026	347,880	$26.51	7.56	$17,069,382

Exercisable at June 30, 2026	170,378	$9.56	6.60	$11,249,007

Vested and Expected to vest at June 30, 2026	347,880	$26.51	7.56	$17,069,382

There were no options granted during the six months ended June 30, 2026.

During the six months ended June 30, 2026, a total of 2,008,924 options were exercised at an average exercise price of $5.43.

The compensation cost related to non-vested stock options not yet recognized as of June 30, 2026 totaled approximately $4.2 million. The weighted-average period over which these costs will be recognized is 18 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during the six-month period ended June 30, 2026 is presented below:

	Number of	Weighted-Average		Weighted-Average
	Performance	Grant Date Fair	Number of	Grant Date
	Restricted Stock Units	Value	Restricted Stock Units	Fair Value
Unvested at January 1, 2026	470,172	$50.95	692,301	$47.22
Granted	-	-	11,996	85.79
Vested	-	-	(17,898)	43.71
Forfeited/Expired	-	-	(20,211)	46.99
Unvested at June 30, 2026	470,172	$50.95	666,188	$48.02

During the six months ended June 30, 2026, the Company granted 5,924 restricted stock units to non-employee directors. The remaining 6,072 restricted stock units were granted to employees.

The compensation cost related to non-vested restricted stock units not yet recognized as of June 30, 2026 totaled approximately $42.3 million. The weighted-average period over which these costs will be recognized is 26 months.

12.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of June 30, 2026 and 2025, and reclassifications from accumulated other comprehensive loss for the three and six-month periods, are presented below (in thousands):

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2026	$(614)	$(685)	$(1,417)	$(2,716)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(173)	(264)	(437)
Total other comprehensive loss before reclassifications, net of taxes	(614)	(858)	(1,681)	(3,153)
Net amount reclassified to earnings	3	250	-	253
Balance at June 30, 2026	$(611)	$(608)	$(1,681)	$(2,900)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2026	$(617)	$(270)	$(1,229)	$(2,116)
Other comprehensive income (loss) before reclassifications, net of taxes	-	(678)	(452)	(1,130)
Total other comprehensive loss before reclassifications, net of taxes	(617)	(948)	(1,681)	(3,246)
Net amount reclassified to earnings	6	340	-	346
Balance at June 30, 2026	$(611)	$(608)	$(1,681)	$(2,900)

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Foreign Currency
	Pension Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at April 1, 2025	$(234)	$(121)	$(1,733)	$(2,088)
Other comprehensive income before reclassifications, net of taxes	(36)	265	582	811
Total other comprehensive loss before reclassifications, net of taxes	(270)	144	(1,151)	(1,277)
Net amount reclassified to earnings	1	(17)	-	(16)
Balance at June 30, 2025	$(269)	$127	$(1,151)	$(1,293)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income (loss) before reclassifications, net of taxes	(36)	386	691	1,041
Total other comprehensive loss before reclassifications, net of taxes	(269)	(9)	(1,151)	(1,429)
Net amount reclassified to earnings	-	136	-	136
Balance at June 30, 2025	$(269)	$127	$(1,151)	$(1,293)

Taxes related to each component of other comprehensive loss were not material for each of the three-month periods presented and therefore not disclosed separately.

All reclassifications from accumulated other comprehensive income (loss) had an impact on direct operating costs in the condensed consolidated statements of operations and comprehensive income.

13.Segment reporting and concentrations

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$92,142	$58,393	$182,238	$116,737
Direct operating costs (1) (3)	49,682	35,370	99,986	70,462
Gross profit	42,460	23,023	82,252	46,275
Selling and administrative expenses (2) (4)	26,600	14,112	49,492	29,092
Segment operating income	15,860	8,911	32,760	17,183
Interest income, net	(1,695)	(577)	(2,137)	(704)
Income before provision for income taxes	17,555	9,488	34,897	17,887
Provision for income taxes	3,143	2,269	5,587	2,881
Net Income	$14,412	$7,219	$29,310	$15,006

(1)	Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, AI technology subscriptions, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, AI technology subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation and depreciation and amortization expense.

A significant portion of the Company’s revenues is generated from its locations in the United States, Philippines, India, Sri Lanka, Canada, Germany, Israel, and the United Kingdom.

Revenues for the three and six-month periods ended June 30, 2026, and 2025 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$79,860	$48,563	$159,079	$97,460
Canada	3,326	2,955	6,384	5,678
United Kingdom	2,950	2,470	5,729	4,897
The Netherlands	2,201	2,277	4,643	4,442
Others - European countries principally, Germany and Belgium	3,805	2,128	6,403	4,260
Totals	$92,142	$58,393	$182,238	$116,737

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets as of June 30, 2026 and December 31, 2025 by geographic region were comprised of (in thousands):

	June 30,	December 31,
	2026	2025
United States	$13,614	$12,576

Foreign countries:
Canada	6,024	6,325
Philippines	5,051	5,091
India	2,179	2,582
Sri Lanka	715	833
United Kingdom	546	653
Israel	55	56
Germany	4	6
Total foreign	14,574	15,546
Totals	$28,188	$28,122

Long-lived assets include the unamortized balance of right-of-use-assets amounting to $3.6 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively.

One customer generated approximately 37% and 58% of the Company’s total revenues for the three months ended June 30, 2026 and 2025, respectively. Another customer generated approximately 34% of the Company’s total revenues for the three months ended June 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 13% and 17% of the Company’s total revenues for the three months ended June 30, 2026 and 2025, respectively.

One customer generated approximately 46% and 59% of the Company’s total revenues for the six months ended June 30, 2026 and 2025, respectively. Another customer generated approximately 26% of the Company’s total revenues for the six months ended June 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 13% and 17% of the Company’s total revenues for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, approximately 13% of the Company’s accounts receivable was due from foreign (principally European) customers and 66% of the Company’s accounts receivable was due from two customers. As of December 31, 2025, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 63% of the Company’s accounts receivable was due from two customers. No other customer accounted for 10% or more of the accounts receivable as of June 30, 2026 and December 31, 2025.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.Income Per Share

The calculation of the dilutive effect of outstanding options and restricted stock units is shown in the table below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$14,412	$7,219	$29,310	$15,006

Weighted average common shares outstanding	33,468	31,785	33,044	31,609
Dilutive effect of outstanding options and restricted stock units	1,303	3,516	1,224	3,511
Adjusted for dilutive computation	34,771	35,301	34,268	35,120

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

Options to purchase 1.2 million shares of common stock for the three and six months ended June 30, 2026 are outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 428,263 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of June 30, 2026.

Options to purchase 3.4 million shares of common stock for the three and six months ended June 30, 2025 were outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 469,483 restricted stock units using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of June 30, 2025.

15.Derivatives

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $34.9 million and $19.7 million as of June 30, 2026 and December 31, 2025, respectively.

The Company’s forward contracts are at level 2 in the fair value hierarchy.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2026	2025
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses	$770	$342

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gain (loss) recognized in OCI(1)	$(173)	$265	$(678)	$(386)
Net (gain) loss reclassified from accumulated OCI into income(2)	$250	$(17)	$340	$136
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

16.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, July 18, 2025, and March 19, 2026 the Company entered into a second amendment, third amendment, and fourth amendment, respectively, to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $50.0 million (the “Maximum Credit”). The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) 85% of eligible government prime accounts (other than eligible foreign accounts and unbilled accounts), plus (iii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iv) the lesser of (a) 85% of eligible foreign accounts from accounts in a tier 1 country, (b) 20% of all eligible accounts, and (c) $5.0 million, minus (v) reserves. As of June 30, 2026, such borrowing base calculation equaled approximately $30.8 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the six months ended June 30, 2026 or during the subsequent period through the filing date of this Report.

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

Innodata was founded more than 35 years ago on the principle that high-quality, well-structured data is essential to leading information-retrieval systems. In 2016 and 2017, we began building proprietary AI language models based on then-emerging research and frameworks and integrating them into our data production workflows. Through this work, we developed and refined techniques for generating, curating, and validating human-created data used to train probabilistic, learning-based AI systems, and recognized that data quality and structure were critical determinants of model performance. This insight led us to invest in the development of an integrated set of AI lifecycle data solutions, addressing a growing market need for specialized data engineering, evaluation, and refinement capabilities across the full lifecycle of AI systems.

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

We operate under one single segment.

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

Changes in Segment Reporting

Effective as of the quarter ended March 31, 2026, the Company revised its segment reporting structure. Previously, we reported three segments; following a change in the CODM’s approach, we now report as a single segment. This change was made to align segment reporting with the CODM’s resource allocation and performance assessment process. For additional information, refer to Note 13 to the financial statements.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross Profit attributable to Innodata Inc. and Subsidiaries	$42,460	$23,023	$82,252	$46,275
Depreciation and amortization	2,242	1,583	4,361	3,127
Stock-based compensation	681	441	1,345	868
Adjusted Gross Profit	$45,383	$25,047	$87,958	$50,270

Gross Margin	46%	39%	45%	40%
Adjusted Gross Margin	49%	43%	48%	43%

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before net interest expense (income), income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangible assets and goodwill, stock-based compensation, income attributable to non-controlling interests and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that these measures are important components of our internal performance measurement process.

The following table contains a reconciliation of U.S. GAAP net income attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$14,412	$7,219	$29,310	$15,006
Provision for income taxes	3,143	2,269	5,587	2,881
Interest income, net	(1,695)	(577)	(2,137)	(704)
Depreciation and amortization	2,299	1,602	4,475	3,164
Stock-based compensation	7,196	2,721	13,104	5,602
Adjusted EBITDA	$25,355	$13,234	$50,339	$25,949

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended June 30, 2026 and 2025

Revenues

Total revenues were $92.1 million and $58.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $33.7 million or approximately 58%. Revenue increased primarily due to higher volume for AI data engineering services from existing customer programs.

One customer generated approximately 37% and 58% of the Company’s total revenues for the three months ended June 30, 2026 and 2025, respectively. Another customer generated approximately 34% of the Company’s total revenues for the three months ended June 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 13% and 17% of the Company’s total revenues for the three months ended June 30, 2026 and 2025, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, AI technology subscriptions, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.

Direct operating costs were $49.7 million and $35.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $14.3 million or approximately 40%. The cost increase was primarily attributable to an increase in headcount to support higher volumes of AI data engineering services from existing customer programs.

The $14.3 million increase in direct operating costs includes $10.6 million from direct and indirect labor-related costs, primarily driven by new hires, salary increases, stock-based compensation expense, and third-party delivery resources. Additional increases primarily included approximately $1.4 million in cloud services and AI technology-related subscription costs driven by increased cloud usage and data processing requirements to support higher revenue and expanded customer engagements, shipping and related costs of $0.9 million, depreciation and amortization of capitalized developed software of $0.7 million, content-related costs of $0.3 million, occupancy-related costs of $0.2 million, and travel and entertainment costs of $0.2 million. Direct operating costs as a percentage of total revenues were 54% and 61% for the three months ended June 30, 2026 and 2025, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to higher revenues, offset in part by increased direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $42.4 million and $23.0 million for the three months ended June 30, 2026 and 2025, respectively. The $19.4 million increase in gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin was 46% and 39% for the three months ended June 30, 2026 and 2025, respectively. The increase in gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software subscriptions; AI technology subscriptions; professional and consultant fees; provision for credit losses; and other administrative overhead expenses.

Selling and administrative expenses were approximately $26.6 million and $14.1 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $12.5 million or approximately 89%. The increase in selling and administrative expenses was primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we continue to invest in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The $12.5 million increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $11.0 million, driven by new hires, salary increases, stock-based compensation expense, incentives and bonuses. Additional increases included higher business software and AI technology subscriptions of $1.3 million, marketing-related expenses of $0.4 million, travel and entertainment costs of $0.3 million, unused line of credit facilitation fees of $0.2 million, an unfavorable impact of foreign exchange rate fluctuations of $0.2 million and an increase in other selling and administrative expenses of $0.3 million, offset in part by credit loss recoveries of $0.8 million and lower professional and recruitment fees of $0.4 million. Selling and administrative expenses as a percentage of total revenues were approximately 29% and 24% for the three months ended June 30, 2026 and 2025, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to increased selling and administrative expenses offset by higher revenues.

Income Taxes

We recorded an income tax provision of approximately $3.1 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 17.9% and 23.9% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was favorably impacted by net windfalls related to stock-based compensation, partially offset by IRS section 162(m) adjustments and the U.S tax implications of Global Intangible Low Taxed Income (GILTI) in the current quarter.

In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of income (loss) before provision for income taxes in multiple jurisdictions, the effects of tax law changes, and the U.S. tax implications related to Global Intangible Low-Taxed Income.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the three-month periods ended June 30, 2026 and 2025).

Net Income

Net income was $14.4 million and $7.2 million for the three months ended June 30, 2026 and 2025, respectively. The $7.2 million increase was a result of higher revenue, offset in part by higher direct operating costs and higher selling and administrative expenses in the current quarter.

Earnings per share

For the three months ended June 30, 2026, basic and diluted earnings per share were $0.43 and $0.41, respectively, compared to $0.23 and $0.20 for the prior year period. This represents a per share increase of $0.20 for basic EPS and $0.21 for diluted EPS. Earnings per share increased for the quarter due to continued improvement in profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $45.4 million and $25.0 million for the three months ended June 30, 2026 and 2025, respectively. The $20.4 million increase in adjusted gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin was 49% and 43% for the three months ended June 30, 2026 and 2025, respectively. The increase in adjusted gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $25.4 million and $13.2 million for the three months ended June 30, 2026 and 2025, respectively. The $12.2 million increase in Adjusted EBITDA was due to higher net income, higher stock-based compensation and depreciation and amortization, offset in part by higher interest income in the current quarter.

Six Months Ended June 30, 2026 and 2025

Revenues

Total revenues were $182.2 million and $116.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $65.5 million or approximately 56%. Revenue increased primarily due to higher volume for AI data engineering services from existing customer programs.

One customer generated approximately 46% and 59% of the Company’s total revenues for the six months ended June 30, 2026 and 2025, respectively. Another customer generated approximately 26% of the Company’s total revenues for the six months ended June 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 13% and 17% of the Company’s total revenues for the six months ended June 30, 2026 and 2025, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs, occupancy costs, data center hosting fees, cloud services, AI technology subscriptions, content acquisition costs, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to our customers.

Direct operating costs were $100.0 million and $70.5 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $29.5 million or approximately 42%. The cost increase was primarily attributable to an increase in headcount to support higher volumes of AI data engineering services from existing customer programs.

The $29.5 million increase in direct operating costs includes $24.6 million from direct and indirect labor-related costs, primarily driven by new hires, salary increases, stock-based compensation expense, severance and third-party delivery resources. Additional increases primarily included approximately $2.4 million in cloud services and AI technology-related subscription costs driven by increased cloud usage and data processing requirements to support higher revenue and expanded customer engagements, shipping and related costs of $1.6 million, depreciation and amortization of capitalized developed software of $1.2 million, content-related costs of $0.8 million, occupancy-related costs of $0.4 million, and travel and entertainment costs of $0.2 million, offset in part by a reduction in recruitment fees of $1.0 million and a favorable impact of foreign exchange rate fluctuations of $0.7 million. Direct operating costs as a percentage of total revenues were 55% and 60% for the six months ended June 30, 2026 and 2025, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to higher revenues, offset in part by increased direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $82.2 million and $46.2 million for the six months ended June 30, 2026 and 2025, respectively. The $36.0 million increase in gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin was 45% and 40% for the six months ended June 30, 2026 and 2025, respectively. The increase in gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Selling and Administrative Expenses

Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses; software subscriptions; AI technology subscriptions; professional and consultant fees; provision for credit losses; and other administrative overhead expenses.

Selling and administrative expenses were approximately $49.5 million and $29.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $20.4 million or approximately 70%. The increase in selling and administrative expenses was primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we continue to invest in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The $20.4 million increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $19.4 million, driven by new hires, salary increases, stock-based compensation expense, incentives and bonuses. Additional increases included higher business software and AI technology subscriptions of $1.8 million, travel and entertainment costs of $0.4 million, marketing-related expenses of $0.3 million, unused line of credit facilitation fees of $0.3 million, higher insurance cost of $0.2 million, an increase in indirect taxes of $0.2 million, an increase in proxy filing expenses of $0.1 million and an increase in other selling and administrative expenses of $0.5 million, offset in part by lower professional and recruitment fees of $2.0 million, and credit loss recoveries of $0.8 million. Selling and administrative expenses as a percentage of total revenues were approximately 27% and 25% for the six months ended June 30, 2026 and 2025, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to increased selling and administrative expenses offset by higher revenues.

Income Taxes

We recorded an income tax provision of approximately $5.6 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 16.0% and 16.1% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was favorably impacted by net windfalls related to stock-based compensation, partially offset by IRS section 162(m) adjustments, the U.S tax implications of Global Intangible Low Taxed Income (GILTI) and the impact of foreign exchange fluctuations in the current period.

In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of income (loss) before provision for income taxes in multiple jurisdictions, the effects of tax law changes, and the U.S. tax implications related to Global Intangible Low-Taxed Income.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the six-month periods ended June 30, 2026 and 2025).

Net Income

Net income was $29.3 million and $15.0 million for the six months ended June 30, 2026 and 2025, respectively. The $14.3 million increase was a result of higher revenue, offset in part by higher direct operating costs and higher selling and administrative expenses in the current period.

Earnings per share

For the six months ended June 30, 2026, basic and diluted earnings per share were $0.89 and $0.86, respectively, compared to $0.47 and $0.43 for the prior year period. This represents a per share increase of $0.42 for basic EPS and $0.43 for diluted EPS. Earnings per share increased for the period due to continued improvement in profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $88.0 million and $50.3 million for the six months ended June 30, 2026 and 2025, respectively. The $37.7 million increase in adjusted gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin was 48% and 43% for the six months ended June 30, 2026 and 2025, respectively. The increase in adjusted gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $50.3 million and $25.9 million for the six months ended June 30, 2026 and 2025, respectively. The $24.4 million increase in Adjusted EBITDA was due to higher net income, higher stock-based compensation and depreciation and amortization, offset in part by higher interest income in the current period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$240,278	$82,216
Short term investments	10,093	14
Working capital	135,161	84,862

As of June 30, 2026, $31.3 million of our cash and cash equivalent balance was held by our foreign subsidiaries, and $209.0 million was held in the United States.

As of June 30, 2026, cash and cash equivalents were $240.3 million, including amounts received in advance in connection with ongoing customer programs. At June 30, 2026, $67.0 million remained recorded within advances from customers, while $61.8 million of related project costs that had been incurred but remained unpaid was included in accounts payable and accrued expenses.

The cash is not required to be segregated. Management considers both advances from customers and the related unpaid project obligations when assessing the Company’s liquidity requirements.

As of June 30, 2026, our short-term investments consisted of $10.1 million of held-to-maturity U.S. Treasury Notes.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of June 30, 2026, we had working capital of approximately $135.2 million, as compared to working capital of approximately $84.9 million as of December 31, 2025. Working capital grew primarily due to strong revenue-driven cash inflows, which were partially offset by increased payroll and other operating expenses to support expanding AI and AI-related services and customer engagements.

We did not have any material commitments for capital expenditures as of June 30, 2026.

We believe that our existing cash and cash equivalents and internally generated funds will provide sufficient sources of liquidity to satisfy our financial needs for at least the next 12 months from the date of this Report.

We maintain a revolving line of credit facility. See Note 16, Line of Credit, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the six months ended June 30, 2026 was $164.4 million resulting from net income of $29.3 million, adjusted for non-cash expenses of $17.2 million and an increase in working capital of $117.9 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the six months ended June 30, 2025 was $15.0 million resulting from net income of $15.0 million, adjusted for non-cash expenses of $10.8 million and a decrease in working capital of $10.8 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

Cash used in our investing activities was $15.4 million and $4.1 million for the six-month periods ended June 30, 2026 and 2025, respectively. This increase in cash usage was primarily driven by purchases of short-term investments of $10.1 million, reflecting our strategy to optimize yields on surplus cash generated from operations and capital expenditures of $5.3 million principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $13.1 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $10.0 million primarily from proceeds of stock option exercises of $10.9 million, offset in part by payment for long-term obligations of $0.9 million.

Cash provided by financing activities for the six months ended June 30, 2025 was $1.4 million primarily from proceeds of stock option exercises of $1.5 million, offset in part by payment of long-term obligations of $0.1 million.

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

Under the supervision, and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors associated with our business previously disclosed. For information regarding Risk Factors, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended June 30, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Employment Agreement, by and between Innodata Inc. and Jayant Chauhan effective July 6, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026).

31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certificate of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3***	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three  and six months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Quarterly Report on Form 10-Q.
**	Filed herewith.
***	In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 32.3 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNODATA INC.

Date:	August 6, 2026	/s/ Jack S. Abuhoff
Jack S. Abuhoff
Chief Executive Officer

Date:	August 6, 2026	/s/ Jayant Chauhan
Jayant Chauhan
Chief Financial Officer
and Principal Financial Officer

Date:	August 6, 2026	/s/ Marissa B. Espineli
Marissa B. Espineli
Chief Accounting Officer
and Principal Accounting Officer