Form 10-Q
period 2026-09-30
INNODATA INC
filed 2026-11-05
CIK 903651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes  ☐  No  ☑

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of October 30, 2026 was 34,412,692.

INNODATA INC. AND SUBSIDIARIES

For the Quarter Ended September 30, 2026

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$163,967	$82,230
Accounts receivable, net of allowance for credit losses	44,399	46,510
Prepaid expenses and other current assets	24,730	6,654
Total current assets	233,096	135,394
Property and equipment, net	8,367	7,966
Right-of-use-asset, net	3,281	4,094
Other assets	3,002	1,648
Deferred income taxes, net	5,404	3,429
Intangibles, net	14,356	13,983
Goodwill	2,043	2,079
Total assets	$269,549	$168,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,156	$9,615
Advances from customers	8,607	1,812
Accrued expenses and other liabilities	32,999	7,800
Accrued salaries, wages and related benefits	17,567	16,480
Deferred revenue	7,887	7,493
Income and other taxes	5,045	4,471
Long-term obligations - current portion	2,370	1,659
Operating lease liability - current portion	1,333	1,202
Total current liabilities	81,964	50,532
Deferred income taxes, net	50	146
Long-term obligations, net of current portion	8,890	7,625
Operating lease liability, net of current portion	2,195	3,228
Total liabilities	93,099	61,531
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock; 4,998 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 75,000 shares authorized; 37,594 shares issued and 34,410 shares outstanding at September 30, 2026 and 35,521 shares issued and 32,337 shares outstanding at December 31, 2025	376	355
Additional paid-in capital	94,743	64,213
Retained earnings	90,797	51,158
Accumulated other comprehensive loss	(2,918)	(2,116)
	182,998	113,610
Less: treasury stock, 3,184 shares at September 30, 2026 and December 31, 2025 , at cost	(6,465)	(6,465)
Stockholders’ equity Innodata Inc. and subsidiaries	176,533	107,145
Non-controlling interests	(83)	(83)
Total Stockholders’ equity	176,450	107,062
Total liabilities and stockholders’ equity	$269,549	$168,593

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2026	2025
Revenues	$95,618	$62,550
Direct operating costs	60,081	37,046
Selling and administrative expenses	26,882	13,745
Interest income, net	(1,334)	(420)
	85,629	50,371
Income before provision for income taxes	9,989	12,179

Provision for income taxes	(340)	3,837
Consolidated net income	10,329	8,342
Income attributable to non-controlling interests	-	-
Net Income attributable to Innodata Inc. and Subsidiaries	$10,329	$8,342

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$0.30	$0.26
Diluted	$0.29	$0.24

Weighted average shares outstanding:
Basic	34,389	31,848
Diluted	35,622	35,266

Comprehensive Income:
Consolidated net income	$10,329	$8,342
Pension liability adjustment, net of taxes	3	(1)
Foreign currency translation adjustment	203	(178)
Change in fair value of derivatives, net of taxes	(224)	(315)
Other comprehensive income (loss)	(18)	(494)
Total comprehensive income	10,311	7,848
Comprehensive income attributed to non-controlling interest	-	-
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$10,311	$7,848

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2026	2025
Revenues	$277,856	$179,287
Direct operating costs	160,067	107,508
Selling and administrative expenses	76,374	42,837
Interest income, net	(3,471)	(1,124)
	232,970	149,221
Income before provision for income taxes	44,886	30,066

Provision for income taxes	5,247	6,718
Consolidated net income	39,639	23,348
Income attributable to non-controlling interests	-	-
Net Income attributable to Innodata Inc. and Subsidiaries	$39,639	$23,348

Income per share attributable to Innodata Inc. and Subsidiaries:
Basic	$1.18	$0.74
Diluted	$1.13	$0.67

Weighted average shares outstanding:
Basic	33,497	31,690
Diluted	35,119	34,996

Comprehensive Income:
Consolidated net income	$39,639	$23,348
Pension liability adjustment, net of taxes	9	(37)
Foreign currency translation adjustment	(249)	513
Change in fair value of derivatives, net of taxes	(562)	207
Other comprehensive income (loss)	(802)	683
Total comprehensive income	38,837	24,031
Comprehensive income attributed to non-controlling interest	-	-
Comprehensive income attributable to Innodata Inc. and Subsidiaries	$38,837	$24,031

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$39,639	$23,348
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	19,918	8,309
Depreciation and amortization	6,730	4,913
Deferred income taxes	(2,029)	3,201
Pension cost	1,181	984
Changes in operating assets and liabilities:
Accounts receivable	1,945	(11,167)
Prepaid expenses and other current assets	(17,284)	(299)
Other assets	421	(248)
Accounts payable, accrued expenses and other liabilities	21,357	1,272
Advances from customers	6,795	5,676
Deferred revenue	394	(985)
Accrued salaries, wages and related benefits	1,103	1,397
Income and other taxes	603	(2,530)
Pension benefit payments	(289)	(139)
Net cash provided by operating activities	80,484	33,732

Cash flows from investing activities:
Capital expenditures	(7,714)	(8,286)
Net cash used in investing activities	(7,714)	(8,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,952	1,548
Withholding taxes on net settlement of restricted stock units	(319)	(37)
Payment of long-term obligations	(849)	(230)
Net cash provided by financing activities	9,784	1,281

Effect of exchange rate changes on cash and cash equivalents	(817)	235

Net increase in cash and cash equivalents	81,737	26,962

Cash and cash equivalents, beginning of period	82,230	46,897
Cash and cash equivalents, end of period	$163,967	$73,859

Supplemental disclosures of cash flow information:
Deferred liability of software licenses acquired	$2,527	$-
Shares withheld for withholding taxes on net settlement for restricted stock	$319	$37
Cash paid for income taxes	$14,989	$3,614

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
January 1, 2026	35,521	$355	$64,213	$51,158	$(2,116)	(3,184)	$(6,465)	$(83)	$107,062
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	14,898	-	-	-	-	14,898
Stock-based compensation	-	-	5,908	-	-	-	-	-	5,908
Stock option exercises	296	3	954	-	-	-	-	-	957
Issuance of restricted stock units	22	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(50)	-	-	-	-	-	(50)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	(188)	-	-	-	(188)
Change in fair value of derivatives, net of taxes	-	-	-	-	(415)	-	-	-	(415)
March 31, 2026	35,839	$358	$71,025	$66,056	$(2,716)	(3,184)	$(6,465)	$(83)	$128,175
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	14,412	-	-	-	-	14,412
Stock-based compensation	-	-	7,196	-	-	-	-	-	7,196
Stock option exercises	1,713	18	9,929	-	-	-	-	-	9,947
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(12)	-	-	-	-	-	(12)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	(264)	-	-	-	(264)
Change in fair value of derivatives, net of taxes	-	-	-	-	77	-	-	-	77
June 30 , 2026	37,560	$376	$88,138	$80,468	$(2,900)	(3,184)	$(6,465)	$(83)	$159,534
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	10,329	-	-	-	-	10,329
Stock-based compensation	-	-	6,814	-	-	-	-	-	6,814
Stock option exercises	26	-	48	-	-	-	-	-	48
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(257)	-	-	-	-	-	(257)
Pension liability adjustments, net of taxes	-	-	-	-	3	-	-	-	3
Foreign currency translation adjustment	-	-	-	-	203	-	-	-	203
Change in fair value of derivatives, net of taxes	-	-	-	-	(224)	-	-	-	(224)
September 30, 2026	37,594	$376	$94,743	$90,797	$(2,918)	(3,184)	$(6,465)	$(83)	$176,450

January 1, 2025	34,484	$345	$53,085	$18,977	$(2,470)	(3,184)	$(6,465)	$(83)	$63,389
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,787	-	-	-	-	7,787
Stock-based compensation	-	-	2,881	-	-	-	-	-	2,881
Stock option exercises	261	2	961	-	-	-	-	-	963
Issuance of restricted stock units	184	2	(2)	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	109	-	-	-	109
Change in fair value of derivatives, net of taxes	-	-	-	-	274	-	-	-	274
March 31, 2025	34,929	$349	$56,925	$26,764	$(2,088)	(3,184)	$(6,465)	$(83)	$75,402
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	7,219	-	-	-	-	7,219
Stock-based compensation	-	-	2,721	-	-	-	-	-	2,721
Stock option exercises	92	1	504	-	-	-	-	-	505
Issuance of restricted stock units	8	-	-	-	-	-	-	-	-
Pension liability adjustments, net of taxes	-	-	-	-	(35)	-	-	-	(35)
Foreign currency translation adjustment	-	-	-	-	582	-	-	-	582
Change in fair value of derivatives, net of taxes	-	-	-	-	248	-	-	-	248
June 30 , 2025	35,029	$350	$60,150	$33,983	$(1,293)	(3,184)	$(6,465)	$(83)	$86,642
Net income attributable to Innodata Inc. and subsidiaries	-	-	-	8,342	-	-	-	-	8,342
Stock-based compensation	-	-	2,707	-	-	-	-	-	2,707
Stock option exercises	13	1	79	-	-	-	-	-	80
Issuance of restricted stock units	1	-	-	-	-	-	-	-	-
Shares withheld for restricted stock unit net settlement	-	-	(37)	-	-	-	-	-	(37)
Pension liability adjustments, net of taxes	-	-	-	-	(1)	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	(178)	-	-	-	(178)
Change in fair value of derivatives, net of taxes	-	-	-	-	(315)	-	-	-	(315)
September 30, 2025	35,043	$351	$62,899	$42,325	$(1,787)	(3,184)	$(6,465)	$(83)	$97,240

See notes to Condensed Consolidated Financial Statements.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies and Estimates

Basis of Presentation - The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position of Innodata Inc. (including its subsidiaries, the “Company”) as of September 30, 2026 and December 31, 2025, the results of its operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025, and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Cash Equivalents - For financial statement purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in U.S. Treasury money market instruments, U.S. Treasury bills and certificates of deposit that are highly liquid, readily convertible to cash, and not subject to significant risk of change in value. These funds are redeemable on demand and are used by the Company for short-term liquidity and cash management needs.

Concentration of Credit Risk - The Company maintains its cash with highly rated financial institutions, located in the United States and in foreign locations where the Company has its operations. At September 30, 2026, the Company had cash and cash equivalents of $164.0 million, of which $36.3 million was held by its foreign subsidiaries and $127.7 million was held in the United States. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

Contract acquisition costs, which are included in prepaid expenses and other current assets, are amortized over the term of a subscription agreement or contract that normally has a duration of 12 months or less. The Company reviews these prepaid acquisition costs on a periodic basis to determine the need to adjust the carrying values for early terminated contracts. Included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets are contract acquisition costs amounting to $1.1 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively.

Revenue includes reimbursement of out-of-pocket expenses, with the corresponding out-of-pocket expenses included in direct operating costs.

Revenue associated with the services provided in one period and billed in a subsequent period is commonly referred to as unbilled revenues and is included under Accounts receivable.

Foreign Currency Translation - The Company determines the functional currency of each subsidiary based on the currency of the primary economic environment in which the subsidiary operates, and as such, the functional currency of the Company’s subsidiaries in the Philippines, India, Sri Lanka, Israel, Hong Kong, and one of the Company’s subsidiaries in each of the United Kingdom and Canada is the U.S. dollar. Transactions denominated in Philippine pesos, Indian and Sri Lankan rupees, Israeli shekels, United Kingdom Pound Sterling and Canadian dollars are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on September 30, 2026 and December 31, 2025 are translated at the exchange rate in effect as of those dates. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Included in direct operating costs were foreign exchange (gains) losses resulting from such transactions of approximately $(0.2) million and $(0.3) million for the three months ended September 30, 2026 and 2025, respectively and $(0.8) million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Developed Software - The Company incurs development costs related to software it develops for its internal use. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the capitalized developed software, which generally ranges from two to ten years. All other research and maintenance costs are expensed as incurred. Capitalized developed software in progress were $3.7 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively. The cumulative completed capitalized developed software was $28.8 million and $23.1 million as of September 30, 2026 and December 31, 2025, respectively.

Advances from Customers – Represent cash received from customers in advance of the delivery of goods or services or the incurrence of project-related costs. These amounts are recorded as liabilities until the related obligations are fulfilled or otherwise settled in accordance with the applicable customer agreement. As of September 30, 2026 and December 31, 2025, advances from customers for unfulfilled obligations were $8.6 million and $1.8 million, respectively. In addition, as of September 30, 2026, $3.8 million of advance from customers remained unpaid and is included in accrued expenses.

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

Deferred Revenue - Deferred revenue represents payments received from customers in advance of providing services and amounts deferred if conditions for revenue recognition have not been met. The Company expects to recognize substantially all of these performance obligations over the next 12 months. The table below summarizes the deferred revenue balances as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Deferred revenue	$7,887	$7,493

The table below provides information about contract liabilities (deferred revenue) and the significant changes in the balances for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at the beginning of period	$6,246	$6,485	$7,493	$8,010
Net deferred revenue in the period	9,838	8,481	25,604	21,056
Revenue recognized	(8,548)	(7,439)	(25,683)	(22,047)
Foreign currency translations and other adjustments	351	(502)	473	6
Balance at the end of period	$7,887	$7,025	$7,887	$7,025

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

2.Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Gross Accounts receivable	$46,717	$48,606
Allowance for credit losses	(418)	(1,181)
Allowance for billing adjustments	(1,881)	(915)
Allowance for volume discounts	(19)	-
Accounts receivable, net	$44,399	$46,510

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

Activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$487	$1,274	$1,181	$1,256
Provision for expected credit losses	(3)	31	86	110
Recoveries collected	-	-	(845)	-
Write-offs against allowance	(69)	(118)	(101)	(189)
Foreign currency translation adjustment/reclassification	3	(5)	97	5
Balance at end of period	$418	$1,182	$418	$1,182

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Advance Income Taxes (net of liabilities)	$9,645	$1,194
Advance to Supplier	7,878	409
Prepayments and others	7,207	5,051
Total	$24,730	$6,654

4.Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Following the Company’s determination that it operates as a single reporting segment, goodwill is assigned to a reporting unit. Accordingly, the Company performs its goodwill impairment assessment at the reporting unit level.

As of September 30, 2026, the Company performed its annual goodwill impairment analysis on its reporting unit. It involved a quantitative goodwill impairment test and estimated the fair value based on a combination of the income approach (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow (“DCF”) method that utilizes the present value of cash flows to estimate the reporting unit’s fair value. The future cash flows of the reporting unit were projected based on the Company’s estimates of future revenues, operating income, and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits and assumed long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) to estimate the reporting unit’s fair value. The market multiples used for the reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue. The Company concluded that there is no impairment of goodwill.

As of September 30, 2026, the Company concluded that the fair value of the reporting unit exceeded its carrying value and no impairment was recognized. The carrying amount of goodwill was $2.0 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively.

The change in the carrying amount of goodwill for the nine months ended September 30, 2026 was as follows (in thousands):

Balance - January 1, 2026	$2,079
Foreign currency translation adjustment	(36)
Balance - September 30, 2026	$2,043

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangibles

Information regarding the Company’s acquired intangible assets and capitalized developed software was as follows (in thousands):

	September 30, 2026
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$3,011	$(3,011)	$-	$-
Customer relationships	2,066	(2,065)	(1)	-
Trademarks and tradenames	862	(862)	-	-
Patents	42	(42)	-	-
Media Contact Database	3,647	(3,646)	(1)	-
Total Acquired Intangible Assets	$9,628	$(9,626)	$(2)	$-

Capitalized Developed Software
Capitalized Developed Software	$28,781	$(17,971)	$(200)	$10,610
Capitalized Developed Software - in Progress	3,735	-	11	3,746
Total Capitalized Developed Software	$32,516	$(17,971)	$(189)	$14,356

Total	$42,144	$(27,597)	$(191)	$14,356

	December 31, 2025
	Gross		Foreign Currency	Net
	Carrying	Accumulated	Translation	Carrying
	Value	Amortization	Adjustment	Value
Acquired Intangible Assets
Developed technology	$2,881	$(2,834)	$3	$50
Customer relationships	1,965	(1,874)	9	100
Trademarks and tradenames	840	(835)	1	6
Patents	40	(40)	-	-
Media Contact Database	3,528	(3,359)	15	184
Total Acquired Intangible Assets	$9,254	$(8,942)	$28	$340

Capitalized Developed Software
Capitalized Developed Software	$23,137	$(13,933)	$254	$9,458
Capitalized Developed Software - in Progress	4,180	-	5	4,185
Total Capitalized Developed Software	$27,317	$(13,933)	$259	$13,643

Total	$36,571	$(22,875)	$287	$13,983

Amortization expense relating to acquired intangible assets was $0.01 million and $0.2 million for the three month periods ended September 30, 2026 and 2025, respectively. Amortization expense relating to acquired intangible assets was $0.3 million and $0.6 million for the nine month periods ended September 30, 2026 and 2025, respectively.

Amortization expense relating to capitalized developed software was $1.3 million and $1.0 million for the three month periods ended September 30, 2026 and 2025, respectively. Amortization expense relating to capitalized developed software was $3.6 million and $2.9 million for the nine month periods ended September 30, 2026 and 2025, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2026, estimated future amortization expense for intangible assets was as follows (in thousands):

Year	Amortization
Remaining for 2026	$1,675
2027	5,761
2028	4,232
2029	2,140
2030	494
2031 and thereafter	54
$14,356

5.Accrued expenses and other liabilities

As of September 30, 2026 and December 31, 2025, the Company had accrued expenses of $33.0 million and $7.8 million, respectively, primarily related to content acquisition costs incurred for AI enabled projects and outstanding obligations associated with ongoing customer programs.

6.Income Taxes

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter including excess tax benefits from stock-based compensation, offset by stock-based compensation related to IRC Section 162(m), the expense and benefits related to foreign prior year true-ups, foreign exchange fluctuations and changes in unrecognized tax benefits. In each quarter, the Company updates the annual effective tax rate based on the most recent annual forecast and makes a year-to-date adjustment to the tax provision.

The estimated annual effective tax rate is subject to significant volatility due to several factors including the Company’s ability to accurately forecast the pre-tax book income and permanent adjustments in multiple jurisdictions including certain stock-based compensation expense, IRC Section 162(m) adjustments, Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”), and a net benefit related to foreign tax credits (“FTC”) and the U.S. tax implications of Global Intangible Low Taxed Income (“GILTI”).

The following table provides effective tax rate information for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Amounts in thousands	2026	2025	2026	2025
Income before provision for income taxes	$9,989	$12,179	$44,886	$30,066
Provision for income taxes	$(340)	$3,837	$5,247	$6,718
Effective tax rate	(3.4%)	31.5%	11.7%	22.3%

The Company’s tax provision for the three and nine months ended September 30, 2026 was favorably impacted by net windfalls related to stock-based compensation, a U.S. deduction on FDDEI, and a net benefit related FTC, partially offset by IRC Section 162(m) adjustments, the U.S. tax implications of GILTI and the impact of foreign prior year true-ups and exchange fluctuations.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s overall effective tax rate for the nine months ended September 30, 2026 was favorably impacted by net windfalls related to stock-based compensation, a U.S. deduction on FDDEI, and a net benefit related FTC, partially offset by IRC Section 162(m) adjustments, the U.S. tax implications of GILTI and the impact of foreign prior year true-ups and exchange fluctuations.

The Company’s overall effective tax rate applied to the nine-month period ended September 30, 2025 is higher than the U.S. federal statutory rate of 21% principally due to IRC Section 162(m) adjustments, state income tax provisions, deemed interest and tax effect of foreign operations offset in part by the favorable effect of stock-based compensation, withholding taxes and a change in the valuation allowance.

In addition, the Company’s effective tax rate reflects the impact of state tax planning and apportionment methodologies, which reduced the incremental state income tax impact that would otherwise increase the combined federal and state statutory rate.

The following table presents a roll-forward of the Company’s unrecognized tax benefits and associated interest for the nine months ended September 30, 2026 (in thousands):

Unrecognized
Tax Benefits
Balance - January 1, 2026	$1,162
Increase for current period tax positions	55
Decrease for prior year tax positions	(313)
Interest accrual	46
Foreign currency translation adjustment	(69)
Balance - September 30, 2026	$881

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

The table below summarizes the amounts recognized in the condensed consolidated financial statements related to operating leases for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Rent expense for long-term operating leases	$379	$337	$1,135	$966
Rent expense for short-term leases	164	46	361	136
Total rent expense	$543	$383	$1,496	$1,102

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Year	Amount
Remaining for 2026	$399
2027	1,547
2028	1,161
2029	725
2030 and thereafter	192
Total lease payments	4,024
Less: Interest	(496)
Net present value of lease liabilities	$3,528

Current portion	$1,333
Long-term portion	2,195
Total	$3,528

The supplemental information, weighted average remaining lease terms and discount rates for all of the Company’s operating leases were as follows:

	For the Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$1,135	$966
Right-of-use assets obtained in exchange for new operating lease liabilities	$37	$736

	September 30,	December 31,
	2026	2025
Weighted-average lease term remaining (in months)	30	38
Weighted-average discount rate	9.14%	9.14%

8.Pension Benefits

U.S. Defined Contribution Pension Plan - The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which substantially all of its U.S. employees are eligible to participate after completing six months of service. Participants may elect to contribute a portion of their compensation to the plan. Under the plan, the Company has the discretion to match a portion of participants’ contributions. For the three and nine months ended September 30, 2026 and 2025 the Company did not make any matching contributions.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Most of the Company’s non-U.S. subsidiaries provide for government-mandated defined pension benefits. For certain of these non-U.S. subsidiaries, vested eligible employees are provided a lump sum payment upon retiring from the Company at a defined age. The lump sum amount is based on the salary and tenure as of retirement date. Other non-U.S. subsidiaries provide for a lump sum payment to vested employees on retirement, death, incapacitation or termination of employment, based upon the salary and tenure as of the date employment ceases. The liability for such defined benefit obligations is determined and provided on the basis of actuarial valuations. As of September 30, 2026, these plans were unfunded. Pension expense for the Company’s foreign subsidiaries totaled approximately $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Components of Net Periodic Pension Cost:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current service cost	$218	$183	$735	$595
Interest cost	143	130	438	390
Actuarial loss recognized	2	(1)	8	(1)
Net periodic pension cost	$363	$312	$1,181	$984

There were no plan amendments, settlements, or curtailments during the period. The Company does not expect any significant changes to its pension funding requirements or benefit obligations during the remainder of the fiscal year.

9.Long-term obligations

Total long-term obligations as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Pension obligations - accrued pension liability	$9,567	$9,278
Microsoft licenses (1)	1,693	6
	11,260	9,284
Less: Current portion of long-term obligations	2,370	1,659
Total Non-Current portion of long-term obligations	$8,890	$7,625

(1)	In March 2026, the Company renewed a vendor agreement to acquire certain additional software licenses, receive technical support and future software upgrades on software licenses through February 2029. Pursuant to this agreement, the Company is contractually liable to pay approximately $0.9 million annually over the term of the agreement.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.Commitments and Contingencies

Litigation – In 2008, a judgment was rendered in the Philippines against a Philippine subsidiary of the Company that is no longer active and purportedly also against Innodata Inc., in favor of certain former employees of the Philippine subsidiary. The potential payment amount aggregates to approximately $5.2 million, plus legal interest that accrued at 12% per annum from August 13, 2008 to June 30, 2013, and thereafter accrued and continues to accrue legal interest at 6% per annum. The potential payment amount as expressed in U.S. dollars varies with the Philippine peso to U.S. dollar exchange rate. In December 2017, a group of 97 of the former employees of the Philippine subsidiary indicated that they proposed to record the judgment as to themselves in New Jersey. In January 2018, in response to an action initiated by Innodata Inc., the United States District Court for the District of New Jersey (“USDC”) entered a preliminary injunction that enjoins these former employees from pursuing or seeking recognition or enforcement of the judgment against Innodata Inc. in the United States during the pendency of the action and until further order of the USDC. In June 2018, the USDC entered a consent order administratively closing the action subject to return of the action to the active docket upon the written request of Innodata Inc. or the former employees, with the USDC retaining jurisdiction over the matter and the preliminary injunction remaining in full force and effect. The principal relevant cases in the Philippines are Court of Appeals Case Nos. CA-G.R. SP No. 93295 Innodata Employees Association (IDEA), Eleanor Tolentino, et al. vs. Innodata Philippines, Inc., et al., and CA-G.R. SP No. 90538 Innodata Philippines, Inc. vs. Honorable Acting Secretary Manuel G. Imson, et al. (28 June 2007), the Department of Labor and Employment National Labor Relations Commission, Republic of the Philippines (NLRC-NCR-Case No.07-04713-2002, et al., Innodata Employees Association (IDEA) and Eleanor A. Tolentino, et al. vs. Innodata Philippines, Inc., et al), and the Department of Labor and Employment Office of the Secretary of Labor and Employment, Republic of the Philippines (Case No. OS-AJ-0015-2001, In Re: Labor Dispute at Innodata Philippines, Inc.). The U.S. District Court action is Civil Action No.: 2:17-cv-13268-SDW-LDW Innodata Inc. v. Myrna C. Augustin-Simon; et al.

The Company is also subject to various other legal proceedings and claims that have arisen in the ordinary course of business. While the Company believes that it has adequate reserves for those losses that it believes are probable and can be reasonably estimated, the ultimate results of legal proceedings and claims cannot be predicted with certainty.

While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position or overall trends in consolidated results of operations, litigation is subject to inherent uncertainties. Substantial recovery against the Company in the above-referenced Philippine action could have a material adverse impact on the Company, and unfavorable judgements in the other proceedings could have a material adverse impact on the consolidated operating results in the period in which the ruling or recovery occurs. In addition, the Company’s estimate of the potential impact on the Company’s consolidated financial position or overall consolidated results of operations for the above referenced legal proceedings could change in the future.

The Company’s legal accruals related to legal proceedings and claims are based on the Company’s determination of whether or not a loss is probable. The Company reviews outstanding proceedings and claims with external counsel to assess probability and estimates of loss. The accruals are adjusted if necessary. While the Company intends to defend these matters vigorously, adverse outcomes that it estimates could reach approximately $400,000 in the aggregate beyond recorded amounts are reasonably possible. If circumstances change, the Company may be required to record adjustments that could be material to its reported consolidated financial condition and results of operations.

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

The stock-based compensation expense related to the Innodata Inc. 2013 Stock Plan, as amended and restated effective June 7, 2016 (the “2013 Plan”, and together with the 2021 Plan, and the 2026 Plan, collectively, the “Equity Plans”) were allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Direct operating costs	$597	$444	$1,943	$1,312
Selling and administrative expenses	6,217	2,263	17,975	6,997
Total stock-based compensation	$6,814	$2,707	$19,918	$8,309

Stock Options

2013 Plan

A summary of option activity under the 2013 Plan and changes during the nine-month period ended September 30, 2026 is presented below:

			Weighted-Average
			Remaining
	Number of	Weighted - Average	Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	2,639,893	$3.45	5.25	$125,407,354
Granted	-	-	-	-
Exercised	(1,808,120)	4.28	-	-
Forfeited/Expired	(3)	5.05	-	-
Outstanding at September 30, 2026	831,770	$1.63	3.40	$53,339,257

Exercisable at September 30, 2026	831,770	$1.63	3.40	$53,339,257

Vested and Expected to vest at September 30, 2026	831,770	$1.63	3.40	$53,339,257

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2021 Plan

A summary of option activity under the 2021 Plan and changes during the nine-month period ended September 30, 2026 is presented below.

			Weighted-Average
			Remaining
	Number of	Weighted - Average	Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2026	568,684	$21.83	7.79	$16,557,907
Granted	-	-	-	-
Exercised	(226,804)	14.17	-	-
Forfeited/Expired	-		-	-
Outstanding at September 30, 2026	341,880	$26.92	7.26	$13,279,100

Exercisable at September 30, 2026	164,378	$9.78	6.21	$9,201,795

Vested and Expected to vest at September 30, 2026	341,880	$26.92	7.26	$13,279,100

There were no options granted during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, a total of 2,034,924 options were exercised at a weighted average exercise price of $5.38.

The compensation cost related to non-vested stock options not yet recognized as of September 30, 2026 totaled approximately $3.5 million. The weighted-average period over which these costs will be recognized is 15 months.

Restricted Stock Units

Restricted stock unit activity under the Equity Plans during the nine-month period ended September 30, 2026 is presented below:

	Number of
	Performance	Weighted-Average	Number of	Weighted-Average
	Restricted	Grant Date Fair	Restricted	Grant Date
	Stock Units	Value	Stock Units	Fair Value
Unvested at January 1, 2026	470,172	$50.95	692,301	$47.22
Granted	16,444	73.12	31,522	74.60
Vested	-	-	(27,613)	46.79
Forfeited/Expired	-	-	(30,772)	46.61
Unvested at September 30, 2026	486,616	$51.70	665,438	$48.57

During the nine months ended September 30, 2026, the Company granted 7,024 restricted stock units to a non-employee advisor and non - employee directors.

The compensation cost related to non-vested restricted stock units not yet recognized as of September 30, 2026 totaled approximately $38.3 million. The weighted-average period over which these costs will be recognized is 24 months.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Comprehensive loss

Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, consists of pension liability adjustments, net of taxes, foreign currency translation adjustment and changes in fair value of derivatives, net of taxes. The components of accumulated other comprehensive loss as of September 30, 2026 and 2025, and reclassifications from accumulated other comprehensive loss for the three and nine-month periods, are presented below (in thousands):

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2026	$(611)	$(608)	$(1,681)	$(2,900)
Other comprehensive income (loss) before reclassifications, net of taxes	1	(563)	203	(359)
Total other comprehensive loss before reclassifications, net of taxes	(610)	(1,171)	(1,478)	(3,259)
Net amount reclassified to earnings	2	339	-	341
Balance at September 30, 2026	$(608)	$(832)	$(1,478)	$(2,918)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2026	$(617)	$(270)	$(1,229)	$(2,116)
Other comprehensive loss before reclassifications, net of taxes	1	(1,241)	(249)	(1,489)
Total other comprehensive loss before reclassifications, net of taxes	(616)	(1,511)	(1,478)	(3,605)
Net amount reclassified to earnings	8	679	-	687
Balance at September 30, 2026	$(608)	$(832)	$(1,478)	$(2,918)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at July 1, 2025	$(269)	$127	$(1,151)	$(1,293)
Other comprehensive loss before reclassifications, net of taxes	-	(378)	(178)	(556)
Total other comprehensive loss before reclassifications, net of taxes	(269)	(251)	(1,329)	(1,849)
Net amount reclassified to earnings	(1)	63	-	62
Balance at September 30, 2025	$(270)	$(188)	$(1,329)	$(1,787)

	Pension		Foreign Currency
	Liability	Fair Value of	Translation	Accumulated Other
	Adjustment	Derivatives	Adjustment	Comprehensive Loss
Balance at January 1, 2025	$(233)	$(395)	$(1,842)	$(2,470)
Other comprehensive income (loss) before reclassifications, net of taxes	(37)	8	513	484
Total other comprehensive loss before reclassifications, net of taxes	(270)	(387)	(1,329)	(1,986)
Net amount reclassified to earnings	-	199	-	199
Balance at September 30, 2025	$(270)	$(188)	$(1,329)	$(1,787)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$95,618	$62,550	$277,856	$179,287
Direct operating costs (1) (3)	60,081	37,046	160,067	107,508
Gross profit	35,537	25,504	117,789	71,779
Selling and administrative expenses (2) (4)	26,882	13,745	76,374	42,837
Operating income	8,655	11,759	41,415	28,942
Interest income, net	(1,334)	(420)	(3,471)	(1,124)
Income before provision for income taxes	9,989	12,179	44,886	30,066
Provision for income taxes	(340)	3,837	5,247	6,718
Net Income	$10,329	$8,342	$39,639	$23,348

(1)	Direct operating costs consist of direct and indirect labor costs including incentives, bonuses, stock-based compensation, third-party delivery resource costs, occupancy costs, content acquisition costs, data center hosting fees, cloud services, AI technology subscriptions, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to customers.
(2)	Selling and administrative expenses consist of payroll and related costs including commissions, bonuses, and stock-based compensation; marketing, advertising, trade conferences and related expenses; new services research and related software development expenses, software subscriptions, AI technology subscriptions, professional and consultant fees, provision for credit losses and other administrative overhead expenses.
(3)	Includes non-cash expenses which consist mainly of depreciation, amortization of capitalized software development costs and stock-based compensation expense.
(4)	Includes non-cash expenses which consist mainly of stock-based compensation and depreciation and amortization expense.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A significant portion of the Company’s revenues is generated from its locations in the United States, Philippines, India, Sri Lanka, Canada, Germany, Israel, and the United Kingdom.

Revenues for the three and nine-month periods ended September 30, 2026, and 2025 by geographic region (determined based upon customer’s domicile), were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$85,086	$52,752	$244,182	$150,202
Canada	3,230	3,024	9,614	8,702
United Kingdom	2,774	2,735	8,504	7,635
The Netherlands	2,175	1,864	6,801	6,320
Others - European countries principally, Germany, Belgium and France	2,353	2,175	8,755	6,428
Totals	$95,618	$62,550	$277,856	$179,287

Long-lived assets as of September 30, 2026 and December 31, 2025 by geographic region were comprised of (in thousands):

	September 30,	December 31,
	2026	2025
United States	$13,648	$12,576

Foreign countries:
Canada	5,986	6,325
Philippines	4,738	5,091
India	2,279	2,582
Sri Lanka	780	833
United Kingdom	561	653
Israel	51	56
Germany	4	6
Total foreign	14,399	15,546
Totals	$28,047	$28,122

Long-lived assets include the unamortized balance of right-of-use-assets amounting to $3.3 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively.

One customer generated approximately 31% and 56% of the Company’s total revenues for the three months ended September 30, 2026 and 2025, respectively. Another customer generated approximately 43% of the Company’s total revenues for the three months ended September 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 11% and 16% of the Company’s total revenues for the three months ended September 30, 2026 and 2025, respectively.

One customer generated approximately 41% and 58% of the Company’s total revenues for the nine months ended September 30, 2026 and 2025, respectively. Another customer generated approximately 32% of the Company’s total revenues for the nine months ended September 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 12% and 16% of the Company’s total revenues for the nine months ended September 30, 2026 and 2025, respectively.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2026, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 67% of the Company’s accounts receivable was due from two customers. As of December 31, 2025, approximately 10% of the Company’s accounts receivable was due from foreign (principally European) customers and 63% of the Company’s accounts receivable was due from one customer. No other customer accounted for 10% or more of the accounts receivable as of September 30, 2026 and December 31, 2025.

14.Income Per Share

The calculation of the dilutive effect of outstanding options and restricted stock units is shown in the table below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$10,329	$8,342	$39,639	$23,348

Weighted average common shares outstanding	34,389	31,848	33,497	31,690
Dilutive effect of outstanding options and restricted stock units	1,233	3,418	1,622	3,306
Adjusted for dilutive computation	35,622	35,266	35,119	34,996

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

Options to purchase 1.2 million shares of common stock for the three and nine months ended September 30, 2026 are outstanding and included in the computation of diluted income per share. Also included in the computation of diluted income per share are 282,784 and 226,578 restricted stock units for the three and nine months ended September 30, 2026, respectively, using the treasury stock method to determine the dilutive effect of restricted stock units outstanding as of September 30, 2026.

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

15.Derivatives

The Company conducts a large portion of its operations in international markets, which subjects it to foreign currency fluctuations. The most significant foreign currency exposures occur when revenue and associated accounts receivable are collected in one currency and expenses to generate that revenue are incurred in another currency. The Company is also subject to wage inflation and other government mandated increases and operating expenses in Asian countries where the Company has the majority of its operations. The Company’s primary inflation and exchange rate exposure relates to payroll, other payroll costs and operating expenses in the Philippines, India, Sri Lanka, Canada, the United Kingdom and Israel.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The Company does not hold or issue derivatives for trading purposes. All derivatives are recognized at their fair value and classified based on the instrument’s maturity date. The total notional amount for outstanding derivatives designated as hedges was $40.4 million and $19.7 million as of September 30, 2026 and December 31, 2025, respectively.

The Company’s forward contracts are at level 2 in the fair value hierarchy.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2026	2025
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Accrued expenses and other liabilities	$1,053	$342

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gain (loss) recognized in OCI(1)	$(563)	$(378)	$(1,241)	$8
Net loss reclassified from accumulated OCI into income(2)	$339	$63	$679	$199
Net gain recognized in income(3)	$-	$-	$-	$-

(1)	Net change in fair value of the effective portion classified into other comprehensive income (“OCI”).
(2)	Effective portion classified within direct operating costs.
(3)	There were no ineffective portions for the periods presented.

INNODATA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.Line of Credit

On April 4, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and Innodata Inc., Innodata Synodex, LLC, Innodata docGenix, LLC and Agility PR Solutions LLC as co-borrowers. On July 21, 2023, Innodata Services, LLC signed a Joinder Agreement to join the Credit Agreement as a co-borrower. On August 5, 2024, July 18, 2025, and March 19, 2026 the Company entered into a second amendment, third amendment, and fourth amendment, respectively, to the Credit Agreement (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a secured revolving line of credit (the “Revolving Credit Facility”) up to an amount equal to the lesser of the borrowing base and $50.0 million (the “Maximum Credit”). The Revolving Credit Facility’s borrowing base is calculated on the basis of (i) 85% of eligible accounts (other than eligible foreign accounts and unbilled accounts), plus (ii) 85% of eligible government prime accounts (other than eligible foreign accounts and unbilled accounts), plus (iii) the lesser of (a) 80% of eligible accounts that are unbilled accounts and (b) 30% of all eligible accounts, plus (iv) the lesser of (a) 85% of eligible foreign accounts from accounts in a tier 1 country, (b) 20% of all eligible accounts, and (c) $5.0 million, minus (v) reserves. As of September 30, 2026, such borrowing base calculation equaled approximately $29.0 million. The Credit Agreement contains a financial covenant that requires the Borrowers, on a consolidated basis, to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to the daily simple secured overnight financing rate (“SOFR”) plus 2.25%. The Company did not utilize the Revolving Credit Facility during the nine months ended September 30, 2026 or during the subsequent period through the filing date of this Report.

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

The following table contains a reconciliation of Gross Profit and Gross Margin in accordance with the U.S. GAAP attributable to Innodata Inc. and its subsidiaries to Adjusted Gross Profit and Adjusted Gross Margin for the three and nine month periods ended September 30, 2026 and 2025 (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross Profit attributable to Innodata Inc. and Subsidiaries	$35,537	$25,504	$117,789	$71,779
Depreciation and amortization	2,199	1,729	6,559	4,855
Stock-based compensation	597	444	1,943	1,312
Adjusted Gross Profit	$38,333	$27,677	$126,291	$77,946

Gross Margin	37%	41%	42%	40%
Adjusted Gross Margin	40%	44%	45%	43%

Adjusted EBITDA

We define Adjusted EBITDA as net income attributable to Innodata Inc. and its subsidiaries in accordance with U.S. GAAP before net interest expense (income), income taxes, depreciation and amortization of intangible assets (which derives EBITDA), plus additional adjustments for loss on impairment of intangible assets and goodwill, stock-based compensation, income attributable to non-controlling interests and other one-time costs. We use Adjusted EBITDA to evaluate core results of operations and trends between fiscal periods and believe that this measure is an important component of our internal performance measurement process.

The following table contains a reconciliation of U.S. GAAP net income attributable to Innodata Inc. and its subsidiaries to Adjusted EBITDA for the three and nine month periods ended September 30, 2026 and 2025 (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Innodata Inc. and Subsidiaries	$10,329	$8,342	$39,639	$23,348
Provision for income taxes	(340)	3,837	5,247	6,718
Interest income, net	(1,334)	(420)	(3,471)	(1,124)
Depreciation and amortization	2,256	1,748	6,730	4,913
Stock-based compensation	6,814	2,707	19,918	8,309
Adjusted EBITDA	$17,725	$16,214	$68,063	$42,164

Results of Operations

The amounts in the MD&A below have been rounded. All percentages have been calculated using rounded amounts.

Three Months Ended September 30, 2026 and 2025

Revenues

Total revenues were $95.6 million and $62.6 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $33.0 million or approximately 53%. Revenue increased primarily due to higher volume for AI data engineering services from existing customer programs.

One customer generated approximately 31% and 56% of the Company’s total revenues for the three months ended September 30, 2026 and 2025, respectively. Another customer generated approximately 43% of the Company’s total revenues for the three months ended September 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 11% and 16% of the Company’s total revenues for the three months ended September 30, 2026 and 2025, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs including incentives, bonuses, stock-based compensation, third-party delivery resource costs, occupancy costs, content acquisition costs, data center hosting fees, cloud services, AI technology subscriptions, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to customers.

Direct operating costs were $60.1 million and $37.0 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $23.1 million or approximately 62%. The cost increase was primarily attributable to an increase in direct and indirect labor-related costs, third-party delivery resource costs, and content acquisition costs to support higher volumes of AI data engineering services from existing customer programs.

The $23.1 million increase in direct operating costs includes $0.6 million from direct and indirect labor-related costs, primarily driven by higher third-party delivery resource costs, salary increases and higher stock-based compensation expense offset in part by headcount reductions in the quarter. Additional increases primarily included approximately $21.0 million in expenditures incurred for the content acquisition costs of our AI enabled projects, $1.5 million for cloud services and AI technology-related subscription costs driven by increased cloud usage and data processing requirements to support higher revenue and expanded customer engagements, depreciation and amortization of capitalized developed software of $0.5 million, occupancy-related costs of $0.3 million, and an unfavorable impact of foreign exchange rate fluctuations of $0.3 million, offset in part by lower recruitment fees of $0.8 million and other direct operating costs of $0.3 million. Direct operating costs as a percentage of total revenues were 63% and 59% for the three months ended September 30, 2026 and 2025, respectively. The increase in direct operating costs as a percentage of total revenues was primarily attributable to increased direct operating costs, offset in part by higher revenues.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $35.5 million and $25.5 million for the three months ended September 30, 2026 and 2025, respectively. The $10.0 million increase in gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin was 37% and 41% for the three months ended September 30, 2026 and 2025, respectively. The decrease in gross margin was primarily due to higher direct operating costs, offset in part by higher revenues.

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

Selling and administrative expenses were approximately $26.9 million and $13.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $13.2 million or approximately 96%. The increase in selling and administrative expenses was primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we continue to invest in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The $13.2 million increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $9.2 million, driven by new hires, salary increases, stock-based compensation expense, incentives and bonuses. Additional increases included business software and AI technology subscriptions of $1.6 million, professional fees of $1.6 million, marketing-related expenses of $0.2 million, fees related to the annual shareholders meeting of $0.1 million, insurance cost of $0.1 million and other selling and administrative expenses of $0.6 million, offset in part by a favorable impact of foreign exchange rate fluctuations of $0.2 million. Selling and administrative expenses as a percentage of total revenues were approximately 28% and 22% for the three months ended September 30, 2026 and 2025, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to increased selling and administrative expenses offset by higher revenues.

Income Taxes

We recorded an income tax provision of approximately ($0.3) million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was (3.4%) and 31.5% for the three months ended September 30, 2026 and 2025, respectively. Our overall effective tax rate for the three months ended September 30, 2026 was favorably impacted by net windfalls related to stock-based compensation, a U.S. deduction on Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”), and a net benefit related to foreign tax credits (“FTC”), partially offset by IRC Section 162(m) adjustments, the U.S. tax implications of Global Intangible Low Taxed Income (“GILTI”) and the impact of foreign prior year true-ups and exchange fluctuations.

In each quarter, we update the estimated annual effective tax rate based on the most recent annual forecast and make a year-to-date adjustment to the tax provision. The estimated annual effective tax rate is subject to significant volatility due to several factors including the Company’s ability to accurately forecast the pre-tax book income and permanent adjustments in multiple jurisdictions including certain stock-based compensation expense, IRC Section 162(m) adjustments, FDDEI, and a net benefit related to FTC and the U.S. tax implications of GILTI.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the three-month periods ended September 30, 2026 and 2025).

Net Income

Net income was $10.3 million and $8.3 million for the three months ended September 30, 2026 and 2025, respectively. The $2.0 million increase was a result of higher revenue, offset in part by higher direct operating costs and higher selling and administrative expenses in the current quarter.

Earnings per share

For the three months ended September 30, 2026, basic and diluted earnings per share were $0.30 and $0.29, respectively, compared to $0.26 and $0.24 for the prior year period. This represents a per share increase of $0.04 for basic EPS and $0.05 for diluted EPS. Earnings per share increased for the quarter due to continued improvement in profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $38.3 million and $27.7 million for the three months ended September 30, 2026 and 2025, respectively. The $10.6 million increase in adjusted gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin was 40% and 44% for the three months ended September 30, 2026 and 2025, respectively. The decrease in adjusted gross margin was primarily due to higher direct operating costs, offset in part by higher revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $17.7 million and $16.2 million for the three months ended September 30, 2026 and 2025, respectively. The $1.5 million increase in Adjusted EBITDA was due to higher net income, higher stock-based compensation and depreciation and amortization, offset in part by higher interest income in the current quarter.

Nine Months Ended September 30, 2026 and 2025

Revenues

Total revenues were $277.9 million and $179.3 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $98.6 million or approximately 55%. Revenue increased primarily due to higher volume for AI data engineering services from existing customer programs.

One customer generated approximately 41% and 58% of the Company’s total revenues for the nine months ended September 30, 2026 and 2025, respectively. Another customer generated approximately 32% of the Company’s total revenues for the nine months ended September 30, 2026. No other customer accounted for 10% or more of total revenues during these periods. Revenues from non-U.S. customers accounted for 12% and 16% of the Company’s total revenues for the nine months ended September 30, 2026 and 2025, respectively.

Direct Operating Costs

Direct operating costs consist of direct and indirect labor costs including incentives, bonuses, stock-based compensation, third-party delivery resource costs, occupancy costs, content acquisition costs, data center hosting fees, cloud services, AI technology subscriptions, depreciation and amortization, travel, telecommunications, computer services and supplies, realized (gain) loss on forward contracts, foreign currency revaluation (gain) loss, recruitment costs and other direct expenses that are incurred in providing services to customers.

Direct operating costs were $160.1 million and $107.5 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $52.6 million or approximately 49%. The cost increase was primarily attributable to an increase in direct and indirect labor-related costs, third-party delivery resource costs and content acquisition costs to support higher volumes of AI data engineering services from existing customer programs.

The $52.6 million increase in direct operating costs includes $25.3 million from direct and indirect labor-related costs, primarily driven by new hires, salary increases, incentives, stock-based compensation expense, severance and third-party delivery resources. Additional increases primarily included approximately $23.4 million in expenditures incurred for the content acquisition costs of our AI enabled projects, $3.8 million for cloud services and AI technology-related subscription costs driven by increased cloud usage and data processing requirements to support higher revenue and expanded customer engagements, depreciation and amortization of capitalized developed software of $1.7 million, occupancy-related costs of $0.6 million, travel and entertainment costs of $0.2 million, offset in part by a reduction in recruitment fees of $1.8 million, a favorable impact of foreign exchange rate fluctuations of $0.4 million and other direct operating costs of $0.2 million. Direct operating costs as a percentage of total revenues were 58% and 60% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in direct operating costs as a percentage of total revenues was primarily attributable to higher revenues, offset in part by increased direct operating costs.

Gross Profit and Gross Margin

Gross profit is derived by revenues less direct operating costs, while the Gross margin percentage is derived by dividing gross profit over revenues.

Gross profit was $117.8 million and $71.8 million for the nine months ended September 30, 2026 and 2025, respectively. The $46.0 million increase in gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Gross margin was 42% and 40% for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

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

Selling and administrative expenses were approximately $76.4 million and $42.8 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $33.6 million or approximately 79%. The increase in selling and administrative expenses was primarily due to continued investments in growth-oriented and capability-building functions. In addition, labor costs increased as we continue to invest in sales, account management, and marketing resources to support new customer acquisition, expand relationships with existing customers, and strengthen our market presence through solution design, go-to-market execution, and thought leadership initiatives.

The $33.6 million increase in selling and administrative expenses was primarily attributable to increased selling, marketing, and administrative payroll and related expenses of $28.6 million, driven by new hires, salary increases, stock-based compensation expense, incentives and bonuses. Additional increases included business software and AI technology subscriptions of $3.5 million, marketing-related expenses of $0.7 million, unused line of credit facilitation fees of $0.3 million, indirect taxes of $0.3 million, travel and entertainment costs of $0.2 million, insurance cost of $0.2 million, fees related to the annual shareholders meeting of $0.2 million and other selling and administrative expenses of $0.9 million, offset in part by credit loss recoveries of $0.8 million and lower professional and recruitment fees of $0.5 million. Selling and administrative expenses as a percentage of total revenues were approximately 27% and 24% for the nine months ended September 30, 2026 and 2025, respectively. The increase in selling and administrative expenses as a percentage of total revenues was primarily attributable to increased selling and administrative expenses offset by higher revenues.

Income Taxes

We recorded an income tax provision of approximately $5.2 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was 11.7% and 22.3% for the nine months ended September 30, 2026 and 2025, respectively. Our overall effective tax rate for the nine months ended September 30, 2026 was favorably impacted by net windfalls related to stock-based compensation, a U.S. deduction on FDDEI and a net benefit related to FTC, partially offset by IRC Section 162(m) adjustments, the U.S. tax implications of GILTI and the impact of foreign prior year true-ups and exchange fluctuations.

In each quarter, we update the estimated annual effective tax rate based on the most recent annual forecast and make a year-to-date adjustment to the tax provision. The estimated annual effective tax rate is subject to significant volatility due to several factors including the Company’s ability to accurately forecast the pre-tax book income and permanent adjustments in multiple jurisdictions including certain stock-based compensation expense, IRC Section 162(m) adjustments, FDDEI, and a net benefit related to FTC and the U.S. tax implications of GILTI.

(Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for the components of the income tax provision for the nine-month periods ended September 30, 2026 and 2025).

Net Income

Net income was $39.6 million and $23.3 million for the nine months ended September 30, 2026 and 2025, respectively. The $16.3 million increase was a result of higher revenue, offset in part by higher direct operating costs and higher selling and administrative expenses in the current period.

Earnings per share

For the nine months ended September 30, 2026, basic and diluted earnings per share were $1.18 and $1.13, respectively, compared to $0.74 and $0.67 for the prior year period. This represents a per share increase of $0.44 for basic EPS and $0.46 for diluted EPS. Earnings per share increased for the period due to continued improvement in profitability and operating leverage, reflecting higher revenues and cost efficiencies across the business.

Adjusted Gross Profit and Margin

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. For a reconciliation of Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Margin” above.

Adjusted gross profit was $126.3 million and $78.0 million for the nine months ended September 30, 2026 and 2025, respectively. The $48.3 million increase in adjusted gross profit was primarily due to higher revenues, offset in part by higher direct operating costs. Adjusted gross margin was 45% and 43% for the nine months ended September 30, 2026 and 2025, respectively. The increase in adjusted gross margin was primarily due to higher revenues, offset in part by higher direct operating costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, please see the description of “Non-GAAP Financial Measures – Adjusted EBITDA” above.

Adjusted EBITDA was $68.1 million and $42.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $25.9 million increase in Adjusted EBITDA was due to higher net income, higher stock-based compensation and depreciation and amortization, offset in part by higher interest income in the current period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources, expressed in thousands, were as follows:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$163,967	$82,230
Working capital	151,132	84,862

As of September 30, 2026, $36.3 million of our cash and cash equivalents balance was held by our foreign subsidiaries, and $127.7 million was held in the United States.

As of September 30, 2026, cash and cash equivalents were $164.0 million, which includes $8.6 million received in connection with ongoing customer programs remained recorded within advances from customers. In addition, as of September 30, 2026, $3.8 million of advance from customers remained unpaid and is included in accrued expenses.

The cash is not required to be segregated. Management considers both advances from customers and the related unpaid project obligations when assessing our liquidity requirements.

We have used, and plan to use, our cash and cash equivalents for (i) capital investments; (ii) the expansion of our operations; (iii) technology innovation; (iv) product management and strategic marketing; (v) general corporate purposes, including working capital; and (vi) possible business acquisitions. As of September 30, 2026, we had working capital of approximately $151.1 million, as compared to working capital of approximately $84.9 million as of December 31, 2025. Working capital grew primarily due to strong revenue-driven cash inflows, which were partially offset by increased payroll and other operating expenses to support expanding AI and AI-related services and customer engagements.

We did not have any material commitments for capital expenditures as of September 30, 2026.

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

In August 2026, we filed an automatic shelf registration statement on Form S-3ASR (Registration No. 333-281379) (the “Form S-3”) with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, rights, warrants and units. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

At-The-Market Stock Offering Program

On August 6, 2026, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Goldman Sachs & Co. LLC, Craig-Hallum Capital Group LLC, Wells Fargo Securities, LLC, Maxim Group LLC, and Wedbush Securities Inc. (each, a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell shares of our Common Stock, having an aggregate offering price of up to $300,000,000 from time to time to or through the Sales Agents acting as principal and/or sales agent. No sales were made under the Sales Agreement during the three months ended September 30, 2026.

Cash Flows

Net Cash Provided by Operating Activities

Cash provided by our operating activities for the nine months ended September 30, 2026 was $80.5 million resulting from net income of $39.6 million, adjusted for non-cash expenses of $25.8 million and an increase in working capital of $15.1 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Cash provided by our operating activities for the nine months ended September 30, 2025 was $33.7 million resulting from net income of $23.3 million, adjusted for non-cash expenses of $17.4 million and a decrease in working capital of $7.0 million. Refer to the Condensed Consolidated Statements of Cash Flows for further details.

Net Cash Used in Investing Activities

Cash used in our investing activities was $7.7 million and $8.3 million for the nine-month periods ended September 30, 2026 and 2025, respectively, principally for the purchase of technology equipment including servers, network infrastructure and workstations, and expenditures for capitalized developed software.

During the next 12 months, it is anticipated that capital expenditures for capitalized developed software and ongoing technology, equipment and infrastructure upgrades will approximate to $10.0 million, a portion of which we may finance.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $9.8 million primarily from proceeds of stock option exercises of $11.0 million, offset in part by withholding taxes on net settlement of restricted stock awards of $0.3 million and payment for long-term obligations of $0.9 million.

Cash provided by financing activities for the nine months ended September 30, 2025 was $1.3 million primarily from proceeds of stock option exercises of $1.5 million, offset in part by payment of long-term obligations of $0.2 million.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of equity securities during the three months ended September 30, 2026.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Amendment Number 4 to Employment Agreement, by and between Innodata Inc. and Jack Abuhoff, as amended, effective as of September 30, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 30, 2026).

10.2*

Amendment Number 1 to Employment Agreement, by and between Innodata Inc. and Rahul Singhal, effective as of September 30, 2026 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 30, 2026).

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

101

The following materials from Innodata Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

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

INNODATA INC.

Date:	November 5, 2026	/s/ Rahul Singhal
Rahul Singhal
Chief Executive Officer and President

Date:	November 5, 2026	/s/ Jayant Chauhan
Jayant Chauhan
Chief Financial Officer
and Principal Financial Officer

Date:	November 5, 2026	/s/ Marissa B. Espineli
Marissa B. Espineli
Chief Accounting Officer
and Principal Accounting Officer